Form 10-K
period 2014-12-31
Easterly Government Properties, Inc.
filed 2015-03-30
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from                      To

Commission File Number: 001-36834

EASTERLY GOVERNMENT PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-2047728
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2101 L Street NW, Suite 750 Washington, D.C.	20037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 237-3100

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

Title of each class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

The registrant became subject to filing requirements on February 5, 2015.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of March 27, 2015, there were 24,168,379 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution investors that forward-looking statements are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	risks associated with our dependence on the U.S. Government and its agencies for substantially all of our revenues, including credit risk and risk that the U.S. Government reduces its spending on real estate or that it changes it preference away from leased properties;

•	risks associated with ownership and development of real estate;

•	decreased rental rates or increased vacancy rates;

•	loss of key personnel;

•	general volatility of the capital and credit markets and the market price of our common stock;

•	the risk we may lose one or more major tenants;

•	failure of acquisitions or development projects to yield anticipated results;

•	risks associated with actual or threatened terrorist attacks;

•	intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;

•	insufficient amounts of insurance or exposure to events that are either uninsured or underinsured;

•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change; exposure to liability relating to environmental and health and safety matters;

•	limited ability to dispose of assets because of the relative illiquidity of real estate investments and the nature of our assets;

•	exposure to litigation or other claims;

•	risks associated with breaches of our data security;

•	risks associated with our indebtedness;

•	failure to refinance current or future indebtedness on favorable terms, or at all;

•	failure to meet the restrictive covenants and requirements in our existing and new debt agreements;

•	fluctuations in interest rates and increased costs to refinance or issue new debt;

•	risks associated with derivatives or hedging activity; and

•	risks associated with mortgage debt or unsecured financing or the unavailability thereof, which could make it difficult to finance or refinance properties and could subject us to foreclosure.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. For further information on these and other factors that could affect us and the statement contained herein, you should refer to the section below entitled “Item 1.A Risk Factors.”

PART I

Item 1. Business

General

References to “Easterly,” “we,” “our,” “us” and “our company” refer to Easterly Government Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries including Easterly Government Properties LP, a Delaware limited partnership, which we refer to herein as our operating partnership.

We are an internally managed real estate investment trust, or REIT, focused primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate substantially all of our revenue by leasing our properties to such agencies through the U.S. General Services Administration, or GSA. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation.

We wholly own 29 properties in the United States, including 26 properties that are leased primarily to U.S. Government tenant agencies and three properties that are entirely leased to private tenants, encompassing approximately 2.1 million square feet in the aggregate. We focus on acquiring, developing and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

We were incorporated in Maryland as a corporation on October 9, 2014 and did not have any meaningful operations until the completion of the formation transactions and our initial public offering on February 11, 2015. In connection with our initial public offering, we engaged in certain formation transactions, or the formation transactions, pursuant to which our operating partnership acquired (i) 15 properties previously owned by the Easterly Funds (as defined below), (ii) 14 properties previously owned by Western Devcon, Inc., a private real estate company and a series of related entities beneficially owned by Michael P. Ibe, which we refer to collectively as Western Devcon and (iii) all of the ownership interests in the management entities (as defined below).

Our Predecessor means Easterly Partners, LLC and its consolidated subsidiaries, including (i) all entities or interests in U.S. Government Properties Income and Growth Fund L.P., U.S. Government Properties Income and Growth Fund REIT, Inc. and the related feeder and subsidiary entities, which we refer to, collectively, as Easterly Fund I, (ii) all entities or interests in U.S. Government Properties Income and Growth Fund II, LP, USGP II REIT LP, USGP II (Parallel) Fund, LP and their related feeders and subsidiary entities, which we refer to, collectively, as Easterly Fund II and, together with Easterly Fund I, we refer to as the Easterly Funds and (iii) the entities that manage the Easterly Funds, which we refer to as the management entities.

For purposes of Items 1, 1A and 2 of this Annual Report on Form 10-K, information regarding our properties is presented as if the formation transactions had occurred on December 31, 2014 and we acquired all of our 29 properties on such date. These properties were actually acquired by our operating partnership on February 11, 2015 in connection with the completion of our initial public offering.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of office and other commercial properties, including properties leased to the U.S. Government, through the following competitive strengths:

•

High Quality Portfolio Leased to Mission-Critical U.S. Government Agencies. We are the only internally managed public REIT that focuses primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies, primarily through the GSA. We wholly own 29 high quality properties in the United States that are currently 100% leased, including 26 properties leased primarily to government tenant agencies. As of December 31, 2014, the weighted average age of our properties was approximately ten years, and the weighted average remaining lease term was approximately eight years. A majority of our properties are leased to U.S. Government agencies that serve mission-critical functions and are of high importance within the hierarchy of these agencies. These properties generally meet our investment criteria, which target major federal buildings of Class A construction that are less than 20 years old, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, are in strategic locations to facilitate the tenant agency’s mission, include build-to-suit features and are focused on environmental sustainability.

•	U.S. Government Tenant Base with Strong History of Renewal. Our GSA leases are backed by the full faith and credit of the U.S. Government, are paid for through the Federal Buildings Fund and are not subject to direct federal appropriations. Furthermore, the GSA has never experienced a financial default. In addition to stable rent payments, our GSA leases typically have initial total terms of ten to 20 years with renewal leases having terms of five to ten years. GSA leases governing properties similar to the properties that we target have historically had high renewal rates, which limits operational risk. We believe that the strong credit quality of our U.S. Government tenant base, our long-term leases, the likelihood of lease renewal and the high tenant recovery rate for our property-related operating expenses contribute to the stability of our operating cash flows and expected distributions.

•	Experienced and Aligned Management Team. Our senior management team has a proven track record of sourcing, acquiring, developing and managing properties leased to U.S. Government agencies, primarily through the GSA. Our multidisciplinary team possesses complementary skills and experience that we expect will drive our business and growth strategies and includes the co-founders of our predecessor, the founder and president of a company specializing in the development of build-to-suit properties for the GSA and a former commissioner of the GSA’s Public Buildings Service. Collectively, our senior management team has been responsible for the acquisition of an aggregate of approximately 1.5 million square feet of GSA-leased properties and the development of approximately 1.0 million aggregate square feet of such properties. We believe that our management expertise provides us with a significant advantage over our competitors when pursuing acquisition opportunities and engaging the GSA in property development opportunities and by providing us with superior property management and tenant service capabilities.

•	Access to Acquisition Opportunities with an Active Pipeline. Our senior management team has an extensive network of longstanding relationships with owners, specialized developers, leasing brokers, lenders and other participants in the GSA-leased property market. Our team has been able to leverage these relationships to access a wide variety of sourcing opportunities, frequently resulting in the acquisition of properties that were not broadly marketed. In addition, we maintain a proprietary database that tracks approximately 8,500 leases totaling approximately 200 million rentable square feet and includes substantially every major U.S. Government-leased property that meets our investment criteria as well as information about the ownership of such properties. We believe that our longstanding industry relationships, coupled with our proprietary database, improve our ability to source and execute attractive acquisition opportunities. Further, these factors enable us to effectively initiate transactions with property owners who may not currently be seeking to sell their property, which we believe gives us a competitive advantage over others bidding in broadly marketed transactions.

•

Extensive Development Experience with U.S. Government-Leased Properties. Our senior management team has developed projects comprising approximately 4.2 million square feet, including 36 build-to-suit projects for the GSA as well as other corporate and government tenants. In the aggregate, our senior management team has developed 19 projects for the GSA. Development of government projects, particularly build-to-suit projects, requires expertise in GSA requirements and the needs of tenant agencies. Since 1994, members of our senior management team have developed an average of approximately 52,000 square feet per year of GSA-leased build-to-suit properties. We believe that our thorough understanding of the U.S. Government’s procurement processes and standards, our longstanding relationships with the GSA and other agencies of the U.S. Government, and our differentiated capabilities enables us to continue to compete effectively for U.S. Government development opportunities.

•	Value-Enhancing Asset Management. Our management team focuses on the efficient management of our properties and on improvements to our properties that enhance their value for a tenant agency and improve the likelihood of lease renewal. We work in close partnership with the GSA and tenant agencies to manage the construction of specialized, agency-specific design enhancements. These highly tailored build-outs substantially increase the likelihood of the tenant agency’s renewal and also typically generate a construction management fee paid by the tenant agency to us in the amount of approximately 15% of the actual cost of construction. We also seek to reduce operating costs at all of our properties, often by implementing energy efficiency programs that help the U.S. Government achieve its conservation and efficiency goals. Our asset management team also conducts frequent audits of each of our properties in concert with the GSA and the tenant agency so as to keep each facility in optimal condition, allowing the tenant agency to better perform its stated mission and helping to position us as a GSA partner of choice.

•	Growth-Oriented Capital Structure. Upon completion of our initial public offering on February 11, 2015, we had approximately $104.8 million of mortgage indebtedness and amounts outstanding under our senior unsecured revolving credit facility for a pro forma debt-to-capitalization ratio of 14.6%. None of our outstanding indebtedness is scheduled to mature until 2019. In connection with the completion of our initial public offering and the formation transactions, we entered into a $400.0 million senior unsecured revolving credit facility, which includes an accordion feature that provides us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million, for a total facility size of not more than $650.0 million.

Business & Growth Strategies

Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We pursue the following strategies to achieve these goals:

•	Pursue attractive acquisition opportunities. We plan to engage in strategic and disciplined acquisitions of properties that we believe are essential to the mission of select U.S. Government agencies and that, in many cases, contain agency-specific design enhancements that allow each tenant agency to better satisfy its mission. We expect to target for acquisition primarily major federal buildings of Class A construction that are less than 20 years old, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, are in strategic locations to facilitate the tenant agency’s mission, include build-to-suit features and are focused on environmental sustainability.

•	Develop Build-to-Suit U.S. Government Properties. We intend to pursue attractive opportunities to develop build-to-suit properties for use by certain U.S. Government agencies. As U.S. Government agencies expand, they often require additional space tailored specifically to their needs, which may not be available in the agency’s target market and therefore require new construction. The GSA typically solicits proposals from private companies to develop and lease such properties to the agency, rather than developing and owning the property itself. We expect to bid for those property development opportunities published by the GSA that suit our investment criteria.

•

Renew Existing Leases at Positive Spreads. We intend to renew leases at our GSA-leased properties at positive spreads upon expiration. Upon lease renewal, GSA rental rates are typically reset based on a number of factors, including inflation, the replacement cost of the building at the time of renewal and enhancements to the property since the date of the prior lease. During the term of a GSA lease, we work in close partnership with the GSA to implement improvements at our properties to enhance the

U.S. Government tenant agency’s ability to perform its stated mission, thereby increasing the importance of the building to the tenant agency and the probability of an increase in rent upon lease renewal.

•	Reduce Property-Level Operating Expenses. We intend to manage our properties to increase our income by continuing to reduce property-level operating costs. We manage our properties in a cost efficient manner so as to eliminate any excess spending and streamline our operating costs. When we acquire a property, we review all property-level operating expenditures to determine whether and how the property can be managed more efficiently.

Employees

We currently have 25 employees. None of our employees are represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

Financial Information about Industry Segments

Our principal business is the ownership and operation of Class A commercial properties that are leased to U.S. Government agencies. We do not distinguish or group our operations on a geographical basis when measuring performance. Accordingly, we believe we have a single reportable segment for disclosure purposes in accordance with GAAP.

Significant Tenants

Substantially all of our current rents come from U.S. Government tenant agencies, including rents paid through the GSA. As of December 31, 2014, our U.S. Government tenant agencies accounted for more than 96.0% of our annualized lease income. For further information on the composition of our tenant base, see “Item 2: Properties.”

Insurance

We carry comprehensive general liability coverage on all of our properties, with limits of liability customary within the industry to insure against liability claims and related defense costs. Similarly, we are insured against the risk of direct physical damage in amounts necessary to reimburse us on a replacement-cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. The majority of our property policies include coverage for the perils of flood and earthquake shock with limits and deductibles customary in the industry and specific to the property. We also generally obtain title insurance policies when acquiring new properties, which insure fee title to our real properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. While we do carry commercial general liability insurance, property insurance and terrorism insurance with respect to our properties, these policies include limits and terms we consider commercially reasonable. There are certain losses that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are adequately insured.

Competition

We compete with numerous developers, real estate companies and other owners of commercial properties for acquisition and pursuing buyers for dispositions. We expect that other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs and other well-capitalized investors will compete with us to acquire existing properties and to develop new properties. In addition, U.S. Government tenants are viewed as desirable tenants by other landlords because of their strong credit profile and properties leased to U.S. Government tenant agencies often attract many potential buyers. This competition could increase prices for properties of the type we may pursue and adversely affect our profitability and impede our growth. In addition, substantially all of our properties face competition for tenants. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. This competition may affect our ability to attract and retain tenants, may reduce the rents we are able to charge and could have a material adverse effect on our business, financial condition and results of operations.

Regulation

Environmental and Related Matters

Under various federal, state or local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste, or petroleum products at, on, in, under or from such property, including costs for investigation or remediation, natural resource damages, or third-party liability for personal injury or property damage. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several. Some of our properties may be impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial, industrial or other purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so. The presence of contamination or the failure to remediate contamination on our properties may adversely affect our ability to attract or retain tenants and our ability to develop or sell or borrow against those properties.

In addition to potential liability for cleanup costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Environmental laws also may create liens on contaminated sites in favor of the U.S. Government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property.

Some of our properties are, and may be adjacent to or near other properties, used for industrial or commercial purposes. These properties may have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Releases from these properties could impact our properties. While certain properties contain or contained uses that could have or have impacted our properties, we are not aware of any liabilities related to environmental contamination that we believe will have a material adverse effect on our operations.

In addition, our properties are subject to various federal, state and local environmental and health and safety laws and regulations. Noncompliance with these environmental and health and safety laws and regulations could subject us or our tenants to liability. These liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with such laws and regulations or increase liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have a material adverse effect on us. We sometimes require our private tenants to comply with environmental and health and safety laws and regulations and to indemnify us for any related liabilities in our leases with them. But in the event of the bankruptcy or inability of any of our tenants to satisfy such obligations, we may be required to satisfy such obligations. We are not presently aware of any instances of material noncompliance with environmental or health and safety laws or regulations at our properties, and we believe that we and/or our tenants have all material permits and approvals necessary under current laws and regulations to operate our properties.

In recent years, in reaction to the Energy Policy Act of 2005, the U.S. Government has instituted “green lease” policies that include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property. In accordance with the U.S. Government’s general policy of preferring energy efficient buildings, the Energy Independence and Security Act of 2007 allows the GSA to prefer buildings for lease that have received an “Energy Star” label. This label is received by buildings that reach a specified level of energy efficiency. There are currently five properties in our portfolio that have received the “Energy Star” label.

The U.S. Government’s “green lease” initiative also permits U.S. Government tenants to require LEED-CI certification in selecting new premises or renewing leases at existing premises. Obtaining such certification may be costly and time consuming. There are currently ten properties in our portfolio that have achieved a total of 11 LEED certifications. For more information, see “Item 1.A Risk Factors.”

With respect to properties we may develop, we may be subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations that impose restrictive zoning requirements. In addition, we will be subject to registration and filing requirements in connection with these developments in certain states and localities in which we operate even if all necessary U.S. Government approvals have been obtained. We may also be subject to periodic delays or may be precluded entirely from developing properties due to building moratoriums that could be implemented in the future in certain states in which we intend to operate.

Investment Advisers Act of 1940

Easterly Partners, LLC, which became our indirect, wholly owned subsidiary following the formation transactions, recently terminated its registration as an investment advisor with the SEC under the Investment Advisers Act of 1940, or the Advisers Act. Following a routine examination, on September 25, 2014, Easterly Partners, LLC received a letter from the SEC requesting additional information regarding certain events that occurred prior to such time as Easterly Partners, LLC registered as an investment adviser. We cannot provide you with any assurance as to the final resolution of the SEC’s examination. However, we believe that Easterly Partners, LLC all times has been in material compliance with the Advisers Act and the regulations promulgated thereunder and Easterly Capital LLC, which is owned by the Chairman of our Board of Directors, has agreed to indemnify us against any and all losses or other amounts that may be payable as a result of this recent examination.

Americans with Disabilities Act

Our properties must comply with Title III of the ADA to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe the existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have not yet made a decision as to whether we will take advantage of any or all of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of this extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies that are not emerging growth companies.

Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We will remain an “emerging growth company” until the earliest to occur of the last day of the fiscal year during which our total annual revenue equals or exceeds $1 billion (subject to adjustment for inflation); the last day of the fiscal year following the fifth anniversary of this offering; the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

REIT Qualification

We intend to elect to be taxed as a REIT, commencing with our taxable year ending December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations. See “Item 1.A Risk Factors.”

Corporate Headquarters

Our principal executive offices are located at 2101 L Street NW Suite 750 Washington, DC 20037, and our telephone number is 202-595-9500.

Available Information

Our website address is www.easterlyreit.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. To access these filings, go to the “Investor Resources” portion of our “Investors Relations” page on our website, and then click on “SEC Filings.” You may also read and copy any document we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at htttp:\\www.sec.gov.

Item 1a. Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones that we may face.

Additional risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be affected adversely.

Risks Related to Real Estate

We depend on the U.S. Government and its agencies for substantially all of our revenues and any failure by the U.S. Government and its agencies to perform their obligations under their leases or renew their leases upon expiration could have a material adverse effect on our business, financial condition and results of operations.

Substantially all of our current rents come from U.S. Government tenant agencies, including rents paid through the GSA. As of December 31, 2014 our U.S. Government tenant agencies accounted for more than 96.0% of our annualized lease income. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Due to such concentration, any failure by the U.S. Government to perform its obligations under its leases or a failure to renew its leases upon expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected properties are leased, and could decrease the ultimate value of the affected property upon sale and have a material adverse effect on our business, financial condition and results of operations.

Some of our leases with U.S. Government tenant agencies permit the tenant agency to vacate the property and discontinue paying rent prior to their lease expiration date.

Some of our leases are currently in the soft-term period of the lease and tenants under such leases have the right to vacate their space during a specified period before the stated terms of their leases expire. As of December 31, 2014, tenants occupying approximately 20.5% of our rentable square feet and contributing approximately 22.8% of our annualized lease income currently have exercisable rights to terminate their leases before the stated soft term of their lease expires. In 2017 early termination rights become exercisable by other tenants who currently occupy an additional approximately 4.5% of our rentable square feet and contribute an additional approximately 2.8% of our total annualized lease income. In particular, as of December 31, 2014 seven tenants had an exercisable right to terminate their lease before the soft term expires, including the lease at our IRS—Fresno property, which accounted for approximately 10.7% of our total annualized lease income. For fiscal policy reasons, security concerns or other reasons, some or all of our U.S. Government tenant agencies under leases within the soft-term period may decide to exercise their termination rights before the stated term of their lease expires. Such events, if they were to occur and we were not able to lease to the vacant space to another tenant in a timely manner or at all, could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to renew leases or lease vacating space on favorable terms or at all as leases expire, which could adversely affect our business, financial condition and results of operations.

As of December 31, 2014, leases representing approximately 22.3% of our total annualized lease income and approximately 19.4% of the square footage of the properties in our portfolio will expire by the end of 2018. We may be unable to renew such expiring leases or our properties may not be released at net effective rental rates equal to or above the current average net effective rental rates.

In addition, when we renew leases or lease to new tenants, especially U.S. Government tenant agencies, we may spend substantial amounts for leasing commissions, tenant fit-outs or other tenant inducements. As part of our strategy, we may design build-to-suit property improvements designed to enhance the agency’s mission-critical capabilities. Because these properties have been designed or physically modified to meet the needs of a particular tenant agency, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we intend to charge or provide other concessions in order to lease the property to another tenant, which could adversely affect our business, financial condition and results of operations.

We are exposed to risks associated with property development and redevelopment, including new developments for anticipated tenant agencies and build-to-suit renovations for existing tenant agencies.

We intend to engage in development and redevelopment activities with respect to our properties, including build-to-suit renovations for existing U.S. Government tenant agencies and new developments for anticipated tenant agencies and will be subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include:

•	the availability and pricing of financing on favorable terms or at all;

•	development costs may be higher than anticipated;

•	cost overruns and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, or material shortages);

•	the potential that we may expend funds on and devote management time to projects that we do not complete; and

•	the inability to complete construction and leasing of a property on schedule, resulting in increased debt service expense and development and renovation costs.

These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of development and renovation activities, any of which could have a material adverse effect on our business, financial condition and results of operations.

We depend on the members of our senior management team and the loss of any of their services, or an inability to attract and retain highly qualified personnel, could have a material adverse effect on our business, financial condition and results of operations.

Our senior management team is comprised of four individuals with experience in identifying, acquiring, developing, financing and managing U.S. Government-leased assets and has developed long-term relationships across the commercial real estate industry, including at all levels of the GSA and at numerous government agencies. Each of these individuals brings specialized knowledge and skills in the GSA-leased property sector. The loss of services of one or more of these members of our senior management team, or our inability to attract and retain highly qualified personnel, could have a material adverse effect on our business, financial condition and results of operations and weaken our relationships with lenders, business partners, industry participants, the GSA and U.S. Government agencies.

Unfavorable market and economic conditions in the United States and globally could adversely affect occupancy levels, rental rates, rent collections, operating expenses and the overall market value of our assets and have a material adverse effect on our business, financial condition and results of operations.

Unfavorable market conditions in the geographic markets in which we operate and unfavorable economic conditions in the United States and globally may significantly affect our occupancy levels, rental rates, rent collections, operating expenses, the market value of our assets and our ability to strategically acquire, dispose of, recapitalize or refinance our properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates may be adversely affected by increases in supply of office space and is dependent upon overall economic conditions, which are adversely affected by, among other things, job losses and unemployment levels, recession, stock market volatility and uncertainty about the future. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. Any declines in our occupancy levels, rental revenues or the values of our buildings would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and to make distributions to our stockholders, which could negatively affect our financial condition and the market value of our securities. Our business may be affected by the volatility and illiquidity in the financial and credit markets, a general global economic recession and other market or economic challenges experienced by the real estate industry or the U.S. economy as a whole.

Our business may also be adversely affected by local economic conditions in the areas in which we operate. Factors that may affect our occupancy levels, our rental revenues, our net operating income, or NOI, our funds from operations or the value of our properties include the following, among others:

•	downturns in global, national, regional and local economic conditions;

•	possible reduction of the U.S. Government workforce; and

•	economic conditions that could cause an increase in our operating expenses, such as increases in property taxes (particularly as a result of increased local, state and national government budget deficits and debt and potentially reduced federal aid to state and local governments), utilities, insurance, compensation of on-site associates and routine maintenance.

Our properties are leased to a limited number of U.S. Government tenant agencies, and a change to any of these agencies’ missions could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2014, three of our U.S. Government tenant agencies, the DEA, FBI and IRS, accounted for an aggregate of approximately 41.0% of our total rentable square feet and an aggregate of approximately 46.2% of our total annualized lease income. Each U.S. Government agency has its own customs, procedures, culture, needs and mission, which translate into different requirements for its leased space, and we work with the tenant agency to design and construct specialized, agency-specific enhancements. In addition, under the terms of our GSA leases, the GSA generally has the right to designate another U.S. Government agency to occupy all or a portion of the leased property. Therefore, a change in the mission of any one of these agencies, a significant reduction in the agency’s workforce, a relocation of personnel resources, other internal reorganization or a change in the tenant agency occupying the leased space, could affect our lease renewal opportunities and have a material adverse effect on our business, financial condition and results of operations.

We currently have a concentration of properties located in California and are exposed to changes in market conditions and natural disasters in this state.

Eleven of our 29 properties are located in California, accounting for approximately 25% of our total rentable square feet and approximately 32% of our total annualized lease income as of December 31, 2014. As a result of this concentration, a material portion of our portfolio may be exposed to the effects of economic and real estate conditions in California markets, such as the supply of competing properties, general levels of employment and economic activity. In addition, historically, California has been vulnerable to natural disasters and we are therefore susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be negatively impacted.

We are subject to risks from natural disasters and climate change.

Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes or floods may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe, such as an earthquake affecting our properties in California, or destructive weather event, such as a tornado affecting our property in Nebraska, may have a significant negative effect on our business, financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather. We also are exposed to risks associated with inclement winter weather, particularly on the Atlantic coast, a region in which some of our properties are located, including increased need for maintenance and repair of our buildings.

As a result of climate change, we may also experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our properties located in the areas affected by these conditions. Should the impact of climate change be material in nature, our financial condition or results of operations would be adversely affected. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties in order to comply with such regulations.

A U.S. Government tenant agency could institute condemnation proceedings against us and seek to take our property, or a leasehold interest therein, through its power of eminent domain.

A U.S. Government tenant agency could institute condemnation proceedings against us and seek to take our property, or a leasehold interest therein, through its power of eminent domain. The procedures for settling a dispute with a U.S. Government tenant or seeking to evict a U.S. Government tenant in default may be costly, time consuming and may divert the attention of management from the operations of our business as the process requires first appealing to a GSA-assigned officer or through the Civilian Board of Contract Appeals and ultimately before the U.S. Court of Federal Claims. Furthermore, we may not be able to successfully appeal a condemnation proceeding brought by a U.S. Government tenant agency which could have a material adverse effect on our business, financial condition and results of operations.

An increase in the amount of U.S. Government-owned real estate may adversely affect us.

If there is a large increase in the amount of U.S. Government-owned real estate as a consequence of Congress enacting legislation such as the American Recovery and Reinvestment Act of 2009, which included several billion dollars for construction, repair and alteration of U.S. Government-owned buildings, certain U.S. Government tenant agencies may relocate from our properties to U.S. Government-owned real estate at the expiration of their respective leases. Similarly, it may become more difficult for us to renew our leases with U.S. Government tenant agencies when they expire or to locate additional properties that are leased to U.S. Government tenant agencies in order to grow our business. Therefore, an increase in the amount of U.S. Government-owned real estate could have a material adverse effect on our business, financial condition and results of operations.

We may be required to make significant capital expenditures to improve our properties in order to retain and attract tenants, including U.S. Government tenant agencies.

Under our leases, including our leases with U.S. Government tenant agencies, we retain certain obligations with respect to the property, including, among other things, the responsibility for maintenance and repair of the property, the provision of adequate parking, maintenance of common areas, responsibility for capital improvements such as roof replacement and major structural improvements and compliance with other affirmative covenants in the lease. The expenditure of any sums in connection therewith will reduce the cash available for distribution and may require us to fund deficits resulting from operating a property. No assurance can be given that we will have funds available to make such repairs or improvements. If we were to fail to meet these obligations, then the applicable tenant may abate rent or terminate the applicable lease, which may result in a loss of capital invested in, and anticipated profits and, in turn, have a material adverse effect on our business, financial condition and results of operations.

Capital and credit market conditions may adversely affect our access to various sources of capital or financing or the cost of capital, which could impact our business activities, dividends, earnings and common stock price, among other things.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. As of March 30, 2015 we had approximately $100.3 million of indebtedness outstanding, including amounts outstanding under our senior unsecured revolving credit facility. We have approximately $369.1 million of available borrowing capacity under the new senior unsecured revolving credit facility that we entered into in connection with our initial public offering on February 11, 2015. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and renovation activities or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out a smaller percentage of our taxable income (subject to the annual distribution requirements applicable to REITs under the Code). To the extent that we are able or choose to access capital at a higher cost than we have experienced in recent years, as reflected in higher interest rates for debt financing or a lower stock price for equity financing, our earnings per share and cash flow could be adversely affected. In addition, the price of common stock may fluctuate significantly or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

We may be unable to identify and successfully complete acquisitions and, even if acquisitions are identified and completed, we may fail to successfully operate acquired properties.

We may be unable to acquire additional properties and grow our business and any acquisitions we make may prove unsuccessful. Our ability to identify and acquire properties on favorable terms and successfully operate or renovate them may be exposed to significant risks. Agreements for the acquisition of properties are subject to customary conditions to closing, including completion of due diligence investigations and other conditions that are not within our control that may not be satisfied. In this event, we may be unable to complete an acquisition after incurring certain acquisition-related costs. In addition, if mortgage debt is unavailable at reasonable rates, we may be unable to finance the acquisition on favorable terms in the time period we desire, or at all. We may spend more than budgeted to make necessary improvements or renovations to acquired properties and may not be able to obtain adequate insurance coverage for new properties. Further, acquired properties may be located in markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures. We may also be unable to integrate new acquisitions into our existing operations quickly and efficiently, and as a result, our results of operations and financial condition could be adversely affected. Any delay or failure on our part to identify, negotiate, finance and consummate such acquisitions in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, could impede our growth and have an adverse effect on us, including our financial condition, results of operations, cash flow and the market value of our securities.

Certain of our properties are leased to private tenants and we may be unable to collect balances due from private tenants that file for bankruptcy protection.

If a private tenant or lease guarantor files for bankruptcy, we will become a creditor of such entity, but may not be able to collect all pre-bankruptcy amounts owed by that party. In addition, a tenant that files for bankruptcy protection may terminate its lease with us under federal law, in which event we would have a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term, which could adversely affect our business, financial condition and results of operations.

Because our principal tenants are agencies of the U.S. Government, our properties have a higher risk of terrorist attack than similar properties leased to non-governmental tenants.

Terrorist attacks may materially adversely affect our operations, as well as directly or indirectly damage our assets, both physically and financially. Because our principal tenants are, and are expected to continue to be, agencies of the U.S. Government, our properties are presumed to have a higher risk of terrorist attack than similar properties that are leased to non-governmental tenants. Further, some of our properties may be considered “high profile” targets because of the particular U.S. Government tenant (e.g., the DEA and FBI). Terrorist attacks, to the extent that these properties are uninsured or underinsured, could have a material adverse effect on our business, financial condition and results of operations.

Competition could limit our ability to acquire attractive investment opportunities and to attract and retain tenants.

We compete with numerous developers, real estate companies and other owners of commercial properties for acquisition and pursuing buyers for dispositions. We expect that other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs and other well-capitalized investors will compete with us to acquire existing properties and to develop new properties. In addition, U.S. Government tenants are viewed as desirable tenants by other landlords because of their strong credit profile and properties leased to U.S. Government tenant agencies often attract many potential buyers. This competition could increase prices for properties of the type we may pursue and adversely affect our profitability and impede our growth. In addition, substantially all of our properties face competition for tenants. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. This competition may affect our ability to attract and retain tenants, may reduce the rents we are able to charge and could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to increased costs of insurance and limitations on coverage, particularly regarding acts of terrorism.

We maintain comprehensive insurance coverage for general liability, property and other risks on all of our properties, including coverage for acts of terrorism. Future changes in the insurance industry’s risk assessment approach and pricing structure may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results. Most of our loan agreements contain customary covenants requiring us to maintain insurance. We may not be able to obtain an appropriate amount of coverage at reasonable costs, or at all, in the future. In addition, if lenders insist on greater insurance coverage than we are able to obtain, it could adversely affect our ability to finance or refinance our properties and execute our growth strategies, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We may become subject to liability relating to environmental and health and safety matters, which could have a material adverse effect on our business, financial condition and results of operations.

Under various federal, state or local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste or petroleum products at, on, in, under or from such property, including costs for investigation or remediation, natural resource damages or third-party liability for personal injury or property damage. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several. Some of our properties may be impacted by contamination arising from current uses of the property or from adjacent properties used for commercial, industrial or other purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so. The presence of contamination or the failure to remediate contamination on our properties may adversely affect our ability to attract or retain tenants and our ability to develop or sell or borrow against those properties. In addition to potential liability for cleanup costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Environmental laws also may create liens on contaminated sites in favor of the U.S. Government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property.

Some of our properties are, and may be adjacent to or near other properties, used for industrial or commercial purposes. These properties may have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Releases from these properties could impact our properties.

In addition, our properties are subject to various federal, state and local environmental and health and safety laws and regulations. Noncompliance with these environmental and health and safety laws and regulations could subject us or our tenants to liability. These liabilities could affect a commercial tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with such laws and regulations or increase liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise adversely affect our operations, or those of our tenants, which could in turn have an adverse effect on us. As the owner or operator of real property, we may also incur liability based on various building conditions.

In addition, our properties may contain or develop harmful mold or suffer from other indoor air quality issues. Indoor air quality issues also can stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants or others if property damage or personal injury occurs.

The costs or liabilities incurred as a result of environmental issues may affect our ability to make distributions to our stockholders and could have a material adverse effect on our business, financial condition and results of operations.

Our development activities may be subject to risks relating to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations that impose restrictive zoning requirements.

Our development activities may be subject to risks relating to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations that impose restrictive zoning requirements. In addition, we will be subject to registration and filing requirements in connection with these developments in certain states and localities in which we operate even if all necessary U.S. Government approvals have been obtained. We may also be subject to periodic delays or may be precluded entirely from developing properties due to building moratoriums that could be implemented in the future in certain states in which we intend to operate. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken.

Real estate investments are relatively illiquid and may limit our flexibility.

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. Our inability to sell our properties on favorable terms or at all could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations. In addition, real estate can at times be difficult to sell quickly at prices we find acceptable. The Code also imposes restrictions on REITs, which are not applicable to other types of real estate companies, with respect to the disposition of properties. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the properties in our portfolio promptly in response to changes in economic or other conditions.

Our properties may be subject to impairment charges.

On a quarterly basis, we assess whether there are any indicators that the value of our properties may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows analysis considers the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our properties. These assessments may be influenced by factors beyond our control, such as early vacating by a tenant or damage to properties due to earthquakes, tornadoes, hurricanes and other natural disasters, fire, civil unrest, terrorist acts or acts of war. These assessments may have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that we will not take impairment charges in the future related to the impairment of our properties. Any such impairment could have a material adverse effect on our business, financial condition and results of operations in the period in which the charge is taken.

We may from time to time be subject to litigation, which could have a material adverse effect on our business, financial condition and results of operations.

We may be a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others to which we may be subject from time to time may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, or adversely impact our ability to attract officers and directors.

We may be subject to unknown or contingent liabilities related to properties or businesses that we have acquired or may acquire in the future, including as part of the formation transactions, for which we may have limited recourse against the sellers.

Assets and entities that we have acquired or may acquire in the future, including as part of the formation transactions, may be subject to unknown or contingent liabilities for which we may have limited recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In the future we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our business, financial condition and results of operations. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the assets and entities acquired by us.

As part of the formation transactions, we (through contributions to our operating partnership) acquired the properties and assets from the Easterly Funds and certain other assets from Western Devcon, subject to existing liabilities, some of which may be unknown. Each of the Easterly Funds and Western Devcon made representations, warranties and covenants to us regarding the entities and assets that we acquired and we will be indemnified in an amount up to 5% of the consideration received by the party responsible for the representation, warranty or covenant for claims made within one year of the completion of our initial public offering with respect to breaches of such representations, warranties or covenants. Because many liabilities, including tax liabilities, may not be identified within such period, we may have no recourse for such liabilities. Any unknown or unquantifiable liabilities that we have assumed in connection with the formation transactions for which we have no or limited recourse could adversely affect us.

One property is encumbered by a right of first refusal with respect to a sale of the property, which could materially and adversely affect the timing and terms of any sale of the property.

One property is encumbered by a right of first refusal with respect to a sale of the property, which could materially and adversely affect the timing and terms of any sale of the property. A right of first refusal encumbers our DEA—Dallas property until the earlier of January 7, 2025, or the date on which two bona fide third-party sales have occurred for which the right of first refusal has not been exercised. As a result of this right of first refusal, we may be delayed in our attempt to sell this property if and when any such disposition is necessary or desirable.

One of our tenants has an option to purchase the property during the term of its lease, which if exercised could have a material adverse effect on our business, financial condition and results of operations.

Lummus Corporation, the private tenant leasing our property located in Lubbock, Texas has an option to purchase the property during the term of its lease. The option may first be exercised in August 2018. The purchase price upon the exercise of this option decreases over the term of the lease, ranging from $4.2 million to $3.0 million. If Lummus Corporation exercises its option to purchase the property, we would lose the associated rental income, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

We may need to borrow funds or dispose of assets to meet our distribution requirements.

We may need to borrow funds or dispose of assets to meet our distribution requirements. In order for us to continue to qualify as a REIT, we are required to make annual distributions generally equal to at least 90% of our taxable income, computed without regard to the dividends paid deduction and excluding net capital gain. In addition, as a REIT, we will be subject to U.S. federal income tax to the extent that we distribute less than 100%

of our taxable income (including capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified by the Code. Under some circumstances, we may be required to pay distributions in excess of cash available for distribution in order to meet these distribution requirements or to avoid or minimize the imposition of tax, and we may need to borrow funds or dispose of assets to make such distributions, which could have a material adverse effect on our financial condition, results of operations, cash flow and trading price of our common stock.

Our subsidiaries may be prohibited from making distributions and other payments to us.

All of our properties are owned, and all of our operations are conducted, by our operating partnership and our other subsidiaries. As a result, we depend on distributions and other payments from our operating partnership and our other subsidiaries in order to satisfy our financial obligations and make payments to our investors. The ability of our subsidiaries to make such distributions and other payments depends on their earnings and cash flow and may be subject to statutory or contractual limitations. As an equity investor in our subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of such subsidiaries’ debt or other obligations that are senior to our claims.

Risks Related to Our Organization and Structure

The ability of stockholders to control our policies and effect a change of control of our company is limited by certain provisions of our charter and bylaws and by Maryland law.

There are provisions in our charter and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:

Our charter authorizes our board of directors to amend our charter to increase or decrease the aggregate number of authorized shares of stock, to authorize us to issue additional shares of our common stock or preferred stock and to classify or reclassify unissued shares of our common stock or preferred stock and thereafter to authorize us to issue such classified or reclassified shares of stock. We believe these charter provisions will provide us with increased flexibility in structuring possible future financings and acquisitions and in meeting other needs that might arise. The additional classes or series, as well as the additional authorized shares of our common stock, will be available for issuance without further action by our stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Although our board of directors does not currently intend to do so, it could authorize us to issue a class or series of stock that could, depending upon the terms of the particular class or series, delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or that our common stockholders otherwise believe to be in their best interests.

In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals (as defined in the Code to include certain entities such as private foundations) at any time during the last half of any taxable year (beginning with our second taxable year as a REIT). In addition, if the owners of 50% or more of either Easterly Fund REIT were to own 50% or more in value of our capital stock, we would be treated as a successor to the Easterly Fund REIT, and our ability to elect REIT status for a certain period would depend on that Easterly Fund REIT’s qualification as a REIT. In order to help us qualify as a REIT and not be treated as a successor to an Easterly Fund REIT, our charter generally prohibits (A) any person or entity from actually or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, (i) more than 7.1% (in value or in number of shares, whichever is more restrictive) of the issued and outstanding shares of any class or series of our stock or (ii) more than 7.1% in value of the aggregate of the outstanding shares of all classes and series of our stock (the “ownership limits)” and

(B) the owners of 50% or more of an Easterly Fund REIT from owning 50% or more of us, applying certain attribution of ownership rules. These ownership restrictions may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of our common stock. In connection with the formation transactions and the concurrent private placement, our board of directors has granted waivers from the ownership limit contained in our charter to Michael P. Ibe, Easterly Fund I and Easterly Fund II to own up to approximately 21%, 22% and 28%, respectively, of our outstanding common stock in the aggregate.

In addition, certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including the Maryland business combination and control share provisions.

As permitted by the MGCL, our board of directors has adopted a resolution exempting any business combinations between us and any other person or entity from the business combination provisions of the MGCL. Our bylaws provide that this resolution or any other resolution of our board of directors exempting any business combination from the business combination provisions of the MGCL may only be revoked, altered or amended, and our board of directors may only adopt any resolution inconsistent with any such resolution (including an amendment to that bylaw provision), which we refer to as an-opt in to the business combination provisions, with the affirmative vote of a majority of the votes cast on the matter by holders of outstanding shares of our common stock. In addition, as permitted by the MGCL, our bylaws contain a provision exempting from the control share acquisition provisions of the MGCL any and all acquisitions by any person of shares of our stock. This bylaw provision may be amended, which we refer to as an opt-in to the control share acquisition provisions, only with the affirmative vote of a majority of the votes cast on such an amendment by holders of outstanding shares of our common stock.

Subtitle 8 of Title 3 of the MGCL permits a board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director. We have elected in our charter to be subject to the provision of Subtitle 8 that provides that vacancies on our board of directors may be filled only by the remaining directors. We have not elected to be subject to any of the other provisions of Subtitle 8, including the provisions that would permit us to classify our board of directors or increase the vote required to remove a director without stockholder approval. Moreover, our charter provides that, without the affirmative vote of a majority of the votes cast on the matter by our stockholders entitled to vote generally in the election of directors, we may not elect to be subject to any of these additional provisions of Subtitle 8.

Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then current market price. In addition, the provisions of our charter on the removal of directors and the advance notice provisions of our bylaws, among others, could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Each item discussed above may delay, deter or prevent a change in control of our company, even if a proposed transaction is at a premium over the then-current market price for our common stock. Further, these provisions may apply in instances where some stockholders consider a transaction beneficial to them. As a result, our stock price may be negatively affected by these provisions.

Certain provisions in the partnership agreement of our operating partnership may delay or prevent acquisitions of us.

Provisions in the partnership agreement of our operating partnership may delay, or make more difficult, acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an acquisition of us or change of our control, although some holders of common stock might consider such proposals, if made, desirable. These provisions include

•	redemption rights for holders of common units beginning 15 months after the completion of our initial public offering on February 11, 2015;

•	a requirement that we may not be removed as the general partner of our operating partnership without our consent;

•	transfer restrictions on common units; and

•	our ability, as general partner, in some cases, to amend the partnership agreement and to cause the operating partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our operating partnership without the consent of the limited partners.

In addition, Easterly Government Properties, Inc. may not transfer any of its interest in our operating partnership, withdraw as general partner of our operating partnership or consummate a fundamental transaction, including mergers, consolidations and sales of all or substantially all of its assets, subject to certain limited exceptions, without partnership approval, as such term is defined in the partnership agreement of our operating partnership. Partnership approval is obtained when the sum of (a) the number of common units issued in the formation transactions and consenting to the transaction that are held by Western Devcon, the Easterly Funds and Easterly Capital, LLC plus (b) the product of (x) the number of common units held by Easterly Government Properties, Inc. and its subsidiaries multiplied by (y) the percentage of the votes that were cast in favor of the transaction by the holders of shares of our common stock, exceeds 50% of the aggregate number of common units issued in the formation transactions and common units held by Easterly Government Properties, Inc. and its subsidiaries outstanding at such time. This right to vote by certain holders of common units on a transfer or assignment of Easterly Government Properties, Inc.’s interest in our operating partnership, withdrawal as general partner of our operating partnership and consummation of a fundamental transaction will permanently terminate at such time as we own more than 85% of the aggregate of (a) the outstanding common units held by us and (b) the common units issued in the formation transactions that are held by Western Devcon, the Easterly Funds and Easterly Capital, LLC, their respective affiliates and direct or indirect investors. As of March 30, 2015, Western Devcon, the Easterly Funds and Easterly Capital, LLC owned an aggregate of approximately 39.1% of the outstanding common units and Easterly Government Properties, Inc. owned approximately 60.9% of the outstanding common units.

We may decide to change our investment strategy without stockholder approval and acquire and develop properties outside of our target market, which could have a material adverse effect on our business, financial condition and results of operations.

We may decide to change our investment strategy without stockholder approval and seek to acquire and develop properties that are not leased to U.S. Government tenant agencies. Any change to our investment strategy, including the making of investments outside our target market, could have a material adverse effect on our business, financial condition and results of operations.

Our board of directors may change our policies without stockholder approval.

Our policies, including any policies with respect to investments, leverage, financing, growth, debt and capitalization, are determined by our board of directors or those committees or officers to whom our board of directors may delegate such authority. Our board of directors also establish the amount of any dividends or other distributions that we may pay to our stockholders. Our board of directors or the committees or officers to which such decisions are delegated have the ability to amend or revise these and our other policies at any time without stockholder vote. Accordingly, our stockholders are not entitled to approve changes in our policies.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions that you do not believe are in your best interests.

Maryland law provides that a director has no liability in that capacity if he or she satisfies his or her duties to us and our stockholders. Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter authorizes us to obligate us, and our bylaws requires us, to indemnify our directors for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our charter and bylaws also authorize us to indemnify our officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law and indemnification agreements that we have entered into with our executive officers require us to indemnify such officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited with respect to directors and may be limited with respect to officers. In addition, we will be obligated to advance the defense costs incurred by our directors and our executive officers pursuant to indemnification agreements, and may, in the discretion of our board of directors, advance the defense costs incurred by our officers, our employees and other agents, in connection with legal proceedings.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of common units, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any of its partners, on the other. Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we have duties and obligations to our operating partnership and its limited partners under Delaware law as modified by the partnership agreement of our operating partnership in connection with the management of our operating partnership as the sole general partner. The limited partners of our operating partnership expressly acknowledge that the general partner of our operating partnership acts for the benefit of our operating partnership, the limited partners and our stockholders collectively. When deciding whether to cause our operating partnership to take or decline to take any actions, the general partner will be under no obligation to give priority to the separate interests of (i) the limited partners of our operating partnership (including the tax interests of our limited partners, except as provided in a separate written agreement) or (ii) our stockholders. Nevertheless, the duties and obligations of the general partner of our operating partnership may come into conflict with the duties of our directors and officers to our company and our stockholders.

Each of Michael P. Ibe, a Director and our Executive Vice President—Development and Acquisitions, the Easterly Funds and the owner of Easterly Partners, LLC, which are all controlled by Darrell W. Crate, our Chairman, own a substantial beneficial interest in our company on a fully diluted basis and each has the ability to exercise significant influence on our company.

As of March 30, 2015 Michael P. Ibe, a Director and our Executive Vice President—Development and Acquisitions, owned approximately 14.5% of our outstanding common units and the Easterly Funds and the owner of Easterly Partners, LLC, which are all controlled by Darrell W. Crate, our Chairman, owned approximately 42.8% of our outstanding shares of common stock and 62.9% of our outstanding common units which represent an approximate aggregate 50.7% of our company’s common stock on a fully diluted basis. Consequently, Mr. Ibe and the Easterly Funds may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. As a result, Mr. Ibe and the Easterly Funds could exercise their influence in a manner that conflicts with the interests of other stockholders.

If there are deficiencies in our disclosure controls and procedures or internal control over financial reporting, we may be unable to accurately present our financial statements, which could materially and adversely affect us, including our business, reputation, results of operations, financial condition or liquidity.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning in 2016, Section 404 of the Sarbanes-Oxley Act, or Section 404, will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an emerging growth company, we are availing ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal controls from our independent registered public accounting firm.

After we are no longer an emerging growth company, or sooner if we choose not to take advantage of certain exemptions set forth in the JOBS Act, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

We do not own the Easterly name, but have entered into a license agreement with Easterly Capital, LLC, which we refer to as Easterly Capital, consenting to our use of the Easterly logo and name. Use of the name by other parties or the termination of our license agreement may have a material adverse effect on our business, financial condition and results of operations.

We have entered into a perpetual license agreement with Easterly Capital pursuant to which it grants us a perpetual, royalty-free license to use the Easterly logo and the Easterly name and variations thereof, which license is exclusive to business activities involving properties to be leased to or developed for governmental entities, including properties leased to the GSA. We have a right to use this logo and name for so long as we are not in breach of the terms of the license agreement. Easterly Capital retains the right to continue using the Easterly name. We will be unable to preclude Easterly Capital from licensing or transferring the ownership of the

Easterly name to third parties, except in the limited circumstance where our license is exclusive. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Easterly Capital or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using the Easterly name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and have a material adverse effect on our business, financial condition and results of operations.

We must obtain the consent of the U.S. Government in order to assume the rights and obligations of the landlord under the leases of certain properties contributed to us in the formation transactions, and we need to collect the U.S. Government’s rent payments from the contributors of those properties until that consent is obtained.

The leases associated with some of the properties that were contributed to us in the formation transactions require that we obtain the consent of the U.S. Government in order to transfer the rights and obligations of the landlord from the respective contributors to us. The consent process began after the closing of the formation transactions, and is time-consuming and not obligatory on the part of the U.S. Government. In the meantime, the U.S. Government continues to pay rent to the former owners of those properties until the applicable consent is obtained. If one or more contributors of our properties improperly retain rent payments or become subject to bankruptcy, receivership or other insolvency proceedings, we may be unable to recover all or a portion the rent payable by the U.S. Government under such leases in a timely manner, or at all, which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Indebtedness and Financing

We have a substantial amount of indebtedness that may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of March 30, 2015 have approximately $100.3 million of indebtedness outstanding, including amounts outstanding under our $400.0 million senior unsecured revolving credit facility. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Code. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;

•	make it more difficult for us to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;

•	force us to dispose of one or more of our properties, possibly on unfavorable terms (including the possible application of the 100% tax on income from “prohibited transactions” or in violation of certain covenants to which we may be subject;

•	subject us to increased sensitivity to interest rate increases;

•	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;

•	limit our ability to withstand competitive pressures;

•	limit our ability to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	reduce our flexibility in planning for or responding to changing business, industry and economic conditions; or

•	place us at a competitive disadvantage to competitors that have relatively less debt than we have.

If any one of these events were to occur, our financial condition, results of operations, cash flow and trading price of our common stock could be adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

We may be unable to refinance current or future indebtedness on favorable terms, if at all.

We may be unable to refinance existing debt on terms as favorable as the terms of existing indebtedness, or at all, including as a result of increases in interest rates or a decline in the value of our portfolio or portions thereof. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds from other capital transactions, such as new equity capital, our operating cash flow will not be sufficient in all years to repay all maturing debt. As a result, certain of our other debt may cross default, we may be forced to postpone capital expenditures necessary for the maintenance of our properties, we may have to dispose of one or more properties on terms that would otherwise be unacceptable to us or we may be forced to allow the mortgage holder to foreclose on a property. We also may be forced to limit distributions and may be unable to meet the REIT distribution requirements imposed by the Code. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations and could adversely affect our ability to make distributions to our stockholders.

We may not have sufficient cash flow to meet the required payments of principal and interest on our debt or to pay distributions on our shares at expected levels.

In the future, our cash flow could be insufficient to meet required payments of principal and interest or to pay distributions on our shares at expected levels. In this regard, we note that in order for us to continue to qualify as a REIT, we are required to make annual distributions generally equal to at least 90% of our taxable income, computed without regard to the dividends paid deduction and excluding net capital gain. In addition, as a REIT, we will be subject to U.S. federal income tax to the extent that we distribute less than 100% of our taxable income (including capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified by the Code. These requirements and considerations may limit the amount of our cash flow available to meet required principal and interest payments. If we are unable to make required payments on indebtedness that is secured by a mortgage on our property, the asset may be transferred to the lender with a resulting loss of income and value to us, including adverse tax consequences related to such a transfer.

Certain of our debt agreements include restrictive covenants, requirements to maintain financial ratios and default provisions, which could limit our flexibility, our ability to make distributions and require us to repay the indebtedness prior to its maturity.

Certain mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. As of March 30, 2015, we had $69.4 million of combined U.S. property mortgages and other secured debt. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants and our future senior unsecured revolving credit facility will, and other future debt may, require us to maintain various financial ratios. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. Early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of March 30, 2015, we had $30.9 million of outstanding consolidated debt subject to instruments, which bear interest at variable rates, and we expect that we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which could adversely affect us.

We may, in a manner consistent with our qualification as a REIT, seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

When a hedging agreement is required under the terms of a mortgage loan, it is often a condition that the hedge counterparty maintains a specified credit rating. With the current volatility in the financial markets, there is an increased risk that hedge counterparties could have their credit rating downgraded to a level that would not be acceptable under the loan provisions. If we were unable to renegotiate the credit rating condition with the lender or find an alternative counterparty with acceptable credit rating, we could be in default under the loan and the lender could seize that property through foreclosure, which could adversely affect us.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into either to manage risk of interest rate changes with respect to borrowings incurred or to be incurred to acquire or carry real estate assets, or to manage the risk of currency fluctuations with respect to any item of income or gain (or any property that generates such income or gain) that constitutes “qualifying income” for purposes of the 75% or 95% gross income tests applicable to REITs, does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided that we properly identify the hedging transaction pursuant to the applicable sections of the Code and Treasury Regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a “Taxable REIT Subsidiary,” or TRS. The use of a TRS could increase the cost of our hedging activities (because our TRS would be subject to tax on income or gain resulting from hedges entered into by it) or expose us to greater risks than we would otherwise want to bear. In addition, net losses in any of our TRSs will generally not provide any tax benefit except for being carried forward for use against future taxable income in the TRSs.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure of any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the distribution requirements applicable to REITs under the Code.

High mortgage rates or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we may be unable to refinance the properties when the loans become due, or to refinance on favorable terms. If interest rates are higher when we refinance our properties, our income could be reduced. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to make distributions necessary to meet the distribution requirements imposed on REITs under the Code.

Risks Related to Our Common Stock

The market price and trading volume of our common stock may be volatile.

The trading price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or dividends;

•	changes in guidance related to financial performance;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this report;

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our underlying asset value;

•	investor confidence in the stock and bond markets, generally;

•	changes in tax laws;

•	future equity issuances;

•	failure to meet guidance related to financial performance;

•	failure to meet and maintain REIT qualifications; and

•	general market and economic conditions.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have an adverse effect on our financial condition, results of operations, cash flow and trading price of our common stock.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and benefits under the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile and decline significantly.

The form, timing or amount of dividend distributions in future periods may vary and be impacted by economic and other considerations.

The form, timing or amount of dividend distributions will be declared at the discretion of our board of directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements applicable to REITs under the Code and other factors as our board of directors may consider relevant.

The market value of our common stock may decline due to the large number of our shares eligible for future sale.

The market value of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of common stock in the future at a time and at a price that we deem appropriate.

A significant number of our outstanding shares of common stock are held by Western Devcon, the Easterly Funds and Easterly Capital, LLC who acquired shares in the formation transactions and the concurrent private placement. These shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. All of these shares of our common stock will be eligible for future sale following the expiration of the 180-day lock-up period, and certain of such shares held by Western Devcon, the Easterly Funds and Easterly Capital, LLC have registration rights pursuant to registration rights agreements that we have entered into with those investors. When the restrictions under the lock-up arrangements expire or are waived, the related shares of common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock will be available for sale or resale, as the case may be, and such sales or resales, or the perception of such sales or resales, could depress the market price for our common stock. In addition, from and after 15 months following the closing of our initial public offering, limited partners of our operating partnership, other than us, will have the right to require our operating partnership to redeem part or all of their common units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the election to redeem, or, at our election, shares of our common stock on a one-for-one basis.

In addition, future sales of shares of common stock may be dilutive to existing stockholders.

Risks Related to Our Status as a REIT

Failure to qualify or to maintain our qualification as a REIT would have significant adverse consequences to the value of our common stock.

We intend to elect and to operate in a manner that will allow us to qualify as a REIT commencing with our taxable year ending December 31, 2015. The Code generally requires that a REIT distribute at least 90% of its taxable income (without regard to the dividends paid deduction and excluding net capital gains) to stockholders annually, and a REIT must pay income tax, including any applicable alternative minimum tax, at regular corporate rates to the extent that it distributes less than 100% of its taxable income (including capital gains) in a given year. In addition, a REIT is required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions it makes in a calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. To avoid entity-level U.S. federal income and excise taxes, we anticipate distributing at least 100% of our taxable income.

We believe that we have been and will continue to be owned and organized, and have operated and will operate, in a manner that will allow us to qualify as a REIT commencing with our taxable year ending December 31, 2015. However, we cannot assure you that we have been and will continue to be owned and organized and have operated and will operate as such. Qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. We have not requested and do not intend to request a ruling from the IRS that we qualify as a REIT. The complexity of these provisions and of the applicable Treasury Regulations is greater in the case of a REIT that, like us, holds its assets through one or more partnerships. Moreover, in order to qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding stock, the absence of inherited retained earnings from non-REIT periods and the amount of our distributions. Our ability to satisfy the asset tests imposed on REITs depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT gross income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our gross income and assets on an ongoing basis. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for U.S. federal income tax purposes or the U.S. federal income tax consequences of such qualification. Accordingly, it is possible that we may not meet the requirements for qualification as a REIT.

If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. If we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for the four subsequent taxable years. If we fail to qualify as a REIT, we would be subject to entity-level income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate tax rates. As a result, the amount available for distribution to holders of our common stock would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and adversely affect the value of our common stock.

We may owe certain taxes notwithstanding our qualification as a REIT.

Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, on taxable income that we do not distribute to our stockholders, on net income from certain “prohibited transactions,” and on income from certain activities conducted as a result of foreclosure. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a management business) through TRSs and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. Furthermore, to the extent that we conduct operations outside of the United States, our operations would subject us to applicable foreign taxes, regardless of our status as a REIT for U.S. tax purposes.

If our operating partnership is treated as a corporation for U.S. federal income tax purposes, we will cease to qualify as a REIT.

We believe our operating partnership qualifies and will continue to qualify as a partnership for U.S. federal income tax purposes. Assuming that it qualifies as a partnership for U.S. federal income tax purposes, our operating partnership will not be subject to U.S. federal income tax on its income. Instead, its partners, including us, generally are required to pay tax on their respective allocable share of our operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge our operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, therefore, cease to qualify as a REIT, and our operating partnership would become subject to U.S. federal, state and local income tax. The payment by our operating partnership of income tax would reduce significantly the amount of cash available to our partnership to satisfy obligations to make principal and interest payments on its debt and to make distribution to its partners, including us.

Our acquisition of common units from certain REITs controlled by the Easterly Funds may involve certain tax risks.

After 15 months following our initial public offering on February 11, 2015, we expect that certain entities included in the Easterly Funds that are intended to qualify for taxation as REITs, each of which we refer to as an Easterly Fund REIT, may tender common units held by them for redemption and liquidate. If we elect to issue shares of our common stock to acquire the common units tendered by one of the Easterly Fund REITs, the acquisition and liquidation may qualify as a tax-deferred corporate reorganization for U.S. federal income tax purposes. In that case, we would inherit the tax basis of the Easterly Fund REIT in the common units that we acquire. As a result of such a carryover tax basis, we may be allocated less depreciation, and additional gain on sale, with respect to our properties, than would be the case if we acquired such common units in a taxable transaction. In addition, if the acquisition of common units from the Easterly Fund REIT in exchange for shares of our common stock qualified as a tax-deferred reorganization, but the Easterly Fund REIT failed to qualify as a REIT prior to the acquisition, we could be subject to a corporate level tax if we sell properties held by us at the time of the acquisition of common units from the Easterly Fund REIT in a taxable transaction within ten years following the tax deferred reorganization. The corporate tax applies to the lesser of (i) our gain on such sale, or (ii) that portion of the built-in gain at the time of the acquisition from the Easterly Fund REIT that is attributable to the common units acquired from such Easterly Fund REIT. Gain from a sale of such an asset occurring after the 10-year period ends would not be subject to this tax. In such circumstances we also would inherit any undistributed non-REIT earnings and profits of the Easterly Fund REIT, which we would need to distribute by the end of the year of the acquisition.

If the owners of 50% or more of one of the Easterly Fund REITs were to acquire 50% or more of our stock, in connection with or following the liquidation or merger of such Easterly Fund REIT, we could be deemed a “successor” to such Easterly Fund REIT for purposes of the REIT rules. Successor treatment would mean that our election to be taxed as a REIT could be terminated if it were determined that the applicable Easterly Fund REIT had failed to qualify as a REIT for periods prior to its liquidation or merger. We do not intend to issue stock in exchange for common units held by an Easterly Fund REIT if we believe it could cause us to be treated as its successor, which may require us to redeem common units for cash when we otherwise would prefer to pay in shares of our common stock. Our charter contains ownership restrictions that will prevent any overlapping ownership that would cause us to be a successor of an Easterly Fund REIT, and we intend to enforce such provisions.

Dividends payable by REITs generally do not qualify for reduced tax rates.

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income when paid to such stockholders. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

A portion of our distributions may be treated as a return of capital for U.S. federal income tax purposes, which could reduce the basis of a stockholder’s investment in shares of our common stock and may trigger taxable gain.

A portion of our distributions may be treated as a return of capital for U.S. federal income tax purposes. As a general matter, a portion of our distributions will be treated as a return of capital for U.S. federal income tax purposes if the aggregate amount of our distributions for a year exceeds our current and accumulated earnings and profits for that year. To the extent that a distribution is treated as a return of capital for U.S. federal income tax purposes, it will reduce a holder’s adjusted tax basis in the holder’s shares, and to the extent that it exceeds the holder’s adjusted tax basis will be treated as gain resulting from a sale or exchange of such shares.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or liquidate certain of our investments.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may, for instance, hinder our ability to make certain otherwise attractive investments or undertake other activities that might otherwise be beneficial to us and our stockholders, or may require us to borrow or liquidate investments in unfavorable market conditions and, therefore, may hinder our investment performance. As a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, U.S. Government securities and qualified “real estate assets.” The remainder of our investments in securities (other than cash, cash items, U.S. Government securities, securities issued by a TRS and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than cash, cash items, U.S. Government securities, securities issued by a TRS and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. After meeting these requirements at the close of a calendar quarter, if we fail to comply with these requirements at the end of any subsequent calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate from our portfolio or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

We may be subject to a 100% penalty tax on any prohibited transactions that we enter into, or may be required to forego certain otherwise beneficial opportunities in order to avoid the penalty tax on prohibited transactions.

If we are found to have held, acquired or developed property primarily for sale to customers in the ordinary course of business, we may be subject to a 100% “prohibited transactions” tax under U.S. federal tax laws on the gain from disposition of the property unless the disposition qualifies for one or more safe harbor exceptions for properties that have been held by us for at least two years and satisfy certain additional requirements (or the disposition is made through a TRS and, therefore, is subject to corporate U.S. federal income tax). Under existing law, whether property is held primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances. We intend to hold, and, to the extent within our control, to have any joint venture to which our operating partnership is a partner hold, properties for investment with a view to long-term appreciation, to engage in the business of acquiring, owning, operating and developing the properties, and to make sales of our properties and other properties acquired subsequent to the date hereof as are consistent with our investment objectives. Based upon our investment objectives, we believe that overall, our properties should not be considered property held primarily for sale to customers in the ordinary course of business. However, it may not always be practical for us to comply with one of the safe harbors, and, therefore, we may be subject to the 100% penalty tax on the gain from dispositions of property if we otherwise are deemed to have held the property primarily for sale to customers in the ordinary course of business. The potential application of the prohibited transactions tax could cause us to forego potential dispositions of other property or to forego other opportunities that might otherwise be attractive to us, or to hold investments or undertake such dispositions or other opportunities through a TRS, which would generally result in corporate income taxes being incurred.

REIT distribution requirements could adversely affect our liquidity and adversely affect our ability to execute our business plan.

In order to maintain our qualification as a REIT and to meet the REIT distribution requirements, we may need to modify our business plans. Our cash flow from operations may be insufficient to fund required distributions, for example, as a result of differences in timing between our cash flow, the receipt of income for GAAP purposes and the recognition of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves, payment of required debt service or amortization payments, or the need to make additional investments in qualifying real estate assets. The insufficiency of our cash flow to cover our distribution requirements could require us to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, (iv) pay dividends in the form of “taxable stock dividends” or (v) use cash reserves, in order to comply with the REIT distribution requirements. As a result, compliance with the REIT distribution requirements could adversely affect the market value of our common stock. The inability of our cash flow to cover our distribution requirements could have an adverse impact on our ability to raise short and long-term debt or sell equity securities. In addition, if we are compelled to liquidate our assets to repay obligations to our lenders or make distributions to our stockholders, we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as property held primarily for sale to customers in the ordinary course of business.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates, as well as state and local taxes, which may have adverse consequences on our total return to our stockholders.

Our ability to provide certain services to our tenants may be limited by the REIT rules, or may have to be provided through a TRS.

As a REIT, we generally cannot provide services to our tenants other than those that are customarily provided by landlords, nor can we derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at disadvantage to competitors who are not subject to the same restrictions. However, we can provide such non-customary services to tenants or share in the revenue from such services if we do so through a TRS, though income earned through the TRS will be subject to corporate income taxes.

We expect to earn fees from certain tenant improvement services and other non-customary services we will provide to our tenants. Gross income from such services generally may only constitute qualifying income for purposes of the 75% and 95% gross income tests to the extent that it is attributable to services provided to our tenants in connection with the entering into or renewal of a lease. In addition, services provided to our tenants other than in such circumstances might constitute non-customary services. As a result, to the extent that we provide tenant improvement services to tenants other than in connection with the entering into or renewal of a lease, we expect to provide such services through a TRS, which will be subject to full corporate tax with respect to such income.

Although our use of TRSs may partially mitigate the impact of meeting certain requirements necessary to maintain our qualification as a REIT, there are limits on our ability to own and engage in transactions with TRSs, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of securities of one or more TRSs. In addition, rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm’s-length basis. We have jointly elected with one subsidiary for such subsidiary to be treated as a TRS for U.S. federal income tax purposes. This subsidiary and any other TRSs that we form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 25% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

Possible legislative, regulatory or other actions could adversely affect our stockholders and us.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, the results of operations and the amount of cash available for the payment of dividends.

Stockholders are urged to consult with their own tax advisors with respect to the impact that new legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.

Our property taxes on certain properties could increase due to property tax rate changes or reassessment, which could adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders.

Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. In particular, our portfolio of properties may be reassessed as a result of the initial public offering on February 11, 2015. While the GSA is generally required to reimburse us for increases in real estate taxes under the terms of the GSA leases, the amount of property taxes we pay on these properties in the future may increase substantially from what we have paid in the past. Additionally, the tax bases of ten of our properties in California are likely to be reassessed in connection with the completion of the formation transactions. A reassessment would likely cause the respective tax bases of these properties and, consequently, our property taxes thereon to increase, although the amount of any such increase is not reasonably determinable at this time. We will not be reimbursed by our tenants for any such increase in property taxes resulting from such a reassessment under California law. If the property taxes we pay that are not subject to reimbursement increase, our financial condition, results of operations, cash flow, per share trading price of our common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders could be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2. Properties

We wholly own 29 properties, including 26 properties with approximately 1.8 million rentable square feet that are leased primarily to U.S. Government tenants and three properties with approximately 257,000 rentable square feet that are entirely leased to private tenants. As of December 31, 2014, our properties were 100% leased with a weighted average annualized lease income per leased square foot of $32.67 and a weighted average age of approximately ten years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our properties as of December 31, 2014 is set forth in the table below:

Property Name	Location	Property Type	Tenant Lease Expiration Year(1)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased Properties
IRS—Fresno	Fresno, CA	Office	2018		180,481	$7,316,695	10.7%	$40.54
PTO—Arlington	Arlington, VA	Office	2019 / 2020	(2)	189,871	6,469,927	9.5	34.08
FBI—San Antonio	San Antonio, TX	Office	2021		148,584	4,916,125	7.2	33.09
FBI—Omaha	Omaha, NE	Office	2024		112,196	4,789,423	7.0	42.69
ICE—Charleston(3)	North Charleston, SC	Office	2019 / 2027	(4)	86,733	3,528,428	5.2	40.68
DOT—Lakewood	Lakewood, CO	Office	2024		122,225	3,408,327	5.0	27.89
DEA—Vista	Vista, CA	Laboratory	2020		54,119	2,728,940	4.0	50.42
USFS II—Albuquerque	Albuquerque, NM	Office	2026	(5)	98,720	2,659,824	3.9	26.94
AOC—El Centro(6)	El Centro, CA	Courthouse/ Office	2019		46,813	2,603,577	3.8	55.62
USFS I—Albuquerque	Albuquerque, NM	Office	2021	(7)	92,455	2,585,443	3.8	27.96
AOC—Del Rio(6)	Del Rio, TX	Courthouse/ Office	2024		89,880	2,556,282	3.8	28.44
CBP—Savannah	Savannah, GA	Laboratory	2033		35,000	2,160,120	3.2	61.72
FBI—Little Rock	Little Rock, AR	Office	2021		101,977	2,425,959	3.6	23.79
MEPCOM—Jacksonville	Jacksonville, FL	Office	2025		30,000	2,145,384	3.2	71.51
DEA—Santa Ana	Santa Ana, CA	Office	2024		39,905	2,047,123	3.0	51.30
DEA—Dallas	Dallas, TX	Office	2021		71,827	1,779,920	2.6	24.78
CBP—Chula Vista	Chula Vista, CA	Office	2018		59,397	1,770,706	2.6	29.81
DEA—North Highlands	Sacramento, CA	Office	2017		37,975	1,708,424	2.5	44.99
CBP—Sunburst	Sunburst, MT	Office	2028		33,000	1,565,978	2.3	47.45
USCG—Martinsburg	Martinsburg, WV	Office	2027		59,547	1,751,917	2.6	29.42
DEA—Otay(8)	San Diego, CA	Office	2017		32,560	1,286,468	1.9	39.51
DEA—Riverside	Riverside, CA	Office	2017		34,354	1,249,744	1.8	36.38
DEA—Albany	Albany, NY	Office	2015	(9)	31,976	1,131,211	1.7	35.38
SSA—Mission Viejo	Mission Viejo, CA	Office	2020		11,590	488,462	0.7	42.15
SSA—San Diego	San Diego, CA	Office	2015		11,743	441,041	0.6	37.56
DEA—San Diego	San Diego, CA	Warehouse	2016		16,100	364,056	0.5	22.61

Subtotal					1,829,028	$65,879,504	96.7%	$36.02

Privately Leased
2650 SW 145th Avenue—Parbel of Florida	Miramar, FL	Warehouse/ Distribution	2022	(10)	81,721	1,392,274	2.0	17.04
5998 Osceola Court—United Technologies	Midland, GA	Manufacturing	2023	(11)	105,641	498,208	0.7	4.72
501 East Hunter Street—Lummus Corporation	Lubbock, TX	Warehouse/ Distribution	2028	(12)	70,078	399,168	0.6	5.70

Subtotal					257,440	$2,289,650	3.3%	$8.89

Total / Weighted Average					2,086,468	$68,169,154	100.0%	$32.67

(1)	The year of lease expiration does not include renewal options. All leases with renewal options are noted in the following footnotes to this table.
(2)	168,468 rentable square feet leased to the PTO will expire on March 31, 2019, and 21,403 rentable square feet leased to the PTO will expire on January 7, 2020.
(3)	This property is only partially leased to the U.S. Government. LifePoint, Inc. occupies 21,609 rentable square feet.
(4)	21,609 rentable square feet leased to LifePoint, Inc. will expire on September 30, 2019, and 65,124 rentable square feet leased to ICE will expire on January 31, 2027.
(5)	Lease contains one five-year renewal option.
(6)	A portion of this property is occupied by the U.S. Marshals Service to provide security and otherwise support the mission of the Administrative Office of the Courts. Because of the interrelated nature of the U.S. Marshals Service and the Administrative Office of the Courts, we have not separately addressed occupancy by the U.S. Marshals Service.
(7)	Lease contains one five-year renewal option.
(8)	ICE occupies 5,813 rentable square feet.
(9)	We have a nonbinding agreement of terms with the tenant for a new lease with a term through January 31, 2025.
(10)	Lease contains three five-year renewal options.
(11)	Lease contains three five-year renewal options.
(12)	Lease contains two five-year renewal options.

Our assets are located throughout the United States. The following chart sets forth the geographic diversification of our properties, by region, as defined by the GSA as of December 31, 2014:

Location	Market	Number of Properties	Number of Leases	Rentable Square Feet	Percentage of Total Rentable Square Feet	Percent Leased	Annualized Lease Income	Percentage of Total Annualized Lease Income
State
California	Pacific Rim	11	11	525,037	25.2%	100%	$22,005,236	32.3%
Texas	Greater Southwest	4	4	380,369	18.2%	100%	9,651,495	14.1%
Virginia	National Capital	1	2	189,871	9.1%	100%	6,469,927	9.5%
New Mexico	Greater Southwest	2	2	191,175	9.2%	100%	5,245,267	7.7%
Nebraska	The Heartland	1	1	112,196	5.4%	100%	4,789,423	7.0%
South Carolina	Southeast Sunbelt	1	2	86,733	4.2%	100%	3,528,428	5.2%
Florida	Southeast Sunbelt	2	2	111,721	5.3%	100%	3,537,658	5.2%
Colorado	Rocky Mountain	1	1	122,225	5.9%	100%	3,408,327	5.0%
Georgia	Southeast Sunbelt	2	2	140,641	6.7%	100%	2,658,328	3.9%
Arkansas	Greater Southwest	1	1	101,977	4.9%	100%	2,425,959	3.5%
West Virginia	Mid-Atlantic	1	1	59,547	2.8%	100%	1,751,917	2.6%
Montana	Rocky Mountain	1	1	33,000	1.6%	100%	1,565,978	2.3%
New York	Northeast & Caribbean	1	1	31,976	1.5%	100%	1,131,211	1.7%

Total / Weighted Average		29	31	2,086,468	100.0%	100%	$68,169,154	100.0%

Market
Pacific Rim		11	11	525,037	25.2%	100%	$22,005,236	32.3%
Greater Southwest(1)		7	7	673,521	32.3%	100%	17,322,721	25.4%
Southeast Sunbelt(1)		5	6	339,095	16.2%	100%	9,724,413	14.3%
National Capital		1	2	189,871	9.1%	100%	6,469,928	9.5%
Rocky Mountain		2	2	155,225	7.4%	100%	4,974,305	7.3%
The Heartland		1	1	112,196	5.4%	100%	4,789,423	7.0%
Mid-Atlantic		1	1	59,547	2.9%	100%	1,751,917	2.6%
Northeast & Caribbean		1	1	31,976	1.5%	100%	1,131,211	1.6%

Total / Weighted Average		29	31	2,086,468	100.0%	100%	$68,169,154	100.0%

(1)	Three properties entirely leased to private tenants are located in the Southeast Sunbelt (two properties) and Greater Southwest regions.

Our portfolio has a stable tenant base that is diversified among U.S. Government agencies. Our U.S. Government tenant agencies include a number of the U.S. Government’s largest and most essential agencies, such as the DEA, FBI and CBP. Our private tenants are Parbel of Florida, a subsidiary of L’Oreal SA, United Technologies, LifePoint, Inc. and Lummus Corporation. As of December 31, 2014, our properties were 100% occupied by 16 tenants. The following table provides information about the tenants that occupied our properties as of December 31, 2014:

Tenant	Number of Properties	Number of Leases	Weighted Average Remaining Lease Term(1)	Leased Square Feet	Percentage of Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income
U.S. Government
Drug Enforcement Administration(2) (“DEA”)	8	8	4.5	313,003	15.0%	$12,066,210	17.7%
Federal Bureau of Investigation (“FBI”)	3	3	7.6	362,757	17.4%	12,131,507	17.8%
Internal Revenue Service (“IRS”)	1	1	3.9	180,481	8.6%	7,316,695	10.7%
Patent and Trademark Office (“PTO”)	1	2	4.3	189,871	9.1%	6,469,927	9.5%
Customs and Border Protection (“CBP”)	3	3	10.2	127,397	6.1%	5,496,804	8.1%
U.S. Forest Service (“USFS”)	2	2	9.1	191,175	9.2%	5,245,268	7.7%
Administrative Office of the Courts (“AOC”)	2	2	7.6	136,693	6.5%	5,159,859	7.6%
Immigration and Customs Enforcement(2) (“ICE”)	1	1	11.3	70,937	3.4%	3,307,725	4.8%
Department of Transportation (“DOT”)	1	1	9.4	122,225	5.9%	3,408,327	5.0%
Military Entrance Processing Command (“MEPCOM”)	1	1	10.8	30,000	1.4%	2,145,384	3.1%
U.S. Coast Guard (“USCG”)	1	1	13.0	59,547	2.9%	1,751,917	2.6%
Social Security Administration (“SSA”)	2	2	3.4	23,333	1.1%	929,503	1.4%

Subtotal	26	27	7.1	1,807,419	86.6%	$65,429,126	96.0%

Private Tenants
Parbel of Florida	1	1	7.9	81,721	3.9%	$1,392,274	2.0%
United Technologies	1	1	9.0	105,641	5.1%	498,208	0.7%
LifePoint, Inc.	0	1	4.8	21,609	1.0%	450,378	0.7%
Lummus Corporation	1	1	13.6	70,078	3.4%	399,168	0.6%

Subtotal	3	4	9.5	279,049	13.4%	$2,740,028	4.0%
Total / Weighted Average	29	31	7.5	2,086,468	100.0%	$68,169,154	100.0%

(1)	Weighted based on square feet.
(2)	The DEA-Otay property is primarily occupied by the DEA. However, ICE occupies approximately 18% of the total leased square footage of the property. The weighted average remaining lease term, leased square feet, annualized lease income and percentage of total annualized lease income have been adjusted accordingly.

As of December 31, 2014, less than ten percent of our leases, based on square footage and total annualized lease income, were scheduled to expire before 2018. Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. In recent years the GSA has increasingly entered into leases with “soft-term” periods. We believe that, from the GSA’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties (approximately 12 years), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of December 31, 2014.

Year of Lease Expiration(1)	Number of Leases Expiring	Square Footage of Leases Expiring	Percent of Portfolio Square Footage of Leases Expiring	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Available	0	N/A	N/A	N/A	N/A	N/A
Signed leases not commenced	0	N/A	N/A	N/A	N/A	N/A
2014	0	N/A	N/A	N/A	N/A	N/A
2015	2	43,719	2.1%	$1,572,252	2.3%	$36.0
2016	1	16,100	0.8%	364,056	0.5%	22.6
2017	3	104,889	5.0%	4,244,636	6.2%	40.5
2018	2	239,878	11.5%	9,087,401	13.3%	37.9
2019	3	236,890	11.3%	8,763,563	12.9%	37.0
2020	3	87,112	4.2%	3,977,722	5.8%	45.7
2021	4	414,843	19.9%	11,707,447	17.2%	28.2
2022	1	81,721	3.9%	1,392,274	2.1%	17.0
2023	1	105,641	5.1%	498,208	0.7%	4.7
2024	4	364,206	17.4%	12,801,155	18.8%	35.1
Thereafter	7	391,469	18.8%	13,760,440	20.2%	35.2

Total / Weighted Average	31	2,086,468	100.0%	$68,169,154	100.0%	$32.7

(1)	The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of December 31, 2014, seven tenants occupying approximately 20.5% of our rentable square feet and contributing approximately 22.8% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires. In 2017 early termination rights become exercisable by other tenants who currently occupy an additional approximately 4.5% of our rentable square feet and contribute an additional 2.8% of our annualized lease income.

Item 3. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock began trading on the NYSE under the symbol “DEA” on February 6, 2015. Prior to that time there was no public market for our common stock. The following table sets forth, for the indicated period, the high and low closing prices for our common stock, as reported on the NYSE:

	High	Low
First Quarter 2015 (February 6, 2015 through March 23, 2015)	$16.86	$15.18

We had 13 stockholders of record of our common stock as of March 19, 2015. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Distribution Policy

In order to maintain our qualification as a REIT under the Internal Revenue Code, we must distribute at least 90% of our taxable income to shareholders. We intend to pay regular quarterly distributions to holders of common stock. We intend to pay a pro rata initial distribution with respect to the period commencing on February 11, 2015 and ending on March 31, 2015, based on $0.21 per share for a full quarter. On an annualized basis, this would be $0.83 per share, or an annual distribution rate of approximately 5.3%. We intend to maintain a distribution rate for the 12 months following completion of our initial public offering that is at or above our initial distribution rate unless actual results of operations, economic conditions or other factors differ materially from the assumptions used in our estimate. Any distributions we make will be at the discretion of our board of directors and will be dependent upon a number of factors, including prohibitions or restrictions under financing agreements or applicable law and other factors described herein. We anticipate distributing all of our taxable income. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for distributions and for a discussion of factors, if any, which may adversely affect our ability to make distributions to our shareholders.

Recent Sales of Unregistered Securities

On October 9, 2014 the Company issued 1,000 shares to its sole stockholder, Darrell W. Crate, for $1,000. The shares were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act. We used $1,000 of the net proceeds of our initial public offering to repurchase the shares from Mr. Crate on February 11, 2015.

Concurrently with the completion of our initial public offering on February 11, 2015, we sold an aggregate of 7,033,712 shares of our common stock to the Easterly Funds in a private placement at a price per share of $15 without payment of any underwriting fees, discounts or commissions. We received proceeds of approximately $105.5 million from the concurrent private placement. The private placement was made pursuant to the exemption provided under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

In connection with the formation transactions, each of the Easterly Funds and the owner of the management entities contributed their interests in their property-owning subsidiaries to our operating partnership in exchange for 3,308,000 shares of common stock and 9,771,120 common units of our operating partnership. Western Devcon contributed its interest in 14 properties to our operating partnership in exchange for 5,759,819 common units of our operating partnership. The shares of common stock and common units in our operating partnership were issued pursuant to the exemption provided under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Use of Proceeds from Registered Securities

On February 5, 2015, the SEC declared effective our Registration Statement on Form S-11 (File No. 333- 201251) in connection with our initial public offering, pursuant to which we registered and sold 13,800,000 shares of our common stock for an aggregate offering amount of $207,000,000. The offering was completed on February 11, 2015. The net proceeds of our initial public offering were approximately $191.7 million after deducting underwriting discounts and commissions of approximately $13.5 million and estimated offering expenses of approximately $1.8 million. Citigroup Global Markets Inc., Raymond James & Associates, Inc. and RBC Capital Markets, LLC acted as joint book-running managers for our initial public offering and as representatives of the underwriters.

We contributed the net proceeds from the offering and the concurrent private placement to our operating partnership in exchange for common units and our operating partnership used the net proceeds received from us and a portion of the borrowings under the senior unsecured revolving credit facility to repay approximately $295.5 million in outstanding indebtedness including applicable repayment costs, defeasance costs, settlement of interest rate swap liabilities and other costs and fees associated with such repayments and approximately $1.1 million related to our acquisition of Western Devcon. We intend to use any remaining net proceeds for general corporate purposes, including capital expenditures and potential future acquisition, development and redevelopment opportunities.

We will continue to invest the remaining net proceeds in interest-bearing accounts and short-term, interest-bearing securities in a manner that is consistent with our qualification as a REIT, until used as set forth above.

Equity Compensation Plan Information

We did not adopt any compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance until after fiscal year 2014.

Performance Graph

Our shares of common stock did not commence trading on the NYSE until February 6, 2015. Therefore, no performance graph is required to be included in this Annual Report on Form 10-K.

Recent Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The following table sets forth selected consolidated historical financial data and other operating data of our predecessor, which is inclusive of the Easterly Funds and their 15 properties, as of the dates and for the periods presented. We have not presented historical information for Easterly Government Properties, Inc. because as of December 31, 2014 it had not had any activity since its formation on October 9, 2014, other than the issuance of 1,000 shares of its common stock as part of its initial capitalization and because we believe that a presentation of the results of Easterly Government Properties, Inc. would not be meaningful. We have also not included historical financial information for the 14 properties acquired from Western Devcon Inc. as they are not reflected in the financial statements attached to this Annual Report on Form 10-K.

The term “our predecessor” refers to the consolidation of Easterly Partners, LLC and its subsidiaries, including the Easterly Funds and the management entities.

The selected consolidated historical financial information as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2014, 2013 and 2012 has been derived from our predecessor’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The Easterly Funds use investment company accounting and, accordingly, account for their investments based on fair value. Going forward we will account for the properties owned by the Easterly Funds using historical cost accounting instead of investment company accounting. Moving from investment company accounting to historical cost accounting will result in significant changes in the presentation of our consolidated financial statements following the formation transactions. Our future financial condition and results of operations will differ significantly from, and will not be comparable with, the historical financial position and results of operations of our predecessor.

Since the information presented below is only a summary and does not provide all of the information contained in the historical consolidated financial statements of our predecessor, including the related notes, you should read the following in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes thereto.

	Year Ended December 31,
	2014	2013	2012
Income
Income from real estate investments	$6,324	$4,006	$1,785
Other income	—	—	202

Total income	6,324	4,006	1,987

Expenses
Fund general and administrative	819	1,299	518
Corporate general and administrative	9,117	4,281	2,663

Total expenses	9,936	5,580	3,181
Net investment gain/(loss)	(3,612)	(1,574)	(1,194)
Net realized gain on investments	40	—	—
Net unrealized gain on investments	71,357	27,641	10,841

Net increase in capital resulting from operations	67,785	26,067	9,647
Capital increases attributable to non-controlling interests	65,389	30,381	12,290

Capital increases attributable to Easterly Partners, LLC	$2,396	$(4,314)	$(2,643)

	Year Ended December 31,
	2014	2013	2012
Real estate investments, at fair value	$267,683	$173,099	$102,753
Net assets	$297,183	$176,684	$103,428

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the audited consolidated financial statements and related notes thereto as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 of our predecessor and the sections entitled “Risk Factors”, “Forward Looking Statements”, “Business”, and “Properties” contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Forward Looking Statements.” As used in this section, “we,” “us,” and “our” refer to Easterly Government Properties, Inc. and “the company” and “our predecessor” means Easterly Partners, LLC and its consolidated subsidiaries including (i) all entities or interests in U.S. Government Properties Income and Growth Fund L.P., U.S. Government Properties Income and Growth Fund REIT, Inc. and the related feeder and subsidiary entities, which we refer to, collectively, as Easterly Fund I, (ii) all entities or interests in U.S. Government Properties Income and Growth Fund II, LP, USGP II REIT LP, USGP II (Parallel) Fund, LP and their related feeders and subsidiary entities, which we refer to, collectively, as Easterly Fund II, and together with Easterly Fund I, we refer to as the Easterly Funds and (iii) the entities that manage the Easterly Funds, which we refer to as the management entities.

Our Company

We are an internally managed Maryland corporation that intends to qualify as a real estate investment trust, or REIT, focused primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate substantially all of our revenue by leasing our portfolio of commercial properties to such agencies through the GSA. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation.

We wholly own 29 properties in the United States, including 26 properties that are leased primarily to U.S. Government tenant agencies and three properties that are entirely leased to private tenants, encompassing approximately 2.1 million square feet, in the aggregate. Our portfolio consists of 15 properties contributed by the Easterly Funds and 14 properties contributed by Western Devcon in the formation transactions which occurred concurrently with the completion of our initial public offering on February 11, 2015. Financial information analyzed below reflects the audited predecessor financial statements as of December 31, 2014, included in the F pages of this Annual Report on Form 10-K. We have not included for the 14 properties acquired from Western Devcon Inc. in this discussion and analysis of our financial conditions and results of operations since they were not owned by our predecessor on December 31, 2014 and are not reflected in the financial statements attached here to.

Our Predecessor

The term “our predecessor” refers to Easterly Partners, LLC and its consolidated subsidiaries, including the Easterly Funds, which held 100% of the fee interests in the entities that owned 15 of the properties, or the property-owning subsidiaries, that were contributed to us in the formation transactions, as well as the management entities.

Prior to our initial public offering the Easterly Funds used investment company accounting and, accordingly, account for their investments on a fair value basis, as reflected in the consolidated financial statements of our predecessor. Going forward we will account for the properties owned by the Easterly Funds using historical cost accounting instead of investment company accounting. Moving from investment company accounting to historical cost accounting will result in a significant change in the presentation of our consolidated financial statements following the formation transactions. Our future financial condition and results of operations will differ significantly from, and will not be comparable with, the historical financial position and results of operations of our predecessor.

Formation Transactions

Each of the properties in our portfolio was owned prior to the completion of our initial public offering by either the Easterly Funds or by Western Devcon. Each of the Easterly Funds entered into a contribution agreement with us and our operating partnership pursuant to which they contributed their interests in their property-owning subsidiaries to our operating partnership. Western Devcon entered into a contribution agreement with us and our operating partnership pursuant to which it contributed its fee interest in 14 properties to our operating partnership. In addition, the owner of the management entities, which is in turn owned by Darrell W. Crate, our Chairman, entered into a contribution agreement with us and our operating partnership pursuant to which it contributed all of the interests in the management entities to our operating partnership. The Easterly Funds, Western Devcon and the owner of the management entities received a combination of shares of common stock and common units in exchange for these contributions to our operating partnership.

Results of Operations—Our Predecessor

Comparison of Results of Operations for the Years Ended December 31, 2014 and December 31, 2013

The following table summarizes the consolidated historical results of operations of our predecessor for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013	Change	% Change
	(amounts in thousands)
Income
Income from real estate investments	$6,324	$4,006	$2,318	57.9%

Total income	6,324	4,006	2,318	57.9%
Expenses
Fund general and administrative	819	1,299	(480)	-37.0%
Corporate general and administrative	9,117	4,281	4,836	113.0%

Total expenses	9,936	5,580	4,356	78.1%

Net investment gain (loss)	(3,612)	(1,574)	(2,038)	129.5%
Net realized gain on investments	40	—	40	100.0%
Net unrealized gain on investments	71,357	27,641	43,716	158.2%

Net increase in capital resulting from operations	$67,785	$26,067	$41,718	160.0%

Income from real estate investments

Income from real estate investments is attributable to distributions from real estate entities that are recorded as dividend income to the extent distributed from the estimated taxable earnings and profits of the underlying investment vehicle and as a return of capital to the extent not in excess of estimated taxable earnings and profits. Income from real estate investments increased by $2.3 million, or 57.9%, to $6.3 million for the year ended December 31, 2014 from $4.0 million for the year ended December 31, 2013. Of the $2.3 million increase, $1.5 million was attributable to distributions from four properties that made their first distribution after December 31, 2013: DOT—Lakewood, FBI—Omaha, FBI—Little Rock and PTO—Arlington.

Fund general and administrative

Fund general and administrative includes professional, organizational, insurance and other administration expenses incurred in connection with the formation and operations of the Easterly Funds and any related entities. Fund general and administrative decreased by $0.5 million, or 37.0%, to $0.8 million for the years ended December 31, 2014 from $1.3 million for the year ended December 31, 2013. This decrease was primarily attributable to a $0.5 million decrease in organizational expenses due to the organization of Easterly Fund II in February 2013. No new funds or entities were organized subsequent to the formation of Easterly Fund II.

Corporate general and administrative

Corporate general and administrative consists of employee compensation, professional fees and other administrative costs. Corporate general and administrative increased by $4.8 million, or 113.0%, to $9.1 million for the year ended December 31, 2014 from $4.3 million for the year ended December 31, 2013. This increase was primarily attributable to a $4.0 million increase in expenses related to this offering, a $1.5 million increase in compensation expense, which was primarily attributable to a $1.0 million increase in non-cash compensation expense as well as an increase in the number of employees an overall increase in compensation, as well as a $0.5 million increase in acquisition expenses associated with the acquisition of the 14 Western Devcon Properties. This increase was partially offset by a $1.2 million decrease in marketing expense due to the renegotiation of a contract resulting in a credit received in 2014 from a marketing vendor.

Net unrealized gain on investments

Net unrealized gain on investments consists of the net unrealized appreciation in the fair value of the Easterly Funds’ real estate investments. The value of the Easterly Funds’ real estate investments are impacted by a variety of factors including changes in existing and projected net operating incomes and cash flows, ongoing capital projects, leasing related expenditures and changes in the key assumptions used in projecting likely prices achievable through third-party asset sales. These key assumptions, which vary from property to property and period to period, include indicators such as growth in rental rates, as well as investment factors such as prevailing and projected investment capitalization and discount rates and likely holding periods. See Note 7 (Fair Value of Investments) to our predecessor’s consolidated financial statements, provided elsewhere in this Annual Report on Form 10-K for additional discussion on fair value.

The $71.4 million unrealized gain on investment for the year ended December 31, 2014 was attributable in part to $8.0 million of appreciation related to the acquisition of two new investments during the year, FBI—Little Rock and PTO—Arlington, $4.3 million of reduction in principal balance for the non-recourse debt underlying the properties owned by our predecessor and a $6.9 million reduction in the cost basis of the assets. Distributions in excess of tax basis earnings and profits are considered a return of capital and reduce the cost basis of the investment. The majority of the remaining change is attributable to changes in net operating income of the properties as well as changes in market conditions including a decrease in residual capitalization rates and discount rates, which had a positive effect on the fair value of the properties owned by our predecessor for the year ended December 31, 2014. The $27.6 million unrealized gain on investment was attributable in part to $9.7 million of appreciation related to the acquisition of five new investments during 2013, ICE—Charleston, MEPCOM—Jacksonville, USCG—Martinsburg, DOT—Lakewood, and FBI—Omaha, $2.0 million of reduction in principal balance for the non-recourse debt underlying the properties owned by our predecessor and a $4.0 million reduction in the cost basis of the assets. Distributions in excess of tax basis earnings and profits are considered a return of capital and reduce the cost basis of the investment. The majority of the remaining change is attributable to changes in projected net operating income of the properties as well as changes in market conditions including a decrease in residual capitalization rates and discount rates, which had a positive effect on the fair value of the properties owned by our predecessor for the year ended December 31, 2013.

We do not expect to have future unrealized gains as the accounting for the real estate investments being contributed by the Easterly Funds to us in connection with the formation transactions will change from investment company accounting to historical cost accounting.

Comparison of Results of Operations for the Years Ended December 31, 2013 and December 31, 2012

The following table summarizes the consolidated historical results of operations of our predecessor for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012	Change	% Change
	(amounts in thousands)
Income
Income from real estate investments	$4,006	$1,785	$2,221	124.4%
Other income	—	202	(202)	(100.0)%

Total income	4,006	1,987	2,019	101.6%

Fund general and administrative	1,299	518	781	150.8%
Corporate general and administrative	4,281	2,663	1,618	60.8%

Total expenses	5,580	3,181	2,399	75.4%

Net investment loss	(1,574)	(1,194)	(380)	31.8%
Net unrealized gain on investments	27,641	10,841	16,800	155.0%

Net increase in capital resulting from operations	$26,067	$9,647	$16,420	170.2%

Income from real estate investments

Income from real estate investments increased by $2.2 million, or 124.4%, to $4.0 million for the year ended December 31, 2013 from $1.8 million for the year ended December 31, 2012. This increase was primarily attributable to $0.5 million of distributions from three properties that were acquired after December 31, 2012: ICE—Charleston, MEPCOM—Jacksonville and USCG—Martinsburg. The remaining change was primarily attributable to 2013 being the first full year of operations for two Easterly Fund I investments: DEA—Albany and IRS—Fresno.

Fund general and administrative

Fund general and administrative increased by $0.8 million, or 150.8%, to $1.3 million for the year ended December 31, 2013 from $0.5 million for the year ended December 31, 2012. This increase was attributable to the organization of Easterly Fund II in February 2013 and the first year of operation of Easterly Fund II.

Corporate general and administrative

Corporate general and administrative increased by $1.6 million, or 60.8%, to $4.3 million for the year ended December 31, 2013 from $2.7 million for the year ended December 31, 2012. This increase was primarily attributable to a $1.0 million increase in compensation expense, which was attributable to a $0.4 million increase in non-cash compensation expense as well as an increase in the number of employees an overall increase in compensation as well as a $0.8 million increase in marketing expenses associated with Easterly Fund II, which held its first closing in 2013. The increase in compensation was primarily attributable to a $0.4 million increase in non-cash compensation expense as well as an increase in the number of employees.

Net unrealized gain on investments

Net unrealized gain on investments increased by $16.8 million, or 155.0%, to $27.6 million for the year ended December 31, 2013 from $10.8 million for the year ended December 31, 2012. The $27.6 million unrealized gain on investment was attributable in part to $9.7 million of appreciation related to the acquisition of five new investments during 2013, ICE—Charleston, MEPCOM—Jacksonville, USCG—Martinsburg, DOT—Lakewood, and FBI—Omaha, $2.0 million of reduction in principal balance for the non-recourse debt underlying the properties owned by our predecessor and a $4.0 million reduction in the cost basis of the assets. Distributions in excess of tax basis earnings and profits are considered a return of capital and reduce the cost basis of the investment. The majority of the remaining change is attributable to changes in projected net operating income of the properties as well as changes in market conditions including a decrease in residual capitalization rates and discount rates, which had a positive effect on the fair value of the properties owned by our predecessor for the year ended December 31, 2013. The $10.8 million unrealized gain on investments for the year ended December 31, 2012 was attributable in part to $3.2 million of appreciation related to the acquisition of two new investments during the period, DEA—Albany, IRS—Fresno, $1.6 million of reduction in principal balance for the non-recourse debt underlying the properties owned by our predecessor and a $2.0 million reduction in the costs basis of the assets. Distributions in excess of tax basis earnings and profits are considered a return of capital and reduce the cost basis of the investment. The majority of the remaining change is attributable to changes in projected net operating income of the properties as well as changes in market conditions including a decrease in residual capitalization rates and discount rates, which had a positive effect on the fair value of the properties owned by our predecessor for the year ended December 31, 2012.

We do not expect to have future unrealized gains as the accounting for the properties contributed by the Easterly Funds from the property-owning subsidiaries to us in connection with the formation transactions will change from investment company accounting to historical cost accounting.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business.

Our primary expected sources and uses and capital are as follows:

Sources

•	cash and cash equivalents;

•	operating cash flow;

•	available borrowings under our existing revolving credit facility;

•	secured loans collateralized by individual properties;

•	issuance of long-term debt;

•	issuance of equity; and

•	asset sales.

Uses

Short term:

•	redevelopments;

•	tenant improvements allowances and leasing costs;

•	recurring maintenance capital expenditures;

•	debt repayment requirements;

•	corporate and administrative costs; and

•	distribution payments.

Long term:

•	major redevelopment, renovation or expansion programs at individual properties;

•	development;

•	acquisitions; and

•	debt maturities.

Although we may be able to anticipate and plan for certain of our liquidity needs, unexpected increases in uses of cash that are beyond our control and which affect our financial condition and results of operations may arise, or our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or required.

Initial Public Offering

We completed our initial public offering on February 11, 2015, pursuant to which we registered and sold 13,800,000 shares of our common stock for an aggregate offering amount of $207,000,000. The net proceeds of our initial public offering were approximately $191.7 million after deducting underwriting discounts and commissions of approximately $13.5 million and estimated offering expenses of approximately $1.8 million. Citigroup Global Markets Inc., Raymond James & Associates, Inc. and RBC Capital Markets, LLC acted as joint book-running managers for our initial public offering and as representatives of the underwriters. Concurrently with the completion of our initial public offering on February 11, 2015, we sold an aggregate of 7,033,712 shares of our common stock to the Easterly Funds in a private placement at a price per share of $15 without payment of any underwriting fees, discounts or commissions. We received proceeds of approximately $105.5 million from the concurrent private placement. In connection with the formation transactions, each of the Easterly Funds and the owner of the management entities contributed their interests in their property-owning subsidiaries to our operating partnership in exchange for 3,308,000 shares of common stock and 9,771,120 common units of our operating partnership. Western Devcon contributed its interest in 14 properties to our operating partnership in exchange for 5,759,819 common units of our operating partnership.

We contributed the net proceeds from the offering and the concurrent private placement to our operating partnership in exchange for common units and our operating partnership used the net proceeds received from us and a portion of the borrowings under the senior unsecured revolving credit facility, described below, to repay approximately $295.5 million in outstanding indebtedness including applicable repayment costs, defeasance costs, settlement of interest rate swap liabilities and other costs and fees associated with such repayments and approximately $1.1 million related to our acquisition of Western Devcon. We intend to use any remaining net proceeds for general corporate purposes, including capital expenditures and potential future acquisition, development and redevelopment opportunities.

Senior Unsecured Revolving Credit Facility

Upon the completion of our initial public offering on February 11, 2015 we entered into a $400.0 million senior unsecured revolving credit facility with Raymond James Bank, N.A. and Royal Bank of Canada, as co-syndication agents and Citigroup Capital Markets Inc, Raymond James Bank, N.A. and Royal Bank of Canada, as joint lead arrangers and joint book running managers. This credit facility has an accordion feature that provides us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million, for a total facility size of not more than $650.0 million. We intend to use the senior unsecured revolving credit facility to repay indebtedness, fund acquisitions, development and redevelopment opportunities, capital expenditures and the costs of securing new and renewal leases and provide working capital.

Our operating partnership is the borrower under the senior unsecured revolving credit facility and we and certain of our subsidiaries that directly own certain of our properties are guarantors under the credit facility. The senior unsecured revolving credit facility will terminate in four years. In addition, there will be two extension options for the senior unsecured revolving credit facility and each extension option will allow us to extend the senior unsecured revolving credit facility for an additional six months, in each case if certain conditions are satisfied.

Our senior unsecured revolving credit facility bears interest, at our option, either at:

•	a fluctuating rate equal to the sum of (a) the highest of (x) Citibank, N.A.’s base rate, (y) the federal funds effective rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% plus (b) a margin ranging from 0.4% to 0.9%, or

•	a Eurodollar rate equal to a periodic fixed rate equal to LIBOR plus, a margin ranging from 1.4% to 1.9%, in each case with a margin based on our leverage ratio.

Our senior unsecured revolving credit facility also contains certain customary financial covenants, as follows: (i) the maximum ratio of consolidated total indebtedness to total asset value (each as defined in the agreement) may not exceed 60.0% on any date, provided that the maximum ratio may be increased to 65.0% for the two consecutive quarters following the date on which a material acquisition (as defined in the agreement) occurs, (ii) the maximum ratio of consolidated secured indebtedness (as defined in the agreement) to total asset value may not exceed 40.0% on any date, (iii) the maximum ratio of consolidated secured recourse indebtedness (as defined in the agreement) to total asset value may not exceed 15% on any date, (iv) the minimum consolidated tangible net worth (as defined in the agreement) may not, on any date, be less than the sum of an amount equal to 75.0% of our consolidated tangible net worth as of the closing date of the facility plus an amount equal to 75.0% of the aggregate net cash proceeds received by us from any offering of our capital stock after the closing date of the facility, (v) the minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges (each as defined in the agreement) may not be less than 1.50 to 1.00 on any date, (vi) the maximum ratio of consolidated unsecured indebtedness to unencumbered asset value (each as defined in the agreement) may not exceed 60% as of any date and (vii) the minimum ratio of adjusted consolidated net operating income from unencumbered assets (as defined in the agreement) to interest payable on unsecured debt (as determined in accordance with the agreement) shall not be less than 1.75 to 1.00 on any date. Additionally, under the proposed revolving credit facility, our distributions may not exceed the greater of (i) 95.0% of our FFO or (ii) the amount required for us to maintain our status as a REIT and avoid the payment of federal or state income or excise tax.

Our senior unsecured revolving credit facility also includes customary limits on the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, redevelopment and development assets (as defined in the agreement), loans, advances or extensions of credit and investments in mixed used assets and require that we obtain consent for mergers in which the company is not the surviving entity. These financial and restrictive covenants may limit the investments we may make and our ability to make distributions.

Mortgage Debt

The table below presents our pro forma mortgage debt obligations at December 31, 2014:

Real Estate Investments	Fixed/Floating	Interest Rate	Maturity Date	Principal Balance
CBP - Savannah	Fixed	3.40%	July 2033	$16,232
ICE - Charleston	Fixed	4.21%	January 2027	23,019
MEPCOM - Jacksonville	Fixed	4.41%	October 2025	13,197
USFS II - Albuquerque	Fixed	4.46%	July 2026	17,500

				$69,948

Contractual Obligations

The table below presents our pro forma total contractual obligations at December 31, 2014:

	Payments due by period
	(amounts in thousands)
	Total	Less than one year	1-3 years	3-5 years	Thereafter
Operating Leases
Minimum lease payments	$597	$364	$233	$0	$0

Distribution Policy

In order to qualify as a REIT, we are required to distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We anticipate distributing all of our taxable income. We expect to make quarterly distributions to our stockholders in a manner intended to satisfy this requirement. Prior to making any distributions for U.S. federal tax purposes or otherwise, we must first satisfy our operating and debt service obligations. It is possible that it would be necessary to utilize cash reserves, liquidate assets at unfavorable prices or incur additional indebtedness in order to make required distributions. It is also possible that the board of directors could decide to make required distributions in part by using shares of our common stock.

Cash Flow—Our Predecessor

As noted above, following the completion of out initial public offering, our predecessor no longer uses investment company accounting to account for the assets contributed from the private real estate funds that our predecessor controlled. Instead, we now account for these assets using historical cost accounting. Moving from investment company accounting to historical cost accounting has resulted in a significant change in the classification of our cash flows. We indirectly own all of the assets of the Easterly Funds acquired in the formation transactions and we account for these assets using historical cost accounting. The classification of our cash flows following the formation transactions differs significantly from, and are not comparable with, the historical classification of our predecessor’s cash flows. For example, the purchase and sale of investments by the Easterly Funds historically was treated as an operating activity per investment company accounting and such purchases and sales were shown net of any related mortgage debt entered into upon acquisition or repaid upon sale. In addition, the net income for our predecessor historically reflected significant unrealized gains or losses relating to properties owned by these funds. Any unrealized gains or losses are reversed to arrive at net cash flow provided by or used in operating activities. Gains or losses arising from sales of properties owned by us directly or through our consolidated subsidiaries are only recognized by us when realized. Once historical cost accounting is applied, the acquisition of investments and the proceeds of sales are reflected in net cash provided by investing activities.

The following table sets forth a summary of cash flows for our predecessor for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	2012
	(amounts in thousands)
Net cash (used in) provided by:
Operating activities	$(22,396)	$(44,546)	$(32,690)
Financing activities	50,469	47,189	32,338

Operating Activities

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Our predecessor used $22.4 million of cash for operating activities during the year ended December 31, 2014, a decrease of $22.1 million compared to the $44.5 million used during the year ended December 31, 2013. Net cash used for operating activities for the year ended December 31, 2014 included $30.3 million for net real estate fund investments due to the purchase of two new investments, PTO—Arlington and FBI—Little Rock, $0.5 million for investments in existing assets, offset by $7.6 million in distributions from investments. Net cash from operating activities for the year ended December 31, 2013 included $46.9 million for net real estate fund investments due to the acquisition of five new assets, ICE—Charleston, MEPCOM—Jacksonville, USCG—Martinsburg, DOT—Lakewood, and FBI—Omaha, and $1.2 million for investments in existing assets, offset by $5.4 million in distributions from investments. As noted above, activities such as these engaged in directly or through our consolidated subsidiaries will be reflected as investing activities following the formation transactions.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Our predecessor used $44.5 million of cash from operating activities during the year ended December 31, 2013, an increase of $11.9 million compared with the $32.7 million used for operating activities during the year ended December 31, 2012. Net cash from operating activities for the year ended December 31, 2013 included $46.9 million for net real estate fund investments due to the acquisition of five new assets, ICE—Charleston, MEPCOM—Jacksonville, USCG—Martinsburg, DOT—Lakewood, and FBI—Omaha, and $1.2 million for investments in existing assets, offset by $5.4 million in distributions from investments. Net cash from operating activities in 2012 included $33.9 million for net real estate fund investments due to the acquisition of two new assets, DEA—Albany and IRS—Fresno, and $0.6 million for investments in existing assets, offset by $3.5 million in distributions from investments. As noted above, activities such as these engaged in directly or through our consolidated subsidiaries will be reflected as investing activities following the formation transactions.

Financing Activities

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Our predecessor generated $50.5 million of cash from financing activities during the year ended December 31, 2014, an increase of $3.3 million compared with the $47.2 million generated during the year ended December 31, 2013. Net cash provided by financing activities for the year ended December 31, 2014 includes $65.2 million of contributions from investors in the Easterly Funds, offset by $14.6 million of distributions to investors in the Easterly Funds. Net cash provided by financing activities for the year ended December 31, 2013 includes $55.0 million of contributions, offset by $8.9 million of distributions to investors in the Easterly Funds.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Our predecessor generated $47.2 million of cash from financing activities during the year ended December 31, 2013, an increase of $14.9 million compared with the $32.3 million generated during the year ended December 31, 2012. Net cash provided by financing activities for the year ended December 31, 2013 includes $55.0 million of contributions, offset by $8.9 million of distributions to investors in the Easterly Funds. Net cash provided by financing activities for the year ended December 31, 2012 includes $37.2 million of contributions, offset by $6.0 million of distributions to investors in the Easterly Funds.

Factors That May Influence Future Results of Operations

Formation Transactions

While the Easterly Funds, which were controlled by our predecessor, qualify for investment company accounting, going forward we will account for the properties owned by the Easterly Funds using historical cost accounting instead of investment company accounting. Moving from investment company accounting to historical cost accounting will result in a significant change in the presentation of our consolidated financial statements following the formation transactions, and our future financial condition and results of operations will differ significantly from, and will not be comparable with, the historical financial position and results of operations of our predecessor.

Revenue

Our revenues primarily arise from the rental of space to tenants in our properties and tenant reimbursements, which include reimbursement for operating expenses, which are determined by the base year operating expenses and are subject to reimbursement in subsequent years based on changes in the urban CPI. Tenant reimbursements also include amounts due from tenants for real estate taxes and other reimbursements. Real estate taxes over the base year are reimbursed by the tenant.

Substantially all of our rental income comes from U.S. Government tenants, including rents paid through the GSA. We expect that leases to agencies of the U.S. Government will continue to be our primary source of revenues for the foreseeable future. Due to such concentration, adverse events or conditions that affect the U.S. Government could have a more negative effect on our financial condition and operations than if our tenant base was more diverse. However, positive or negative changes in conditions in local markets, such as changes in economic or other conditions, employment rates, local tax and budget conditions, recession, competition for real property investments in these markets, uncertainty about the future and other factors are significantly less likely to impact our overall performance.

Operating Expenses

Our operating expenses generally consist of repairs and maintenance, utilities, roads and grounds, property management fees, insurance, cleaning and other operating expenses. Factors that may impact our ability to control these operating expenses include increases in insurance premiums, increases in third party management expenses, increases in repair and maintenance costs and expenses related to inclement weather. Additionally, the cost of compliance with zoning and building codes as well as local, state and federal tax laws may impact our expenses. As a public company our annual general and administrative expenses are anticipated to be meaningfully higher due to legal, insurance, accounting, audit and other expenses related to corporate governance, SEC reporting, other compliance matters and the costs of operating as a public company. Increases in costs from any of the foregoing factors may adversely affect our future results and cash flows. Circumstances such as declines in market rental rates or increased competition may cause revenues to decrease, although the expenses of owning and operating a property will not necessarily decline. For certain of our properties, expenses may vary with occupancy, while costs arising from our property investments, interest expense and general maintenance will not be materially reduced even if a property is not fully occupied. As a result, our future cash flow and results of operations may be adversely affected and losses could be incurred if revenues decrease in the future.

Cost of Funds and Interest Rates

We expect future changes in interest rates will impact our overall performance. In order to limit interest rate risk, we may enter into interest rate swap agreements or similar instruments, subject to maintaining our qualification as a REIT for U.S. federal income tax purposes. Although we may seek to cost-effectively manage our exposure to future rate increases through such means, a portion of our overall debt may at various times float at then current rates.

Development Activities

We intend to engage in development and redevelopment activities with respect to our properties, including build-to-suit new developments and redevelopments for existing U.S. Government tenant agencies. These development activities may include some risks such as:

•	the availability and timely receipt of zoning and other regulatory approvals;

•	development costs exceeding expectations;

•	cost overruns and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, or material shortages);

•	the inability to complete construction and leasing of a property on schedule, resulting in increased debt service expense and development and redevelopment costs; and

•	the availability and pricing of financing on favorable terms or at all.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2014.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the contractual expense escalations described above. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Critical Accounting Policies and Significant Estimates of Our Predecessor

Basis of Accounting

Each of the Easterly Funds reflected in the consolidated financial statements of Easterly Partners, LLC qualifies as an investment company pursuant to ASC 946 and reflects its underlying investments at fair value. Our predecessor’s historical consolidated financial statements reflect such specialized accounting for the Easterly Funds. Thus, the Easterly Funds’ real estate fund investments are reflected at fair value on the consolidated statement of assets, liabilities and capital, with unrealized gains and losses resulting from changes in fair value reflected as a component of change in fair value of real estate fund investments in the consolidated statements of operations. Upon the consummation of the initial public offering on February 11, 2015, the basis of presentation for the assets that will be contributed to us by the Easterly Funds will convert to historical cost accounting.

Our accounting basis for purposes of historical cost accounting will be equal to the fair value of the investments at the completion of the formation transactions.

Realized and Unrealized Gains, Net

Our predecessor accounts for its private real estate fund investments at fair value (which is predominantly based on the fair value of the underlying real estate). Realized and net changes in unrealized gains and losses resulting from changes in fair value are reflected in the accompanying consolidated statements of operations as “Realized and unrealized gains, net.”

The fair value of the investments in real estate held by Easterly Funds is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Real estate fund investments for which observable market prices in active markets do not exist are reported at fair value, using a discounted cash flow analysis. The amounts determined to be fair value, predominantly based on the fair value of the underlying real estate, incorporate our predecessor’s own assumptions including appropriate risk adjustments, which involves a significant degree of judgment. The assumptions used in determining fair value of the underlying real estate include capitalization rates, discount rates, rental rates and interest and inflation rates, which are subject to change based on changes in economic and market conditions and/or changes in use or timing of exit. Further, the valuation models encompass a number of uncertainties. For example, a change in the fair value of the investments resulting from a change in the residual capitalization rate may be partially offset by a change in the discount rate. Due to the absence of readily determinable fair values and the inherent uncertainty of valuations, the estimated fair values may differ significantly from values that would have been used had a ready market for the property existed, and the differences could be material.

Prospective Critical Accounting Policies

In light of the significant differences that will exist between our future basis of accounting (historical cost accounting) and our predecessor’s historical basis of accounting (investment company accounting) we believe that presenting the prospective accounting policies will be useful to investors in understanding our future accounting policies. The following policies are our critical accounting policies that will be applicable upon the formation transactions and application of historical cost accounting.

Real Estate Properties

Real estate properties comprise all tangible assets we hold for rent or the supply of services to tenants as a building owner and operator or for administrative purposes. Real property is recognized at cost less accumulated depreciation. Betterments, major renovations and certain costs directly related to the improvement of real properties are capitalized. Maintenance and repair expenses are charged to expense as incurred.

Depreciation of an asset begins when it is available for use and is calculated using the straight-line method over the estimated useful lives. Each period, depreciation is charged to expense and credited to the related accumulated depreciation account. A used asset acquired is depreciated over its estimated remaining useful life, not to exceed the life of a new asset. Range of useful lives for depreciable assets are as follows:

Category	Term
Buildings	40 years
Building improvements	5 - 40 years
Tenant improvements	Shorter of remaining life of the lease or useful life
Furniture and equipment	3 - 7 years

Tenant improvements are capitalized in real property when we own the improvement. If the improvements are deemed to be owned by the tenant and we assume its payments (such as an up-front cash payment to the lessee or by assuming the payment or reimbursement of all or part of those costs) then we recognize the inducements as a deferred lease incentive.

Upon acquisition of real property, we determine the fair value of acquired assets (including land, building, tenant improvements, above-market leases and in-place lease intangibles) and the assumed liabilities (including below-market leases) in accordance with ASC 805, Business Combinations and allocate the purchase price based on these fair values. As a result of a business combination, acquired leases may arise at the acquisition date of the business combination. We recognize acquired leases as intangible assets and/or liabilities if they arise from contractual or other legal rights, or if not arising from contractual or legal rights, are only recorded by us if they are capable of being separated from the acquiring entity and thus can be sold, transferred, licensed, rented or exchanged on their own (whether or not there is an intention to do so). We initially record acquired leases as intangible assets and/or liabilities at their estimated fair values. If the terms of an operating lease on an acquired business are favorable relative to market terms, we recognize an intangible asset named “acquired favorable leases.” If the terms of an operating lease on an acquired business are unfavorable relative to market terms, we recognize an intangible liability named “acquired below or unfavorable market leases.” If there are in-place lease costs such as lease commissions, real estate taxes, insurances, forgiven rent and tenant improvements on an acquired business, we recognize an intangible asset named “acquired in-place leases.” The amortization of acquired leases is recognized by us as a debit/credit to rental income, over the terms of the respective leases.

Revenue Recognition

Rental income includes base rents paid by each tenant in accordance with its lease agreement conditions. We recognize rental income on a straight-line basis over the lease term of the respective leases. The straight-line basis is calculated by adding the total minimum payments under the lease and then dividing them equally over the life of the lease. For new real estate developments, we recognize the rental payment obligation commencing as of the date the government accepts the premises as substantially complete, which coincides with the commencement date of the lease term. For acquisitions of existing buildings, we recognize rental income from leases already in place coincident with the date of property closing. The difference between the “straight-line” amount and the amount of cash rent received from the tenants is recorded as a debit/credit to the corresponding receivable/payable. Lease incentives are recorded as a deferred asset and amortized as a reduction of revenue on a straight-line basis over the respective lease term. Tenant reimbursement income (scheduled rent increases based on increases in real estate taxes, operating expenses and utility usage) is recognized by us in the consolidated statements of income when earned and when their amounts can be reasonably estimated. Rental income also includes the amortization of acquired above-/below-market leases as a debit/credit to rental income over the terms of the respective leases.

Development Costs

We capitalize costs incurred in developing, renovating, rehabilitating and improving real estate assets. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest costs, insurance, real estate taxes and certain general and administrative costs of the personnel performing development, renovations and rehabilitation if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the cost basis of real estate assets. We also capitalize costs incurred to successfully originate a lease that result directly from, and are essential to, the acquisition of that lease. Leasing costs that meet the requirements for capitalization are presented as a component of other assets.

Impairment of Long-Lived Assets and Lease-Related Group of Assets

Long-lived assets, such as real property and purchased intangible assets subject to amortization are reviewed for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that real property or an intangible asset may be impaired, the impairment test is performed for the individual asset if the recoverable amount of this asset can be determined individually.

If circumstances require that a long-lived asset or a group of assets is to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset or group of assets to the carrying value of the asset or group of assets. If the carrying value of the long-lived asset or group of assets is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value.

Income Taxes

We intend to elect and to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income.

Emerging Growth Company Status

The JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on relevant dates on which adoption of such standards is required for companies that are not emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

New Accounting Standards

In June 2013, the FASB issued ASU No. 2013-08, Financial Services—Investment Companies—Amendments to the Scope, Measurement and Disclosure Requirements, or ASU 2013-08. The amendments in this update change the assessment of whether an entity is an investment company by developing a new two-tiered approach for that assessment, which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and determine whether it is an investment company. The adoption of ASU 2013-18 on January 1, 2014 did not have a material impact on our predecessor’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. We may manage our market risk on variable rate debt by entering into swap arrangements to, in effect, fix the rate on all or a portion of the debt for varying periods up to maturity. This in turn, reduces the risks of variability of cash flows created by variable rate debt and mitigates the risk of increases in interest rates. Our objective when undertaking such arrangements will be to reduce our floating rate exposure and we do not intend to enter into hedging arrangements for speculative purposes.

Item 8. Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) of the 1934 Act, as of December 31, 2014. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a -15(f) of the 1934 Act.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to rules established by the SEC, which do not require these reports in the Company’s first Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Directors and Executive Officers

Our board of directors consists of seven members. Our board of directors has determined that each of our four independent director satisfies the listing standards for independence of the NYSE. Pursuant to our charter, our directors will be elected annually by our stockholders to serve until the next annual meeting or until their successors are duly elected and qualify. The first annual meeting of our stockholders will be held in 2016. Our officers serve at the discretion of our board of directors. Our bylaws provide that a majority of our entire board of directors may at any time increase or decrease the number of directors. However, the number of directors may never be less than the minimum number required by the MGCL, which is one, nor, except as set forth in our charter and our bylaws, more than 15.

Biographical Information

The following table sets forth certain information concerning our directors, executive officers and certain other senior officers:

Name	Age	Position
William C. Trimble, III	53	Chief Executive Officer, President and Director
Darrell W. Crate	48	Chairman of the Board of Directors
Michael P. Ibe	68	Director, Vice Chairman of the Board of Directors and Executive Vice President—Development and Acquisitions
Alison M. Bernard	28	Executive Vice President and Chief Financial Officer
F. Joseph Moravec	64	Executive Vice President—Government Relations
Ronald E. Kendall	60	Senior Vice President—Government Relations
William H. Binnie	57	Director*
Cynthia A. Fisher	54	Director*
Emil W. Henry, Jr.	54	Director*
James E. Mead	55	Director*

*	We have determined that these directors qualify as “independent” under NYSE and Exchange Act standards.

The following is a biographical summary of the experience of our directors, executive officers and certain other senior officers.

William C. Trimble, III, 53, is be our Chief Executive Officer, President and a member of our board of directors. Mr. Trimble co-founded Easterly Partners, LLC and had been its chief executive officer and managing partner from August 2011 until the completion of our initial public offering. Prior to joining Easterly Partners, LLC, Mr. Trimble served from April 2009 to August 2011 as the chief operating officer and as a member of the Investment Committee of PRP, LLC, an investment management firm that managed funds that invested in GSA-leased properties, Mr. Trimble also spent ten years as head of client relations for Red Comb, LLC, a Baltimore, Maryland-based asset management firm specializing in domestic, small capitalization equity securities. Mr. Trimble previously spent five years as head of marketing and a member of the Investment Committee of Winston Capital Management in McLean, Virginia. In 1994, he co-founded the Winston Growth Fund, a long-short equity fund of funds. Mr. Trimble’s board memberships presently include serving as chairman of the board of the Aircraft Owners and Pilots Association, a global organization supporting general aviation. Mr. Trimble earned his MBA and BA from Duke University in Durham, North Carolina.

Darrell W. Crate, 48, serves as Chairman of our board of directors. Since June 2011, Mr. Crate has served as managing partner of Easterly Capital, a firm he co-founded in September 2009 to make personal private equity investments. Prior to the completion of our initial public offering Mr. Crate also served as a managing partner and member of the Investment Committee of Easterly Partners, LLC, which he co-founded as a portfolio company of Easterly Capital. From 1998 to May 2011, Mr. Crate served as the chief financial officer of Affiliated Managers Group, Inc., a publicly-traded asset management holding company. Mr. Crate was previously a managing director of the Financial Institutions Group of the Chase Manhattan Corporation based in London and New York, focusing exclusively on investment management firms. Mr. Crate’s board memberships presently include serving as a member of the executive committee of the board of trustees of Bates College, as the vice chairman of the Aircraft Owners and Pilots Association, a global organization supporting general aviation, as the treasurer of the International Yacht Restoration School and as a member of the board of directors of Ivenix, Inc., a medical device company. Mr. Crate is also on the advisory board of the Robert F. Kennedy Children’s Action Corps, an organization that advocates for children encumbered in the juvenile justice system. Mr. Crate earned his MBA from Columbia Business School and his BA from Bates College.

Michael P. Ibe, 68, serves as our Executive Vice President—Development and Acquisitions and is a Director and Vice Chairman of the Board of Directors. Mr. Ibe co-founded Western Devcon in 1987 and from its incorporation until our initial public offering served as president, where he has been primarily responsible for all phases of acquisition and development in each endeavor, including build-to-suit GSA-leased properties of Western Devcon and its affiliates. His experience related to construction dates back to 1980, when he served as vice president of construction at Ibe Investments, a family-owned real estate company specializing in high-density residential developments in Phoenix, Arizona and luxury single-family developments in San Diego, California. From 1970 to 1980, Mr. Ibe served as a contract administrator and later a vice president and general manager, of Lampco Industries, a San Diego, California manufacturer of precision components for jet engines and nuclear reactors. Mr. Ibe attended Mesa College and San Diego State University.

Alison M. Bernard, 28, serves as our Executive Vice President and Chief Financial Officer. Ms. Bernard previously was chief financial officer of Easterly Capital since December 2011 and of Easterly Partners, LLC since April 2012. Prior to that, Ms. Bernard was a financial professional at Summit Partners, a growth equity investment firm, in the General Partner Services Group from February 2011 to December 2011. Ms. Bernard was also previously employed by PricewaterhouseCoopers, a global professional services firm, where she performed a broad range of audit functions in the assurance practice from August 2008 through February 2011. Ms. Bernard earned her MS from Boston College and BA from the College of the Holy Cross. Ms. Bernard is also a licensed CPA.

F. Joseph Moravec, 64, serves as our Executive Vice President—Government Relations. Prior to joining our company, Mr. Moravec had been a partner of Easterly Partners, LLC since April 2011 and was responsible for originating investments. Prior to joining Easterly Partners, LLC, Mr. Moravec was an independent consultant to PRP LLC from 2009 until April 2011. Also, Mr. Moravec recently served as an advisor from September 2005 to April 2011 through his own company, F. Joseph Moravec LLC, to real property owners, operating companies and non-profits in the formulation and execution of successful asset, transaction management and organizational solutions. Prior to that, Mr. Moravec was commissioner of the Public Building Service of the GSA, where he was responsible for asset management and design, construction, leasing, operations and disposal for properties. Mr. Moravec’s present board memberships include the National Trust Community Investment Corporation, the for-profit subsidiary of the National Trust for Historic Preservation, and the Real Estate Investment Advisory Committee of ASB Capital Management, an investment management firm. Mr. Moravec earned his AB from Harvard University.

Ronald E. Kendall, 60, serves as our Senior Vice President—Government Relations. Prior to joining our company, Mr. Kendall had been, since February 2011, president of Ron Kendall & Associates, a company that provides strategic and tactical consulting to organizations pursuing or renewing federal real estate contracts. Mr. Kendall serves as a subject matter expert for GSA programs and bid opportunities, provides real property asset and portfolio management and facilities planning consultation to federal agencies and consults on facility management, building security, leasing and construction issues. From March 2010 to January 2011, Mr. Kendall was staff director at the U.S. House of Representatives in the Transportation and Infrastructure Committee, Subcommittee on Economic Development, Public Buildings and Emergency Management. Prior to that,

Mr. Kendall served as the director of facilities planning and special assistant to the assistant director of the AOC from August 2005 to March 2010. Mr. Kendall’s board membership presently includes the Woodside Child Care Association. Mr. Kendall earned his MPA from American University and his BA from the University of Rochester.

William H. Binnie, 57, is a Director. Since 1996, Mr. Binnie has served as president and chief executive officer of Carlisle Capital Corporation, a private investment and management company with a focus on manufacturing and real estate businesses. Mr. Binnie served as chairman of the board, founder and chief executive officer of Carlisle Plastics, Inc., a sales manufacturing company producing consumer and industrial products made from plastic, from 1984 until its acquisition by Tyco International Ltd. in 1996. Mr. Binnie was also a candidate for the U.S. Senate from New Hampshire in 2010. Mr. Binnie currently serves as the chairman of the board of directors of Sturbridge Yankee Workshop, Inc., a mail order company specializing in furniture and consumer products for the home based in Portland, Maine. Mr. Binnie also is the owner and driver of a professional sportscar racing team, Binnie Motorsports. Mr. Binnie earned his MBA from Harvard Business School and his AB from Harvard University and is a former member of the Board of Overseers of Harvard University.

Cynthia A. Fisher, 54, is a Director. In 2011, Ms. Fisher co-founded, and currently serves as managing director of, WaterRev, LLC, an investment company focused on innovative technology companies that enable sustainable practices of water use. In 1992, Ms. Fisher founded ViaCord, Inc., a cord blood stem cell banking company, and served as chief executive officer of ViaCord, Inc. from 1993 to 2000. In 2000, she founded ViaCell, Inc., a cellular medicines company and successor to ViaCord, Inc. which went public in 2005. Ms. Fisher served as ViaCell, Inc.’s president from 2000 to 2001 and as a member of its board of directors until 2002. Since 2005, Ms. Fisher has been a private independent investor and consultant to various corporate boards and executive management teams. Ms. Fisher’s board memberships presently include serving on the board of directors of The Boston Beer Company, Inc., a NYSE listed company, the board of directors of Water.org, the board of trustees of Ursinus College, the advisory board of Harvard Medical School for Systems Biology and the board of advisors for the Micheli Center for Sports Injury Prevention. Ms. Fisher earned her MBA from Harvard University and an Honorary Doctorate of Science as well as her BS from Ursinus College.

Emil W. Henry, Jr., 54, is a Director. Mr. Henry is a former assistant secretary of the U.S. Treasury for Financial Institutions and currently is the chief executive officer of Tiger Infrastructure Partners, a private equity firm he founded that is focused on global infrastructure investment opportunities. Prior to founding Tiger Infrastructure Partners in 2009, Mr. Henry was global head of the Lehman Brothers Private Equity Infrastructure businesses, where he oversaw global infrastructure investments. In 2005, Mr. Henry was appointed assistant secretary of the U.S. Treasury for Financial Institutions by the President of the United States. Until his departure in 2007, he was a key advisor to two Treasury secretaries on economic, legislative and regulatory matters affecting U.S. financial institutions and markets. Before joining the U.S. Treasury, Mr. Henry was a partner of Gleacher Partners LLC, an investment banking and investment management firm, where he served as chairman of asset management and managing director, and where he oversaw the firm’s investment activities. Before attending business school, Mr. Henry was a member of the principal investing arm of Morgan Stanley, where he was involved in the execution of leveraged buyouts on the firm’s behalf. Mr. Henry’s board memberships presently include StoneCastle Financial Corp, a NASDAQ listed company, as well as the boards of a number of private portfolio investments of Tiger Infrastructure Partners. He is also a member of the Council on Foreign Relations. Mr. Henry earned his MBA from Harvard Business School and his BA in Economics from Yale University.

James E. Mead, 55, is a Director. Mr. Mead served as the executive vice president and chief financial officer of SL Green Realty Corp., a NYSE listed REIT, from 2010 until 2014, where he was responsible for finance, capital markets, investor relations and administration. Before joining SL Green, from 2004 to 2010, Mr. Mead was executive vice president and chief financial officer of Strategic Hotels & Resorts, Inc., a NYSE listed hotel REIT with properties in the United States, Mexico and Europe, where he directed strategic planning and was responsible for debt and equity financing activities, investor relations, accounting, and domestic and international tax. From 1993 until 1999, Mr. Mead was at the California-based apartment REIT Irvine Apartment Communities, Inc., where in addition to his responsibilities as chief financial officer, he headed the company’s property management division. Mr. Mead also worked as head of capital markets for The Irvine Company, a 150 year-old California land development company, where he directed the initial public offering of Irvine Apartment Communities, Inc., an affiliate of The Irvine Company. Mr. Mead previously worked at JP Morgan in investment banking in New York. Mr. Mead presently serves on the board of advisors of Tulane University’s School of Science and Engineering. Mr. Mead earned his MBA from the University of Virginia Colgate Darden School of Business Administration and his BSE from Tulane University.

Board Meetings

Our board of directors held no meetings during fiscal year 2014 as we did not complete our initial public offering until February 11, 2015.

Board of Directors and Committees

Our board of directors has established three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each of these committees currently is composed exclusively of independent directors, in accordance with the NYSE listing standards. The principal functions of each committee are briefly described below. Additionally, our board of directors may from time to time establish certain other committees to facilitate the management of our company.

Audit Committee

Our audit committee consists of three of our directors, each of whom is an independent director. The chairman of our audit committee qualifies as an “audit committee financial expert” as that term is defined by the applicable SEC regulations and NYSE corporate governance listing standards. Our board of directors has determined that each of the audit committee members is “financially literate” as that term is defined by the NYSE corporate governance listing standards. We have an audit committee charter, which details the principal functions of the audit committee, including oversight related to:

•	our accounting and financial reporting processes;

•	the integrity of our consolidated financial statements;

•	our systems of disclosure controls and procedures and internal control over financial reporting;

•	our compliance with financial, legal and regulatory requirements;

•	the performance of our internal audit function; and

•	our overall risk assessment and management.

The audit committee is also be responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, including all audit and non-audit services, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The audit committee also will prepare the audit committee report required by SEC regulations to be included in our annual proxy statement. Mr. Mead is the chair and Ms. Fisher and Mr. Henry serve as members of the audit committee. Our audit committee was not formed until the time of completion of our initial public offering and consequently it did not meet in 2014.

Compensation Committee

Our compensation committee consists of four of our directors, each of whom is an independent director. We have adopted a compensation committee charter that details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration of our chief executive officer based on such evaluation;

•	reviewing and approving the compensation of other senior officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation and equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Mr. Binnie is the chair and Ms. Fisher, Mr. Henry and Mr. Mead serve as members of the compensation committee. Our compensation committee was not formed until the time of the completion of our initial public offering and consequently it did not meet in 2014.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of three of our directors, each of whom is an independent director. We have adopted a nominating and corporate governance committee charter that details the principal functions of the nominating and corporate governance committee, including:

•	identifying and recommending to the full board of directors qualified candidates for election as directors and recommending nominees for election as directors at the annual meeting of stockholders;

•	developing and recommending to the board of directors corporate governance guidelines and implementing and monitoring such guidelines;

•	reviewing and making recommendations on matters involving the general operation of the board of directors, including board size and composition, and committee composition and structure;

•	recommending to the board of directors nominees for each committee of the board of directors;

•	annually facilitating the assessment of the board of directors’ performance, as required by applicable law, regulations and the NYSE corporate governance listing standards; and

•	annually reviewing and making recommendations to the board regarding revisions to the corporate governance guidelines and the code of business conduct and ethics.

Ms. Fisher is the chair and Mr. Binnie and Mr. Henry serve as members of the nominating and corporate governance committee. Our nominating and corporate governance committee was not formed until the time of the completion of our initial public offering and consequently it did not meet in 2014.

Code of Business Conduct and Ethics

We have adopted a corporate code of business conduct and ethics relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business. Our code of business conduct and ethics is posted on our website at www.easterlyreit.com.

Section 16(a) Beneficial Ownership Reporting Compliance

We did not have a class of securities registered under the Exchange Act in 2014. Therefore, Section 16(a) of the Exchange Act, did not apply, and our directors, executive officers and persons who own more than 10% of our equity securities, were not required to file reports of ownership of, and changes in ownership of, our securities with the SEC in fiscal year 2014.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Prior to the initial public offering on February 11, 2015, Easterly Government Properties, Inc. did not pay compensation to any of its named executive officers, and, accordingly, it did not have compensation policies or objectives governing our named executive officer compensation. We anticipate that our compensation committee, will design a compensation program that rewards, among other things, favorable stockholder returns, our company’s competitive position within the commercial real estate industry, our operating results and contributions to our company.

The following is a non-exhaustive list of items that we expect our compensation committee will consider in formulating our compensation philosophy and applying that philosophy to the implementation of our overall compensation program for named executive officers and other employees:

•	attraction and retention of talented and experienced executives in our industry;

•	motivation of our executives whose knowledge, skills and performance are critical to our success;

•	alignment of the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value and rewarding executive officers when stockholder value increases; and

•	encouragement of our executives to achieve meaningful levels of ownership of our stock.

We expect that our compensation committee, will retain a compensation consultant to review our policies and procedures with respect to executive compensation and assist our compensation committee in implementing and maintaining compensation plans.

Summary Executive Compensation

The following table sets forth the annualized base salary and other compensation that we expect to pay in 2015 to our Chief Executive Officer, our Chief Financial Officer and three other most highly compensated executive officers, whom we refer to collectively as our “named executive officers.”

While the table below accurately reflects our current expectations with respect to these components of 2015 named executive officer compensation, actual 2015 compensation for these officers may be increased or decreased, including through the use of compensation components not currently contemplated or described herein.

Name and Principal Position	Salary ($)(1)	Bonus ($)(2)	All Other Compensation ($)(3)
William C. Trimble, III
Chief Executive Officer and President	$250,000	—	—
F. Joseph Moravec
Executive Vice President—Government Relations	$180,000	—	—
Darrell W. Crate
Chairman of the Board of Directors	$125,000	—	—
Michael P. Ibe
Executive Vice President —Development and Acquisitions	$125,000	—	—
Alison M. Bernard
Executive Vice President and Chief Financial Officer	$125,000	—	—

(1)	Salary amounts are annualized for the year ending December 31, 2015 based on the base salary effective upon the completion of our initial public offering.
(2)	Any cash bonuses will be determined in the sole discretion of our compensation committee based upon such factors to be established by the compensation committee, including corporate and individual performance.
(3)	Our full-time employees, including our named executive officers, are eligible to participate in health and welfare benefit plans, such as medical, dental, life and long-term disability insurance and a Section 401(k) plan.

Employment Agreement

We entered into an employment agreement with William C. Trimble, III, our Chief Executive Officer and President, prior to the completion of our initial public offering. We currently do not expect to enter into employment agreements with any other of our executive officers other than standard non-compete, non-solicitation and confidentiality agreements.

The agreement with Mr. Trimble has a term of three years beginning on the effective date of January 30, 2015. The agreement will automatically extend for an additional one-year term at the expiration of the initial term and the anniversary of such initial term unless either party provides written notice of non-renewal no later than 180 days prior to the expiration of the initial term or the one-year extended term. Under the terms of the agreement, Mr. Trimble is entitled to receive an annual base salary of $250,000.

Mr. Trimble’s agreement also provides for bonuses to be determined by the compensation committee of our board of directors, in its sole discretion, based on such factors relating to the performance of Mr. Trimble or us as it deems relevant. The agreement also provides eligibility for vacation and for participation in various employee benefits such as health, dental, life and disability insurance, the 2015 Equity Incentive Plan and Section 401(k) plan.

Mr. Trimble’s employment agreement provides that upon the termination of his employment by us other than for “cause” (as defined in the employment agreement) or by Mr. Trimble for “good reason” (as defined in the employment agreement), subject to him signing a separation agreement and mutual release, Mr. Trimble will be entitled to a severance payment in an amount equal to six months of his base salary at the time of termination. The severance payment described above is to be made as a lump sum payment within 30 days after the date of termination of employment. The employment agreement does not provide for any tax gross ups.

Equity Incentive Plan

In connection with our initial public offering, our board of directors adopted, and our stockholders approved, our 2015 Equity Incentive Plan, under which we may grant future cash and equity incentive awards to our executive officers, non-employee directors and eligible employees in order to attract, motivate and retain the talent for which we compete. All awards under the 2015 Equity Incentive Plan will be subject to the approval of our compensation committee. The material terms of the 2015 Equity Incentive Plan, as it is currently contemplated, are summarized below.

The 2015 Equity Incentive Plan permits us to make grants of options, stock appreciation rights, restricted stock units, restricted stock, unrestricted stock, dividend equivalent rights, cash-based awards, performance-based awards and other equity-based awards, including LTIP units, or any combination of the foregoing. We have reserved 2,273,959 shares of our common stock for the issuance of awards under the 2015 Equity Incentive Plan, including 26,667 shares of restricted common stock issued to our non-employee directors at the completion of our initial public offering. On February 10, 2015, we filed with the SEC a registration statement on Form S-8 covering the shares of our common stock issuable under the 2015 Equity Incentive Plan.

The number of shares reserved under the 2015 Equity Incentive Plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

The shares we issue under the 2015 Equity Incentive Plan will be authorized but unissued shares or shares that we reacquire. The shares of our common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Equity Incentive Plan are added back to the shares available for issuance under the 2015 Equity Incentive Plan.

The 2015 Equity Incentive Plan is administered by our compensation committee. Our compensation committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2015 Equity Incentive Plan. Persons eligible to participate in the 2015 Equity Incentive Plan are those full or part-time officers, employees, non-employee directors and other key persons as selected from time to time by our compensation committee in its discretion.

The 2015 Equity Incentive Plan permits the granting of both options to purchase shares of our common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. The option exercise price of each option will be determined by our compensation committee but may not be less than 100% of the fair market value of our common stock on the date of grant. The term of each option will be fixed by our compensation committee and may not exceed ten years from the date of grant. Our compensation committee will determine the vesting conditions for each option.

Our compensation committee may award stock appreciation rights subject to such conditions and restrictions as it may determine. Stock appreciation rights entitle the recipient to shares of our common stock equal to the value of the appreciation in our stock price over the exercise price. The exercise price of a stock appreciation right may not be less than 100% of fair market value of our common stock on the date of grant and the term of each stock appreciation right may not exceed ten years.

Our compensation committee may award restricted stock and restricted stock units to participants subject to such conditions and restrictions as it may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with us through a specified vesting period. Our compensation committee may also grant shares of our common stock that are free from any restrictions under the 2015 Equity Incentive Plan. Unrestricted stock may be granted to participants in recognition of past services or for other valid consideration and may be issued in lieu of cash compensation due to such participant.

Our compensation committee may grant performance share awards to participants, which entitle the recipient to receive stock upon the achievement of certain performance goals and such other conditions as our compensation committee shall determine. Our compensation committee may grant dividend equivalent rights to participants, which entitle the recipient to receive credits for dividends that would be paid if the recipient had held specified number of shares of our common stock.

Our compensation committee may grant cash bonuses under the 2015 Equity Incentive Plan to participants, subject to the achievement of certain performance goals.

Under the 2015 Equity Incentive Plan, we may use LTIP units as a form of share-based award. LTIP units are designed to qualify as “profits interests” in our operating partnership for U.S. federal income tax purposes. Each LTIP unit awarded is deemed equivalent to an award of one share of common stock reserved under the 2015 Equity Incentive Plan, reducing availability for other equity awards on a one-for-one basis. Unless our compensation committee provides otherwise, LTIP units, whether vested or not, will receive the same per unit distributions as our common units, which will equal per share dividends (both regular and special) on our common stock. In the future, we may issue LTIP units with economic characteristics comparable to options on our stock.

Our compensation committee may grant awards of restricted stock, restricted stock units, performance shares or cash-based awards under the 2015 Equity Incentive Plan that are intended to qualify as “performance based compensation” under Section 162(m) of the Code. Those awards would only vest or become payable upon the attainment of performance goals that are established by our compensation committee and related to one or more performance criteria. From and after the time that we become subject to Section 162(m) of the Code, the maximum award that is intended to qualify as “performance-based compensation” under Section 162(m) of the Code that may be made to any one employee during any one calendar year period is 2,273,959 shares of our common stock with respect to a stock-based award and $5.0 million with respect to a cash-based award.

Our board of directors may amend or discontinue the 2015 Equity Incentive Plan and our compensation committee may amend or cancel outstanding awards for purposes of satisfying changes in law or any other lawful purpose, but no such action may adversely affect rights under an award without the holder’s consent. Certain amendments to the 2015 Equity Incentive Plan require the approval of our stockholders.

No awards may be granted under the 2015 Equity Incentive Plan after the date that is ten years from the date of stockholder approval of the 2015 Equity Incentive Plan and no incentive stock options may be granted after the date that is ten years from the date on which our board of directors adopts the 2015 Equity Incentive Plan. No awards under the 2015 Equity Incentive Plan have been made prior to the date hereof.

Proposed Long-Term Incentive Plan

We also expect our compensation committee to consider the adoption of a long-term incentive plan. This plan will provide for the issuance of a number of performance LTIP units up to 5% of our outstanding shares of common stock on a fully diluted basis, which will be earned subject to our achievement of absolute and relative total shareholder return over a three-year performance period. The performance LTIP units will be issued pursuant to our 2015 Equity Incentive Plan. The number of performance LTIP units that will vest will range from zero to the entire number of performance LTIP units awarded to the executive officer. The number of performance LTIP units that will vest depends on what our compounded annualized total shareholder return is at the end of the three-year performance period and the percentage variance that our average annual compounded shareholder return over that period puts us in relative to a broad-based equity REIT peer group index. None of the performance LTIP units will vest if our average annual compounded shareholder return, including dividends, is less than 8% at the end of the three-year performance period and our average annual compounded shareholder return over that period puts us more than 5% below the FTSE NAREIT Equity REIT Index. All of the performance LTIP units will vest if our average annual compounded shareholder return is at least 16% at the end of the three-year performance period and our average annual compounded shareholder return over that period puts us 25% above the index return. A portion of the performance LTIP units will vest if our average annual compounded shareholder return at the end of the three-year performance period is between 8% and 16% and/or our average annual compounded shareholder return over that period puts us between 5% below and 25% above the index return. During the performance period, the holder of performance LTIP units will receive one-tenth of the dividends payable to holders of our common units. Any performance LTIP units that are not earned, and therefore do not vest, at the end of the three-year performance period will be cancelled. Any performance LTIP units that are earned upon the conclusion of the three-year performance period shall vest 50% immediately (within 30 days of program conclusion) and 50% one year thereafter, subject to continued employment.

Tax Considerations

Deductibility of Executive Compensation. Our compensation committee’s policy is to consider the tax treatment of compensation paid to our executive officers while simultaneously seeking to provide our executives with appropriate rewards for their performance. Under Section 162(m) of the Code, a publicly held corporation may not deduct compensation of more than $1 million paid to any “covered employee” in any year unless the compensation qualifies as “performance-based compensation” within the meaning of Section 162(m). We expect Section 162(m) to have limited impact on the company for a number of reasons. First, as a newly public company, certain compensation payable by us to our executive officers during a transition period that may extend until the annual meeting of stockholders that occurs in the fourth calendar year after our initial public offering may be exempt from the cap on deduction imposed by Section 162(m) under a special transition rule provided by the regulations promulgated under Section 162(m). Second, based on our interpretation of certain private letter rulings, it is our position that compensation payable to our executive officers that is attributable to services for our operating partnership is not subject to Section 162(m) as our operating partnership is not a “publicly held corporation” within the meaning of Section 162(m). Third, because we believe we will qualify as a REIT under the Code, we expect to generally distribute at least 100% of our net taxable income each year and therefore do not expect to pay U.S. federal income tax. As a result, and based on the level of cash compensation expected to be payable to our executive officers, the possible loss of a U.S. federal tax deduction would not be expected to have a material impact on us. Accordingly, we do not expect Section 162(m) to have a significant impact on our compensation committee’s compensation decisions for our executive officers.

Section 409A of the Code. Section 409A of the Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities, penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A.

Accounting Standards

Our compensation committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives. ASC Topic 718, Compensation—Stock Compensation (referred to as ASC Topic 718 and formerly known as FASB 123R), requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of equity awards under the 2015 Equity Incentive Plan will be accounted for under ASC Topic 718.

Compensation Committee Interlocks and Insider Participation

Since the date of our initial public offering, there have been no insider participations or compensation committee interlocks of the compensation committee. At all times since the completion of our initial public offering, the compensation committee has been comprised solely of independent, non-employee directors.

Director Compensation

Prior to our initial public offering, Easterly Government Properties, Inc. did not pay any compensation to its directors.

Our board of directors has established a compensation program for our non-employee directors. Under this program, we pay to each of our non-employee directors an annual retainer in an amount equal to $175,000, consisting of $75,000 payable in equal quarterly cash installments and a grant of shares of restricted stock having a value of $100,000. We expect to pay an annual retainer to our non-employee directors in each successive year an amount comprised of a cash component of $75,000 and restricted stock grant with a value of $75,000. Concurrent with the completion of our initial public offering, we issued an aggregate of 26,667 shares of restricted common stock to our non-employee directors pursuant to our 2015 Equity Incentive Plan. The initial restricted stock grants will vest upon our 2016 next annual stockholder meeting. Future restricted stock grants will be made following our annual stockholder meeting, beginning with the 2016 annual meeting, and will vest upon the anniversary of the date of grant or the next annual stockholder meeting. We will also reimburse each of our directors for his or her travel expenses incurred in connection with his or her attendance at full board of directors and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of shares of our common stock and units in our operating partnership as of March 30, 2015 with respect to:

•	each of our directors;

•	each of our named executive officers;

•	each person who will be the beneficial owner of 5% or more of the outstanding shares of our common stock or the outstanding shares of our common stock and units in our operating partnership; and

•	all directors and executive officers as a group

Beneficial ownership of shares and units is determined under rules of the SEC and generally includes any shares or units, as applicable, over which a person exercises sole or shared voting or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock and units in our operating partnership shown as beneficially owned by them.

Unless otherwise indicated, all shares and units are owned directly. Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, 2101 L Street NW, Suite 750, Washington, D.C. 20037.

	Common Stock		Common Stock and Units
Name of Beneficial Owner	Numbers of Shares Beneficially Owned	Percentage of All Shares(1)	Number of Shares and Units Beneficially Owned	Percentages of All Shares and Units(2)
5% Stockholders:
U.S. Government Properties Income & Growth Fund, L.P.(3)	740,440	3.1%	8,434,798	21.2%
USGP II Investor, LP(4)	9,601,272	39.7%	10,542,628	26.6%
Michael P. Ibe(5)	—	*	5,759,819	14.5%
V3 Capital Management, L.P.(6)	1,319,770	5.5%	1,319,770	3.3%
Executive Officers, Directors:
William C Trimble, III(7)	—	*	—	*
Darrell W. Crate(7)(8)(9)	46,655	*	1,184,675	3.0%
Michael P. Ibe(5)	—	*	5,759,819	14.5%
Alison M. Bernard(7)	—	*	—	*
F. Joseph Moravec(7)(10)	6,000	*	6,000	*
Ronald E. Kendall	—	*	—	*
William H. Binnie(11)	6,667	*	6,667	*
Cynthia A. Fisher(11)(12)	56,767	*	56,767	*
Emil W. Henry, Jr.(11)	6,667	*	6,667	*
James E. Mead(11)(13)	22,667	*	22,667	*
All directors and executive officers as a group (10 persons)	145,423	*	7,043,262	17.7%

*	Represents less than 1.0%
(1)	Based on 24,168,379 shares of common stock outstanding as of March 30, 2015.
(2)	Based on 24,168,379 shares of our common stock and 39,699,318 units in our operating partnership outstanding as of March 30, 2015.
(3)	Amounts shown reflect the number of shares of common stock and common units that, in connection with our initial public offering, the formation transactions and the concurrent private placement, were acquired by U.S. Government Properties Income & Growth Fund, L.P. This fund is managed by affiliates of Easterly Capital, LLC, which is owned by Darrell W. Crate, our Chairman. As a result of Mr. Crate’s control of Easterly Capital, LLC, Mr. Crate may be deemed to beneficially own the shares of common stock, including upon exchange of common units, that may be received by U.S. Government Properties Income & Growth Fund, L.P. Mr. Crate disclaims any beneficial ownership of such shares and common units, except to the extent of his pecuniary interest therein. The address for U.S. Government Properties Income & Growth Fund, L.P. is 138 Conant Street, Beverly, MA 01915.
(4)	Amounts shown reflect the number of shares of common stock and common units that, in connection with our initial public offering, the formation transactions and the concurrent private placement, were acquired by USGP II Investor, LP. This fund is managed by affiliates of Easterly Capital, LLC, which is owned by Darrell W. Crate, our Chairman. As a result of Mr. Crate’s control of Easterly Capital, LLC, Mr. Crate may be deemed to beneficially own the shares of common stock, including upon exchange of common units may be received by USGP II Investor, LP. Mr. Crate disclaims any beneficial ownership of such shares and common units, except to the extent of his pecuniary interest therein. The address for USGP II Investor, LP is 138 Conant Street, Beverly, MA 01915.
(5)

Represents the number of common units that Mr. Ibe received in the formation transactions, which are held by Western Devcon, Inc. and Western OP Holdings, LLC, each of which are wholly owned by Mr. Ibe. The address for Western Devcon, Inc. and West OP Holdings, LLC is 10525 Vista Sorrento Parkway, Suite 110, San Diego, CA 92121.

(6)	Based solely on information contained in a Schedule 13G filed by V3 Capital Management, L.P. and certain of its affiliates with the SEC on February 20, 2015. The address of V3 Capital Management, L.P. is 477 Madison Avenue, New York, NY 10022.
(7)	Until 15 months following the completion of our initial public offering, the Easterly Funds will directly hold shares of our common stock and common units in our operating partnership received in exchange for the property-owning entities contributed as part of our formation transactions. On or about 15 months following the completion of our initial public offering, we expect that the Easterly Funds will liquidate and certain of our executive officers, directors and their affiliates will become the beneficial owners of a portion of the shares of common stock and common units in our operating partnership formerly held by each of the Easterly Funds. These shares and common units will be valued based on the volume weighted average closing price of our shares of common stock for the 30 trading-day period prior to the liquidation and distributed in accordance with the terms of the respective Easterly Funds’ partnership agreement, which provide for the payment of incentive distributions to the general partners of the Easterly Funds that will in turn be allocated to certain of our executive officers, directors and their affiliates at such time. Our executive officers that will be entitled to receive incentive distributions are William C. Trimble, III, our Chief Executive Officer and President, Darrell W. Crate, our Chairman, Alison M. Bernard, our Executive Vice President and Chief Financial Officer and F. Joseph Moravec, our Executive Vice President—Government Relations. We will not be able to determine the number of shares and common units that these executive officers will directly or indirectly receive as a result of such incentive distributions until the completion of the liquidation of the Easterly Funds.
(8)	Includes (i) 26,655 shares of common stock issued in the formation transactions and the concurrent private placement as a result of Mr. Crate’s 0.3% ownership interest in USGP II Investor, LP, (ii) 2,613 common units issued in the formation transactions as a result of Mr. Crate’s 0.3% ownership interest in USGP II Investor, LP and (iii) 1,135,406 common units issued in the formation transactions as a result of Mr. Crate’s ownership interest in Easterly Capital, LLC. The address for Easterly Capital, LLC is 138 Conant Street, Beverly, MA 01915.
(9)	Includes 20,000 shares that Darrell W. Crate purchased in our initial public offering as part of the directed share program.
(10)	Includes 6,000 shares that F. Joseph Moravec purchased in our initial public offering as part of the directed share program.
(11)	Represents 6,666.75 shares of restricted common stock granted to each of our non-employee directors under our 2015 Equity Incentive Plan upon the completion of our initial public offering, which will vest upon the anniversary of the date of grant or the next annual stockholder meeting, as applicable.
(12)	Cynthia A. Fisher purchased an aggregate of 50,100 shares in our initial public offering as part of the directed share program, including 43,300 shares directly and 6,800 shares in accounts for her minor children where she serves as custodian.
(13)	Includes 16,000 shares that James E. Mead has purchased in our initial public offering as part of the directed share program.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Formation Transactions

Each property acquired by us through our operating partnership upon the completion of our initial public offering was previously owned by the Easterly Funds or by Western Devcon. In addition, in connection with the formation transactions, the owner of the management entities, which is in turn owned by Darrell W. Crate, our Chairman, contributed all of the interests in the management entities to our operating partnership. The Easterly Funds received as consideration for the contribution of the property-owning subsidiaries an aggregate of 3,308,000 shares of common stock and 8,635,714 common units in our operating partnership. In exchange for the contribution by Western Devcon of its interests in the properties being contributed as part of the formation transactions, Western Devcon, or its beneficial owner, Michael P. Ibe, a director and our Executive Vice

President—Development and Acquisitions, received 5,759,819 common units in our operating partnership. The owner of the management entities received as consideration for the contribution of the management entities an aggregate of 1,135,406 common units in our operating partnership.

Concurrent Private Placement

Concurrently with the completion of our initial public offering and the formation transactions, the Easterly Funds acquired 7,033,712 shares of common stock in a private placement at a price per share of $15.00, equal to the initial public offering price. No fees, discounts or selling commissions were paid to the underwriters in connection with any sale of common stock through the concurrent private placement.

Partnership Agreement

In connection with the formation transactions and the completion of our initial public offering, we entered into an amended and restated partnership agreement of our operating partnership, which we refer to as the partnership agreement. The partnership agreement provides that Easterly Government Properties, Inc. may not transfer any of its interest in our operating partnership, withdraw as general partner of our operating partnership or consummate a fundamental transaction, including mergers, consolidations and sales of all or substantially all of its assets, subject to certain limited exceptions, without partnership approval, as such term is defined in the partnership agreement. Partnership approval is obtained when the sum of (a) the number of common units issued in the formation transactions and consenting to the transaction that are held by Western Devcon, the Easterly Funds and Easterly Capital, LLC, plus (b) the product of (x) the number of common units held by Easterly Government Properties, Inc. and its subsidiaries multiplied by (y) the percentage of the votes that were cast in favor of the transaction by the holders of shares of our common stock, exceeds 50% of the aggregate number of common units issued in the formation transactions and common units held by Easterly Government Properties, Inc. and its subsidiaries outstanding at such time. This right to vote by certain holders of common units on a transfer or assignment of Easterly Government Properties, Inc.’s interest in our operating partnership, withdrawal as general partner of our operating partnership and consummation of a fundamental transaction will permanently terminate at such time as we own more than 85% of the aggregate of (a) the outstanding common units held by us and (b) the common units issued in the formation transactions that are held by our Western Devcon, the Easterly Funds and Easterly Capital, LLC, their respective affiliates and direct or indirect investors. As of March 30, 2015, Western Devcon, the Easterly Funds and Easterly Capital, LLC and Western Devcon owned an aggregate of approximately 39.1% of the outstanding common units and Easterly Government Properties, Inc. owned approximately 60.9% of the outstanding common units.

Our interest in our operating partnership generally entitles us to share in cash distributions from, and in the profits and losses of, our operating partnership in proportion to our percentage ownership. We generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of our operating partnership, subject to certain approval and voting rights of the limited partners, which are described more fully in the section “Description of the Partnership Agreement of Easterly Government Properties LP.”

Employment Agreement

In connection with our initial public offering, we entered into an employment agreement with Mr. Trimble on January 30, 2015. This agreement provides certain benefits to Mr. Trimble, as described in “Item 11. Executive Compensation—Compensation Discussion and Analysis—Employment Agreement”. We may enter into similar agreements with certain executive officers that we hire in the future.

Equity Incentive Plan

In connection with our initial public offering, our board of directors adopted, and our stockholder approved, our 2015 Equity Incentive Plan, under which we may grant future cash and equity incentive awards to our executive officers, non-employee directors and eligible employees. Concurrent with the completion of our initial public offering, we issued an aggregate of 26,667 shares of restricted common stock to our non-employee directors pursuant to the 2015 Equity Incentive Plan. See “Item 11. Executive Compensation—Compensation Discussion and Analysis—Equity Incentive Plan”.

Tax Protection Agreement

Concurrent with the completion of our initial public offering, we also entered into a tax protection agreement with Michael P. Ibe, a director and our Executive Vice President—Development and Acquisitions, under which we agreed to indemnify Mr. Ibe for any taxes incurred as a result of a taxable sale of the properties contributed by Western Devcon in the formation transactions for a period of eight years after the closing of our initial public offering and the formation transactions. We also agreed in the tax protection agreement with Mr. Ibe to use the “traditional method” of making allocations under Section 704(c) of the Code for the eight-year period.

Incentive Distributions in Easterly Fund I and Easterly Fund II

Easterly Fund I and Easterly Fund II will remain outstanding as holders of shares of common stock and common units in our operating partnership issued in the formation transactions and the concurrent private placement until 15 months following our initial public offering on February 11, 2015. At such time, shares of common stock and common units in our operating partnership held by each of Easterly Fund I and Easterly Fund II will be distributed to investors in Easterly Fund I and Easterly Fund II, and, in connection with such distribution, certain of our directors and executive officers may be entitled to receive additional shares of our common stock and/or common units.

Registration Rights

We entered into two registration rights agreements pursuant to which Michael P. Ibe, the Easterly Funds and Easterly Capital, LLC have the right to cause us to register with the SEC the resale of the shares of common stock that they receive in the formation transactions and the concurrent private placement or the resale or primary issuance of the shares of common stock that they may receive in exchange for the common units that they receive in the formation transactions and facilitate the offering and sale of such shares. An aggregate of 10,341,712 shares of common stock acquired in the formation transactions and the concurrent private placement and 15,530,939 shares of common stock potentially issuable upon exchange of common units issued in the formation transactions are subject to the registration rights agreement.

Director Nomination Agreement

In connection with the formation transactions, we entered into a director nomination agreement with Michael P. Ibe providing Mr. Ibe with the right to designate one director to our board of directors and the right to designate one board observer who may attend all meetings of our board of directors. This right will terminate at such time as Mr. Ibe or any entity controlled by Mr. Ibe owns an aggregate number of shares of our common stock and common units in our operating partnership. Mr. Ibe is the current designee to our board of directors pursuant to the terms of the director nomination agreement.

License Agreement

We have entered into a license agreement with Easterly Capital, LLC pursuant to which it has granted us a perpetual, royalty-free license to use the Easterly logo and the Easterly name and variations thereof, which license is exclusive to business activities involving properties to be leased to or developed for governmental entities, including properties leased to the GSA. Under this agreement, we have a right to use these names for so long as we are not in breach of the terms of the license agreement.

Ownership Limit Waivers

Our charter prohibits any person or entity from actually or constructively owning shares in excess of 7.1% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of each class and series of our stock, or 7.1% in value of the aggregate of the outstanding shares of all classes and series of our stock. In connection with the formation transactions and the concurrent private placement, our board of directors granted waivers from the ownership limit contained in our charter to Michael P. Ibe, Easterly Fund I and Easterly Fund II to own up to approximately 21%, 22% and 28%, respectively, of our outstanding common stock in the aggregate. We do not expect that the issuance of these waivers will adversely affect our ability to qualify as a REIT.

Directed Share Program

At the completion of our initial public offering, certain of our directors and executive officers purchased shares of our common stock through a directed share program.

Review and Approval of Future Transaction with Related Persons

We expect our board of directors to adopt a Related Person Transaction Approval and Disclosure Policy for the review, approval or ratification of any related person transaction. We expect this policy to provide that all related person transactions, other than a transaction for which an obligation to disclose under Item 404 of Regulation S-K (or any successor provision) arises solely from the fact that a beneficial owner, other than the affiliates of our predecessor, of more than 5% of a class of the company’s voting securities (or an immediate family member of any such beneficial owner) has an interest in the transaction, must be reviewed and approved by a majority of the disinterested directors on our board of directors in advance of us or any of our subsidiaries entering into the transaction; provided that, if we or any of our subsidiaries enter into a transaction without recognizing that such transaction constitutes a related person transaction, the approval requirement will be satisfied if such transaction is ratified by a majority of the disinterested directors on the board of directors promptly after we recognize that such transaction constituted a related person transaction. Disinterested directors are directors that do not have a personal financial interest in the transaction that is adverse to our financial interest or that of our stockholders. The term “related person transaction” refers to a transaction required to be disclosed by us pursuant to Item 404 of Regulation S-K (or any successor provision) promulgated by the SEC.

Board Independence

Our board of directors has determined that each of our current directors, except for Messrs. Crate, Trimble and Ibe, has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and is “independent” within the meaning of our director independence standards, which reflect the New York Stock Exchange director independence standards, as currently in effect. Furthermore, our board of directors has determined that each of the members of each of the audit committee, the compensation committee and the nominating and corporate governance committee has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and is “independent” within the meaning of our director independence standards.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees. The aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm, for the indicated services for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Audit fees(1)	$1,648,640	$—
Audit related fees(2)	—	—
Tax fees(3)	102,115	—
All other fees	—	—

Total	$1,750,755	$—

(1)	Audit Fees consist of fees for professional services performed by PricewaterhouseCoopers LLP for the audit of our annual financial statements, with our initial public offering and the filing of our registration statement on Form S-11, and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit Related Fees consist of fees for professional services performed by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit and not included in the audit fees described above.
(3)	Tax Fees consist of fees for professional services performed by PricewaterhouseCoopers LLP with respect to tax compliance, tax advice and tax planning.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accounting Firm

Our audit committee has established a policy that generally requires that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee, or a designated audit committee member. These services may include audit services, audit-related services, tax services and other services. All permissible non-audit services provided by our independent registered public accounting firm have been pre-approved by the audit committee, or a designated audit committee member. Our audit committee has considered whether the provision of non-audit services is compatible with maintaining the accountants’ independence and determined that it is consistent with such independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

The financial statements listed in the accompanying index to Financial statements beginning on page F-1 are filed as a part of this report.

2.	Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 76 and 77 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 30, 2015.

EASTERLY GOVERNMENT PROPERTIES, INC.

By:	/s/ William C. Trimble, III
Name:	William C. Trimble, III
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Trimble, III William C. Trimble, III	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2015

/s/ Alison M. Bernard Alison M. Bernard	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2015

/s/ Darrell W. Crate Darrell W. Crate	Chairman of the Board of Directors	March 30, 2015

/s/ Michael P. Ibe Michael P. Ibe	Director, Vice Chairman of the Board of Directors and Executive Vice President—Development and Acquisitions	March 30, 2015

/s/ William H. Binnie William H. Binnie	Director	March 30, 2015

/s/ Cynthia A. Fisher Cynthia A. Fisher	Director	March 30, 2015

/s/ Emil W. Henry, Jr. Emil W. Henry, Jr.	Director	March 30, 2015

/s/ James E. Mead James E. Mead	Director	March 30, 2015

EXHIBIT INDEX

Exhibit	Exhibit Description

1.1	Form of Underwriting Agreement (previously filed as Exhibit 1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.1	Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

4.1	Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.1	Amended and Restated Limited Partnership Agreement of Easterly Government Properties LP (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 11, 2015 and incorporated herein by reference)

10.2	Registration Rights Agreement among Easterly Government Properties, Inc. and the persons named therein, dated January 26, 2015 (previously filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.3†*	2015 Equity Incentive Plan

10.4	Form of Indemnification Agreement between Easterly Government Properties, Inc. and each of its Directors and Executive Officers (previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.5	Contribution Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP and U.S. Government Properties Income & Growth Fund, LP, dated January 26, 2015 (previously filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.6	Contribution Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP and USGP II Investor, LP, dated January 26, 2015 (previously filed as Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.7	Contribution Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP and Easterly Capital, LLC, dated January 26, 2015 (previously filed as Exhibit 10.7 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 on February 4, 2015 and incorporated herein by reference)

10.8	Contribution Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP and Michael P. Ibe, Courthouse Management, Inc. and Western Devcon, Inc., dated January 26, 2015 (previously filed as Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.9	Form of Tax Protection Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP and Michael P. Ibe (previously filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

Exhibit	Exhibit Description

10.10	Employment Agreement by and among Easterly Government Properties Services LLC, Easterly Government Properties, Inc., Easterly Government Properties LP and William C. Trimble, III, dated January 30, 2015 (previously filed as Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.11	License Agreement between Easterly Government Properties, Inc. and Easterly Capital, LLC, dated January 26, 2015 (previously filed as Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 on February 4, 2015 and incorporated herein by reference)

10.12	Credit Agreement among Easterly Government Properties LP, as Borrower, Easterly Government Properties, Inc., as Parent Guarantor, and certain subsidiaries of Easterly Government Properties, Inc. from time to time party thereto, as Guarantors, the initial lenders and the initial issuing banks named therein, Citibank, N.A., as Administrative Agent, Raymond James Bank, N.A. and Royal Bank of Canada, as Co-Syndication Agents, and Citigroup Global Markets Inc., Raymond James Bank, N.A. and RBC Capital Markets, as Joint Lead Arrangers and Joint Book Running Manager, dated February 11, 2015 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 11, 2015 and incorporated herein by reference)

10.13	Share Purchase Agreement by and among Easterly Government Properties, Inc. and the entities listed on Schedule I thereto, dated January 26, 2015 (previously filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.14	Registration Rights Agreement by and among Easterly Government Properties, Inc. and the entities party to the Share Purchase Agreement, dated January 26, 2015 (previously filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.15	Director Nomination Agreement by and between Easterly Government Properties, Inc. and Michael P. Ibe, dated January 26, 2015 (previously filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

21.1*	List of Subsidiaries of the Registrant

23.1*	Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

†	Exhibit is a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

Report of Independent Registered Public Accounting Firm

To the Stockholder of Easterly Government Properties, Inc.:

In our opinion, the accompanying balance sheet presents fairly, in all material respects, the financial position of Easterly Government Properties, Inc. at December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. The balance sheet is the responsibility of the Company’s management. Our responsibility is to express an opinion on the balance sheet based on our audit. We conducted our audit of this statement in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 30, 2015

Easterly Government Properties, Inc.

Consolidated Balance Sheet

December 31, 2014
Assets
Cash and cash equivalents	$1,000

$1,000

Stockholder’s Equity
Common stock, par value $0.01, 100,000 shares authorized, 1,000 shares issued and outstanding	$10
Additional paid-in capital	990

$1,000

The accompanying notes are an integral part of the consolidated balance sheet.

Easterly Government Properties, Inc.

Notes to the Consolidated Balance Sheet

1. Organization

Easterly Government Properties, Inc. (the “Company”) was organized in the state of Maryland on October 9, 2014. Under the Company’s charter, the Company is authorized to issue up to 100,000 shares of common stock, par value $0.01 per common share.

On October 16, 2014 the Company issued 1,000 shares to its sole stockholder, Darrell Crate, for $1,000.

2. Formation of the Company

The Company was formed for the purpose of becoming the ultimate parent entity upon the completion of a series of formation transactions, whereby the Company will merge and acquire a number of related entities.

The Company will become a public registrant under the Securities Act of 1933. The Company has had no operating activity since its formation on October 9, 2014, other than activities incidental to its formation.

The Company intends to qualify as a real estate investment trust (a “REIT”) under the Internal Revenue Code commencing with its taxable period ending on December 31, 2015. In order to maintain its qualification as a REIT, the Company plans to distribute at least 90% of its taxable income to its stockholders.

3. Summary of Significant Accounting Policies

The preparation of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated in consolidation.

Separate statements of operations, changes in stockholder’s equity and cash flows have not been presented as there have been no activities for this entity.

Offering Costs

In connection with the initial public offering (“IPO”), affiliates of the Company have or will incur legal, accounting, and related costs, which will be reimbursed by the Company upon the consummation of the IPO. Such costs will be deferred and will be recorded as a reduction of proceeds of the IPO or as an offset to equity issued, or expensed if the IPO is not consummated.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of ninety days or less at date or purchase to be cash equivalents. The Company maintains cash and cash equivalents in United States banking institutions that may exceed amounts insured by the Federal Deposit Insurance Corporation. While the Company monitors the cash balance in its operating accounts, these cash balances could be impacted if the underlying financial institutions fail or are subject to adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

4. Subsequent Events

For its consolidated financial statements as of December 31, 2014, the Company evaluated subsequent events and noted the following significant events:

•

On January 23, 2015, USGP II Lakewood WAPA LP, a subsidiary of Fund II, entered into a purchase and sale agreement for the purchase of a 115,650 RSF property located in Lakewood, Colorado for a purchase price of approximately $20.3 million. The building was constructed in 1999 and is 100% leased to the

General Services Administration and occupied by the U.S. Department of Energy under a 15-year lease that expires in November 2029. The purchase of the property is subject to customary closing conditions. On March 9, 2015, the right to acquire the property was assigned to Easterly Government Properties, LP.

•	Easterly Government Properties, Inc. completed its initial public offering on February 11, 2015 of 13.8 million shares of its common stock at a price to the public of $15.00 per share, including 1.8 million shares sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, resulting in gross proceeds of $207.0 million.

•	In connection with its IPO, the Company engaged in a series of formation transactions by which it acquired 15 properties previously owned by the Funds and the ownership interests in Easterly Partners, LLC in exchange for 9,771,120 common units and 3,308,000 shares of common stock

•	In connection with its IPO, the Company sold an aggregate of 7,033,712 shares of its common stock to the Funds in a private placement at a price per share of $15.00 without payment of any underwriting fees, discounts or commissions.

•	In connection with its IPO and the formation transactions, Western Devcon, a private real estate company and a series of related entities beneficially owned by Michael P. Ibe, contributed its interest in 14 properties to Easterly Government Properties, Inc. in exchange for 5,759,819 common units.

•	On February 11, 2015, the Company entered into a $400.0 million senior unsecured revolving credit facility with Raymond James Bank, N.A. and Royal Bank of Canada, as co-syndication agents and Citigroup Capital Markets Inc, Raymond James Bank, N.A. and Royal Bank of Canada, as joint lead arrangers and joint book running managers. The credit facility has an accordion feature that provides additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million, for a total facility size of not more than $650.0 million. The credit facility bears interest, at the Company’s option, either at: (1) a fluctuating rate equal to the sum of (a) the highest of (x) Citibank, N.A.’s base rate, (y) the federal funds effective rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% plus (b) a margin ranging from 0.4% to 0.9%, or (2) a Eurodollar rate equal to a periodic fixed rate equal to LIBOR plus, a margin ranging from 1.4% to 1.9%, in each case with a margin based on the Company’s leverage ratio.

Report of Independent Registered Public Accounting Firm

To the Managing Member of Easterly Partners, LLC:

In our opinion, the accompanying consolidated statement of assets, liabilities, and capital, and the related consolidated statement of operations, of changes in capital, and of cash flows, present fairly, in all material respects, the financial position of Easterly Partners, LLC at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 30, 2015

Easterly Partners, LLC

Consolidated Statements of Assets, Liabilities and Capital

(Amounts in thousands)

	December 31,
	2014	2013
Assets
Real estate investments, at fair value	$267,683	$173,099
Cash and cash equivalents	31,436	3,363
Deposits for potential new investments	—	668
Other assets	1,385	772

Total assets	$300,504	$177,902

Liabilities
Accounts payable and accrued liabilities	$3,321	$1,218

Total liabilities	3,321	1,218
Capital
Members’ capital/(deficit)	13,336	(1,844)
Non-controlling interests	283,847	178,528

Total capital	297,183	176,684

Total liabilities and capital	$300,504	$177,902

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Partners, LLC

Consolidated Statements of Operations

(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Income
Income from real estate investments	$6,324	$4,006	$1,785
Other income	—	—	202

Total income	6,324	4,006	1,987

Expenses
Fund general and administrative	819	1,299	518
Corporate general and administrative	9,117	4,281	2,663

Total expenses	9,936	5,580	3,181
Net investment gain/(loss)	(3,612)	(1,574)	(1,194)
Net realized gain on investments	40	—	—
Net unrealized gain on investments	71,357	27,641	10,841

Net increase in capital resulting from operations	67,785	26,067	9,647
Capital increases attributable to non-controlling interests	65,389	30,381	12,290

Capital increases attributable to Easterly Partners, LLC	$2,396	$(4,314)	$(2,643)

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Partners, LLC

Consolidated Statements of Changes in Capital

(Amounts in thousands)

	Members’ Capital /(Deficit)	Non-controlling Interests	Total Capital
Capital, December 31, 2011	$(1,192)	$62,635	$61,443
Contributions from partners	—	37,151	37,151
Distributions to partners	—	(5,978)	(5,978)
Dividend on preferred stock	—	(16)	(16)
Members’ capital	1,181	—	1,181
Carried interest	648	(648)	—
Net increase in capital resulting from operations	(2,643)	12,290	9,647

Capital, December 31, 2012	(2,006)	105,434	103,428
Contributions from members/partners	217	54,954	55,171
Distributions to members/partners	(7)	(8,876)	(8,883)
Dividend on preferred stock	—	(16)	(16)
Members’ capital	917	—	917
Carried interest	3,349	(3,349)	—
Net increase in capital resulting from operations	(4,314)	30,381	26,067

Capital, December 31, 2013	(1,844)	178,528	176,684
Contributions from members/partners	105	65,142	65,247
Distributions to members/partners	(28)	(14,607)	(14,635)
Dividend on preferred stock	—	(31)	(31)
Members’ capital	2,133	—	2,133
Carried interest	10,574	(10,574)	—
Net increase in capital resulting from operations	2,396	65,389	67,785

Capital, December 31, 2014	$13,336	$283,847	$297,183

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Partners, LLC

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net increase in capital resulting from operations	$67,785	$26,067	$9,647
Adjustments to reconcile net increase in capital resulting from operations to net cash used in operating activities:
Purchase of investments	(30,316)	(46,918)	(33,931)
Deposits for potential new investments	668	(668)	—
Contributions to investments	(508)	(1,197)	(597)
Distributions from investments	7,637	5,410	3,503
Net realized gain on investments	(40)	—	—
Net unrealized gain on investments	(71,357)	(27,641)	(10,841)
Other	1,768	—	—
Net change in:
Other assets	630	(374)	(371)
Accounts payable and accrued liabilities	1,337	775	(100)

Net cash used in operating activities	(22,396)	(44,546)	(32,690)
Cash flows from financing activities:
Members’ capital	365	917	1,181
Payment of dividends to preferred stockholders	(31)	(16)	(16)
Contributions from members/partners	105	217	—
Distributions to members/partners	(28)	(7)	—
Contributions from non-controlling interests	65,142	54,954	37,151
Distributions to non-controlling interests	(14,607)	(8,876)	(5,978)
Deferred offering	(453)	—	—
Deferred financing	(24)	—	—

Net cash provided by financing activities	50,469	47,189	32,338

Net (decrease)/increase in cash and cash equivalents	28,073	2,643	(352)
Cash and cash equivalents
Cash and cash equivalents, beginning of year	3,363	720	1,072

Cash and cash equivalents, end of year	$31,436	$3,363	$720

Supplemental disclosure of non-cash information
Applied deposit of investments made in 2011	$—	$—	$(1,206)
Other	$1,768	$—	$—
Deferred offering accrued, not paid	$676	$—	$—
Deferred financing accrued, not paid	$90	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Partners, LLC

Notes to the Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1.	Organization and Basis of Presentation

Easterly Partners, LLC (the “Company”) is comprised of the consolidated results of the subsidiaries listed below:

•	Federal Properties Management, LLC

•	U.S. Government Properties Income & Growth Fund, LP

•	U.S. Government Properties Income & Growth Fund REIT, Inc.

•	USGP I REIT Holdings, LP

•	Easterly GSA Participation Plan I, LLC

•	Federal Properties GP, LLC (“Fund I GP”)

•	Easterly Funds Management, LLC

•	U.S. Government Properties Income & Growth Fund II, LP

•	USGP II (Parallel) Fund, LP

•	USGP II REIT, LP

•	USGP II Investor, LP

•	USGP II Participation Plan, LLC

•	USGP II GP, LLC (“Fund II GP”)

At December 31, 2014 Easterly Partners, LLC was an investment adviser registered with the United States Securities and Exchange Commission under the Investment Advisers Act of 1940.

All of the members’ equity of the Company is held by Easterly Capital, LLC which is controlled by Darrell W. Crate, a Managing Director of the Company. The Company focuses on acquiring and managing properties leased to the U.S. Government, primarily through the General Service Administration (“GSA”).

U.S. Government Properties Income & Growth Fund II, LP with USGP II (Parallel) Fund, LP, (collectively “Fund II”) together with U.S. Government Properties Income & Growth Fund, LP (“Fund I”), (collectively the “Funds”), reflected in the Company’s consolidated financial statements, qualify as investment companies pursuant to Financial Services—Investment Companies (“ASC 946”), for accounting purposes, and hence the investments in the Funds are carried at fair value, which is retained in consolidation by the Company.

The Company consolidates entities in which it has a controlling financial interest, the usual condition of which is ownership of a majority voting interest. The Company also considers for consolidation an entity, in which it has certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it.

As of December 31, 2014 and 2013, the Company held variable interests in the Fund I entities, the Fund II entities, Fund I GP and Fund II GP. The Company is required to consolidate its interests in these entities because it is deemed to be the primary beneficiary. Except as described in Note 4, the liabilities are collateralized only by the assets of the entity, and are non-recourse to the Company.

The table below summarizes the assets and liabilities of the variable interest entities as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Real estate investments, at fair value	$267,683	$173,099
Cash and cash equivalents	30,829	3,313
Deposits for potential new investments	—	668
Other assets	24	39

Total VIE assets	$298,536	$177,119
Accounts payable and accrued liabilities	$464	$503

Total VIE liabilities	$464	$503

The accompanying consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, as defined above. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of the Funds’ investments. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. Actual results could differ from the Company’s estimates.

Real Estate Investments

Real estate investments represent investments in real estate entities that own real estate assets and are stated at the fair value of the net equity interest in real estate investments as discussed below. Subsequent changes in fair value are recorded as unrealized gains or losses. Upon the disposition of a real estate investment, realized gains and losses are determined by deducting the proceeds received by the Company from the basis of the real estate investment; any previously unrealized gains and losses are reversed.

Distributions from real estate entities are recorded as dividend income when received to the extent distributed from the estimated taxable earnings and profits of the underlying investment vehicle and as a return of capital to the extent not in excess of that amount.

Under investment company accounting, the statements of operations of the Company reflect the change in fair value of the real estate investments of the Funds controlled by the Company, whether realized or unrealized.

Fair Value of Investments

The Company determines the fair value of the real estate investments using a fair value hierarchy. The fair value hierarchy is based on the observability of inputs used to measure fair value and requires additional disclosure regarding the fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date (exit price). The fair value of an asset or a liability disregards transaction costs and assumes the asset or liability’s highest and best use. As the Fund’s investments are in entities that invest in real estate, the estimated values are based on the underlying assets, liabilities, and cash flows of the related properties.

The three levels of the fair value hierarchy are described below:

Level 1	Valuation is based upon quoted prices for identical assets or liabilities in an active market.

Level 2	Valuation is based upon observable inputs:

a) Quoted prices for similar assets or liabilities in active markets,

b) Quoted prices for identical or similar assets or liabilities in not active markets, or

c) Model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is based upon prices or valuation techniques that require assumptions not observable in the market which are significant to the overall fair value measurement. These unobservable inputs reflect the Company’s own estimates about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Valuation techniques include the use of discounted cash flow models, and similar techniques.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of ninety days or less at date or purchase to be cash equivalents. The Company maintains cash and cash equivalents in United States banking institutions that may exceed amounts insured by the Federal Deposit Insurance Corporation. While the Company monitors the cash balance in its operating accounts, these cash balances could be impacted if the underlying financial institutions fail or are subject to adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Deposits for Potential New Investments

The Company, at times, must put a deposit on properties to be acquired as an investment as a part of the purchase and sales agreement. At December 31, 2013, the Company had $668 as a deposit for potential new investments in FBI-Little Rock and PTO-Arlington. The Company did not have any outstanding deposits for potential new investments at December 31, 2014.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to capital. As of December 31, 2014, the Company has recorded $1,129 of deferred offering costs, included in other assets in the accompanying consolidated statement of assets, liabilities and capital in contemplation of a prospective equity financing. Should the equity financing no longer be considered probable of being consummated, the deferred offering costs would be expensed immediately as a charge to corporate general and administrative expenses in the accompanying combined statement of operations. The Company did not record any deferred offering costs as of December 31, 2013.

Non-controlling Interest

Consolidation addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated capital resulting from operations attributable to the parent and to the non-controlling interest, the changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated per ASC 810.

The Company consolidates all entities listed in Note 1. However, substantially all of the partners invested in the Funds are limited partners that represent a non-controlling interest. In addition, there is a member that has invested in Federal Properties GP, LLC which also represents a non-controlling interest.

Income Taxes

Federal, state, and local income taxes have not been provided for in the accompanying financial statements as the members/partners are responsible for reporting their allocable share of the Company’s income, gains, deductions, losses, and credits on their individual tax returns. The Company’s tax information and the amount of allocable income, gains, deductions, losses, and credits are subject to examination by federal and state taxing authorities. If such examinations result in changes in the Company’s income, gain, deductions, losses, and credits, the tax liabilities of the members/partners could be changed accordingly. In the normal course of business, the Company is subject to examination by federal, state, and local taxing authorities where applicable.

As a REIT, U.S. Government Properties Income & Growth Fund REIT, Inc. and USGP II REIT, LP (collectively the “REITs”) will be permitted to deduct dividends paid to their stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the REITs level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements, including the requirement to distribute at least 90% of their annual taxable income. If the REITs fail to qualify as a REIT in any taxable year, the REITs will be subject to U.S. federal and state income tax (including any alternative minimum tax) on its taxable income at regular corporate rates.

Effective in December 2010 (Fund I) and January 2014 (Fund II) each of the REIT subsidiaries issued 125 preferred shares to unrelated third-parties with a par value of $0.01 per share. Holders of the preferred shares are only entitled to limited voting rights, and consequently are not entitled to participate in or otherwise direct the management of the REITs. Each share accrues on a daily basis a preferred return payable annually at 12.5% and is recognized as payments of preferred dividends on the statement of changes in capital. Payments of preferred dividends were $31 for each of the year ended December 31, 2014 and $16 for the year ended December 31, 2013 and 2012.

Distributions of annual capital made to investors required by the Internal Revenue Code of 1986 to maintain REIT qualification for each of the REIT subsidiaries were approximately $7,148, $3,349 and $760 for the years ended December 31, 2014, 2013 and 2012, respectively.

Fund General and Administrative

Fund general and administrative expenses include professional, organizational, insurance and other administration expenses incurred in connection with the formation and operations of the Funds.

Corporate General and Administrative

Corporate general and administrative expenses include expenses incurred for salary and employee benefits expenses including carried interest participation plan awards, professional fees, office rent, insurance, offering costs and certain other costs.

Segments

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All revenue has been generated in the United States and all tangible assets are held in the United States.

Recent Pronouncements

In June 2013, the FASB issued ASU No. 2013-08, Financial Services—Investment Companies—Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). The amendments in this update change the assessment of whether an entity is an investment company by developing a new two-tiered approach for that assessment, which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and determine whether it is an investment company. The adoption of ASU 2013-18 on January 1, 2014 did not have a material impact on the Company’s consolidated financial statements.

3.	Real Estate Investments

The Company has made the following investments.

Acquired in 2010

•	FBI—San Antonio: a Class A, four-story building and separate annex building, 100% leased to the GSA for occupancy by the Federal Bureau of Investigation.

•	CBP—Sunburst: a Class A, LEED-certified single-story office building, 100% leased to the GSA for occupancy by the Department of Homeland Security.

•	AOC—Del Rio: a Class A, built-to-suit three-story federal courthouse and administrative complex, 100% leased to the GSA for occupancy by the Administrative Office of the Courts.

•	SSA—Del Rio: a Class A, single-story office building, 100% leased to the GSA for occupancy by the Social Security Administration.

•	DEA—Dallas: a Class A, three-story certified secure office and administrative facility, 100% leased to the GSA for occupancy by the Drug Enforcement Administration.

Acquired in 2011

•	USFS I—Albuquerque: a Class A, Energy Star rated three-story office building, 100% leased to USDA Forest Service for occupancy by the U.S. Forest Service for use as its national administrative headquarters.

•	USFS II—Albuquerque: a Class A, LEED Gold-certified and Energy Star rated three-story office building 100% leased to the USDA Forest Service for occupancy by the U.S. Forest Service for use as its national administrative headquarters.

Acquired in 2012

•	DEA—Albany: a Class A, built-to-suit district office, 100% leased to the GSA for occupancy by the Drug Enforcement Administration.

•	IRS—Fresno: a Class A, built-to-suit six-story office building, 100% leased to the GSA for occupancy by the Internal Revenue Service.

Acquired in 2013

•	ICE—Charleston: a Class A LEED Silver-certified district office, 75% leased to the GSA for occupancy by Immigration and Customs Enforcement and 25% leased to a private organization.

•	MEPCOM—Jacksonville: a Class A, LEED Gold-certified processing station, 100% leased to the GSA for occupancy by the U.S. Military Entrance Processing Command.

•	USCG—Martinsburg: a Class A, LEED Silver-certified, built-to-suit office, 100% leased to the GSA for occupancy by the U.S. Coast Guard.

•	DOT—Lakewood: a Class A, LEED Silver-certified built-to-suit headquarters, 100% leased to the GSA for occupancy by the Department of Transportation.

•	FBI—Omaha: a Class A, LEED Gold-certified built-to-suit headquarters, 100% leased to the GSA for occupancy by the Federal Bureau of Investigation.

Acquired in 2014

•	PTO—Arlington: a Class A, LEED Gold-certified office, 100% leased to the GSA for occupancy by the U.S. Patent and Trademark Office.

•	FBI—Little Rock: a Class A, built-to-suit regional headquarters, 100% leased to the GSA for occupancy by the Federal Bureau of Investigation.

The following table shows the Fund’s investments at both cost and fair value as of December 31, 2014 and 2013.

	December 31,
	2014		2013
Real Estate Investments	Cost	Fair Value	Cost	Fair Value
FBI - San Antonio	$16,126	$30,995	$16,463	$26,073
CBP - Sunburst	3,260	5,349	3,287	4,102
AOC - Del Rio	7,496	15,418	7,681	12,509
SSA - Del Rio[1]	2	2	420	465
DEA - Dallas	3,254	9,570	3,324	6,483
USFS I - Albuquerque	6,806	15,694	7,487	12,881
USFS II - Albuquerque	9,001	17,659	10,043	13,302
DEA - Albany	5,065	10,601	5,487	7,498
IRS - Fresno	25,433	49,496	27,247	33,447
ICE - Charleston	7,747	17,877	7,907	12,162
MEPCOM - Jacksonville	3,051	9,978	3,051	7,168
USGC - Martinsburg	5,376	6,187	5,642	5,870
DOT - Lakewood	10,914	18,407	11,485	13,301
FBI - Omaha	17,671	22,294	18,586	17,838
PTO - Arlington	24,005	30,860	—	—
FBI - Little Rock	6,130	7,296	—	—

	$151,337	$267,683	$128,110	$173,099

(1)	The real estate investment was sold on August 15, 2014. The investment balance in the table above at December 31, 2014 represents undistributed net assets.

The following table shows the principal balance for the non-recourse debt underlying the Funds’ investments as of December 31, 2014 and 2013:

			December 31,
Real Estate Investments	Maturity Date	Interest Rate	2014	2013
FBI - San Antonio	October 2022	6.07%	$21,410	$22,275
CBP - Sunburst	November 2028	6.90%	8,807	9,171
AOC - Del Rio	December 2015	5.31%	14,425	14,663
DEA - Dallas	December 2015	3.92%(1)	7,616	7,712
USFS I - Albuquerque	June 2016	6.05%	14,339	14,608
USFS II - Albuquerque	July 2026	4.46%	17,500	17,500
DEA - Albany	February 2017	4.28%(2)	5,000	5,000
IRS - Fresno	November 2018	4.03%(3)	27,370	27,730
ICE - Charleston	January 2027	4.21%	23,019	24,003
MEPCOM - Jacksonville	October 2025	4.41%	13,197	13,848
USGC - Martinsburg	December 2027	5.55%(4)	9,143	9,338
DOT - Lakewood	December 2021	4.35%	17,000	17,000
FBI - Omaha	October 2020	4.49%(5)	27,670	27,953
PTO - Arlington	February 2020	3.92%(6)	33,000	—
FBI - Little Rock	May 2017	5.80%	13,650	—

Total mortgage notes payable			$253,146	$210,801

(1)	This loan has an original interest rate of LIBOR + 3.00%, but has an associated swap creating a fixed rate of 3.92%.

(2)	This loan has an original interest rate of LIBOR + 3.15%, but has an associated swap creating a fixed rate of 4.28%.
(3)	This loan has an original interest rate of LIBOR + 2.50%, but has an associated swap creating a fixed rate of 4.03%.
(4)	This loan has an original interest rate of LIBOR + 2.00%, but has an associated swap creating a fixed rate of 5.55%.
(5)	This loan has an original interest rate of LIBOR + 2.25%, but has an associated swap creating a fixed rate of 4.49%.
(6)	This loan has an original interest rate of LIBOR + 1.70%, but has an associated swap creating a fixed rate of 3.92%.

4.	Commitments and Contingencies

Guarantor Contingencies

The Company is a guarantor of certain underlying investment level loans, with recourse to the Company usually limited to standard “carve-out exceptions” typically related to (a) losses arising as a result of fraud, intentional misrepresentation, misallocation of funds, waste, environmental matters and other customary matters usually in the reasonable control of the borrower group and (b) springing full loan liability triggered by filing voluntary bankruptcy, intentional transfer restriction violations and other customary matters usually in the strict control of the borrower group. The terms of the guarantees do not provide for a limitation to the maximum potential future payments under the guarantees.

In the case of the loan held for DEA—Dallas, the Company has guaranteed a portion of the principal balance of the loan and any accrued interest, fees, or other costs related to the loan. However, the guarantee is only triggered by the partial or complete termination of the GSA lease. The Company assessed the fair value of this guarantee and determined it to be insignificant due to the remote possibility of a termination of the lease and the fact that the property is currently 100% leased.

In the case of the loan held for DEA—Albany, the Company has guaranteed a portion of the principal balance of the loan and any accrued interest, fees, or other costs related to the loan. However, the guarantee is only triggered to the extent the GSA lease is (i) partially or completely assigned or (ii) terminated. Upon the occurrence of one of these events, the guaranteed portion shall be 40% of the then outstanding principal balance. The Company assessed the fair value of this guarantee and determined it to be insignificant due to the remote possibility of a termination or assignment of the lease, the high likelihood of renewal and the fact that the property is currently 100% leased.

In the case of the loan held for IRS—Fresno, the Company has guaranteed a portion of the principal balance of the loan and any accrued interest, fees, or other costs related to the loan. However, the guarantee is only triggered to the extent the GSA lease is (i) partially or completely assigned, (ii) terminated or (iii) fails to be extended to at least November 30, 2023 by June 30, 2018. Upon the occurrence of one of these events, the guaranteed portion shall be 40% of the then outstanding principal balance. The Company assessed the fair value of this guarantee and determined it to be insignificant due to the remote possibility of a termination or assignment of the lease, the high likelihood of renewal and the fact that the property is currently 100% leased.

In the case of the loan held for PTO—Arlington, the Company has guaranteed a portion of the principal balance of the loan and any accrued interest, fees or other costs related to the loan. However, the guarantee is only triggered to the extent the debt service coverage ratio drops below 1.25:1. Upon the occurrence of this event, the guaranteed portion shall be 50% of the then outstanding principal balance. The Company assessed the fair value of this guarantee and determined it to be insignificant due to the remote possibility of a termination or assignment of the lease, the high likelihood of renewal and the fact that the property is currently 100% leased.

Operating Leases

The Company leases office space under an operating lease agreement that commenced February 1, 2012 and expires on March 31, 2016.

Rent expense for the years ended December 31, 2014, 2013 and 2012 rent expense was $257, $240 and $222, respectively and is recorded in corporate general and administrative expenses.

Future minimum lease payments for the Company’s operating lease as of December 31, 2014 were as follows:

Year Ending December 31,	Total
2015	239
2016	61

Total	$300

5. Capital Contributions, Commitments and Allocation of Profit/Loss of the Funds

The Funds have total capital commitments of $292,250, $232,950, and $112,150 as of December 31, 2014, 2013 and 2012, respectively of which the general partner and sponsor affiliates have committed $13,600, $12,500 and $4,000. As of December 31, 2014, 2013, and 2012, the cumulative capital contributions called and received from partners were $216,349, $151,227, and $96,056, respectively, which is equal to 74%, 65%, and 86%, of capital commitments, respectively.

The Funds had approximately $75,901, $81,723 and $16,094 in uncalled capital commitments for the years ended December 31, 2014, 2013 and 2012, respectively.

Each partner shall make capital contributions to the Funds in an aggregate amount not to exceed its capital commitment. Distributable cash attributable to any portfolio investment shall be allocated to the partners in proportion to their sharing percentages with respect to such portfolio investment, as defined in the operating agreements.

Allocations of disposition proceeds and current income in respect of each portfolio investment are made in their first instance to the limited partners and the general partner pro rata in proportion to their respective percentage of interests of capital contributions with respect to such portfolio investment. Each limited partner’s share is then distributed to such limited partner and general partner in the following amounts and order of priority.

i.	First, to the limited partner in proportion to its capital contributions until it has received 100% of such contributions;

ii.	Second, to the limited partner a priority return of 8% compounded per annum (the “Priority Return”); and

iii.	Thereafter, 80% to such limited partners and 20% to the general partner.

As of December 31, 2014, 2013, and 2012, the Funds had a carried interest allocation of $10,574, $3,349 and $648 allocated to the parent as included in the statement of changes in capital, respectively.

The Funds contain a clawback provision whereby after the final distribution of the assets of the Funds, the general partner shall contribute to the Fund and the Fund shall promptly distribute to the limited partners an amount in cash equal to the amount (if any) by which the aggregate distributions to the General Partner and not otherwise returned to the Partnership exceeds the amount that would have been distributed to the general partner in respect of the carried interest if all amounts distributed by the Partnership prior to the date of such final distribution were instead distributed only on the date of such final distribution.

Net increase in capital is allocated to our non-controlling interest holders and member consistent with the Fund’s partnership agreements and the Company’s limited liability company agreements, as amended and restated, and as recorded on the accompanying statements of changes in capital.

6.	Carried Interest Participation Plan Awards

The Funds’ limited partnership agreements provide to each of the Funds’ general partners an allocation of partnership profits, if specified rates of return are exceeded (the “carried interest”). The carried interest is subject to a preferred return of 8%, before the general partner receives any allocation of partnership profits. Each of the general partners allocates a portion of the carried interest to participation plans that were established to award key employees of Easterly Partners, LLC a participation interest in the general partners’ carried interest. As the carried interest is directly tied to the performance of the underlying funds, the key employees’ interest is aligned with the interest of each of the Funds’ investors.

The Company grants participation interest awards with service conditions, generally requiring a five year vesting period. The Company measures the participation interest awards at the fair value on date of grant. The straight-line method of expense recognition is applied to all participation interest awards. Upon termination of an employee, the Company has the option to repurchase the vested participation interest awards at the current fair value. Upon termination, non-vested participation interest awards cease vesting. During the year ended December 31, 2014, the unvested portion of 6 grants was cancelled and one grant was accelerated to be fully vested. The compensation expense related to the grants recorded for the years ended December 31, 2014, 2013, and 2012 was $1,768, $737 and $371 respectively.

For the years ended December 31, 2014, 2013 and 2012, there were 3, 8 awards and 1 granted, respectively.

As of December 31, 2014, 2013 and 2012, unrecognized compensation expense for incentive awards was $0, $1,560 and $242, respectively.

7.	Fair Value of Investments

All of the Funds’ investments are in Limited Partnership, “LP,” or Limited Liability Company, “LLC,” interests for which there is no ready market. The Company estimates the value of its investments using Level 3 inputs based upon factors such as operating performance, financial condition, economic and market events. The Company uses a discounted cash flow valuation technique to estimate the fair value of each of the investments, which is updated at each reporting date by personnel responsible for the management of each investment and reviewed by senior management at each reporting period. The discounted cash flow technique requires the Company to estimate cash flows for each investment over the holding period, and is based on the Company’s view of the foreseeable future. Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit if applicable. Property rental revenue is based on leases currently in place and management’s estimates for future leasing activity, which are based on current market rents for similar space. Similarly, estimated real estate taxes and operating expenses are based on amounts incurred in the current period plus a projected growth factor for future periods. Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The Company has determined that the unit of account being valued is the net investment in the underlying real estate LLC or LP interests. Therefore, the Company has estimated the value of its investments considering whether a market participant would ascribe any value to the debt of the investment. Specific factors that may be considered include whether the market participant could assume the debt, the interest rate and the remaining term. The unrealized appreciation of the investments includes a loss of $10,666 and a gain of $202 related to the value of the debt for the years ended December 31, 2014 and 2013 respectively.

Due to the significant judgment involved in valuing each investment, in the absence of a ready market, the estimated value of the Company’s investments as presented in the accompanying financial statements may differ from the value that would have been used had a ready market existed, and any differences may be material. There is no assurance that the Company will realize the values presented upon the ultimate disposition or liquidation of its investments. The ability of the Company to liquidate its investments may be dependent upon many factors including among others, general economic conditions in the Texas, Montana,

New Mexico, New York, California, South Carolina, Florida, West Virginia, Colorado, Nebraska, Virginia and Arkansas real estate markets, interest rates, availability of debt and equity financing and other conditions in the U.S. private and public capital markets.

The following table includes a roll-forward of the amounts for the year ended December 31, 2014 for investments classified within Level 3. The classification of an investment within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Investments
Balance at January 1, 2014	$173,099
Purchase of investments	30,316
Contributions to investments	508
Distributions from investments	(7,637)
Net change in realized appreciation	40
Net change in unrealized appreciation	71,357

Balance at December 31, 2014	$267,683

The change in unrealized appreciation for Level 3 investments relates to investments still held at December 31, 2014.

The following table includes a roll-forward of the amounts for the year ended December 31, 2013 for investments classified within Level 3. The classification of an investment within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Investments
Balance at January 1, 2013	$102,753
Purchase of investments	46,918
Contributions to investments	1,197
Distributions from investments	(5,410)
Net change in unrealized appreciation	27,641

Balance at December 31, 2013	$173,099

The change in unrealized appreciation for Level 3 investments relates to investments still held at December 31, 2013.

The following table includes a roll-forward of the amounts for the year ended December 31, 2012 for investments classified within Level 3. The classification of an investment within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Investments
Balance at January 1, 2012	$59,681
Purchase of investments	35,137
Contributions to investments	597
Distributions from investments	(3,503)
Net change in unrealized appreciation	10,841

Balance at December 31, 2012	$102,753

The change in unrealized appreciation for Level 3 investments relates to investments still held at December 31, 2012.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2014.

Financial Instruments	Fair Value	Valuation Technique	Unobservable Inputs	Ranges
Real Estate Investments	$267,683	Discounted cash flow	Residual capitalization rates	6.46% - 7.98%
			Discount rates	6.88% - 8.44%
			Interest rates	2.81% - 6.05%

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2013.

Financial Instruments	Fair Value	Valuation Technique	Unobservable Inputs	Ranges
Real Estate Investments	$173,099	Discounted cash flow	Residual capitalization rates	6.92% - 9.52%
			Discount rates	7.25% - 9.67%
			Interest rates	3.74% - 5.30%

The above inputs are subject to change based on changes in economic and market conditions and/or changes in use or timing of exit. Changes in discount rates and residual capitalization rates result in increases, or decreases, in the fair values of these investments. The discount rates encompass, among other things, uncertainties in the valuation model with respect to residual capitalization rates and the amount of timing of cash flows. Therefore, a change in the fair value of these investments resulting from a change in the residual capitalization rate may be partially offset by a change in the discount rate. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value, respectively. It is not possible for the Company to predict the effect of future economic or market conditions on estimated fair values.

8.	Subsequent Events

For its consolidated financial statements as of December 31, 2014, the Company evaluated subsequent events through March 30, 2015, the date on which those financial statements were issued and noted the following significant events:

•	Easterly Government Properties, Inc. completed its initial public offering on February 11, 2015 of 13.8 million shares of its common stock at a price to the public of $15.00 per share, including 1.8 million shares sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, resulting in gross proceeds of $207.0 million.

•	In connection with its IPO, the Company engaged in a series of formation transactions by which it acquired 15 properties previously owned by the Funds and the ownership interests in Easterly Partners, LLC in exchange for 9,771,120 common units and 3,308,000 shares of common stock

•	In connection with its IPO, the Company sold an aggregate of 7,033,712 shares of its common stock to the Funds in a private placement at a price per share of $15.00 without payment of any underwriting fees, discounts or commissions.

•	In connection with its IPO and the formation transactions, Western Devcon, a private real estate company and a series of related entities beneficially owned by Michael P. Ibe, contributed its interest in 14 properties to Easterly Government Properties, Inc. in exchange for 5,759,819 common units.

•

On February 11, 2015, the Company entered into a $400.0 million senior unsecured revolving credit facility with Raymond James Bank, N.A. and Royal Bank of Canada, as co-syndication agents and Citigroup Capital Markets Inc, Raymond James Bank, N.A. and Royal Bank of Canada, as joint lead arrangers and joint book running managers. The credit facility has an accordion feature that provides additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million, for a total facility size of not more than $650.0 million. The credit facility bears interest, at the Company’s option, either at: (1) a fluctuating rate equal to the sum of (a) the highest of (x) Citibank, N.A.’s base rate, (y) the federal funds effective rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% plus (b) a margin ranging from 0.4% to 0.9%, or (2) a Eurodollar rate equal to a periodic fixed rate equal to LIBOR plus, a margin ranging from 1.4% to 1.9%, in each case with a margin based on the Company’s leverage ratio.