Form 10-Q
period 2015-03-31
Easterly Government Properties, Inc.
filed 2015-05-14
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      To

Commission file number 001-36834

EASTERLY GOVERNMENT PROPERTIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-2047728
(State of Incorporation)	(IRS Employer Identification No.)

2101 L Street NW, Suite 750, Washington, D.C.	20037
(Address of Principal Executive Offices)	(Zip Code)

(202) 595-9500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At May 12, 2015, the registrant had 24,168,379 shares of common stock, par value $0.01 per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Real estate properties, net	$627,608	$—
Real estate investments, at fair value	—	267,683
Cash and cash equivalents	11,922	31,437
Restricted cash	1,585	—
Deposits on acquisitions	20,167	—
Rents receivable	5,337	—
Accounts receivable	3,228	—
Deferred financing, net	3,281	—
Intangible assets, net	105,856	—
Prepaid expenses and other assets	1,148	1,385

Total assets	$780,132	$300,505

Liabilities
Revolving credit facility	30,917	—
Mortgage notes payable	69,981	—
Intangible liabilities, net	35,841	—
Accounts payable and accrued liabilities	5,979	3,321

Total liabilities	142,718	3,321

Equity
Common stock, par value $0.01, 200,000,000 and 100,000 shares authorized, 24,168,379 and 1,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	241	—
Additional paid-in capital	390,786	1
Retained (deficit)	(2,885)	—
Members’ capital	—	13,336
Non-controlling interest	—	283,847
Non-controlling interest in operating partnership	249,272	—

Total equity	637,414	297,184

Total liabilities and equity	$780,132	$300,505

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except per share amounts)

	Three months ended March 31,
	2015	2014
Revenues
Rental income	$9,304	$—
Tenant reimbursements	776	—
Other income	11	—
Income from real estate investments	—	1,116

Total revenues	10,091	1,116

Operating Expenses
Property operating	1,730	—
Real estate taxes	959	—
Depreciation and amortization	4,900	—
Acquisition costs	1,440	—
Formation expenses	1,594	—
Corporate general and administrative	1,572	916
Fund general and administrative	75	259

Total expenses	12,270	1,175

Operating (loss) income	(2,179)	(59)

Other (expenses) / income
Interest expense, net	(700)	—
Net unrealized (loss) gain on investments	(5,122)	7,480

Net (loss) income	(8,001)	7,421

Non-controlling interest in predecessor	—	901
Non-controlling interest in operating partnership	(5,116)	—

Net (loss) income available to Easterly Government Properties, Inc.	$(2,885)	$6,520

Net (loss) income available to Easterly Government Properties, Inc. per share:
Basic	$(0.22)	—
Diluted	$(0.22)	—

Weighted- average common shares outstanding
Basic	13,144,277	—
Diluted	13,144,277	—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net (loss) income	$(8,001)	$7,421
Adjustments to reconcile net (loss) income to net cash (used in) operating activities
Depreciation and amortization	4,212	—
Amortization of deferred financing costs	116
Purchase of investments	—	(30,316)
Deposits for potential new investments	—	668
Contributions to investments	(257)	(748)
Distributions from investments	—	1,366
Net unrealized gain (loss) on investments	5,122	(7,480)
Other	55	184
Net change in:
Rents receivable	(3,858)	—
Accounts receivable	(640)	—
Prepaid expenses and other assets	(417)	636
Accounts payable and accrued liabilities	2,297	(35)

Net cash (used in) operating activities	(1,371)	(28,304)

Cash flows from investing activities
Deposits on acquisitions	(20,167)	—
Cash assumed in formation	6,187	—
Additions to real estate property	(26)	—
Restricted cash	53	—

Net cash (used in) investing activities	(13,953)	—

Cash flows from financing activities
Payment of deferred financing costs	(3,379)	—
Issuance of common shares	193,545	—
Repurchase of initial shares	(1)	—
Proceeds from private placement	75,638	—
Credit facility draws, net	30,917	—
Repayments of mortgage payable	(334)	—
Debt payoff	(293,381)	—
Contributions	—	30,325
Distributions	(5,441)	(3,186)
Payment of offering costs	(1,755)	—

Net cash provided by (used in) financing activities	(4,191)	27,139

Net decrease in cash and cash equivalents	(19,515)	(1,165)

Cash and cash equivalents, beginning of period	31,437	3,363

Cash and cash equivalents, end of period	11,922	2,198

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows (amounts in thousands):

	Three months ended March 31,
	2015	2014
Cash paid for interest, net	$569	$—
Supplemental disclosure of non- cash information
Additions to real estate property	7	—
Easterly properties, debt and net assets contributed for shares and OPUs	260,687	—
Western Devcon properties and debt contributed for OPUs	86,397	—
Deferred offering accrued, not paid	207	—
Deferred financing accrued, not paid	18	—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements

1. Organization and Basis of Presentation

Easterly Government Properties, Inc. (which may be referred to in these financial statements as the “Company,” “we,” “us,” or “our”) is a Maryland corporation that intends to qualify as a real estate investment trust (a “REIT”) under the Internal Revenue Code (the “Code”) commencing with its taxable period ending on December 31, 2015. The operations of the Company are carried on primarily through Easterly Government Properties LP (the “Operating Partnership”) and the wholly owned subsidiaries of the Operating Partnership.

We are an internally managed REIT, focused primarily on the acquisition, development, and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate substantially all of our revenue by leasing our properties to such agencies through the U.S. General Services Administration (the “GSA”). Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation.

As of March 31, 2015, we wholly owned 29 properties in the United States, including 26 properties that were leased primarily to U.S. Government tenant agencies and three properties that were entirely leased to private tenants, encompassing approximately 2.1 million square feet in the aggregate. We focus on acquiring, developing, and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

We were incorporated in Maryland as a corporation on October 9, 2014 and did not have any meaningful operations until the completion of the formation transactions and our initial public offering on February 11, 2015 (the “IPO”). On February 11, 2015, we completed an initial public offering of 13.8 million shares of our common stock at a price to the public of $15.00 per share, including 1.8 million shares sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, resulting in gross proceeds of $207.0 million. The aggregate net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses payable by the Company, was approximately $191.6 million. The Company contributed the net proceeds from the IPO to the Operating Partnership in exchange for common units representing limited partnership interests in the Operating Partnership (“common units”).

In connection with the IPO, we engaged in certain formation transactions (the “formation transactions”) pursuant to which our operating partnership acquired (i) 15 properties previously owned by the Easterly Funds (as defined below) in exchange for 3,308,000 shares of common stock and 8,635,714 common units (ii) 14 properties previously owned by Western Devcon, Inc., a private real estate company and a series of related entities beneficially owned by Michael P. Ibe (collectively, “ Western Devcon”), in exchange for 5,759,819 common units and (iii) all of the ownership interests in the management entities (as defined below) in exchange for 1,135,406 common units.

Concurrent with the IPO, the Company sold an aggregate of 7,033,712 shares of its common stock to the Easterly Funds in a private placement at a price per share of $15.00 without payment of any underwriting fees, discounts or commissions.

Our predecessor (the “Predecessor”) means Easterly Partners, LLC and its consolidated subsidiaries, including (i) all entities or interests in U.S. Government Properties Income and Growth Fund L.P., U.S. Government Properties Income and Growth Fund REIT, Inc. and the related feeder and subsidiary entities (collectively, “Easterly Fund I,”) (ii) all entities or interests in U.S. Government Properties Income and Growth Fund II, LP, USGP II REIT LP, USGP II (Parallel) Fund, LP and their related feeders and subsidiary entities (collectively, “Easterly Fund II” and, together with Easterly Fund I, the “Easterly Funds”) and (iii) the entities that manage the Easterly Funds, (the “management entities”).

All of the Company’s assets and its operations are primarily conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned 60.9% of the Operating Partnership’s common units at March 31, 2015 and the remaining 39.1% was owned by the Easterly Funds and certain members of management.

Principle of Combination and Consolidation

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, including Easterly Government Properties TRS, LLC and Easterly Government Services, LLC, and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Upon completion of the IPO and the related formation transactions, the Company succeeded to the operations of the Predecessor. Prior to the IPO, the Predecessor was under the control of Darrell W. Crate, the Chairman of our Board of Directors.

These financial statements reflect the consolidated equity ownership structure of the Company as if the IPO and formation transactions related to the Easterly Funds and management entities had been completed as of January 1, 2014. The formation transactions related to the Easterly Funds and the management entities were accounted for at carryover basis due to the existence of common control.

Prior to the IPO, the Easterly Funds, as controlled by the Predecessor, qualified as investment companies pursuant to ASC 946 Financial Services – Investment Companies and, as a result, the Predecessor’s consolidated financial statements accounted for the Easterly Funds using specialized investment company accounting based on fair value. Subsequent to the IPO, as the properties contributed to us from the Easterly Funds are no longer held by funds that qualify for investment company accounting, we made a shift, in accordance with GAAP to account for the properties contributed by the Easterly Funds using historical cost accounting instead of investment company accounting, resulting in a significant change in the presentation of our consolidated financial statements following the formation transactions. The contribution of the Western Devcon properties in the formation transactions has been accounted for as a business combination using the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution.

Due to the timing of the IPO and the formation transactions, the Company’s financial condition as of December 31, 2014 reflects the financial condition of the Company and the Predecessor and the results of operations for the three months ended March 31, 2014 reflect the financial condition and results of operations of the Predecessor. The Company’s financial condition and results of operations for the three months ended March 31, 2015 reflect the financial condition and results of operations of the Predecessor combined with the Company for the period prior to February 11, 2015, and the Company’s consolidated results for the period from February 11, 2015 through March 31, 2015.

Interim Financial Information

The information in the Company’s combined consolidated financial statements for the three months ended March 31, 2015 and 2014 and at December 31, 2014 is unaudited. All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying financial statements for the three months ended March 31, 2015 and 2014 and at December 31, 2014 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the combined consolidated financial statements contained in the Company’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014 and the notes thereto and the final prospectus relating to the IPO, dated February 5, 2015, both of which the Company filed with the Securities and Exchange Commission (the “SEC”). Operating results for the three months ended March 31, 2015 and 2014 are not necessarily indicative of actual operating results for the entire year.

2. Summary of Significant Accounting Policies

The accompanying unaudited interim combined consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In light of the significant differences that exist between our basis of accounting subsequent to the IPO (historical cost accounting) and the pre-IPO basis of accounting (investment company accounting), we present the significant accounting policies for both periods below.

a) Significant Accounting Policies for the Company post-IPO

Real Estate Properties

Real estate properties comprise all tangible assets we hold for rent. Real property is recognized at cost less accumulated depreciation. Betterments, major renovations and certain costs directly related to the improvement of real properties are capitalized. Maintenance and repair expenses are charged to expense as incurred.

When we acquire properties, we allocate the purchase price to numerous tangible and intangible components. Our process for determining the allocation to these components requires many estimates and assumptions, including the following: (1) determination of market rental rates; (2) estimation of leasing and tenant improvement costs associated with the remaining term of acquired leases; (3) assumptions used in determining the in-place lease and if-vacant value including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs; (4) renewal probabilities; and (5) allocation of the if-vacant value between land and building. A change in any of the above key assumptions can materially change not only the presentation of acquired properties in our consolidated financial statements but also our reported results of operations. The allocation to different components affects the following:

•	the amount of the purchase price allocated among different categories of assets and liabilities on our consolidated balance sheets; and the amount of costs assigned to individual properties in multiple property acquisitions;

•	where the amortization of the components appear over time in our consolidated statements of operations. Allocations to above- and below-market leases are amortized into rental revenue, whereas allocations to most of the other tangible and intangible assets are amortized into depreciation and amortization expense. As a REIT, this is important to us since much of the investment community evaluates our operating performance using non-GAAP measures such as funds from operations, the computation of which includes rental revenue but does not include depreciation and amortization expense; and

•	the timing over which the items are recognized as revenue or expense in our consolidated statements of operations. For example, for allocations to the as-if vacant value, the land portion is not depreciated and the building portion is depreciated over a longer period of time than the other components (generally 40 years). Allocations to above- and below-market leases and in-place lease value are amortized over significantly shorter timeframes, and if individual tenants’ leases are terminated early, any unamortized amounts remaining associated with those tenants are written off upon termination. These differences in timing can materially affect our reported results of operations.

Tenant improvements are capitalized in real property when we own the improvement. When we are required to provide improvements under the terms of a lease, we need to determine whether the improvements constitute landlord assets or tenant assets. If the improvements are considered landlord assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements over the shorter of the useful life of the assets or the term of the lease and recognize any payments from the tenant as rental revenue over the term of the lease. If the improvements are considered tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are landlord assets or tenant assets also may affect when we commence revenue recognition in connection with a lease. In determining whether improvements constitute landlord or tenant assets, we consider numerous factors that may require subjective or complex judgments, including: whether the improvements are unique to the tenant or reusable by other tenants; whether the tenant is permitted to alter or remove the improvements without our consent or without compensating us for any lost fair value; whether the ownership of the improvements remains with us or remains with the tenant at the end of the lease term; and whether the economic substance of the lease terms is properly reflected.

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

We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. We determine the amount of any impairment loss by comparing the historical carrying value to estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our long lived assets. If we change our estimate of the remaining lives, we allocate the carrying value of the affected assets over their revised remaining lives.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments that mature three months or less from when they are purchased. Cash equivalents are reported at cost, which approximates fair value. We maintain our cash in bank accounts in amounts that may exceed Federally insured limits at times. We have not experienced any losses in these accounts and believe that we are not exposed to significant credit risk because our accounts are deposited with major financial institutions.

Restricted Cash

Restricted cash consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements.

Deferred Financing Costs

Deferred financing fees include issuance costs related to borrowings and we amortize those costs over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the books upon maturity or repayment of the underlying debt. As of March 31, 2015, we recognized $3.4 million in deferred financing costs and $0.1 million in accumulated amortization associated with entering into a $400.0 million senior unsecured revolving credit facility upon completion of the IPO.

Non-Controlling Interests

Non-controlling interests relate to the common units of the Operating Partnership not owned by the Company. Common units of the Operating Partnership are owned by the limited partners who contributed properties and other assets to the Operating Partnership in exchange for common units. The Company contributed the net proceeds from the IPO to the Operating Partnership in exchange for common units of limited partnership interests in the Operating Partnership. Fifteen months after the IPO, limited partners of the Operating Partnership, other than the Company, will have the right to require the Operating Partnership to redeem part or all of their common units for cash, based upon the value of an equivalent number of shares of the Company’s common stock at the time of the election to redeem, or, at the Company’s election, shares of the Company’s common stock on a one-for-one basis. Unitholders receive a distribution per unit equivalent to the dividend per share of the Company’s common stock. Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

Revenue Recognition

Rental income includes base rents paid by each tenant in accordance with its lease agreement conditions. We recognize rental income on a straight-line basis over the lease term of the respective leases. For acquisitions of existing buildings, we recognize rental income from leases already in place coincident with the date of property closing. Lease incentives are recorded as a deferred asset and amortized as a reduction of revenue on a straight-line basis over the respective lease term. Tenant reimbursement income (scheduled rent increases based on increases in real estate taxes, operating expenses and utility usage) is recognized by us in the consolidated statements of operations when earned and when their amounts can be reasonably estimated. Above- and below-market leases are amortized into rental revenue over the terms of the respective leases.

Income Taxes

We intend to elect and to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute to our stockholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, and on taxable income that we do not distribute to our stockholders. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a management business) through Taxable REIT Subsidiaries (“TRSs”) and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. For the period ending March 31, 2015, we did not incur any material tax liability associated with any of the above.

We do not anticipate any potential expense related to uncertain tax positions as we closely monitor our REIT compliance, do not have any prohibited transactions related to property sales, and neither the states in which we operate nor our foreign investors subject us to withholding tax requirements.

Stock Based Compensation

Prior to the completion of the IPO, our Board of Directors adopted, and our sole stockholder approved, our 2015 Equity Incentive Plan, under which we may grant future cash and equity incentive awards to our executive officers, non-employee directors and eligible employees. See Note 6 (Equity) for further information. The shares issued to officers, employees, and non-employee directors vest over a period of time as determined by the Board of Directors at the date of grant. The Company recognizes compensation expense for non-vested shares granted to officers, employees and non-employee directors on a straight-line basis over the requisite service period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.

Earnings Per Share of Common Stock Amount

Basic earnings per share is calculated by dividing net income available to Easterly Government Properties Inc. by the weighted-average number of shares of common stock outstanding during the period, excluding the weighted average number of unvested restricted shares. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period plus other potentially dilutive securities such as stock grants or shares that would be issued in the event that common units of the Operating Partnership are redeemed for shares of common stock of the Company. No adjustment is made for shares that are anti-dilutive during a period.

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

Application of new accounting standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the presentation of debt issuance costs. The guidance requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The amortization of these costs will remain under the interest method and will continue to be reported as interest expense. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We have not yet determined the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In February 2015, the FASB issued guidance modifying the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance does not change the general order in which the consolidation models are applied. A reporting entity that holds an economic interest in, or is otherwise involved with, another legal entity first determines if the variable interest entity model applies, and if so, whether it holds a controlling financial interest under that model. If the entity being evaluated for consolidation is not a variable interest entity, then the voting model should be applied to determine whether the entity should be consolidated by the reporting entity. Key changes to the guidance include, though are not limited to; (i.) limiting the extent to which related party interests are included in the other economic interest criterion to the decision maker’s effective interest holding, (ii.) requiring limited partners of a limited partnership, or the members of a limited liability company that is similar to a limited partnership, to have, at minimum, kick-out or participating rights to demonstrate that the partnership is a voting entity, (iii.) changing the evaluation of whether the equity holders at risk lack decision making rights when decision making is outsourced and (iv.) changing how the economics test is performed. The guidance does not amend the existing disclosure requirements for variable interest entities or voting model entities. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We have not yet determined the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

b) Significant Accounting Policies of the Company pre-IPO

Real Estate Investments

Real estate investments represent investments in real estate entities that own real estate assets and are stated at the fair value of the net equity interest in the real estate investments as discussed below. Subsequent changes in fair value are recorded as unrealized gains or losses. Upon the disposition of a real estate investment, realized gains and losses are determined by deducting the proceeds received by the Predecessor from the basis of the real estate investment; any previously unrealized gains and losses are reversed.

Distributions from real estate entities are recorded as dividend income when received to the extent distributed from the estimated taxable earnings and profits of the underlying investment vehicle and as a return of capital to the extent not in excess of that amount.

Under investment company accounting, the statements of operations reflect the change in fair value of the real estate investments of the Easterly Funds, prior to the IPO, whether realized or unrealized.

Fair Value of Investments

The fair value of the real estate investments is determined using a fair value hierarchy. The fair value hierarchy is based on the observability of inputs used to measure fair value and requires additional disclosure regarding the fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date (exit price). The fair value of an asset or a liability disregards transaction costs and assumes the asset or liability’s highest and best use. As the investments are in entities that invest in real estate, the estimated values are based on the underlying assets, liabilities, and cash flows of the related properties. The three levels of the fair value hierarchy are described below:

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

Level 3	Valuation is based upon prices or valuation techniques that require assumptions not observable in the market which are significant to the overall fair value measurement. These unobservable inputs reflect the Predecessor’s own estimates about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Valuation techniques include the use of discounted cash flow models, and similar techniques.

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

Prior to the IPO, all of the partners invested in the Easterly Funds represented a non-controlling interest. In addition, prior to the IPO, a third-party member had invested in Federal Properties, GP, LLC, an entity included within the Predecessor, which also represented a non-controlling interest.

3. Real Estate and Intangibles

Formation transactions

The contribution of the investments of the Easterly Funds to the Operating Partnership pursuant to the formation transactions is accounted for as transactions among entities under common control. As a result, the fair value of the real estate investments at the time of the formation transactions was deemed the initial cost. Such fair value was allocated to the underlying real estate properties, related intangible assets and liabilities and mortgage debt ascribed to the properties. Refer to Note 5 (Fair Value Measurements) for additional discussion on fair value. Prior to the IPO on February 11, 2015, the Easterly Funds qualified as investment companies pursuant to ASC 946 Financial Services – Investment Companies and, as a result, the Predecessor’s consolidated financial statements accounted for the Easterly Funds using investment company accounting based on fair value. Subsequent to the IPO, as the properties contributed to us from the Easterly Funds are no longer held by funds that qualify for investment company accounting, we made a shift, in accordance with GAAP to account for the properties contributed by the Easterly Funds using historical cost accounting instead of investment company accounting, resulting in a significant change in the presentation of our consolidated financial statements following the formation transactions.

As part of the formation transactions, Western Devcon entered into a contribution agreement with us and the Operating Partnership pursuant to which it contributed its 100% interest in each of 14 properties to the Operating Partnership upon completion of the IPO. In exchange for its contribution, Western Devcon received 5,759,819 common units in the Operating Partnership valued at the time of the IPO at $86.4 million. This contribution has been accounted for as a business combination using purchase accounting. The total estimated purchase price, equal to the aggregate value of the Operating Partnership’s common units, was allocated to the net tangible assets and intangible assets based on their estimated fair values as of the completion of the acquisition of the Western Devcon properties.

As part of the formation transactions, we acquired the following properties, as set forth in the table below:

Property	Location	Property Type	Rentable Square Feet
Easterly Portfolio
IRS - Fresno	Fresno, CA	Office	180,481
PTO - Arlington	Arlington, VA	Office	189,871
FBI - San Antonio	San Antonio, TX	Office	148,584
FBI - Omaha	Omaha, NE	Office	112,196
ICE - Charleston	North Charleston, SC	Office	86,733
DOT - Lakewood	Lakewood, CO	Office	122,225
USFS II - Albuquerque	Albuquerque, TX	Office	98,720
USFS I - Albuquerque	Albuquerque, TX	Office	92,455
AOC - Del Rio	Del Rio, TX	Courthouse/Office	89,880
DEA - Dallas	Dallas, TX	Office	71,827
DEA - Albany	Albany, NY	Office	31,976
FBI - Little Rock	Little Rock, AR	Office	101,977
CBP - Sunburst	Sunburst, MT	Office	33,000
USCG - Martinsburg	Martinsburg, WV	Office	59,547
MEPCOM - Jacksonville	Jacksonville, FL	Office	30,000

		Total	1,449,472

Western Devcon
CBP - Savannah	Savannah, GA	Laboratory	35,000
AOC - El Centro	El Centro, CA	Courthouse/Office	46,813
DEA - Vista	Vista, CA	Laboratory	54,119
DEA - Santa Ana	Santa Ana, CA	Office	39,905
CBP - Chula Vista	Chula Vista, CA	Office	59,397
DEA - North Highlands	Sacramento, CA	Office	37,975
DEA - Otay	San Diego, CA	Office	32,560
DEA - Riverside	Riverside, CA	Office	34,354
SSA - Mission Viegjo	Mission Viejo, CA	Office	11,590
SSA - San Diego	San Diego, CA	Office	11,743
DEA - San Diego	San Diego, CA	Warehouse	16,100
2650 SW 145th Avenue - Parbel of Florida	Miramar, FL	Warehouse/Distribution	81,721
5998 Osceola Court - United Technologies	Midland, GA	Manufacturing Warehouse	105,641
501 East Hunter Street - Lummus Corporation	Lubbock, TX	Distribution	70,078

		Total	636,996

The fair values of the assets acquired and liabilities assumed upon completion of the formation transactions are as follows (dollars in thousands):

	Easterly Portfolio	Western Devcon, Inc.	Total
Real Estate
Land	$43,681	$35,573	$79,254
Building	411,472	107,424	518,896
Acquired tenant improvements	27,441	4,388	31,829

Total Real Estate	482,594	147,385	629,979

Intangibles
In-place leases	61,218	21,308	82,526
Acquired leasing commissions	11,257	4,350	15,607
Above market leases	2,644	7,763	10,407

Total Intangibles	75,119	33,421	108,540

Deferred Market Liabilities
Below market leases	(34,383)	(2,322)	(36,705)

Total Deferred Market Liabilities	(34,383)	(2,322)	(36,705)

Debt Assumed	(271,622)	(92,087)	(363,709)
Net Current Assets Transferred	8,979	—	8,979

Net assets acquired	$260,687	$86,397	$347,084

The fair value of the assets acquired and liabilities assumed in 2015 are preliminary as we continue to finalize their acquisition date fair value determination.

The intangible assets and liabilities recognized in our formation transactions have an aggregate weighted average amortization period of 7.51 years as of March 31, 2015.

For the period of February 11, 2015 to March 31, 2015, we included $10.1 million of revenues, and $2.2 million of net income, respectively, in our consolidated statement of operations related to the properties contributed or acquired as part of the formation transactions. During the three months ended March 31, 2015, we incurred $1.4 million of acquisition-related costs associated with the contribution of Western Devcon assets and $1.6 million in formation expenses, which include costs associated with the contribution of the investments of the Easterly Funds.

Pro Forma Financial Information

The unaudited pro forma financial information set forth below presents results for the three months ended March 31, 2015 and March 31, 2014 as if the formation transactions had occurred on January 1, 2014. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results future operating results (dollars in thousands):

	For the three months ended
	March 31,
Proforma (unaudited)	2015	2014
Total rental revenue	$18,536	$18,536
Net income (loss)	1,127	(1,907)

Real estate and intangibles consisted of the following as of March 31, 2015 (dollars in thousands):

Total
Real Estate
Land	$79,254
Building	518,929
Acquired tenant improvements	31,829
Accumulated amortization	(2,404)

Total Real Estate	627,608

Intangibles
In-place leases	82,526
Acquired leasing commissions	15,607
Above market leases	10,407
Accumulated amortization	(2,684)

Total Intangibles	105,856

Intangible Liabilities
Below market leases	(36,705)
Accumulated amortization	864

Total Intangible Liabilities	(35,841)

The net projected amortization of total intangible assets and intangible liabilities as of March 31, 2015 are as follows (dollars in thousands):

Intangible assets
2015	$14,664
2016	18,866
2017	17,731
2018	14,404
2019	9,633
Thereafter	30,558

$105,856

Intangible liabilities
2015	$(4,723)
2016	(6,163)
2017	(5,966)
2018	(5,601)
2019	(3,856)
Thereafter	(9,532)

$(35,841)

4. Debt

At March 31, 2015, our borrowings consisted of the following (dollars in thousands):

Senior unsecured revolving credit facility	$30,917
Mortgage debt	69,981

Total	100,898

a.	Senior Unsecured Revolving Credit Facility

        Upon the completion of the IPO on February 11, 2015 we entered into a $400.0 million senior unsecured revolving credit facility with Raymond James Bank, N.A. and Royal Bank of Canada, as co-syndication agents and Citigroup Capital Markets Inc, Raymond James Bank, N.A. and Royal Bank of Canada, as joint lead arrangers and joint book running managers. This credit facility has an accordion feature that provides us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million, for a total facility size of not more than $650.0 million. We intend to use the senior unsecured revolving credit facility to repay indebtedness, fund acquisitions, development and redevelopment opportunities, capital expenditures and the costs of securing new and renewal leases and provide working capital.

The Operating Partnership is the borrower under the senior unsecured revolving credit facility and we and certain of our subsidiaries that directly own certain of our properties are guarantors under the credit facility. The senior unsecured revolving credit facility will terminate in four years. In addition, there will be two extension options for the senior unsecured revolving credit facility and each extension option will allow us to extend the senior unsecured revolving credit facility for an additional six months, in each case if certain conditions are satisfied.

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

Our senior unsecured revolving credit facility also contains certain customary financial covenants, as follows: (i) the maximum ratio of consolidated total indebtedness to total asset value (each as defined in the agreement) may not exceed 60.0% on any date, provided that the maximum ratio may be increased to 65.0% for the two consecutive quarters following the date on which a material acquisition (as defined in the agreement) occurs, (ii) the maximum ratio of consolidated secured indebtedness (as defined in the agreement) to total asset value may not exceed 40.0% on any date, (iii) the maximum ratio of consolidated secured recourse indebtedness (as defined in the agreement) to total asset value may not exceed 15% on any date, (iv) the minimum consolidated tangible net worth (as defined in the agreement) may not, on any date, be less than the sum of an amount equal to 75.0% of our consolidated tangible net worth as of the closing date of the facility plus an amount equal to 75.0% of the aggregate net cash proceeds received by us from any offering of our capital stock after the closing date of the facility, (v) the minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges (each as defined in the agreement) may not be less than 1.50 to 1.00 on any date, (vi) the maximum ratio of consolidated unsecured indebtedness to unencumbered asset value (each as defined in the agreement) may not exceed 60% as of any date and (vii) the minimum ratio of adjusted consolidated net operating income from unencumbered assets (as defined in the agreement) to interest payable on unsecured debt (as determined in accordance with the agreement) shall not be less than 1.75 to 1.00 on any date. Additionally, under the revolving credit facility, our distributions may not exceed the greater of (i) 95.0% of our FFO or (ii) the amount required for us to maintain our status as a REIT and avoid the payment of federal or state income or excise tax.

Our senior unsecured revolving credit facility also includes customary limits on the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, redevelopment and development assets (as defined in the agreement), loans, advances or extensions of credit and investments in mixed used assets and require that we obtain consent for mergers in which the company is not the surviving entity. These financial and restrictive covenants may limit the investments we may make and our ability to make distributions. As of March 31, 2015, we were in compliance with all financial and restrictive covenants under our senior unsecured revolving credit facility.

During the first quarter of 2015, we borrowed a total of $55.4 million under the senior unsecured revolving credit facility, of which $35.4 million was drawn upon entering into the senior unsecured revolving credit facility. We repaid $24.5 million of the outstanding balance with proceeds from the underwriter’s exercise of their overallotment option at the time of IPO. We also drew $20.0 million in anticipation of the purchase of a property in Lakewood, Colorado which is recorded within deposits on acquisitions at March 31, 2015. For the three months ended March 31, 2015, our weighted average borrowings under the unsecured revolving credit facility was $19.5 million, with a weighted average interest rate of 1.58% for the three months ended March 31, 2015. At March 31, 2015, outstanding borrowings under the senior unsecured revolving credit facility were $30.9 million with a weighted average interest rate of 1.58%. At March 31, 2015, LIBOR was 0.17% and the applicable spread on our senior unsecured revolving credit facility was 140 basis points.

b.	Mortgage Debt

As part of the formation transaction, we completed the repayment or defeasance of, and full satisfaction of our obligations with respect to, $293.4 million of secured nonrecourse mortgage loans.

The fair value of our mortgage debt was determined at the date of the formation transactions by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the date of the IPO. At March 31, 2015, the carrying amount approximated the estimated fair value of the Company’s debt instruments net of any amortization of the notes premium or discount. The table below provides a summary of our mortgage debt at March 31, 2015 (dollars in thousands):

Property	Fixed/Floating	Contractual Interest Rate	Effective Interest Rate	Maturity Date	Principal Balance	Premium/Discount	Carrying Value
CBP- Savannah	Fixed	3.40%	4.12%	July 2033	$16,070	(907)	$15,163
ICE - Charleston	Fixed	4.21%	3.93%	January 2027	22,767	438	23,205
MEPCOM - Jacksonville	Fixed	4.41%	3.89%	October 2025	13,030	360	13,390
USFS II - Albuquerque	Fixed	4.46%	3.92%	July 2026	17,500	723	18,223

Total					$69,367	$614	$69,981

c.	Aggregate Debt Maturities

The Company’s aggregate debt maturities as of March 31, 2015 are as follows (dollars in thousands):

Total

2015	$1,828
2016	2,857
2017	2,977
2018	3,100
2019	34,146
Thereafter	55,376

100,284
Unamortized fair value adjustments	614

$100,898

5. Fair Value Measurements

The following table includes a roll-forward of the amounts investments classified within Level 3 for the quarter’s ended March 31, 2015 and March 31, 2014. The classification of an investment within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

(dollars in thousands)	March 31, 2015

Balance at January 1, 2015	$267,683
Purchase of investments	—
Contributions to investments	257
Distributions from investments	—
Net change in realized appreciation	—
Net change in unrealized (depreciation) appreciation	(5,122)
Sale of investments	(262,818)

Balance at February 11, 2015	$—

(dollars in thousands)	March 31, 2014
Balance at January 1, 2014	$173,099
Purchase of investments	30,316
Contributions to investments	748
Distributions from investments	(1,366)
Net change in unrealized appreciation (depreciation)	7,480

Balance at March 31, 2014	$210,277

6. Equity

The following table summarizes the changes in our stockholders equity for the three months ended March 31, 2015 (dollars in thousands):

	Shares	Common Shares Par Value	Additional Paid-in Capital	Retained (Deficit)	Non- controlling Interest in Operating Partnership	Predecessor Capital / (Deficit)	Non- controlling Interests	Total Equity
Balance at December 31, 2014	1,000	$—	$1	$—	$—	$13,336	$283,847	$297,184
Distributions		—	—	—	—	(9)	(5,432)	(5,441)
Exchange of members’ capital and non controlling interests for OP units and shares	3,308,000	33	67,312	—	194,530	(12,738)	(249,137)	—
Public offering	13,800,000	138	191,445	—	—	—	—	191,583
Proceeds of private placement	7,033,712	70	105,435	—	—	(589)	(29,278)	75,638
Contribution of Western Devcon Properties for OP units		—	—	—	86,397	—	—	86,397
Stock based compensation		—	55	—	—	—	—	55
Grant of unvested restricted stock	26,667	—	—	—	—	—	—	—
Buyback of common stock	(1,000)	—	(1)	—	—	—	—	(1)
Net loss		—	—	(2,885)	(5,116)	—	—	(8,001)
Allocation of NCI in OP		—	26,539	—	(26,539)	—	—	—

Balance at March 31, 2015	24,168,379	$241	$390,786	$(2,885)	$249,272	$—	$—	$637,414

On October 16, 2014, the Company issued 1,000 shares to its sole stockholder, Darrell Crate, for $1,000, which we repurchased upon the IPO.

On February 11, 2015, we completed an initial public offering of 13.8 million shares of our common stock at a price to the public of $15.00 per share, including 1.8 million shares sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, resulting in gross proceeds of $207.0 million. In connection with the IPO, we engaged in a series of formation transactions by which we acquired 15 properties previously owned by the Easterly Funds and the ownership interests in the management entities in exchange for 9,771,120 common units and 3,308,000 shares of common stock. Additionally, in connection with the IPO, Western Devcon contributed its interest in 14 properties to the Company in an exchange for 5,759,819 common units.

Concurrent with the IPO, the Company sold an aggregate of 7,033,712 shares of its common stock to the Easterly Funds in a private placement at a price per share of $15.00 without payment of any underwriting fees, discounts or commissions.

Prior to the completion of the IPO, our Board of Directors adopted, and our sole stockholder approved, our 2015 Equity Incentive Plan, under which we may grant future cash and equity incentive awards to our executive officers, non-employee directors and eligible employees in order to attract, motivate and retain the talent for which we compete. The 2015 Equity Incentive Plan permits us to make grants of options, stock appreciation rights, restricted stock units, restricted stock, dividend equivalent rights, cash-based awards, performance-based awards and other equity-based awards, including LTIP units, or any combination of the foregoing.

On February 10, 2015, we filed with the SEC a registration statement on Form S-8 covering the shares of our common stock issuable under the 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan is administered by the compensation committee of the Board of Directors. The 2015 Equity Incentive Plan permits the granting of both options to purchase shares of our common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. The option exercise price of each option will be determined by our compensation committee but may not be less than 100% of the fair market value of our common stock on the date of grant. The term of each option will be fixed by our compensation committee and may not exceed ten years from the grant date. Our compensation committee may also grant awards of restricted stock, restricted stock units, performance shares or cash-based awards under the 2015 Equity Incentive Plan that are intended to qualify as “performance based compensation” under Section 162(m) of the Code. Those awards would only vest or become payable upon the attainment of performance goals that are established by our compensation committee and related to established performance criteria. From and after the time that we become subject to Section 162(m) of the Code, the maximum award that is intended to qualify as “performance-based compensation” under Section 162(m) of the Code that may be made to any one employee during any one calendar year period is 2,273,959 shares of our common stock with respect to stock-based award and $5.0 million with respect to a cash based award.

The shares issued under the 2015 Equity Incentive Plan are authorized but unissued shares or shares that we reacquire. The shares of our common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Equity Incentive Plan are added back to the shares available for issuance under the 2015 Equity Incentive Plan.

We have reserved 2,273,959 shares of our common stock for issuance of awards under the 2015 Equity Incentive Plan, including 26,667 shares of restricted common stock issued to our non-employee directors at the completion of the IPO, which will vest upon the anniversary of the date of grant or the next annual stockholder meeting, as applicable. For the three months ended March 31, 2015, we recognized $0.1 million in compensation related to the award.

No additional shares or options were issued under the 2015 Equity Incentive Plan as of March 31, 2015. All shares of our common stock issued to the Easterly Funds as a part of the IPO, the formation transactions and the concurrent private placement will be eligible for future sale following the expiration of the 180-day lock-up period, and certain of such shares held by holders of shares of our common stock and holders of common units in our operating partnership (other than the Company and its affiliates) will have registration rights pursuant to registration rights agreements that we have entered into with those investors. When the restrictions under the lock-up arrangements expire or are waived, the related shares of common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock will be available for sale or resale, as the case may be.

7. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. The following table sets for the computation of the Company’s basic and diluted earnings per share of common stock for the three months ended March 31, 2015 (amounts in thousands, except per share amounts):

Three months ended
March 31, 2015
Numerator
Net (loss)	$(8,001)
Less: Non-controlling interest in predecessor	—
Less: Non-controlling interest in operating partnership	(5,116)

Net (loss) available to Easterly Government Properties, Inc.	$(2,885)

Denominator for basic EPS	13,144,277
Dilutive effect of share-based compensation awards	—

Denominator for basic and diluted EPS	13,144,277

Basic EPS	$(0.22)
Diluted EPS	$(0.22)

8. Commitments and Contingencies

a)	Operating Leases

Our rental properties are subject to generally non-cancelable operating leases generating future minimum contractual rent payments due from tenants, which as of March 31, 2015, are as follows (dollars in thousands):

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
Operating Leases
Minimum lease payments	$389,644	36,859	48,303	48,705	46,933	41,827	167,017

The Company’s consolidated properties were 100% occupied by 16 tenants at March 31, 2015. We billed $8.6 million in rental income and recorded a minimal straight-line adjustment for the three months ended March 31, 2015. We also recognized $0.7 million in rental income attributable to the amortization of our above and below market leases.

We lease 4,731 square feet of office space in Washington D.C. under an operating lease agreement that commenced February 2012 and expires in March 2016. Upon completion of the IPO, we became responsible for monthly rental payments. We also lease 5,752 square feet of office space in San Diego, CA under an operating lease that commenced February 2015 and expires in April 2017.

Rent expense incurred under the terms of the corporate office leases, was less than $0.1 million and $0.1 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Future minimum rental payments under the Company’s corporate office leases as of March 31, 2015 are summarized as follows (amounts in thousands):

	Payments due by period
	Total	2015	2016	2017	2018
Corporate office leases
Minimum lease payments	$506	273	189	44	—

b)	Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state, and local governments. The Company’s compliance with existing laws has not had a material adverse effect on its financial condition and results of operations, and the Company does not believe it will have a material adverse effect in the future. However, the Company cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on its current properties or on properties that the Company may acquire.

c)	Tax Protection Agreement

Concurrent with the completion of the IPO, we also entered into a tax protection agreement with Michael P. Ibe, a director and our Executive Vice President—Development and Acquisitions, under which we agreed to indemnify Mr. Ibe for any taxes incurred as a result of a taxable sale of the properties contributed by Western Devcon in the formation transactions for a period of eight years after the closing of the IPO and the formation transactions. We also agreed in the tax protection agreement with Mr. Ibe to use the “traditional method” of making allocations under Section 704(c) of the Code for the eight-year period.

9. Concentrations Risk

Concentrations of credit risk arise for the Company when multiple tenants of the Company are engaged in similar business activities, are located in the same geographic region or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk.

As stated in Note 1 above, the Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. For the three months ended March 31, 2015 (unaudited), the GSA and other federal agency accounted for approximately 96% of rental income and non-governmental tenants accounted for the remaining approximately 4%.

Eleven of our 29 properties are located in California, accounting for approximately 25% of our total rentable square feet and approximately 33% of our total annualized lease income as of March 31, 2015. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be negatively impacted.

10. Related Party

Upon completion of the IPO, we were responsible for reimbursing Easterly Capital $0.2 million for the three months ended March 31, 2015 for a portion of their rent and office expense at their Beverly, MA office and for the services of certain employees. Additionally, during the three months ended March 31, 2015, Western Devcon was responsible for reimbursing us $0.1 million for payroll expenses and interest and defeasance costs at closing that we paid on their behalf.

11. Subsequent Events

For its consolidated financial statements as of March 31, 2015, the Company evaluated subsequent events and noted the following significant events:

On January 23, 2015, the Predecessor entered into a purchase and sale agreement for the purchase of an 115,650 rentable square feet property located in Lakewood, Colorado for a purchase price of approximately $20.3 million. The building was constructed in 1999 and is 100% leased to the GSA and occupied by the U.S. Department of energy under a 15-year lease that expires in November 2029. On March 9, 2015, the right to acquire the property was assigned to the Operating Partnership. As of March 31, 2015, we had a $20.2 million deposit related to the acquisition of the property in deposits on acquisitions. On April 1, 2015, the Operating Partnership closed on the acquisition at a purchase price of $20.3 million.

On May 6, 2015, the Board of Directors declared a dividend for the first quarter of 2015 in the amount of $0.11 per common stock and per common unit of the Operating Partnership, outstanding to stockholders and common unitholders of record as of the close of business on May 18, 2015. Such dividends are to be paid on June 3, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution investors that forward-looking statements are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the factors included under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in the Company’s other public filings;

•	risks associated with our dependence on the U.S. Government and its agencies for substantially all of our revenues, including credit risk and risk that the U.S. Government reduces its spending on real estate or that it changes it preference away from leased properties;

•	risks associated with ownership and development of real estate;

•	decreased rental rates or increased vacancy rates;

•	loss of key personnel;

•	general volatility of the capital and credit markets and the market price of our common stock;

•	the risk we may lose one or more major tenants;

•	failure of acquisitions or development projects to yield anticipated results;

•	risks associated with actual or threatened terrorist attacks;

•	intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;

•	insufficient amounts of insurance or exposure to events that are either uninsured or underinsured;

•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;

•	exposure to liability relating to environmental and health and safety matters;

•	limited ability to dispose of assets because of the relative illiquidity of real estate investments and the nature of our assets;

•	exposure to litigation or other claims;

•	risks associated with breaches of our data security;

•	risks associated with our indebtedness;

•	failure to refinance current or future indebtedness on favorable terms, or at all;

•	failure to meet the restrictive covenants and requirements in our existing and new debt agreements;

•	fluctuations in interest rates and increased costs to refinance or issue new debt;

•	risks associated with derivatives or hedging activity; and

•	risks associated with mortgage debt or unsecured financing or the unavailability thereof, which could make it difficult to finance or refinance properties and could subject us to foreclosure.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014.

Overview

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

As of March 31, 2015, we wholly owned 29 properties in the United States, including 26 properties that were leased primarily to U.S. Government tenant agencies and three properties that were entirely leased to private tenants, encompassing approximately 2.1 million square feet in the aggregate. We focus on acquiring, developing and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

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

Our operating partnership, holds substantially all of our assets and conducts substantially all of our business. As of March 31, 2015, we owned approximately 60.9% of the aggregate operating partnership units in our operating partnership. We intend to elect to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015.

Properties

As of March 31, 2015, we wholly owned 29 properties, including 26 properties with approximately 1.8 million rentable square feet that were leased primarily to U.S. Government tenants and three properties with approximately 0.3 million rentable square feet that were entirely leased to private tenants. As of March 31, 2015, our properties were 100% leased with a weighted average annualized lease income per leased square foot of $32.84 and a weighted average age of approximately 10.4 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our properties as of March 31, 2015 is set forth in the table below:

Property Name	Location	Property Type	Tenant Lease Expiration Year (1)	Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S Government Leased
IRS - Fresno	Fresno, CA	Office	2018	180,481	$7,302,256	10.7%	$40.46
PTO - Arlington	Arlington, VA	Office	2019 / 2020(2)	189,871	6,459,956	9.4%	34.02
FBI - San Antonio	San Antonio, TX	Office	2021	148,584	4,916,736	7.2%	33.09
FBI - Omaha	Omaha, NE	Office	2024	112,196	4,713,631	6.9%	42.01
ICE - Charleston (3)	North Charleston, SC	Office	2019 /2027(4)	86,733	3,533,254	5.2%	40.74
DOT - Lakewood	Lakewood, CO	Office	2024	122,225	3,408,317	5.0%	27.89
AOC - El Centro (6)	El Centro, CA	Courthouse/ Office	2019	46,813	3,037,113	4.4%	64.88
DEA - Vista	Vista, CA	Laboratory	2020	54,119	2,752,688	4.0%	50.86
USFS II - Albuquerque	Albuquerque, NM	Office	2026(5)	98,720	2,683,241	3.9%	27.18
USFS I - Albuquerque	Albuquerque, NM	Office	2021(7)	92,455	2,585,443	3.8%	27.96
AOC - Del Rio (6)	Del Rio, TX	Courthouse/ Office	2024	89,880	2,548,061	3.7%	28.35
MEPCOM - Jacksonville	Jacksonville, FL	Office	2025	30,000	2,174,241	3.2%	72.47
FBI - Little Rock	Little Rock, AR	Office	2021	101,977	2,135,642	3.1%	20.94
CBP - Savannah	Savannah, GA	Laboratory	2033	35,000	2,108,796	3.1%	60.25
DEA - Santa Ana	Santa Ana, CA	Office	2024	39,905	2,095,058	3.0%	52.50
DEA - Dallas	Dallas, TX	Office	2021	71,827	1,776,508	2.6%	24.73
CBP - Chula Vista	Chula Vista,CA	Office	2018	59,397	1,776,501	2.6%	29.91
DEA - North Highlands	Sacramento, CA	Office	2017	37,975	1,710,652	2.5%	45.05
CBP - Sunburst	Sunburst, MT	Office	2028	33,000	1,568,287	2.3%	47.52
USCG - Martinsburg	Martinsburg, WV	Office	2027	59,547	1,565,333	2.3%	26.29
DEA - Albany	Albany, NY	Office	2025	31,976	1,353,477	2.0%	42.33
DEA - Riverside	Riverside, CA	Office	2017	34,354	1,273,436	1.8%	37.07
DEA - Otay (8)	San Diego, CA	Office	2017	32,560	1,264,313	1.8%	38.83
SSA - Mission Viejo	Mission Viejo, CA	Office	2020	11,590	529,257	0.8%	45.66
SSA - San Diego	San Diego, CA	Office	2015	11,743	441,348	0.6%	37.58
DEA - San Diego	San Diego, CA	Warehouse	2016	16,100	394,240	0.6%	24.49

Subtotal				1,829,028	$66,107,785	96.5%	$36.14

Privately Leased
2650 SW 145th Avenue - Parbel of Florida	Miramar, FL	Warehouse/ Distribution	2022(9)	81,721	1,473,430	2.1%	18.03
501 East Hunter Street - Lummus Corporation	Lubbock, TX	Warehouse/ Distribution	2028(10)	70,078	400,380	0.6%	5.71
5998 Osceola Court - United Technologies	Midland, GA	Manufacturing/ Warehouse	2023(11)	105,641	545,015	0.8%	5.16

Subtotal				257,440	$2,418,825	3.5%	$9.40

Total / Weighted Average				2,086,468	$68,526,610	100.0%	$32.84

(1)	The year of lease expiration does not include renewal options. All leases with renewal options are noted in the following footnotes to this table.
(2)	168,468 rentable square feet leased to the PTO will expire on March 31, 2019, and 21,403 rentable square feet leased to the PTO will expire on January 7, 2020.
(3)	This property is only partially leased to the U.S. Government. LifePoint, Inc. occupies 21,609 rentable square feet.
(4)	21,609 rentable square feet leased to LifePoint, Inc. will expire on September 30, 2019, and 65,124 rentable square feet leased to ICE will expire on January 31, 2027.
(5)	Lease contains one five-year renewal option.
(6)	A portion of this property is occupied by the U.S. Marshals Service to provide security and otherwise support the mission of the Administrative Office of the Courts. Because of the interrelated nature of the U.S. Marshals Service and the Administrative Office of the Courts, we have not separately addressed occupancy by the U.S. Marshals Service.
(7)	Lease contains one five-year renewal option.
(8)	ICE occupies 5,813 rentable square feet.
(9)	Lease contains three five-year renewal options.
(10)	Lease contains two five-year renewal options.
(11)	Lease contains three five-year renewal options.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. In recent years the GSA has increasingly entered into leases with “soft-term” periods. We believe that, from the GSA’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties (approximately 12.7 years), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of March 31, 2015.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage of Leases Expiring	Percent of Portfolio Square Footage of Leases Expiring	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot	Annualized Lease Income per Leased Square Foot at Expiration
Available	0	N/A	N/A	N/A	N/A	N/A	N/A
Signed leases not commenced	0	N/A	N/A	N/A	N/A	N/A	N/A
2015	1	11,743	0.6%	441,348	0.7%	37.58	37.58
2016	1	16,100	0.8%	394,239	0.6%	24.49	24.49
2017	3	104,889	5.0%	4,248,401	6.2%	40.50	40.50
2018	2	239,878	11.5%	9,078,757	13.2%	37.85	37.85
2019	3	236,890	11.3%	9,192,589	13.4%	38.81	38.81
2020	3	87,112	4.2%	4,041,630	5.9%	46.40	45.07
2021	4	414,843	19.9%	11,414,330	16.7%	27.51	28.22
2022	1	81,721	3.9%	1,473,430	2.2%	18.03	20.20
2023	1	105,641	5.0%	545,015	0.8%	5.16	5.26
2024	4	364,206	17.5%	12,765,066	18.6%	35.05	34.08
2025	2	61,976	3.0%	3,527,718	5.1%	56.92	36.44
Thereafter	6	361,469	17.3%	11,404,087	16.6%	31.55	36.44

Total / Weighted Average	31	2,086,468	100.0%	$68,526,610	100.0%	$32.84	$33.09

(1)	The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of March 31, 2015, 7 tenants occupying approximately 20.5% of our rentable square feet and contributing approximately 22.7% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires. In 2017 early termination rights become exercisable by other tenants who currently occupy an additional approximately 4.5% of our rentable square feet and contribute an additional 2.9% of our annualized lease income.

Recent Developments

Acquisition

On January 23, 2015, our predecessor entered into a purchase and sale agreement for the purchase of an 115,650 rentable square feet property located in Lakewood, Colorado for a purchase price of approximately $20.3 million. The building was constructed in 1999 and is 100% leased to the GSA and occupied by the U.S. Department of Energy under a 15-year lease that expires in November 2029. On March 9, 2015, the right to acquire the property was assigned to our operating partnership. As of March 31, 2015, we had a $20.2 million deposit related to the acquisition of the property in deposits on acquisitions. On April 1, 2015, our operating partnership closed on the acquisition at a purchase price of $20.3 million.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and March 31, 2014

Prior to the our initial public offering on February 11, 2015, the Easterly Funds, as controlled by our predecessor, qualified as investment companies pursuant to ASC 946 Financial Services – Investment Companies and, as a result, our predecessor’s consolidated financial statements accounted for the Easterly Funds using investment company accounting based on fair value. Subsequent to the initial public offering, as the properties contributed to us from the Easterly Funds are no longer held by funds that qualify for investment company accounting, we made a shift, in accordance with GAAP to account for the properties contributed by Easterly Funds and Western Devcon, Inc. using historical cost accounting instead of investment company accounting, resulting in a significant change in the presentation of our consolidated financial statements following the formation transactions. The contribution of the investments of the Easterly Funds controlled by our predecessor to our operating partnership pursuant to the Easterly formation transaction is accounted for as transactions among entities under common control.

The contribution of the Western Devcon properties in the formation transactions has been accounted for as a business combination using the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution.

The financial information analyzed below summarizes the combined results of operations for both Easterly (for the period subsequent to the initial public offering of February 11, 2015 through March 31, 2015) and our predecessor for the three months ended March 31, 2015 and 2014.

	For the Three months ended March 31,
	2015	2014	Variance
	(Amounts in thousands)
Revenues
Rental income	$9,304	$—	$9,304
Tenant reimbursements	776	—	776
Other income	11	—	11
Income from real estate investments	—	1,116	(1,116)

Total revenues	10,091	1,116	8,975

Operating Expenses
Property operating	1,730	—	1,730
Real estate taxes	959	—	959
Depreciation and amortization	4,900	—	4,900
Acquisition costs	1,440	—	1,440
Formation expenses	1,594	—	1,594
Corporate general and administrative	1,572	916	656
Fund general and administrative	75	259	(184)

Total expenses	12,270	1,175	11,095

Operating (loss)	(2,179)	(59)	(2,120)

Other (expenses) / income
Interest expense	(700)	—	(700)
Net unrealized (loss) gain on investments	(5,122)	7,480	(12,602)

Net (loss) income	$(8,001)	$7,421	$(15,422)

Revenues

Our rental income, tenant reimbursements, and other income for the three months ended March 31, 2015 represents income from the 29 properties contributed to us by the Easterly Funds and Western Devcon, Inc. on February 11, 2015. These properties were 100% leased as of March 31, 2015. We billed $8.6 million in rental income and recorded a minimal straight-line adjustment for the three months ended March 31, 2015. We also recognized $0.7 million of amortization associated with our above and below market leases within rental income for the three months ended March 31, 2015. Many of our tenants are also responsible for a portion of our operating expenses and real estate taxes. This is billed in accordance with each tenant’s lease. We recognized $0.8 million in tenant reimbursements for the three months ended March 31, 2015.

Income from real estate investments for the three months ended March 31, 2014 is attributable to distributions from real estate entities that are recorded as dividend income to the extent distributed from estimated taxable earnings and profits of the underlying investment vehicle and as a return of capital to the extent not in excess of estimated taxable earnings and profits.

Operating Expenses

Similar to rental income, our property operating expenses, real estate taxes, and depreciation and amortization recognized for the three months ended March 31, 2015, represents expenses incurred from the operations of the properties contributed to us in connection with the formation transactions. Depreciation and amortization includes approximately 1.5 months of depreciation and amortization on the rental property and associated intangible assets contributed to us by the Easterly Funds and Western Devcon on February 11, 2015.

The Company also incurred $1.4 million in acquisition costs associated with the properties contributed by Western Devcon in exchange for common units on February 11, 2015 and $1.6 million in formation costs, such as, organizational, legal, and other administrative costs associated with our initial public offering and the contribution of the properties from the Easterly Funds.

Corporate general and administrative costs increased $0.7 million for the year due to a significant increase in audit, legal, and other administrative expenses associated with the formation of the Company and an increase in compensation expense as a result of an increase in the number of employees. Fund general and administrative expenses decreased $0.2 million due to our predecessor’s recognition of three months of Fund general and administrative expenses for the three months ended March 31, 2014 compared to only approximately 1.5 months during the period ended March 31, 2015 for the period prior to the IPO.

Interest Expense

Interest expense for the three months ended March 31, 2015 represents the interest incurred on our mortgage debt encumbered on four of our properties and on our senior revolving credit facility. For the period ended March 31, 2015, we recorded $0.4 million and $0.2 million in interest expense related to our mortgage debt and senior revolving credit facility, respectively. The weighted average interest rate of the mortgage debt and the senior revolving credit facility was 4.12% and 1.58%, respectively for the three months ended March 31, 2015. In accordance with GAAP, we also recorded amortization of deferred financing fees associated with the senior revolving credit facility of $0.1 million to interest expense. The amount of amortization related to the premium and discount on our mortgage debt, which offset interest expense, was minimal.

Our predecessor accounted for property level debt through the fair value of their net equity interest in their real estate investments, and as such, mortgage debt was not recognized on our predecessor’s consolidated books.

Net Unrealized (Loss) Gain on Investments

The unrealized gain or loss on investments represents the change in fair value of our predecessor’s real estate investments. During the three months ended March 31, 2015 and prior to our initial public offering, our predecessor had recognized a net unrealized loss of $5.1 million attributable to an increase in the debt valuation to approximate the actual costs to pay-off debt using the proceeds received from the IPO and a portion of borrowings under the senior unsecured revolving credit facility. Our predecessor recognized a gain of $7.5 million for the three months ended March 31, 2014 primarily due to the appreciation related to the acquisition of two new investments during the year, FBI - Little Rock and PTO - Arlington.

Following our initial public offering, we will not have unrealized gains as the accounting for the properties contributed by the Easterly Funds from the property owning subsidiaries to us in connection with the formation transactions have changed from investment company accounting to historical cost accounting.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At March 31, 2015, we had approximately $11.9 million available in cash and cash equivalents and there was $369.1 million available under our senior unsecured revolving credit facility.

Our primary expected sources and uses and capital are as follows:

Sources

•	cash and cash equivalents;

•	operating cash flow;

•	available borrowings under our senior unsecured revolving credit facility;

•	secured loans collateralized by individual properties;

•	issuance of long-term debt;

•	issuance of equity; and

•	asset sales.

Uses

Short term:

•	redevelopments;

•	tenant improvements allowances and leasing costs;

•	recurring maintenance capital expenditures;

•	debt repayment requirements;

•	corporate and administrative costs; and

•	distribution payments.

Long term:

•	major redevelopment, renovation or expansion programs at individual properties;

•	development;

•	acquisitions; and

•	debt maturities.

Although we may be able to anticipate and plan for certain of our liquidity needs, unexpected increases in uses of cash that are beyond our control and which affect our financial condition and results of operations may arise, or our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or required. As of the date of this filing, there were no known commitments or events that would have a material impact on liquidity.

Initial Public Offering

        We completed our initial public offering on February 11, 2015, pursuant to which we registered and sold 13,800,000 shares of our common stock for an aggregate offering amount of $207.0 million. The net proceeds of our initial public offering were approximately $191.6 million after deducting underwriting discounts and commissions of approximately $13.5 million and estimated offering expenses of approximately $1.9 million. Citigroup Global Markets Inc., Raymond James & Associates, Inc. and RBC Capital Markets, LLC acted as joint book-running managers for our initial public offering and as representatives of the underwriters. Concurrently with the completion of our initial public offering, we sold an aggregate of 7,033,712 shares of our common stock to the Easterly Funds in a private placement at a price per share of $15.0 without payment of any underwriting fees, discounts or commissions. We received proceeds of approximately $105.5 million from the concurrent private placement. In connection with the formation transactions, each of the Easterly Funds and the owner of the management entities contributed their interests in their property-owning subsidiaries to our operating partnership in exchange for 3,308,000 shares of common stock and 9,771,120 common units of our operating partnership. Western Devcon contributed its interest in 14 properties to our operating partnership in exchange for 5,759,819 common units of our operating partnership.

We contributed the net proceeds from the offering and the concurrent private placement to our operating partnership in exchange for common units and our operating partnership used the net proceeds received from us and a portion of the borrowings under the senior unsecured revolving credit facility, described below, to repay approximately $293.4 million in outstanding indebtedness including applicable repayment costs, defeasance costs, settlement of interest rate swap liabilities and other costs and fees associated with such repayments and approximately $1.9 million related to our acquisition of Western Devcon. We intend to use any remaining net proceeds for general corporate purposes, including capital expenditures and potential future acquisition, development and redevelopment opportunities.

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

Our senior unsecured revolving credit facility also contains certain customary financial covenants, as follows: (i) the maximum ratio of consolidated total indebtedness to total asset value (each as defined in the agreement) may not exceed 60.0% on any date, provided that the maximum ratio may be increased to 65.0% for the two consecutive quarters following the date on which a material acquisition (as defined in the agreement) occurs, (ii) the maximum ratio of consolidated secured indebtedness (as defined in the agreement) to total asset value may not exceed 40.0% on any date, (iii) the maximum ratio of consolidated secured recourse indebtedness (as defined in the agreement) to total asset value may not exceed 15% on any date, (iv) the minimum consolidated tangible net worth (as defined in the agreement) may not, on any date, be less than the sum of an amount equal to 75.0% of our consolidated tangible net worth as of the closing date of the facility plus an amount equal to 75.0% of the aggregate net cash proceeds received by us from any offering of our capital stock after the closing date of the facility, (v) the minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges (each as defined in the agreement) may not be less than 1.50 to 1.00 on any date, (vi) the maximum ratio of consolidated unsecured indebtedness to unencumbered asset value (each as defined in the agreement) may not exceed 60% as of any date and (vii) the minimum ratio of adjusted consolidated net operating income from unencumbered assets (as defined in the agreement) to interest payable on unsecured debt (as determined in accordance with the agreement) shall not be less than 1.75 to 1.00 on any date. Additionally, under the senior unsecured revolving credit facility, our distributions may not exceed the greater of (i) 95.0% of our FFO or (ii) the amount required for us to maintain our status as a REIT and avoid the payment of federal or state income or excise tax.

Our senior unsecured revolving credit facility also includes customary limits on the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, redevelopment and development assets (as defined in the agreement), loans, advances or extensions of credit and investments in mixed used assets and require that we obtain consent for mergers in which the company is not the surviving entity. These financial and restrictive covenants may limit the investments we may make and our ability to make distributions. As of March 31, 2015, we were in compliance with all financial and restrictive covenants under our senior unsecured revolving credit facility.

During the first quarter of 2015, we borrowed a total of $55.4 million under our senior unsecured revolving credit facility, of which $35.4 million was drawn upon entering into the senior unsecured revolving credit facility. We repaid $24.5 million of the outstanding balance with proceeds from the underwriters’ exercise of their overallotment option at the time of IPO. We also drew $20.0 million in anticipation of the purchase of a property in Lakewood, Colorado.

Mortgage Debt

The table below presents our mortgage debt obligation at March 31, 2015 (dollars in thousands):

Property	Fixed/Floating	Contractual Interest Rate	Effective Interest Rate	Maturity Date	Principal Balance
CBP- Savannah	Fixed	3.40%	4.12%	July 2033	$16,070
ICE - Charleston	Fixed	4.21%	3.93%	January 2027	22,767
MEPCOM - Jacksonville	Fixed	4.41%	3.89%	October 2025	13,030
USFS II - Albuquerque	Fixed	4.46%	3.92%	July 2026	17,500

Total					$69,367

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2015 (amounts in thousands);

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter

Mortgage principal and interest	$93,728	3,947	5,587	5,587	5,586	5,586	67,435
Senior unsecured revolving credit facility interest	$6,309	1,225	1,633	1,633	1,633	185	—
Corporate office lease	$567	334	189	44	—	—	—

Dividend Policy

In order to qualify as a REIT, we are required to distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We anticipate distributing all of our taxable income. We expect to make quarterly distributions to our stockholders in a manner intended to satisfy this requirement. Prior to making any distributions for U.S. federal tax purposes or otherwise, we must first satisfy our operating and debt service obligations. It is possible that it would be necessary to utilize cash reserves, liquidate assets at unfavorable prices or incur additional indebtedness in order to make required distributions. It is also possible that the board of directors could decide to make required distributions in part by using shares of our common stock. On May 6, 2015, our board of directors declared a dividend for the first quarter of 2015 in the amount of $0.11 per common stock and per common unit of our operating partnership, outstanding to stockholders and common unit holders of record as of the close of business on May 18, 2015. Such dividends are to be paid on June 3, 2015.

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2015.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the operating expenses that are passed through to our tenants and by contractual rent increases. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flow

As noted above, following the completion of our initial public offering, our predecessor no longer uses investment company accounting to account for the assets contributed from the private real estate funds that our predecessor controlled. Instead, we now account for these assets using historical cost accounting. Moving from investment company accounting to historical cost accounting has resulted in a significant change in the classification of our cash flows. We indirectly own all of the assets of the Easterly Funds acquired in the formation transactions and we account for these assets using historical cost accounting. The classification of our cash flows following the formation transactions differs significantly from, and is not comparable with, the historical classification of our predecessor’s cash flows. For example, the purchase and sale of investments by the Easterly Funds historically was treated as an operating activity per investment company accounting and such purchases and sales were shown net of any related mortgage debt entered into upon acquisition or repaid upon sale. In addition, the net income for our predecessor historically reflected significant unrealized gains or losses relating to properties owned by these funds. Any unrealized gains or losses are reversed to arrive at net cash flow provided by or used in operating activities. Gains or losses arising from sales of properties owned by us directly or through our consolidated subsidiaries are only recognized by us when realized. Once historical cost accounting is applied, the acquisition of investments and the proceeds of sales are reflected in net cash provided by investing activities.

The following table sets forth a summary of cash flows for the three months ended March 31, 2015 and 2014:

	Three Months ended March 31,
	2015	2014
	(amounts in thousands)
Net cash (used in) provided by:
Operating activities	$(1,371)	$(28,304)
Investing activities	(13,953)	—
Financing activities	(4,191)	27,139

Operating Activities

Three months ended March 31, 2015 and March 31, 2014

The company used $1.4 million of cash for operating activities during the three months ended March 31, 2015 and $28.3 million during the three months ended March 31, 2014. Net cash used for operating activities for the three months ended March 31, 2015 included a $1.5 million increase in net cash from net income/(loss) offset by $2.6 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash from operating activities for the three months ended March 31, 2014 included $30.3 million for net real estate fund investments due to the purchase of two new investments, PTO—Arlington and FBI—Little Rock, offset by $1.3 million in distributions from investments. As noted above, activities such as these engaged in directly or through our consolidated subsidiaries will be reflected as investing activities following the formation transactions.

Investing Activities

Three months ended March 31, 2015 and March 31, 2014

The company used $14.0 million of cash for investing activities during the three months ended March 31, 2015. No cash was attributed to investing activities during the three months ended March 31, 2014. Net cash used for investing activities for the three months ended March 31, 2015 included $20.2 million in deposits on acquisitions related to the purchase of a property located in Lakewood, Colorado, offset by $6.2 million cash assumed in formation.

Financing Activities

Three months ended March 31, 2015 and March 31, 2014

The company generated $4.2 million of cash for financing activities during the three months ended March 31, 2015 and $27.1 million during the three months ended March 31, 2014. Net cash provided by financing activities for the three months ended March 31, 2015 includes $193.5 million net proceeds from the initial public offering, $75.6 million of contributions related to the private placement, and $30.9 million in credit facility draws offset by $293.4 million in mortgage debt repayment, $5.4 million in distributions, $3.4 million in deferred financing costs and $1.8 million of offering costs. Net cash provided by financing activities for the three months ended March 31, 2014 includes $30.3 million of contributions from investors in the Easterly Funds, offset by $3.2 million of distributions to investors in the Easterly Funds.

Non-GAAP Financial Measures

We use and present funds from operations, or FFO, and FFO, as Adjusted as supplemental measures of our performance. The summary below describes our use of FFO and FFO, as Adjusted, provides information regarding why we believe these measures are meaningful supplemental measures of our performance and reconciles these measures from net income (loss), presented in accordance with GAAP.

Funds from Operations and Funds from Operations, as Adjusted

Funds from Operations, or FFO, is a supplemental measure of our performance. We present FFO calculated in accordance with the current National Association of Real Estate Investment Trusts, or NAREIT, definition. In addition, we present FFO, as Adjusted for certain other adjustments that we believe enhance the comparability of our FFO across periods and to the FFO reported by other publicly traded REITs. FFO is a supplemental performance measure that is commonly used in the real estate industry to assist investors and analysts in comparing results of REITs.

FFO is generally defined by NAREIT as net income (loss), calculated in accordance with GAAP, excluding gains or losses from sales of property, and adding back real estate depreciation. We present FFO because we consider it an important supplemental measure of our operating performance, and we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting results.

We adjust FFO to present FFO, as Adjusted as an alternative measure of our operating performance, which, when applicable, excludes the impact of straight-line rent, above-/below-market leases and non-cash compensation. We may also exclude other items from FFO, as Adjusted that we believe may help investors compare our results.

FFO and FFO, as Adjusted are presented as supplemental financial measures and do not fully represent our operating performance. Other REITs may use different methodologies for calculating FFO and FFO, as Adjusted or use other definitions of FFO and FFO, as Adjusted and, accordingly, our presentation of these measures may not be comparable to other REITs. Neither FFO nor FFO, as Adjusted is intended to be a measure of cash flow or liquidity. Please refer to our financial statements, prepared in accordance with GAAP, for purposes of evaluating our financial condition, results of operations and cash flows.

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three months ended March 31, 2015 (in thousands):

Net Income (loss)	$(8,001)
Depreciation and amortization	4,900
Net unrealized (loss) on investments	5,122

Funds From Operations	2,021
Adjustments to FFO:
Acquisition costs	1,440
Formation expenses	1,594
Straight-line rent	(36)
Above-/below-market leases	(676)
Non-cash interest expense	104
Non-cash compensation	55

Funds From Operations, as Adjusted	$4,502

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2015, $69.4 million, or 69.2% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $30.9 million, or 30.8% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.3 million annually.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of March 31, 2015. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1935 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 9, 2014 the Company issued 1,000 shares to its sole stockholder, Darrell W. Crate, for $1,000. The shares were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act. We used $1,000 of the net proceeds of our initial public offering to repurchase the shares from Mr. Crate.

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

Use of Proceeds

On February 5, 2015, the SEC declared effective our Registration Statement on Form S-11 (File No. 333- 201251) in connection with our initial public offering, pursuant to which we registered and sold 13,800,000 shares of our common stock for an aggregate offering amount of $207.0 million. The offering was completed on February 11, 2015. The net proceeds of our initial public offering were approximately $191.6 million after deducting underwriting discounts and commissions of approximately $13.5 million and estimated offering expenses of approximately $1.9 million. Citigroup Global Markets Inc., Raymond James & Associates, Inc. and RBC Capital Markets, LLC acted as joint book-running managers for our initial public offering and as representatives of the underwriters.

We contributed the net proceeds from the offering and the concurrent private placement to our operating partnership in exchange for common units and our operating partnership used the net proceeds received from us and a portion of the borrowings under the senior unsecured revolving credit facility to repay approximately $293.4 million in outstanding indebtedness including applicable repayment costs, defeasance costs, settlement of interest rate swap liabilities and other costs and fees associated with such repayments and approximately $1.9 million related to our acquisition of Western Devcon. We intend to use any remaining net proceeds for general corporate purposes, including capital expenditures and potential future acquisition, development and redevelopment opportunities.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q:

Exhibit	Exhibit Description

3.1	Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

4.1	Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.1	Amended and Restated Limited Partnership Agreement of Easterly Government Properties LP (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 11, 2015 and incorporated herein by reference)

10.2	Registration Rights Agreement among Easterly Government Properties, Inc. and the persons named therein, dated January 26, 2015 (previously filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.3†	2015 Equity Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on March 30, 2015 and incorporated herein by reference)

10.4	Form of Indemnification Agreement between Easterly Government Properties, Inc. and each of its Directors and Executive Officers (previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.5	Contribution Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP and U.S. Government Properties Income & Growth Fund, LP, dated January 26, 2015 (previously filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.6	Contribution Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP and USGP II Investor, LP, dated January 26, 2015 (previously filed as Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.7	Contribution Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP and Easterly Capital, LLC, dated January 26, 2015 (previously filed as Exhibit 10.7 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 on February 4, 2015 and incorporated herein by reference)

10.8	Contribution Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP and Michael P. Ibe, Courthouse Management, Inc. and Western Devcon, Inc., dated January 26, 2015 (previously filed as Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.9	Form of Tax Protection Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP and Michael P. Ibe (previously filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.10†	Employment Agreement by and among Easterly Government Properties Services LLC, Easterly Government Properties, Inc., Easterly Government Properties LP and William C. Trimble, III, dated January 30, 2015 (previously filed as Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.11	License Agreement between Easterly Government Properties, Inc. and Easterly Capital, LLC, dated January 26, 2015 (previously filed as Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 on February 4, 2015 and incorporated herein by reference)

10.12	Credit Agreement among Easterly Government Properties LP, as Borrower, Easterly Government Properties, Inc., as Parent Guarantor, and certain subsidiaries of Easterly Government Properties, Inc. from time to time party thereto, as Guarantors, the initial lenders and the initial issuing banks named therein, Citibank, N.A., as Administrative Agent, Raymond James Bank, N.A. and Royal Bank of Canada, as Co-Syndication Agents, and Citigroup Global Markets Inc., Raymond James Bank, N.A. and RBC Capital Markets, as Joint Lead Arrangers and Joint Book Running Manager, dated February 11, 2015 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 11, 2015 and incorporated herein by reference)

10.13	Share Purchase Agreement by and among Easterly Government Properties, Inc. and the entities listed on Schedule I thereto, dated January 26, 2015 (previously filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.14	Registration Rights Agreement by and among Easterly Government Properties, Inc. and the entities party to the Share Purchase Agreement, dated January 26, 2015 (previously filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.15	Director Nomination Agreement by and between Easterly Government Properties, Inc. and Michael P. Ibe, dated January 26, 2015 (previously filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

101*	The following materials from Easterly Government Properties, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Combined Consolidated Balance Sheets, (ii) the Combined Consolidated Statements of Operations, (iii) the Combined Consolidated Statements of Equity, (iv) the Combined Consolidated Statements of Cash Flows and (v) the related notes to these combined consolidated financial statements.

†	Exhibit is a management contract or compensatory plan or arrangement
*	File herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: May 14, 2015	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2015	/s/ Alison M. Bernard
Alison M. Bernard
Chief Financial Officer (Principal Financial Officer)