Form 10-Q
period 2015-06-30
Easterly Government Properties, Inc.
filed 2015-08-06
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At August 6, 2015, the registrant had 24,168,379 shares of common stock, par value $0.01 per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Real estate properties, net	$657,957	$—
Real estate investments, at fair value	—	267,683
Cash and cash equivalents	3,409	31,437
Restricted cash	1,529	—
Rents receivable	6,139	—
Accounts receivable	2,764	—
Deferred financing, net	3,068	—
Intangible assets, net	107,254	—
Prepaid expenses and other assets	1,107	1,385
Total assets	$783,227	$300,505
Liabilities
Revolving credit facility	33,417	—
Mortgage notes payable	69,369	—
Intangible liabilities, net	41,015	—
Accounts payable and accrued liabilities	4,967	3,321
Total liabilities	148,768	3,321

Commitments and contingencies (Note 9)

Equity
Common stock, par value $0.01, 200,000,000 and 100,000 shares authorized, 24,168,379 and 1,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	241	—
Additional paid-in capital	391,922	1
Retained (deficit)	(2,297)	—
Cumulative dividends	(2,659)	—
Total stockholders' equity	387,207	1
Members' capital	—	13,336
Non-controlling interest	—	283,847
Non-controlling interest in operating partnership	247,252	—
Total equity	634,459	297,184
Total liabilities and equity	$783,227	$300,505

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues
Rental income	$17,626	$—	$26,930	$—
Tenant reimbursements	1,572	—	2,348	—
Other income	58	—	69	—
Income from real estate investments	—	1,626	—	2,742
Total revenues	19,256	1,626	29,347	2,742
Operating Expenses
Property operating	3,558	—	5,288	—
Real estate taxes	1,755	—	2,714	—
Depreciation and amortization	9,151	—	14,051	—
Acquisition costs	195	—	1,635	—
Formation expenses	72	—	1,666	—
Corporate general and administrative	2,239	352	3,811	1,268
Fund general and administrative	—	301	75	560
Total expenses	16,970	653	29,240	1,828
Operating income	2,286	973	107	914
Other (expenses) / income
Interest expense, net	(1,321)	—	(2,021)	—
Net unrealized gain (loss) gain on investments	—	39,740	(5,122)	47,220
Net income (loss)	965	40,713	(7,036)	48,134
Non-controlling interest in predecessor	—	48,588	—	49,489
Non-controlling interest in operating partnership	(377)	—	4,739	—
Net income (loss) available to Easterly Government Properties, Inc.	$588	$(7,875)	$(2,297)	$(1,355)
Net income (loss) available to Easterly Government Properties, Inc. per share:
Basic	$0.02	—	$(0.12)	—
Diluted	$0.02	—	$(0.12)	—
Weighted- average common shares outstanding
Basic	24,141,712	—	18,673,374	—
Diluted	25,435,010	—	18,673,374	—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(7,036)	$48,134
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	14,051	—
Straight line rent	(99)	—
Amortization of above / below market leases	(1,976)	—
Amortization of loan premium / discount	(38)	—
Amortization of deferred financing costs	329	—
Purchase of investments	—	(30,316)
Deposits for potential new investments	—	668
Contributions to investments	(257)	(1,491)
Distributions from investments	—	3,289
Net unrealized gain (loss) on investments	5,122	(47,220)
Other	512	—
Net change in:
Rents receivable	(4,660)	—
Accounts receivable	(176)	—
Prepaid expenses and other assets	(377)	478
Accounts payable and accrued liabilities	1,618	(852)
Net cash provided by (used in) operating activities	7,013	(27,310)
Cash flows from investing activities
Real estate acquisitions	(34,325)	—
Cash assumed in formation	6,187	—
Additions to real estate property	(132)	—
Restricted cash	109	—
Net cash (used in) investing activities	(28,161)	—
Cash flows from financing activities
Payment of deferred financing costs	(3,397)	—
Issuance of common shares	193,545	—
Repurchase of initial shares	(1)	—
Proceeds from private placement	75,638	—
Credit facility draws, net	33,417	—
Repayments of mortgage payable	(921)	—
Debt payoff	(293,381)	—
Dividends and distributions paid	(4,377)	—
Contributions	—	31,486
Distributions	(5,441)	(6,416)
Payment of offering costs	(1,962)	—
Net cash (used in) provided by financing activities	(6,880)	25,070
Net decrease in cash and cash equivalents	(28,028)	(2,240)
Cash and cash equivalents, beginning of period	31,437	3,363
Cash and cash equivalents, end of period	$3,409	$1,123

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows (amounts in thousands):

	For the six months ended June 30,
	2015	2014
Cash paid for interest, net	$1,596	$—
Supplemental disclosure of non- cash information
Easterly properties, debt and net assets contributed for shares and common units	$260,687	$—
Western Devcon properties and debt contributed for common units	86,397	—

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

As of June 30, 2015, we wholly owned 31 properties in the United States, including 28 properties that were leased primarily to U.S. Government tenant agencies and three properties that were entirely leased to private tenants, encompassing approximately 2.2 million square feet in the aggregate. We focus on acquiring, developing, and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

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

In connection with the IPO, we engaged in certain formation transactions (the “formation transactions”) pursuant to which the Operating Partnership acquired (i) 15 properties previously owned by the Easterly Funds (as defined below) in exchange for 3,308,000 shares of common stock and 8,635,714 common units (ii) 14 properties previously owned by Western Devcon, Inc., a private real estate company and a series of related entities beneficially owned by Michael P. Ibe (collectively, “ Western Devcon”), in exchange for 5,759,819 common units and (iii) all of the ownership interests in the management entities (as defined below) in exchange for 1,135,406 common units.

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

All of the Company’s assets and its operations are primarily conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned 60.9% of the Operating Partnership’s common units at June 30, 2015 and the remaining 39.1% was owned by the Easterly Funds and certain members of management.

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

Prior to the IPO, the Easterly Funds, as controlled by the Predecessor, qualified as investment companies pursuant to ASC 946 Financial Services – Investment Companies and, as a result, the Predecessor’s consolidated financial statements accounted for the Easterly Funds using specialized investment company accounting based on fair value. Subsequent to the IPO, as the properties contributed to us from the Easterly Funds are no longer held by funds that qualify for investment company accounting, we made a shift, in accordance with GAAP, to account for the properties contributed by the Easterly Funds using historical cost accounting instead of investment company accounting, resulting in a significant change in the presentation of our consolidated financial statements following the formation transactions. The contribution of the Western Devcon properties in the formation transactions has been accounted for as a business combination using the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution.

Due to the timing of the IPO and the formation transactions, the Company’s financial condition as of December 31, 2014 reflects the financial condition of the Company and the Predecessor and the results of operations for the three and six months ended June 30, 2014 reflect the financial condition and results of operations of the Predecessor. The Company’s financial condition as of June 30, 2015 and results of operations for the six months ended June 30, 2015 reflect the financial condition and results of operations of the Predecessor combined with the Company for the period prior to February 11, 2015, and the Company’s consolidated results for the period from February 11, 2015 through June 30, 2015.

Interim Financial Information

The information in the Company’s combined consolidated financial statements for the three and six months ended June 30, 2015 and 2014 is unaudited and at December 31, 2014 is audited. All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying financial statements for the three and six months ended June 30, 2015 and 2014 and at December 31, 2014 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the combined consolidated financial statements contained in the Company’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014 and the notes thereto and the final prospectus relating to the IPO, dated February 5, 2015, both of which the Company filed with the Securities and Exchange Commission (the “SEC”). Operating results for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of actual operating results for the entire year.

2. Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

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

Deferred Financing Costs

Deferred financing fees include issuance costs related to borrowings and we amortize those costs over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the books upon maturity or repayment of the underlying debt. As of June 30, 2015, we recognized $3.4 million in deferred financing costs associated with entering into a $400.0 million senior unsecured revolving credit facility upon completion of the IPO. Additionally, for the three and six months ended June 30, 2015 we recognized $0.2 million and $0.3 million, respectively, in accumulated amortization associated with the credit facility.

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

Revenue Recognition

Rental income includes base rents paid by each tenant in accordance with its lease agreement conditions. We recognize rental income on a straight-line basis over the lease term of the respective leases. For acquisitions of existing buildings, we recognize rental income from leases already in place coincident with the date of property closing. Lease incentives are recorded as a deferred asset and amortized as a reduction of revenue on a straight-line basis over the respective lease term. Tenant reimbursement income (scheduled rent increases based on increases in real estate taxes, operating expenses and utility usage) is recognized by us in the consolidated statements of operations when earned and when their amounts can be reasonably estimated. Above- and below-market leases are amortized into rental income over the terms of the respective leases.

Income Taxes

We intend to elect and to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute to our stockholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, and on taxable income that we do not distribute to our stockholders. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a management business) through Taxable REIT Subsidiaries (“TRSs”) and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. For the period ending June 30, 2015, we did not incur any material tax liability associated with any of the above.

We do not anticipate any potential expense related to uncertain tax positions as we closely monitor our REIT compliance, do not have any prohibited transactions related to property sales, and neither the states in which we operate nor our foreign investors subject us to withholding tax requirements.

Stock Based Compensation

Prior to the completion of the IPO, our Board of Directors adopted, and our sole stockholder approved, our 2015 Equity Incentive Plan, under which we may grant future cash and equity incentive awards to our executive officers, non-employee directors and eligible employees. See Note 6 (Equity) for further information. The shares issued to officers, employees, and non-employee directors vest over a period of time as determined by the Board of Directors at the date of grant. The Company recognizes compensation expense for non-vested shares granted to officers, employees and non-employee directors on a straight-line basis over the requisite service and/or performance period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.

Earnings Per Share of Common Stock Amount

Basic earnings per share is calculated by dividing net income available to Easterly Government Properties Inc. by the weighted-average number of shares of common stock outstanding during the period, excluding the weighted average number of unvested restricted shares. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period plus other potentially dilutive securities such as stock grants or shares that would be issued in the event that common units of the Operating Partnership are redeemed for shares of common stock of the Company. Unvested restricted shares and LTIP units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.

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

In February 2015, the FASB issued guidance modifying the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance does not change the general order in which the consolidation models are applied. A reporting entity that holds an economic interest in, or is otherwise involved with, another legal entity first determines if the variable interest entity model applies, and if so, whether it holds a controlling financial interest under that model. If the entity being evaluated for consolidation is not a variable interest entity, then the voting model should be applied to determine whether the entity should be consolidated by the reporting entity. Key changes to the guidance include, though are not limited to; (i.) limiting the extent to which related party interests are included in the other economic interest criterion to the decision maker’s effective interest holding, (ii.) requiring limited partners of a limited partnership, or the members of a limited liability company that is similar to a limited partnership, to have, at minimum, kick-out or participating rights to demonstrate that the partnership is a voting entity, (iii.) changing the evaluation of whether the equity holders at risk lack decision making rights when decision making is outsourced and (iv.) changing how the economics test is performed. The guidance does not amend the existing disclosure requirements for variable interest entities or voting model entities. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. This standard will not have a significant impact as the Company does not have any joint ventures.

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

As part of the formation transactions, we acquired the following properties, as set forth in the table below:

Property	Location	Property Type	Rentable Square Feet
Easterly Portfolio
IRS - Fresno	Fresno, CA	Office	180,481
PTO- Arlington	Arlington, VA	Office	189,871
FBI - San Antonio	San Antonio, TX	Office	148,584
FBI - Omaha	Omaha, NE	Office	112,196
ICE - Charleston	North Charleston, SC	Office	86,733
DOT - Lakewood	Lakewood, CO	Office	122,225
USFS II - Albuquerque	Albuquerque, TX	Office	98,720
USFS I - Albuquerque	Albuquerque, TX	Office	92,455
AOC - Del Rio	Del Rio, TX	Courthouse/Office	89,880
DEA - Dallas	Dallas, TX	Office	71,827
DEA - Albany	Albany, NY	Office	31,976
FBI - Little Rock	Little Rock, AR	Office	101,977
CBP - Sunburst	Sunburst, MT	Office	33,000
USCG - Martinsburg	Martinsburg, WV	Office	59,547
MEPCOM - Jacksonville	Jacksonville, FL	Office	30,000
		Total	1,449,472

Western Devcon
CBP - Savannah	Savannah, GA	Laboratory	35,000
AOC - El Centro	El Centro, TX	Courthouse/Office	46,813
DEA - Vista	Vista, CA	Laboratory	54,119
DEA - Santa Ana	Santa Ana, CA	Office	39,905
CBP - Chula Vista	Chula Vista, CA	Office	59,397
DEA - North Highlands	Sacramento, CA	Office	37,975
DEA - Otay	San Diego, CA	Office	32,560
DEA - Riverside	Riverside, CA	Office	34,354
SSA - Mission Viejo	Mission Viejo, CA	Office	11,590
SSA - San Diego	San Diego, CA	Office	11,743
DEA - San Diego	San Diego, CA	Warehouse	16,100
2650 SW 145th Avenue - Parbel of Florida	Miramar, FL	Warehouse/Distribution	81,721
5998 Osceola Court - United Technologies	Midland, GA	Manufacturing Warehouse	105,641
501 East Hunter Street - Lummus Corporation	Lubbock, TX	Distribution	70,078
		Total	636,996

The fair values of the assets acquired and liabilities assumed upon completion of the formation transactions are as follows (dollars in thousands):

	Easterly Portfolio	Western Devcon, Inc.	Total
Real estate
Land	$43,681	$35,573	$79,254
Building	411,472	107,424	518,896
Acquired tenant improvements	27,441	4,388	31,829
Total Real Estate	482,594	147,385	629,979
Intangible assets
In-place leases	61,218	21,308	82,526
Acquired leasing commissions	11,257	4,350	15,607
Above market leases	2,644	7,763	10,407
Total Intangible assets	75,119	33,421	108,540
Intangible liabilities
Below market leases	(34,383)	(2,322)	(36,705)
Total Intangible liabilities	(34,383)	(2,322)	(36,705)
Debt Assumed	(271,622)	(92,087)	(363,709)
Net Current Assets Transferred	8,979	—	8,979
Net assets acquired	$260,687	$86,397	$347,084

Post Formation Acquisition Activities

For the period from February 11, 2015 to June 30, 2015, we acquired two properties, DOE – Lakewood and AOC - Aberdeen for an aggregate purchase price of $34.3 million. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows:

Total
Real estate
Land	$2,524
Building	32,102
Acquired tenant improvements	145
Total Real Estate	34,771
Intangible assets
In-place leases	5,013
Acquired leasing commissions	1,359
Above market leases	—
Total Intangible assets	6,372
Intangible liabilities
Below market leases	(6,818)
Total Intangible liabilities	(6,818)
Purchase Price	$34,325

We did not assume any debt upon acquisition of the two properties.  The fair value of the assets acquired and liabilities assumed in 2015 are preliminary as we continue to finalize their acquisition date fair value determination.

The intangible assets and liabilities have an aggregate weighted average amortization period of 7.58 years as of June 30, 2015.

For the period of February 11, 2015 to June 30, 2015, we included $29.3 million of revenues and $1.5 million of net loss in our consolidated statement of operations related to the properties contributed or acquired. During the six months ended June 30, 2015, we incurred $1.6 million of acquisition-related costs associated with the contribution of Western Devcon assets and the acquisition of DOE - Lakewood and AOC - Aberdeen and $1.7 million in formation expenses, which include costs associated with the contribution of the investments of the Easterly Funds.

Pro Forma Financial Information

The unaudited pro forma financial information set forth below presents results for the six months ended June 30, 2015 and June 30, 2014 as if the formation transactions and the acquisitions of DOE – Lakewood and AOC – Aberdeen had occurred on January 1, 2014. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (dollars in thousands):

	For the six months ended June 30,
Proforma (unaudited)	2015	2014
Total rental revenue	$45,118	$45,118
Net income (loss)	4,159	(2,526)

Real estate and intangibles consisted of the following as of June 30, 2015 (dollars in thousands):

Total
Real estate
Land	$81,778
Building	551,130
Acquired tenant improvements	31,974
Accumulated amortization	(6,925)
Total Real Estate	$657,957
Intangible assets
In-place leases	$87,539
Acquired leasing commissions	16,966
Above market leases	10,407
Accumulated amortization	(7,658)
Total Intangible assets	$107,254
Intangible liabilities
Below market leases	$(43,523)
Accumulated amortization	2,508
Total Intangible liabilities	$(41,015)

The net projected amortization of total intangible assets and intangible liabilities as of June 30, 2015 are as follows (dollars in thousands):

Total

Intangible assets
2015	$10,024
2016	19,387
2017	18,252
2018	14,925
2019	10,154
Thereafter	34,512
$107,254
Intangible liabilities
2015	$(3,440)
2016	(6,751)
2017	(6,553)
2018	(6,188)
2019	(4,443)
Thereafter	(13,640)
$(41,015)

4. Debt

At June 30, 2015, our borrowings consisted of the following (dollars in thousands):

Total
Senior unsecured revolving credit facility	$33,417
Mortgage debt	69,369
Total	$102,786

a. Senior Unsecured Revolving Credit Facility

Upon the completion of the IPO on February 11, 2015 we entered into a $400.0 million senior unsecured revolving credit facility with Raymond James Bank, N.A. and Royal Bank of Canada, as co-syndication agents and Citigroup Capital Markets Inc., Raymond James Bank, N.A. and Royal Bank of Canada, as joint lead arrangers and joint book running managers. This credit facility has an accordion feature that provides us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million, for a total facility size of not more than $650.0 million. We intend to use the senior unsecured revolving credit facility to repay indebtedness, fund acquisitions, development and redevelopment opportunities, capital expenditures and the costs of securing new and renewal leases and provide working capital.

The Operating Partnership is the borrower under the senior unsecured revolving credit facility and we and certain of our subsidiaries that directly own certain of our properties are guarantors under the credit facility. The senior unsecured revolving credit facility will terminate in approximately four years. In addition, there will be two extension options for the senior unsecured revolving credit facility and each extension option will allow us to extend the senior unsecured revolving credit facility for an additional six months, in each case if certain conditions are satisfied.

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

Our senior unsecured revolving credit facility also includes customary limits on the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, redevelopment and development assets (as defined in the agreement), loans, advances or extensions of credit and investments in mixed used assets and require that we obtain consent for mergers in which the company is not the surviving entity. These financial and restrictive covenants may limit the investments we may make and our ability to make distributions. As of June 30, 2015, we were in compliance with all financial and restrictive covenants under our senior unsecured revolving credit facility.

As of June 30, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.59% and the weighted average annual interest rate for borrowings under our revolving credit facility was 1.59% for both the three and six months ended June 30, 2015. As of June 30, 2015, we had $33.4 million outstanding and $366.6 million available under our revolving credit facility.

b. Mortgage Debt

As part of the formation transaction, we completed the repayment or defeasance of, and full satisfaction of our obligations with respect to, $293.4 million of secured nonrecourse mortgage loans.

The fair value of our mortgage debt was determined at the date of the formation transactions by discounting future contractual principal and interest payments using prevailing market rates for securities with similar terms and characteristics at the date of the IPO. At June 30, 2015, the carrying amount approximated the estimated fair value of the Company’s debt instruments net of any amortization of the notes premium or discount. The table below provides a summary of our mortgage debt at June 30, 2015 (dollars in thousands):

Property	Fixed/Floating	Contractual Interest Rate	Effective Interest Rate	Maturity Date	Principal Balance	Premium/Discount	Carrying Value
CBP - Savannah	Fixed	3.40%	4.12%	July 2033	$15,908	$(892)	$15,016
ICE - Charleston	Fixed	4.21%	3.93%	January 2027	22,511	427	22,938
MEPCOM - Jacksonville	Fixed	4.41%	3.89%	October 2025	12,861	347	13,208
USFS II - Albuquerque	Fixed	4.46%	3.92%	July 2026	17,500	707	18,207
Total					$68,780	$589	$69,369

c. Aggregate Debt Maturities

The Company’s aggregate debt maturities based on outstanding principal as of June 30, 2015 are as follows (dollars in thousands):

Total
2015	$1,242
2016	2,857
2017	2,977
2018	3,100
2019	36,646
Thereafter	55,375
102,197
Unamortized fair value adjustments	589
$102,786

5. Fair Value Measurements

The following table includes a roll-forward of the amounts of investments classified within Level 3 for the six months ended June 30, 2015 and June 30, 2014. The classification of an investment within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

June 30, 2015
(dollars in thousands)
Balance at January 1, 2015	$267,683
Purchase of investments	—
Contributions to investments	257
Distributions from investments	—
Net change in realized appreciation	—
Net change in unrealized (depreciation) appreciation	(5,122)
Sale of investments to the Operating Partnership	(262,818)
Balance at February 11, 2015	$—

June 30, 2014
(dollars in thousands)
Balance at January 1, 2014	$173,099
Purchase of investments	30,316
Contributions to investments	1,491
Distributions from investments	(3,289)
Net change in realized appreciation	—
Net change in unrealized appreciation (depreciation)	47,220
Balance at June 30, 2014	$248,837

6. Equity

The following table summarizes the changes in our stockholders equity for the six months ended June 30, 2015 (dollars in thousands):

	Shares	Common Shares Par Value	Additional Paid-in Capital	Retained (deficit)	Distributions in Excess of Earnings	Non- controlling Interest in Operating Partnership	Member Capital / (Deficit)	Non- controlling Interests	Total Equity
Balance at December 31, 2014	1,000	$—	$1	$—	$—	$—	$13,336	$283,847	$297,184
Distributions		—	—	—	—	—	(9)	(5,432)	(5,441)
Exchange of members' capital and non controlling interests for OP units and shares	3,308,000	33	67,312	—	—	194,530	(12,738)	(249,137)	—
Public Offering	13,800,000	138	191,445	—	—	—	—	—	191,583
Proceeds of private placement	7,033,712	70	105,435	—	—	—	(589)	(29,278)	75,638
Contribution of Western Devcon Properties for OP units		—	—	—	—	86,397	—	—	86,397
Stock based compensation		—	155	—	—	357	—	—	512
Grant of unvested restricted stock	26,667	—	—	—	—	—	—	—	—
Buyback of common stock	(1,000)	—	(1)	—	—	—	—	—	(1)
Dividends and distributions paid		—	—	—	(2,659)	(1,718)	—	—	(4,377)
Net Loss		—	—	(2,297)	—	(4,739)	—	—	(7,036)
Allocation of NCI in Operating Partnership		—	27,575	—	—	(27,575)	—	—	—
Balance at June 30, 2015	24,168,379	$241	$391,922	$(2,297)	$(2,659)	$247,252	$—	$—	$634,459

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

 On May 6, 2015, the Board approved the issuance of 891,000 LTIP Units of limited partnership interest in the Operating Partnership to members of management under a long-term incentive plan. Earned awards (if any) will vest 50% on February 15, 2018 and 50% on February 6, 2019, subject to the Company achieving certain absolute and relative total shareholder returns and management’s continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by the Company without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 15, 2018, earned awards will be calculated based on total shareholder return performance up to the date of the change of control. The LTIP unit awards (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common units.  The Company measures the LTIP Unit awards at the fair value on date of grant.

We recognized $0.4 million and $0.5 million in compensation expense related to the restricted common stock and the LTIP Unit awards for the three and six months ended June 30, 2015, respectively.  As of June 30, 2015 unrecognized compensation expense for both awards was $7.6 million.

No additional shares of common stock or options were issued under the 2015 Equity Incentive Plan as of June 30, 2015. All shares of our common stock issued to the Easterly Funds as a part of the IPO, the formation transactions and the concurrent private placement will be eligible for future sale following the expiration of the 180-day lock-up period, and certain of such shares held by holders of shares of our common stock and holders of common units in our operating partnership (other than the Company and its affiliates) will have registration rights pursuant to registration rights agreements that we have entered into with those investors. When the restrictions under the lock-up arrangements expire or are waived, the related shares of common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock will be available for sale or resale, as the case may be.

Our board of directors declared and paid a dividend for the first quarter of 2015 in the amount of $0.11 per share of common stock and per common unit of the operating partnership, outstanding to stockholders and common unit holders of record as of the close of business on May 18, 2015.  Our board of directors also declared and paid a dividend for the first quarter of 2015 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit of our operating partnership.

On August 4, 2015, the board of directors declared a dividend for the second quarter of 2015 in the amount of $0.21 per share of common stock and per common unit of our operating partnership, outstanding to stockholders and common unit holders of record as of the close of business on August 18, 2015.  Our board of directors also declared a dividend for the second quarter of 2015 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit of our operating partnership.  Such dividends are to be paid on September 3, 2015.

7. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares and LTIP units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets for the computation of the Company’s basic and diluted earnings per share of common stock for the three and six months ended June 30, 2015 (amounts in thousands, except per share amounts):

	For the three months ended	For the six months ended
	June 30, 2015	June 30, 2015
Numerator
Net income (loss)	$965	$(7,036)
Less: Non-controlling interest in predecessor	—	—
Less: Non-controlling interest in operating partnership	(377)	4,739
Net income (loss) available to Easterly Government Properties, Inc.	588	(2,297)
Less: Dividends on participating securities	(13)	(13)
Net income (loss) available to common stockholders	$575	$(2,310)
Denominator for basic EPS	24,141,712	18,673,374
Dilutive effect of share-based compensation awards	8,272	—
Dilutive effect of LTIP units	1,285,026	—
Denominator for basic and diluted EPS	25,435,010	18,673,374
Basic EPS	$0.02	$(0.12)
Diluted EPS	$0.02	$(0.12)

8. Operating Leases

Our rental properties are subject to generally non-cancelable operating leases generating future minimum contractual rent payments due from tenants, which as of June 30, 2015, are as follows (dollars in thousands):

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
Operating Leases
Minimum lease payments	$420,679	26,299	51,732	52,133	50,362	45,256	194,897

The Company’s consolidated properties were 100% occupied by 17 tenants at June 30, 2015.  We recognized $16.3 million and $24.9 million in rental income attributable to base rent for the three and six months ended June 30, 2015, respectively and recorded a straight-line adjustment of $0.1 million for both the three and six months ended June 30, 2015.  We also recognized $1.3 million and $2.0 million in rental income attributable to the amortization of our above and below market leases for the three and six months ended June 30, 2015, respectively.

9. Commitments and Contingencies

a) Operating Leases

We lease 4,731 square feet of office space in Washington, D.C. under an operating lease agreement that commenced February 2012 and expires in March 2016. Upon completion of the IPO, we became responsible for monthly rental payments. We also lease 5,752 square feet of office space in San Diego, CA under an operating lease that commenced February 2015 and expires in April 2017.

Rent expense incurred under the terms of the corporate office leases, was less than $0.1 million and $0.1 million for the three months ended June 30, 2015 and June 30, 2014, respectively. Future minimum rental payments under the Company’s corporate office leases as of June 30, 2015 are summarized as follows (amounts in thousands):

	Payments due by period
	Total	2015	2016	2017
Corporate office leases
Minimum lease payments	$415	182	189	44

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

c) Tax Protection Agreement

Concurrent with the completion of the IPO, the Company also entered into a tax protection agreement with Michael P. Ibe, a director and our Executive Vice President—Development and Acquisitions, under which we agreed to indemnify Mr. Ibe for any taxes incurred as a result of a taxable sale of the properties contributed by Western Devcon in the formation transactions for a period of eight years after the closing of the IPO and the formation transactions. The Company also agreed in the tax protection agreement with Mr. Ibe to use the “traditional method” of making allocations under Section 704(c) of the Code for the eight-year period.

10. Concentrations Risk

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. For the three months ended June 30, 2015 (unaudited), the GSA and other federal agency accounted for approximately 96% of rental income and non-governmental tenants accounted for the remaining approximately 4%.

Eleven of our 31 properties are located in California, accounting for approximately 23% of our total rentable square feet and approximately 31% of our total annualized lease income as of June 30, 2015. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be negatively impacted.

11. Related Party

Upon completion of the IPO, we were responsible for reimbursing Easterly Capital $0.1 million for the three months ended June 30, 2015 and $0.2 million for the six month ended June 30, 2015 for a portion of rent and office expense at their Beverly, MA office and for the services of certain employees. Additionally, during the three and six months ended June 30, 2015, Western Devcon was responsible for reimbursing us $0.1 million and $0.2 million, respectively, for payroll expenses and interest and defeasance costs at closing that we paid on their behalf.

12. Subsequent Events

For its consolidated financial statements as of June 30, 2015, the Company evaluated subsequent events and noted the following significant events:

On August 4, 2015, the board of directors declared a dividend for the second quarter of 2015 in the amount of $0.21 per share of common stock and per common unit of our operating partnership, outstanding to stockholders and common unit holders of record as of the close of business on August 18, 2015.  Our board of directors also declared a dividend for the second quarter of 2015 in an amount equal to 10% of the dividend paid to holders of common units of our operating partnership.  Such dividends are to be paid on September 3, 2015.

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

As of June 30, 2015, we wholly owned 31 properties in the United States, including 28 properties that were leased primarily to U.S. Government tenant agencies and three properties that were entirely leased to private tenants, encompassing approximately 2.2 million square feet in the aggregate. We focus on acquiring, developing and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

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

Our operating partnership, holds substantially all of our assets and conducts substantially all of our business. As of June 30, 2015, we owned approximately 60.9% of the aggregate operating partnership units in our operating partnership. We intend to elect to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015.

Properties

As of June 30, 2015, we wholly owned 31 properties, including 28 properties with approximately 2.0 million rentable square feet that were leased primarily to U.S. Government tenants and three properties with approximately 0.2 million rentable square feet that were entirely leased to private tenants. As of June 30, 2015, our properties were 100% leased with a weighted average annualized lease income per leased square foot of $31.96 and a weighted average age of approximately 10.9 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our properties as of June 30, 2015 is set forth in the table below:

Property Name	Location	Property Type	Tenant Lease Expiration Year (1)	Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S Government Leased
IRS - Fresno	Fresno, CA	Office	2018	180,481	$7,299,318	10.2%	$40.44
PTO - Arlington	Arlington, VA	Office	2019 / 2020 (2)	189,871	6,501,704	9.0%	34.24
FBI - San Antonio	San Antonio, TX	Office	2021	148,584	4,914,920	6.8%	33.08
FBI - Omaha	Omaha, NE	Office	2024	112,196	4,620,820	6.4%	41.19
ICE - Charleston (3)	North Charleston, SC	Office	2019 / 2027 (4)	86,733	3,529,464	4.9%	40.69
DOT - Lakewood	Lakewood, CO	Office	2024	122,225	3,347,481	4.7%	27.39
AOC - El Centro (5)	El Centro, CA	Courthouse/Office	2019	46,813	3,037,113	4.2%	64.88
DEA - Vista	Vista, CA	Laboratory	2020	54,119	2,752,689	3.8%	50.86
USFS II - Albuquerque	Albuquerque, NM	Office	2026 (6)	98,720	2,683,241	3.7%	27.18
USFS I - Albuquerque	Albuquerque, NM	Office	2021 (7)	92,455	2,585,443	3.6%	27.96
AOC - Del Rio (5)	Del Rio, TX	Courthouse/Office	2024	89,880	2,550,224	3.5%	28.37
MEPCOM - Jacksonville	Jacksonville, FL	Office	2025	30,000	2,146,411	3.0%	71.55
FBI - Little Rock	Little Rock, AR	Office	2021	101,977	2,135,642	3.0%	20.94
CBP - Savannah	Savannah, GA	Laboratory	2033	35,000	2,108,803	2.9%	60.25
DEA - Santa Ana	Santa Ana, CA	Office	2024	39,905	2,094,234	2.9%	52.48
DOE - Lakewood	Lakewood, CO	Office	2029	115,650	2,058,570	2.9%	17.80
CBP - Chula Vista	Chula Vista, CA	Office	2018	59,397	1,773,525	2.5%	29.86
DEA - Dallas	Dallas, TX	Office	2021	71,827	1,771,449	2.5%	24.66
DEA - North Highlands	Sacramento, CA	Office	2017	37,975	1,709,542	2.4%	45.02
USCG - Martinsburg	Martinsburg, WV	Office	2027	59,547	1,569,666	2.2%	26.36
CBP - Sunburst	Sunburst, MT	Office	2028	33,000	1,568,287	2.2%	47.52
AOC - Aberdeen (5)	Aberdeen, MS	Courthouse/Office	2025	46,979	1,454,521	2.0%	30.96
DEA - Albany	Albany, NY	Office	2025	31,976	1,353,477	1.9%	42.33
DEA - Riverside	Riverside, CA	Office	2017	34,354	1,272,856	1.8%	37.05
DEA - Otay (8)	San Diego, CA	Office	2017	32,560	1,263,872	1.8%	38.82
SSA - Mission Viejo	Mission Viejo, CA	Office	2020	11,590	529,257	0.7%	45.66
SSA - San Diego	San Diego, CA	Office	2015	11,743	441,041	0.6%	37.56
DEA - San Diego	San Diego, CA	Warehouse	2016	16,100	394,239	0.5%	24.49

Subtotal				1,991,657	$69,467,809	96.6%	$34.88
Privately Leased
2650 SW 145th Avenue - Parbel of Florida	Miramar, FL	Warehouse/Distribution	2022 (9)	81,721	1,473,430	2.00%	18.03
5998 Osceola Court - United Technologies	Midland, GA	Manufacturing/Warehouse	2023 (10)	105,641	545,004	0.80%	5.16
501 East Hunter Street - Lummus Corporation	Lubbock, TX	Warehouse/Distribution	2028 (11)	70,078	400,380	0.60%	5.71
Subtotal				257,440	$2,418,814	3.4%	$9.40
Total / Weighted Average				2,249,097	$71,886,623	100.0%	$31.96

(1)	The year of lease expiration does not include renewal options. All leases with renewal options are noted in the following footnotes to this table.
(2)	168,468 rentable square feet leased to the PTO will expire on March 31, 2019, and 21,403 rentable square feet leased to the PTO will expire on January 7, 2020.
(3)	This property is only partially leased to the U.S. Government. LifePoint, Inc. occupies 21,609 rentable square feet.
(4)	21,609 rentable square feet leased to LifePoint, Inc. will expire on September 30, 2019, and 65,124 rentable square feet leased to ICE will expire on January 31, 2027.
(5)

A portion of this property is occupied by the U.S. Marshals Service to provide security and otherwise support the mission of the Administrative Office of the Courts. Because of the interrelated nature of the U.S. Marshals Service and the Administrative Office of the Courts, we have not separately addressed occupancy by the U.S. Marshals Service.

(6)	Lease contains one five-year renewal option.
(7)	Lease contains one five-year renewal option.
(8)	ICE occupies 5,813 rentable square feet.
(9)	Lease contains two five-year renewal options.
(10)	Lease contains three five-year renewal options.
(11)	Lease contains three five-year renewal options.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. In recent years the GSA has increasingly entered into leases with “soft-term” periods. We believe that, from the GSA’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties (approximately 13.4 years), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of June 30, 2015.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage of Leases Expiring	Percent of Portfolio Square Footage of Leases Expiring	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Available	0	N/A	N/A	N/A	N/A	N/A
Signed leases not commenced	0	N/A	N/A	N/A	N/A	N/A
2015	1	11,743	0.5%	$441,041	0.6%	$37.56
2016	1	16,100	0.7%	394,239	0.6%	24.49
2017	3	104,889	4.7%	4,246,270	5.9%	40.48
2018	2	239,878	10.7%	9,072,843	12.6%	37.82
2019	3	236,890	10.5%	9,228,702	12.8%	38.96
2020	3	87,112	3.9%	4,047,266	5.6%	46.46
2021	4	414,843	18.4%	11,407,454	15.9%	27.50
2022	1	81,721	3.6%	1,473,430	2.1%	18.03
2023	1	105,641	4.7%	545,004	0.8%	5.16
2024	4	364,206	16.2%	12,612,759	17.5%	34.63
2025	3	108,955	4.9%	4,954,409	6.9%	45.47
Thereafter	7	477,119	21.2%	13,463,206	18.7%	28.22
Total / Weighted Average	33	2,249,097	100.0%	$71,886,623	100.0%	$31.96

(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of June 30, 2015, 7 tenants occupying approximately 18.8% of our rentable square feet and contributing approximately 21.3% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires. In 2017 early termination rights become exercisable by other tenants who currently occupy an additional approximately 4.1% of our rentable square feet and contribute an additional 2.8% of our annualized lease income.

Results of Operations

Prior to our initial public offering on February 11, 2015, the Easterly Funds, as controlled by our predecessor, qualified as investment companies pursuant to ASC 946 Financial Services – Investment Companies and, as a result, our predecessor’s consolidated financial statements accounted for the Easterly Funds using investment company accounting based on fair value. Subsequent to the initial public offering, as the properties contributed to us from the Easterly Funds are no longer held by funds that qualify for investment company accounting, we made a shift, in accordance with GAAP to account for the properties contributed by Easterly Funds and Western Devcon, Inc. using historical cost accounting instead of investment company accounting, resulting in a significant change in the presentation of our consolidated financial statements following the formation transactions. The contribution of the investments of the Easterly Funds controlled by our predecessor to our operating partnership pursuant to the Easterly formation transaction is accounted for as transactions among entities under common control.

The contribution of the Western Devcon properties in the formation transactions has been accounted for as a business combination using the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution.

The financial information analyzed below summarizes the combined results of operations for both Easterly (for the period subsequent to the initial public offering of February 11, 2015 through June 30, 2015) and our predecessor for the three and six months ended June 30, 2015 and 2014.

Comparison of Results of Operations for the Three Months Ended June 30, 2015 and June 30, 2014

(Amounts in thousands)	For the three months ended June 30,
	2015	2014	Change
Revenues
Rental income	$17,626	$—	$17,626
Tenant reimbursements	1,572	—	1,572
Other income	58	—	58
Income from real estate investments	—	1,626	(1,626)
Total revenues	19,256	1,626	17,630
Operating Expenses
Property operating	3,558	—	3,558
Real estate taxes	1,755	—	1,755
Depreciation and amortization	9,151	—	9,151
Acquisition costs	195	—	195
Offering costs	72	—	72
Corporate general and administrative	2,239	352	1,887
Fund general and administrative	—	301	(301)
Total expenses	16,970	653	16,317
Operating income	2,286	973	1,313
Other (expenses) / income
Interest expense	(1,321)	—	(1,321)
Net unrealized gain (loss) on investments	—	39,740	(39,740)
Net income (loss)	$965	$40,713	$(39,748)

Revenues

Our rental income, tenant reimbursements, and other income for the three months ended June 30, 2015 represents income from the 29 properties contributed to us by the Easterly Funds and Western Devcon, Inc. on February 11, 2015 and the two properties acquired in the second quarter of 2015. These properties were 100% leased as of June 30, 2015. We earned $16.3 million in rental income attributable to base rent and recorded a $0.1 million straight-line adjustment for the three months ended June 30, 2015. We also recognized $1.3 million of amortization associated with our above and below market leases within rental income for the three months ended June 30, 2015. Many of our tenants are also responsible for a portion of our operating expenses and real estate taxes. This is billed in accordance with each tenant’s lease. We recognized $1.6 million in tenant reimbursements for the three months ended June 30, 2015.

Income from real estate investments for the three months ended June 30, 2014 is attributable to distributions from real estate entities that are recorded as dividend income to the extent distributed from estimated taxable earnings and profits of the underlying investment vehicle and as a return of capital to the extent not in excess of estimated taxable earnings and profits.

Operating Expenses

Similar to rental income, our property operating expenses, real estate taxes, and depreciation and amortization recognized for the three months ended June 30, 2015, represents expenses incurred from the operations of the properties contributed to us in connection with the formation transactions and the two properties acquired in the second quarter of 2015.

During the three months ended June 30, 2015, the Company also incurred $0.2 million in costs associated our acquisition activity.

Corporate general and administrative costs increased $1.9 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to a significant increase in audit, legal, and other administrative expenses associated with the formation of the Company and an increase in compensation expense as a result of an increase in the number of employees and non-cash charges for restricted stock and LTIPs.

Fund general and administrative expenses decreased $0.3 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as the Company succeeded to the operations of the predecessor upon completion of the initial public offering.

Interest Expense

Interest expense for the three months ended June 30, 2015 represents the interest incurred on mortgage debt encumbered on four of our properties and on our senior revolving credit facility. For the three months ended June 30, 2015, we recorded $1.1 million in interest expense related to our mortgage debt and senior revolving credit facility.  The weighted average interest rate of the mortgage debt and the senior revolving credit facility was 4.12% and 1.59%, respectively, for the three months ended June 30, 2015. In accordance with GAAP, we also recorded amortization of deferred financing fees associated with the senior revolving credit facility of $0.2 million to interest expense for the three months ended June 30, 2015.

Our predecessor accounted for property level debt through the fair value of their net equity interest in their real estate investments, and as such, mortgage debt was not recognized on our predecessor’s consolidated books.

Net Unrealized Gain (Loss) on Investments

The unrealized gain or loss on investments represents the change in fair value of our predecessor’s real estate investments. Our predecessor recognized a gain of $39.7 million for the three months ended June 30, 2014 primarily due to changes in market conditions including a decrease in residual capitalization rates and discount rates.

Following our initial public offering, we will not have unrealized gains as the accounting for the properties contributed by the Easterly Funds from the property owning subsidiaries to us in connection with the formation transactions have changed from investment company accounting to historical cost accounting.

Comparison of Results of Operations for the Six Months Ended June 30, 2015 and June 30, 2014

(Amounts in thousands)	For the six months ended June 30,
	2015	2014	Change
Revenues
Rental income	$26,930	$—	$26,930
Tenant reimbursements	2,348	—	2,348
Other income	69	—	69
Income from real estate investments		2,742	(2,742)
Total revenues	29,347	2,742	26,605
Operating Expenses
Property operating	5,288	—	5,288
Real estate taxes	2,714	—	2,714
Depreciation and amortization	14,051	—	14,051
Acquisition costs	1,635	—	1,635
Offering costs	1,666	—	1,666
Corporate general and administrative	3,811	1,268	2,543
Fund general and administrative	75	560	(485)
Total expenses	29,240	1,828	27,412
Operating income (loss)	107	914	(807)
Other (expenses) / income
Interest expense	(2,021)	—	(2,021)
Net unrealized gain (loss) on investments	(5,122)	47,220	(42,098)
Net income (loss)	$(7,036)	$48,134	$(55,170)

Revenues

Our rental income, tenant reimbursements, and other income for the six months ended June 30, 2015 represents income from the 29 properties contributed to us by the Easterly Funds and Western Devcon, Inc. on February 11, 2015 and the two properties acquired in the second quarter of 2015. These properties were 100% leased as of June 30, 2015. We earned $24.9 million in rental income attributable to base rent and recorded a $0.1 million straight-line adjustment for the six months ended June 30, 2015. We also recognized $1.9 million of amortization associated with our above and below market leases within rental income for the six months ended June 30, 2015. Many of our tenants are also responsible for a portion of our operating expenses and real estate taxes. This is billed in accordance with each tenant’s lease. We recognized $2.3 million in tenant reimbursements for the six months ended June 30, 2015.

Income from real estate investments for the six months ended June 30, 2014 is attributable to distributions from real estate entities that are recorded as dividend income to the extent distributed from estimated taxable earnings and profits of the underlying investment vehicle and as a return of capital to the extent not in excess of estimated taxable earnings and profits.

Operating Expenses

Similar to rental income, our property operating expenses, real estate taxes, and depreciation and amortization recognized for the six months ended June 30, 2015, represents expenses incurred from the operations of the properties contributed to us in connection with the formation transactions and the two properties acquired in the second quarter of 2015.

The Company also incurred $1.6 million in acquisition costs during the six months ended June 30, 2015 associated with the properties contributed by Western Devcon in exchange for common units on February 11, 2015 and our acquisition activity.  The Company also incurred $1.7 million in formation costs, such as, organizational, legal, and other administrative costs, during the six months ended June 30, 2015, associated with our initial public offering and the contribution of the properties from the Easterly Funds.

Corporate general and administrative costs increased $2.5 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, respectively, due to a significant increase in audit, legal, and other administrative expenses associated with the formation of the Company and an increase in compensation expense as a result of an increase in the number of employees and non-cash charges for restricted stock and LTIP units.

Fund general and administrative expenses decreased $0.5 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as the Company succeeded to the operations of the predecessor upon completion of the initial public offering.

Interest Expense

Interest expense for the six months ended June 30, 2015 represents the interest incurred on mortgage debt encumbered on four of our properties and on our senior revolving credit facility. For the six months ended June 30, 2015, we recorded $1.7 million in interest expense related to our mortgage debt and senior revolving credit facility.  The weighted average interest rate of the mortgage debt and the senior revolving credit facility was 4.12% and 1.59%, respectively, for six months ended June 30, 2015. In accordance with GAAP, we also recorded amortization of deferred financing fees associated with the senior revolving credit facility of $0.3 million to interest expense for the six months ended June 30, 2015.

Our predecessor accounted for property level debt through the fair value of their net equity interest in their real estate investments, and as such, mortgage debt was not recognized on our predecessor’s consolidated books.

Net Unrealized Gain (Loss) on Investments

The unrealized gain or loss on investments represents the change in fair value of our predecessor’s real estate investments. During the six months ended June 30, 2015 and prior to our initial public offering, our predecessor had recognized a net unrealized loss of $5.1 million attributable to an increase in the debt valuation to approximate the actual costs to pay-off debt using the proceeds received from the IPO and a portion of borrowings under the senior unsecured revolving credit facility. Our predecessor recognized a gain of $47.2 million for the six months ended June 30, 2014 primarily due to changes in market conditions including a decrease in residual capitalization rates and discount rates.

Following our initial public offering, we will not have unrealized gains as the accounting for the properties contributed by the Easterly Funds from the property owning subsidiaries to us in connection with the formation transactions have changed from investment company accounting to historical cost accounting.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At June 30, 2015, we had approximately $3.4 million available in cash and cash equivalents and there was $366.6 million available under our senior unsecured revolving credit facility.

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

Senior Unsecured Revolving Credit Facility

Upon the completion of our initial public offering on February 11, 2015 we entered into a $400.0 million senior unsecured revolving credit facility with Raymond James Bank, N.A. and Royal Bank of Canada, as co-syndication agents and Citigroup Capital Markets Inc. Raymond James Bank, N.A. and Royal Bank of Canada, as joint lead arrangers and joint book running managers. This credit facility has an accordion feature that provides us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million, for a total facility size of not more than $650.0 million. We intend to use the senior unsecured revolving credit facility to repay indebtedness, fund acquisitions, development and redevelopment opportunities, capital expenditures and the costs of securing new and renewal leases and provide working capital.

Our operating partnership is the borrower under the senior unsecured revolving credit facility and we and certain of our subsidiaries that directly own certain of our properties are guarantors under the credit facility. The senior unsecured revolving credit facility will terminate in approximately four years. In addition, there will be two extension options for the senior unsecured revolving credit facility and each extension option will allow us to extend the senior unsecured revolving credit facility for an additional six months, in each case if certain conditions are satisfied.

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

Our senior unsecured revolving credit facility also includes customary limits on the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, redevelopment and development assets (as defined in the agreement), loans, advances or extensions of credit and investments in mixed used assets and require that we obtain consent for mergers in which the company is not the surviving entity. These financial and restrictive covenants may limit the investments we may make and our ability to make distributions. As of June 30, 2015, we were in compliance with all financial and restrictive covenants under our senior unsecured revolving credit facility.

As of June 30, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.59% and the weighted average annual interest rate for borrowings under our revolving credit facility was 1.59% for both the three and six months ended June 30, 2015. As of June 30, 2015, we had $33.4 million outstanding and $366.6 million available under our revolving credit facility.

Mortgage Debt

The table below presents our mortgage debt obligation at June 30, 2015 (dollars in thousands):

Property	Fixed/Floating	Contractual Interest Rate	Effective Interest Rate	Maturity Date	Principal Balance
CBP- Savannah	Fixed	3.40%	3.89%	July 2033	$15,908
ICE - Charleston	Fixed	4.21%	3.93%	January 2027	22,511
MEPCOM - Jacksonville	Fixed	4.41%	3.89%	October 2025	12,861
USFS II - Albuquerque	Fixed	4.46%	3.92%	July 2026	17,500
Total					$68,780

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2015 (amounts in thousands);

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
Mortgage principal and interest	$92,431	2,648	5,587	5,587	5,587	5,587	67,435
Senior unsecured revolving credit facility principal and interest	39,447	834	1,669	1,669	1,669	33,606	—
Corporate office lease	415	182	189	44	—	—	—

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

Our board of directors declared and paid a dividend for the first quarter of 2015 in the amount of $0.11 per share of common stock and per common unit of the operating partnership, outstanding to stockholders and common unit holders of record as of the close of business on May 18, 2015.  Our board of directors also declared and paid a dividend for the first quarter of 2015 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit of our operating partnership.

On August 4, 2015, the board of directors declared a dividend for the second quarter of 2015 in the amount of $0.21 per share of common stock and per common unit of our operating partnership, outstanding to stockholders and common unit holders of record as of the close of business on August 18, 2015.  Our board of directors also declared a dividend for the second quarter of 2015 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit of our operating partnership.  Such dividends are to be paid on September 3, 2015.

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2015.

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

The following table sets forth a summary of cash flows for the six months ended June 30, 2015 and 2014:

	For the six months ended June 30,
	2015	2014
	(amounts in thousands)
Net cash (used in) provided by:
Operating activities	$7,013	$(27,310)
Investing activities	(28,161)	—
Financing activities	(6,880)	25,070

Operating Activities

Six months ended June 30, 2015 and June 30, 2014

The company generated $7.0 million of cash for operating activities during the six months ended June 30, 2015 and used $27.3 million during the six months ended June 30, 2014. Net cash used for operating activities for the six months ended June 30, 2015 included a $10.6 million increase in net cash from net income/(loss) offset by $3.6 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash from operating activities for the six months ended June 30, 2014 included $30.3 million for net real estate fund investments due to the purchase of two new investments, PTO—Arlington and FBI—Little Rock, offset by $3.3 million in distributions from investments. As noted above, activities such as these engaged in directly or through our consolidated subsidiaries will be reflected as investing activities following the formation transactions.

Investing Activities

Six months ended June 30, 2015 and June 30, 2014

The company used $28.2 million of cash for investing activities during the six months ended June 30, 2015. No cash was attributed to investing activities during the six months ended June 30, 2014. Net cash used for investing activities for the six months ended June 30, 2015 included $34.3 million to purchase two new properties, DOE – Lakewood and AOC – Aberdeen offset by $6.2 million in cash assumed in formation.

Financing Activities

Six months ended June 30, 2015 and June 30, 2014

The company used $6.9 million of cash for financing activities during the six months ended June 30, 2015 and $25.1 million during the six months ended June 30, 2014. Net cash provided by financing activities for the six months ended June 30, 2015 includes $193.5 million net proceeds from the initial public offering, $75.6 million of contributions related to the private placement, and $33.4 million in credit facility draws offset by $293.4 million in mortgage debt repayment, $7.2 million in distributions, $3.4 million in deferred financing costs, $2.6 million in dividends and $2.0 million of offering costs. Net cash provided by financing activities for the six months ended June 30, 2014 includes $31.5 million of contributions from investors in the Easterly Funds, offset by $6.4 million of distributions to investors in the Easterly Funds.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three months ended March 31, 2015 (in thousands):

	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Net Income (loss)	$965	$(7,036)
Depreciation and amortization	9,151	14,051
Net unrealized (loss) on investments	—	5,122
Funds From Operations	10,116	12,137
Adjustments to FFO:
Acquisition costs	195	1,635
Offering costs	72	1,666
Straight-line rent	(65)	(101)
Above-/below-market leases	(1,300)	(1,976)
Non-cash interest expense	187	291
Non-cash compensation	457	512
Funds from Operations, as Adjusted	$9,662	$14,164

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of June 30, 2015, $68.8 million, or 67.3% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $33.4 million, or 32.7% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.2 million annually.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of June 30, 2015. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1935 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We contributed the net proceeds from the offering to our operating partnership in exchange for common units and our operating partnership used the net proceeds received from us and a portion of the borrowings under the senior unsecured revolving credit facility to repay approximately $293.4 million in outstanding indebtedness including applicable repayment costs, defeasance costs, settlement of interest rate swap liabilities and other costs and fees associated with such repayments and approximately $1.9 million related to our acquisition of Western Devcon. We intend to use any remaining net proceeds for general corporate purposes, including capital expenditures and potential future acquisition, development and redevelopment opportunities.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q:

Exhibit	Exhibit Description

3.1

Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2

Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

4.1

Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.1†

Employment Agreement, by and among Easterly Government Properties Services LLC, Easterly Government Properties LP, Easterly Government Properties, Inc., and Meghan G. Baivier, dated May 12, 2015 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 12, 2015 and incorporated herein by reference)

10.2*	First Amendment to the Amended and Restated Agreement of Limited Partnership of Easterly Government Properties LP, dated May 6, 2015

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

101*

The following materials from Easterly Government Properties, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Combined Consolidated Balance Sheets, (ii) the Combined Consolidated Statements of Operations, (iii) the Combined Consolidated Statements of Equity, (iv) the Combined Consolidated Statements of Cash Flows and (v) the related notes to these combined consolidated financial statements.

†	Exhibit is a management contract or compensatory plan or arrangement
*	File herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: August 6, 2015	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: August 6, 2015	/s/ Alison M. Bernard
Alison M. Bernard
Chief Financial Officer (Principal Financial Officer)