Form 10-K
period 2015-12-31
Easterly Government Properties, Inc.
filed 2016-03-02
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

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

Registrant’s telephone number, including area code: (202) 595-9500

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of March 2, 2016, there were 24,168,379 of the registrant’s shares of common stock outstanding.

As of June 30, 2015, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $217.9 million based on the closing sale price of $15.92 as reported on the New York Stock Exchange on June 30, 2015. For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Stockholders’ Meeting (which is scheduled to be held on May 5, 2016) to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution investors that forward-looking statements are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. For further information on these and other factors that could affect us and the statements contained herein, you should refer to the section below entitled “Item 1.A Risk Factors.”

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

As of December 31, 2015, we wholly owned 36 properties in the United States, including 33 properties that are leased primarily to U.S. Government tenant agencies and three properties that are entirely leased to private tenants, encompassing approximately 2.6 million square feet in the aggregate. We focus on acquiring, developing and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

We were incorporated in Maryland as a corporation on October 9, 2014 and did not have any meaningful operations until the completion of the formation transactions and our initial public offering on February 11, 2015. In connection with our initial public offering, we engaged in certain formation transactions, or the formation transactions, pursuant to which our operating partnership acquired (i) 15 properties previously owned by the Easterly Funds (as defined below), (ii) 14 properties previously owned by Western Devcon, Inc., a private real estate company, and a series of related entities beneficially owned by Michael P. Ibe, which we refer to collectively as Western Devcon and (iii) all of the ownership interests in the management entities (as defined below). After our initial public offering, we acquired two properties in the second quarter of 2015, one property in the third quarter of 2015 and four properties in the fourth quarter of 2015.

Our predecessor means Easterly Partners, LLC and its consolidated subsidiaries, including (i) all entities or interests in U.S. Government Properties Income and Growth Fund L.P., U.S. Government Properties Income and Growth Fund REIT, Inc. and the related feeder and subsidiary entities, which we refer to, collectively, as Easterly Fund I, (ii) all entities or interests in U.S. Government Properties Income and Growth Fund II, LP, USGP II REIT LP, USGP II (Parallel) Fund, LP and their related feeders and subsidiary entities, which we refer to, collectively, as Easterly Fund II and, together with Easterly Fund I, we refer to as the Easterly Funds and (iii) the entities that managed the Easterly Funds, which we refer to as the management entities.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We own approximately 60.9% of the aggregate operating partnership units in our operating partnership. We intend to elect to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015.

Since our initial public offering and the formation transactions occurred on February 11, 2015, the results of operations and financial condition for the entities acquired by us in connection with our initial public offering and related formation transactions are not included in certain historical financial statements. More specifically, our results of operations and financial condition for the year ended December 31, 2014 reflect the results of operations and financial condition for our predecessor. Our results of operations for the year ended December 31, 2015 reflect the results of operation and financial condition for our predecessor together with the entities we acquired at and after the time of our initial public offering. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of office and other commercial properties, including properties leased to the U.S. Government, through the following competitive strengths:

•

High Quality Portfolio Leased to Mission-Critical U.S. Government Agencies. We are the only internally managed public REIT that focuses primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies, primarily through the GSA. We wholly own 36 high quality properties in the United States that are currently 100% leased, including 33 properties leased primarily to U.S. Government tenant agencies. As of December 31, 2015, the weighted average age of our properties was approximately twelve years, and the weighted average remaining lease term was approximately 7 years. A majority of our properties are leased to U.S. Government agencies that serve mission-critical functions and are of high importance within the hierarchy of these agencies. These properties generally meet our investment criteria, which target major federal buildings of Class A construction that are less than 20 years old, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, are in strategic locations to facilitate the tenant agency’s mission, include build-to-suit features and are focused on environmental sustainability.

•

U.S. Government Tenant Base with Strong History of Renewal. Our GSA leases are backed by the full faith and credit of the U.S. Government, are paid for through the Federal Buildings Fund and are not subject to direct federal appropriations. Furthermore, the GSA has never experienced a financial default. In addition to stable rent payments, our GSA leases typically have initial total terms of ten to 20 years with renewal leases having terms of five to ten years. GSA leases governing properties similar to the properties that we target have historically had high renewal rates, which limit operational risk. We believe that the strong credit quality of our U.S. Government tenant base, our long-term leases, the likelihood of lease renewal and the high tenant recovery rate for our property-related operating expenses contribute to the stability of our operating cash flows and expected distributions.

•

Experienced and Aligned Management Team. Our senior management team has a proven track record of sourcing, acquiring, developing and managing properties leased to U.S. Government agencies, primarily through the GSA. Our multidisciplinary team possesses complementary skills and experience that we expect will drive our business and growth strategies and includes the co-founders of our predecessor and the founder and president of a company specializing in the development of build-to-suit properties for the GSA. Collectively, our senior management team has been responsible for the acquisition of an aggregate of approximately 2.0 million square feet of GSA-leased properties and the development of approximately 1.1 million aggregate square feet of such properties. We believe that our management expertise provides us with a significant advantage over our competitors when pursuing acquisition opportunities and engaging the GSA in property development opportunities and by providing us with superior property management and tenant service capabilities.

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

•

Extensive Development Experience with U.S. Government-Leased Properties. Our senior management team has developed projects comprising approximately 4.2 million square feet, including 37 build-to-suit projects for the GSA as well as other corporate and government tenants. In the aggregate, our senior management team has developed 20 projects for the GSA. Development of government projects, particularly build-to-suit projects, requires expertise in GSA requirements and the needs of tenant agencies. Since 1994, members of our senior management team have developed an average of approximately 49,000 square feet per year of GSA-leased build-to-suit properties. We believe that our thorough understanding of the U.S. Government’s procurement processes and standards, our longstanding relationships with the GSA and other agencies of the U.S. Government, and our differentiated capabilities enables us to continue to compete effectively for U.S. Government development opportunities.

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

•

Growth-Oriented Capital Structure. As of December 31, 2015, we had approximately $83.8 million of mortgage indebtedness and $154.4 million outstanding under our senior unsecured revolving credit facility for a debt-to-capitalization ratio of 26.1%. None of our outstanding indebtedness is scheduled to mature until 2019.

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

Employees

As of December 31, 2015 we had 25 employees. None of our employees are represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

Financial Information about Industry Segments

Our principal business is the ownership and operation of Class A commercial properties that are leased to U.S. Government agencies. We do not distinguish or group our operations on a geographical basis when measuring performance. Accordingly, we believe we have a single reportable segment for disclosure purposes in accordance with GAAP.

Significant Tenants

Substantially all of our current rents come from U.S. Government tenant agencies, including rents paid through the GSA. As of December 31, 2015, our U.S. Government tenant agencies accounted for 96.2% of our annualized lease income. For further information on the composition of our tenant base, see “Item 2: Properties.”

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

Competition

We compete with numerous developers, real estate companies and other owners of commercial properties for acquisitions and pursuing buyers for dispositions. We expect that other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs and other well-capitalized investors will compete with us to acquire existing properties and to develop new properties. In addition, U.S. Government tenants are viewed as desirable tenants by other landlords because of their strong credit profile, and properties leased to U.S. Government tenant agencies often attract many potential buyers. This competition could increase prices for properties of the type we may pursue and adversely affect our profitability and impede our growth. In addition, substantially all of our properties face competition for tenants. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. This competition may affect our ability to attract and retain tenants, may reduce the rents we are able to charge and could have a material adverse effect on our business, financial condition and results of operations.

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

In recent years, in reaction to the Energy Policy Act of 2005, the U.S. Government has instituted “green lease” policies that include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property. In accordance with the U.S. Government’s general policy of preferring energy efficient buildings, the Energy Independence and Security Act of 2007 allows the GSA to prefer buildings for lease that have received an “Energy Star” label. This label is received by buildings that reach a specified level of energy efficiency. There are currently four properties in our portfolio that have received the “Energy Star” label.

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

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, or ADA to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe the existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We take advantage of certain of these exemptions, including the exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We will remain an “emerging growth company” until the earliest to occur of the last day of the fiscal year during which our total annual revenue equals or exceeds $1 billion (subject to adjustment for inflation); the last day of the fiscal year following the fifth anniversary of our initial public offering; the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

REIT Qualification

We intend to elect to be taxed as a REIT, commencing with our taxable year ended December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations. See “Item 1.A Risk Factors.”

Corporate Headquarters

Our principal executive offices are located at 2101 L Street NW, Suite 750 Washington, DC 20037, and our telephone number is 202-595-9500.

Available Information

Our website address is www.easterlyreit.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. To access these filings, go to the “Investor Resources” portion of our “Financial Information” page on our website, and then click on “SEC Filings.” You may also read and copy any document we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at http://www.sec.gov.

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

Substantially all of our current rents come from U.S. Government tenant agencies, including rents paid through the GSA. As of December 31, 2015, our U.S. Government tenant agencies accounted for 96.2% of our annualized lease income. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Due to such concentration, any failure by the U.S. Government to perform its obligations under its leases or a failure to renew its leases upon expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected properties are leased, and could decrease the ultimate value of the affected property upon sale and have a material adverse effect on our business, financial condition and results of operations.

Some of our leases with U.S. Government tenant agencies permit the tenant agency to vacate the property and discontinue paying rent prior to their lease expiration date.

Some of our leases are currently in the soft-term period of the lease and tenants under such leases have the right to vacate their space during a specified period before the stated terms of their leases expire. As of December 31, 2015, tenants occupying approximately 21.3% of our rentable square feet and contributing approximately 21.8% of our annualized lease income currently have exercisable rights to terminate their leases before the stated soft term of their lease expires. In 2016 and 2017 early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.9% and 4.5% of our rentable square feet and contribute an additional approximately 1.0% and 3.5% of our total annualized lease income, respectively. In particular, as of December 31, 2015, eight tenants had an exercisable right to terminate their lease before the soft term expires, including the lease at our IRS—Fresno property, which accounted for approximately 8.6% of our total annualized lease income. For fiscal policy reasons, security concerns or other reasons, some or all of our U.S. Government tenant agencies under leases within the soft-term period may decide to exercise their termination rights before the stated term of their lease expires. Such events, if they were to occur and we were not able to lease the vacant space to another tenant in a timely manner or at all, could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to renew leases or lease vacating space on favorable terms or at all as leases expire, which could adversely affect our business, financial condition and results of operations.

As of December 31, 2015, leases representing approximately 28.0% of our total annualized lease income and approximately 23.6% of the square footage of the properties in our portfolio will expire by the end of 2019. We may be unable to renew such expiring leases or our properties may not be released at net effective rental rates equal to or above the current average net effective rental rates.

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

As of December 31, 2015, three of our U.S. Government tenant agencies, the DEA, FBI and IRS, accounted for an aggregate of approximately 39.8% of our total rentable square feet and an aggregate of approximately 46.0% of our total annualized lease income. Each U.S. Government agency has its own customs, procedures, culture, needs and mission, which translate into different requirements for its leased space, and we work with the tenant agency to design and construct specialized, agency-specific enhancements. In addition, under the terms of our GSA leases, the GSA generally has the right to designate another U.S. Government agency to occupy all or a portion of the leased property. Therefore, a change in the mission of any one of these agencies, a significant reduction in the agency’s workforce, a relocation of personnel resources, other internal reorganization or a change in the tenant agency occupying the leased space, could affect our lease renewal opportunities and have a material adverse effect on our business, financial condition and results of operations.

We currently have a concentration of properties located in California and are exposed to changes in market conditions and natural disasters in this state.

Thirteen of our 36 properties are located in California, accounting for approximately 23.6% of our total rentable square feet and approximately 31.8% of our total annualized lease income as of December 31, 2015. As a result of this concentration, a material portion of our portfolio may be exposed to the effects of economic and real estate conditions in California markets, such as the supply of competing properties, general levels of employment and economic activity. In addition, historically, California has been vulnerable to natural disasters and we are therefore susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be negatively impacted.

We are subject to risks from natural disasters and climate change.

Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes or floods may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe, such as an earthquake affecting our properties in California, or destructive weather event, such as a tornado affecting our properties in Nebraska, may have a significant negative effect on our business, financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather. We also are exposed to risks associated with inclement winter weather, particularly on the Atlantic coast, a region in which some of our properties are located, including increased need for maintenance and repair of our buildings.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. As of December 31, 2015 we had approximately $238.2 million of indebtedness outstanding, including amounts outstanding under our senior unsecured revolving credit facility, and approximately $245.6 million of available borrowing capacity under our senior unsecured revolving credit facility. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and renovation activities or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out a smaller percentage of our taxable income (subject to the annual distribution requirements applicable to REITs under the Code). To the extent that we are able or choose to access capital at a higher cost than we have experienced in recent years, as reflected in higher interest rates for debt financing or a lower stock price for equity financing, our earnings per share and cash flow could be adversely affected. In addition, the price of common stock may fluctuate significantly or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. Our inability to sell our properties on favorable terms or at all could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations. In addition, real estate can at times be difficult to sell quickly at prices we find acceptable. The Internal Revenue Code of 1986, as amended, or the Code also imposes restrictions on REITs, which are not applicable to other types of real estate companies, with respect to the disposition of properties. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the properties in our portfolio promptly in response to changes in economic or other conditions.

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

As part of the formation transactions, we (through contributions to our operating partnership) acquired the properties and assets from the Easterly Funds and certain other assets from Western Devcon, subject to existing liabilities, some of which may be unknown. The indemnification periods for bringing claims against breaches of the representations, warranties and covenants made by each of the Easterly Funds and Western Devcon to us regarding the entities and assets that we acquired has expired. Because many liabilities, including tax liabilities, may not be identified within such period, we may have no recourse for such liabilities. Any unknown or unquantifiable liabilities that we have assumed in connection with the formation transactions for which we have no or limited recourse could adversely affect us.

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

In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals (as defined in the Code to include certain entities such as private foundations) at any time during the last half of any taxable year (beginning with our second taxable year as a REIT). In addition, if the owners of 50% or more of certain entities included in the Easterly Funds that are intended to qualify for taxation as REITs, each of which we refer to as an Easterly Fund REIT were to own 50% or more in value of our capital stock, we would be treated as a successor to the Easterly Fund REIT, and our ability to elect REIT status for a certain period would depend on that Easterly Fund REIT’s qualification as a REIT. In order to help us qualify as a REIT and not be treated as a successor to an Easterly Fund REIT, our charter generally prohibits (A) any person or entity from actually or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, (i) more than 7.1% (in value or in number of shares, whichever is more restrictive) of the issued and outstanding shares of any class or series of our stock or (ii) more than 7.1% in value of the aggregate of the outstanding shares of all classes and series of our stock (the “ownership limits)” and (B) the owners of 50% or more of an Easterly Fund REIT from owning 50% or more of us, applying certain attribution of ownership rules. These ownership restrictions may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of our common stock. In connection with the formation transactions and the concurrent private placement, our board of directors has granted waivers from the ownership limit contained in our charter to Michael P. Ibe, Easterly Fund I and Easterly Fund II to own up to approximately 21%, 22% and 28%, respectively, of our outstanding common stock in the aggregate.

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

•	redemption rights for holders of common units beginning on or about May 11, 2016;
•	a requirement that we may not be removed as the general partner of our operating partnership without our consent;
•	transfer restrictions on common units; and
•

our ability, as general partner, in some cases, to amend the partnership agreement and to cause the operating partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our operating partnership without the consent of the limited partners.

In addition, Easterly Government Properties, Inc. may not transfer any of its interest in our operating partnership, withdraw as general partner of our operating partnership or consummate a fundamental transaction, including mergers, consolidations and sales of all or substantially all of its assets, subject to certain limited exceptions, without partnership approval, as such term is defined in the partnership agreement of our operating partnership. Partnership approval is obtained when the sum of (a) the number of common units issued in the formation transactions and consenting to the transaction that are held by Western Devcon, the Easterly Funds and Easterly Capital plus (b) the product of (x) the number of common units held by Easterly Government Properties, Inc. and its subsidiaries multiplied by (y) the percentage of the votes that were cast in favor of the transaction by the holders of shares of our common stock, exceeds 50% of the aggregate number of common units issued in the formation transactions and common units held by Easterly Government Properties, Inc. and its subsidiaries outstanding at such time. This right to vote by certain holders of common units on a transfer or assignment of Easterly Government Properties, Inc.’s interest in our operating partnership, withdrawal as general partner of our operating partnership and consummation of a fundamental transaction will permanently terminate at such time as we own more than 85% of the aggregate of (a) the outstanding common units held by us and (b) the common units issued in the formation transactions that are held by Western Devcon, the Easterly Funds and Easterly Capital, their respective affiliates and direct or indirect investors. As of December 31, 2015, Western Devcon, the Easterly Funds and Easterly Capital owned an aggregate of approximately 39.1% of the outstanding common units and Easterly Government Properties, Inc. owned approximately 60.9% of the outstanding common units.

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

Our policies, including any policies with respect to investments, leverage, financing, growth, debt and capitalization, are determined by our board of directors or those committees or officers to whom our board of directors may delegate such authority. Our board of directors also establishes the amount of any dividends or other distributions that we may pay to our stockholders. Our board of directors or the committees or officers to which such decisions are delegated have the ability to amend or revise these and our other policies at any time without stockholder vote. Accordingly, our stockholders are not entitled to approve changes in our policies.

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

In addition, our charter authorizes us to obligate us, and our bylaws require us, to indemnify our directors for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our charter and bylaws also authorize us to indemnify our officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law and indemnification agreements that we have entered into with our executive officers require us to indemnify such officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited with respect to directors and may be limited with respect to officers. In addition, we will be obligated to advance the defense costs incurred by our directors and our executive officers pursuant to indemnification agreements, and may, in the discretion of our board of directors, advance the defense costs incurred by our officers, our employees and other agents, in connection with legal proceedings.

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

Each of Michael P. Ibe, a Director and our Executive Vice President—Development and Acquisitions, the Easterly Funds and Easterly Capital, LLC, which are all controlled by Darrell W. Crate, our Chairman, own a substantial beneficial interest in our company on a fully diluted basis and each has the ability to exercise significant influence on our company.

As of December 31, 2015 Michael P. Ibe, a Director and our Executive Vice President—Development and Acquisitions, owned approximately 14.6% of our outstanding common stock on a fully diluted basis and the Easterly Funds and Easterly Capital, LLC, which are all controlled by Darrell W. Crate, our Chairman, owned approximately 50.7% of our company’s common stock on a fully diluted basis. Consequently, Mr. Ibe and the Easterly Funds may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. As a result, Mr. Ibe and the Easterly Funds could exercise their influence in a manner that conflicts with the interests of other stockholders.

If there are deficiencies in our disclosure controls and procedures or internal control over financial reporting, we may be unable to accurately present our financial statements, which could materially and adversely affect us, including our business, reputation, results of operations, financial condition or liquidity.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning this year, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. As an emerging growth company, we are availing ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We do not own the Easterly name, but have entered into a license agreement with Easterly Capital, LLC, consenting to our use of the Easterly logo and name. Use of the name by other parties or the termination of our license agreement may have a material adverse effect on our business, financial condition and results of operations.

We have entered into a perpetual license agreement with Easterly Capital, pursuant to which it grants us a perpetual, royalty-free license to use the Easterly logo and the Easterly name and variations thereof, which license is exclusive to business activities involving properties to be leased to or developed for governmental entities, including properties leased to the GSA. We have a right to use this logo and name for so long as we are not in breach of the terms of the license agreement. Easterly Capital retains the right to continue using the Easterly name. We will be unable to preclude Easterly Capital from licensing or transferring the ownership of the Easterly name to third parties, except in the limited circumstance where our license is exclusive. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Easterly Capital or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using the Easterly name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness and Financing

We have a substantial amount of indebtedness that may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2015 have approximately $238.2 million of indebtedness outstanding, including amounts outstanding under our $400.0 million senior unsecured revolving credit facility. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Code. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Certain mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. As of December 31, 2015, we had $83.8 million of combined U.S. property mortgages and other secured debt. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants and our future senior unsecured revolving credit facility will, and other future debt may, require us to maintain various financial ratios. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. Early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2015, we had $170.1 million of outstanding consolidated debt subject to instruments, which bear interest at variable rates, and we expect that we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

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

The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into (i) to manage the risk of interest rate changes with respect to borrowings incurred or to be incurred to acquire or carry real estate assets, (ii) to manage the risk of currency fluctuations with respect to any item of income or gain (or any property that generates such income or gain) that constitutes “qualifying income” for purposes of the 75% or 95% gross income tests applicable to REITs or (iii) for taxable years beginning on or after December 31, 2015, that hedges against transactions described in clauses (i) and (ii) and is entered into in connection with the extinguishment of debt or sale of property that are being hedged against by the transactions described in clauses (i) and (ii) and does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided that we comply with certain identification requirements pursuant to the applicable sections of the Code and Treasury Regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a “Taxable REIT Subsidiary,” or TRS. The use of a TRS could increase the cost of our hedging activities (because our TRS would be subject to tax on income or gain resulting from hedges entered into by it) or expose us to greater risks than we would otherwise want to bear. In addition, net losses in any of our TRSs will generally not provide any tax benefit except for being carried forward for use against future taxable income in the TRSs.

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

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We are eligible to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile and decline significantly.

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

A significant number of our outstanding shares of common stock are held by Western Devcon, the Easterly Funds and Easterly Capital, LLC who acquired shares in the formation transactions and the concurrent private placement in connection with our initial public offering. These shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. Certain of such shares held by Western Devcon, the Easterly Funds and Easterly Capital, LLC have registration rights pursuant to registration rights agreements that we have entered into with those investors. These related shares of common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock will be available for sale or resale, as the case may be. Such sales or resales, or the perception of such sales or resales, could depress the market price for our common stock. In addition, from and after 15 months following the closing of our initial public offering, limited partners of our operating partnership, other than us, will have the right to require our operating partnership to redeem part or all of their common units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the election to redeem, or, at our election, shares of our common stock on a one-for-one basis.

In addition, future sales of shares of common stock may be dilutive to existing stockholders.

The liquidation of certain private investment funds that contributed assets in our initial public offering could negatively impact the market price of our shares of common stock.

Until on or about May 11, 2016, Easterly Fund I and Easterly Fund II will remain outstanding as holders of 10,341,712 shares of common stock and 8,635,714 common units issued in the formation transactions and the concurrent private placement in connection with our initial public offering, representing 47.8% of outstanding shares of common stock on a fully-diluted basis, as of March 2, 2016. At such time, shares of common stock and common units held by each of Easterly Fund I and Easterly Fund II will be distributed to investors in Easterly Fund I and Easterly Fund II.  In connection with such distribution, certain of our directors and executive officers may also be entitled to receive additional shares of our common stock and/or common units, based on their proportionate ownership in Easterly Fund I and Easterly Fund II.  If investors in Easterly Fund I and Easterly Fund II, following the liquidation of such funds, sell, or indicate their intention to sell, substantial amounts of our common stock in the public market, the trading price of our shares of common stock could decline materially. The perception in the market that these sales may occur could also cause the trading price of our shares of common stock to decline.

Risks Related to Our Status as a REIT

Failure to qualify or to maintain our qualification as a REIT would have significant adverse consequences to the value of our common stock.

We intend to elect and to operate in a manner that allows us to qualify as a REIT commencing with our taxable year ended December 31, 2015. The Code generally requires that a REIT distribute at least 90% of its taxable income (without regard to the dividends paid deduction and excluding net capital gains) to stockholders annually, and a REIT must pay income tax, including any applicable alternative minimum tax, at regular corporate rates to the extent that it distributes less than 100% of its taxable income (including capital gains) in a given year. In addition, a REIT is required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions it makes in a calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. To avoid entity-level U.S. federal income and excise taxes, we anticipate distributing at least 100% of our taxable income.

We believe that we have been and will continue to be owned and organized, and have operated and will operate, in a manner that allows us to qualify as a REIT commencing with our taxable year ended December 31, 2015. However, we cannot assure you that we have been and will continue to be owned and organized and have operated and will operate as such. Qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. We have not requested and do not intend to request a ruling from the IRS that we qualify as a REIT. The complexity of these provisions and of the applicable Treasury Regulations is greater in the case of a REIT that, like us, holds its assets through one or more partnerships. Moreover, in order to qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding stock, the absence of inherited retained earnings from non-REIT periods and the amount of our distributions. Our ability to satisfy the asset tests imposed on REITs depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT gross income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our gross income and assets on an ongoing basis. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for U.S. federal income tax purposes or the U.S. federal income tax consequences of such qualification. Accordingly, it is possible that we may not meet the requirements for qualification as a REIT.

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

After 15 months following our initial public offering on February 11, 2015, we expect that an entity included in the Easterly Funds that intends to qualify for taxation as a REIT, which we refer to as an Easterly Fund REIT, may tender common units for redemption and liquidate. If we elect to issue shares of our common stock to acquire the common units tendered by the Easterly Fund REIT, the acquisition and liquidation may qualify as a tax-deferred corporate reorganization for U.S. federal income tax purposes. In that case, we would inherit the tax basis of the Easterly Fund REIT in the common units that we acquire. As a result of such a carryover tax basis, we may be allocated less depreciation, and additional gain on sale, with respect to our properties, than would be the case if we acquired such common units in a taxable transaction. In addition, if the acquisition of common units from the Easterly Fund REIT in exchange for shares of our common stock qualified as a tax-deferred reorganization, but the Easterly Fund REIT failed to qualify as a REIT prior to the acquisition, we could be subject to a corporate level tax if we sell properties held by us at the time of the acquisition of common units from the Easterly Fund REIT in a taxable transaction within five years following the tax deferred reorganization. The corporate tax applies to the lesser of (i) our gain on such sale, or (ii) that portion of the built-in gain at the time of the acquisition from the Easterly Fund REIT that is attributable to the common units acquired from such Easterly Fund REIT. Gain from a sale of such an asset occurring after the five-year period ends would not be subject to this tax. In such circumstances we also would inherit any undistributed non-REIT earnings and profits of the Easterly Fund REIT, which we would need to distribute by the end of the year of the acquisition.

Our REIT status may depend on the REIT status of an Easterly Fund REIT.

If the owners of 50% or more of any Easterly Fund REIT were to acquire 50% or more of our stock, we could be deemed a “successor” to such Easterly Fund REIT for purposes of the REIT rules. Successor treatment would mean that our election to be taxed as a REIT could be terminated if it were determined that the applicable Easterly Fund REIT had failed to qualify as a REIT for a prior period. We do not intend to issue stock in exchange for common units held by an Easterly Fund REIT if we believe it could cause us to be treated as its successor, which may require us to redeem common units for cash when we otherwise would prefer to pay in shares of our common stock. Our charter contains ownership restrictions that will prevent any overlapping ownership that would cause us to be a successor of an Easterly Fund REIT, and we intend to enforce such provisions.

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

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may, for instance, hinder our ability to make certain otherwise attractive investments or undertake other activities that might otherwise be beneficial to us and our stockholders, or may require us to borrow or liquidate investments in unfavorable market conditions and, therefore, may hinder our investment performance. As a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, U.S. Government securities and qualified “real estate assets.” The remainder of our investments in securities (other than cash, cash items, U.S. Government securities, securities issued by a TRS and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than cash, cash items, U.S. Government securities, securities issued by a TRS and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (for taxable years beginning before January 1, 2018) or 20% (for taxable years beginning on or after January 1, 2018) of the value of our total assets can be represented by securities of one or more TRSs. Further, even though for taxable years beginning after December 31, 2015, debt instruments issued by a publicly traded REIT that are not secured by a mortgage on real property are qualifying real estate assets, no more than 25% of the value of our total assets can be represented by such assets. After meeting these requirements at the close of a calendar quarter, if we fail to comply with these requirements at the end of any subsequent calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate from our portfolio or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

We earn fees from certain tenant improvement services and other non-customary services provided to our tenants. Gross income from such services generally may only constitute qualifying income for purposes of the 75% and 95% gross income tests to the extent that it is attributable to services provided to our tenants in connection with the entering into or renewal of a lease. In addition, services provided to our tenants other than in such circumstances might constitute non-customary services. As a result, to the extent that we provide tenant improvement services to tenants other than in connection with the entering into or renewal of a lease, we provide such services through a TRS, which is subject to full corporate tax with respect to such income.

Although our use of TRSs may partially mitigate the impact of meeting certain requirements necessary to maintain our qualification as a REIT, there are limits on our ability to own and engage in transactions with TRSs, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (for taxable years beginning before January 1, 2018) or 20% (for taxable years beginning on or after January 1, 2018) of the value of a REIT’s assets may consist of securities of one or more TRSs. In addition, rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm’s-length basis. We have jointly elected with one subsidiary for such subsidiary to be treated as a TRS for U.S. federal income tax purposes. This subsidiary and any other TRSs that we form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 25% (for taxable years beginning before January 1, 2018) or 20% (for taxable years beginning on or after January 1, 2018) of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We wholly own 36 properties, including 33 properties with approximately 2.4 million rentable square feet that are leased primarily to U.S. Government tenants and three properties with approximately 0.3 million rentable square feet that are entirely leased to private tenants. As of December 31, 2015, our properties were 100% leased with a weighted average annualized lease income per leased square foot of $32.52 and a weighted average age of approximately twelve years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our properties as of December 31, 2015 is set forth in the table below:

Property Name	Location	Property Type	Tenant Lease Expiration Year (1)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S Government Leased
IRS - Fresno	Fresno, CA	Office	2018		180,481	$7,311,804	8.6%	$40.51
PTO - Arlington	Arlington, VA	Office	2019 / 2020	(2)	189,871	6,443,253	7.5%	33.93
FBI - San Antonio	San Antonio, TX	Office	2021		148,584	4,978,027	5.8%	33.50
FBI - Omaha	Omaha, NE	Office	2024		112,196	4,577,685	5.4%	40.80
ICE - Charleston (3)	North Charleston, SC	Office	2019 / 2027	(4)	86,733	3,631,287	4.2%	41.87
DOT - Lakewood	Lakewood, CO	Office	2024		122,225	3,345,895	3.9%	27.37
USCIS - Lincoln	Lincoln, NE	Office	2020		137,671	3,233,441	3.8%	23.49
AOC - El Centro (5)	El Centro, CA	Courthouse/Office	2019		46,813	3,031,651	3.5%	64.76
DEA- Pleasanton	Pleasanton, CA	Laboratory	2035		42,480	2,782,916	3.3%	65.51
USFS II - Albuquerque	Albuquerque, NM	Office	2026	(6)	98,720	2,760,931	3.2%	27.97
DEA - Vista	Vista, CA	Laboratory	2020		54,119	2,746,951	3.2%	50.76
FBI - Richmond	Richmond, VA	Office	2021		96,607	2,720,061	3.2%	28.16
AOC - Del Rio (5)	Del Rio, TX	Courthouse/Office	2024		89,880	2,628,626	3.1%	29.25
USFS I - Albuquerque	Albuquerque, NM	Office	2021	(7)	92,455	2,628,014	3.1%	28.42
DEA - Dallas Lab	Dallas, TX	Laboratory	2021		49,723	2,355,895	2.8%	47.38
MEPCOM - Jacksonville	Jacksonville, FL	Office	2025		30,000	2,152,165	2.5%	71.74
FBI - Little Rock	Little Rock, AR	Office	2021		101,977	2,134,218	2.5%	20.93
CBP - Savannah	Savannah, GA	Laboratory	2033		35,000	2,105,832	2.5%	60.17
DEA - Santa Ana	Santa Ana, CA	Office	2024		39,905	2,091,508	2.5%	52.41
DOE - Lakewood	Lakewood, CO	Office	2029		115,650	2,058,570	2.4%	17.80
ICE - Otay	San Diego, CA	Office	2017 - 2026	(8)	52,881	1,784,045	2.1%	36.07
DEA - Dallas	Dallas, TX	Office	2021		71,827	1,778,023	2.1%	24.75
CBP - Chula Vista	Chula Vista, CA	Office	2018		59,397	1,748,955	2.0%	29.45
DEA - North Highlands	Sacramento, CA	Office	2017		37,975	1,712,451	2.0%	45.09
CBP - Sunburst	Sunburst, MT	Office	2028		33,000	1,579,754	1.9%	47.87
USCG - Martinsburg	Martinsburg, WV	Office	2027		59,547	1,569,809	1.8%	26.36
AOC - Aberdeen (5)	Aberdeen, MS	Courthouse/Office	2025		46,979	1,453,904	1.7%	30.95
DEA - Albany	Albany, NY	Office	2025		31,976	1,331,405	1.6%	41.64
DEA - Otay (9)	San Diego, CA	Office	2017		32,560	1,292,353	1.5%	39.69
DEA - Riverside	Riverside, CA	Office	2017		34,354	1,276,031	1.5%	37.14
SSA - Mission Viejo	Mission Viejo, CA	Office	2020		11,590	533,173	0.6%	46.00
SSA - San Diego	San Diego, CA	Office	2017		11,743	429,473	0.5%	36.57
DEA - San Diego	San Diego, CA	Warehouse	2016		16,100	399,908	0.5%	24.84
Subtotal					2,371,019	$82,608,014	96.8%	$34.89
Privately Leased
2650 SW 145th Avenue - Parbel of Florida	Miramar, FL	Warehouse/Distribution	2022	(10)	81,721	1,658,749	1.9%	20.30
5998 Osceola Court - United Technologies	Midland, GA	Warehouse/Manufacturing	2023	(11)	105,641	574,505	0.7%	5.44
501 East Hunter Street - Lummus Corporation	Lubbock, TX	Warehouse/Distribution	2028	(12)	70,078	518,885	0.6%	7.40
Subtotal					257,440	$2,752,139	3.2%	$10.69
Total / Weighted Average					2,628,459	$85,360,153	100.0%	$32.52

(1)	The year of lease expiration does not include renewal options. All leases with renewal options are noted in the following footnotes to this table.
(2)	168,468 rentable square feet leased to the PTO will expire on March 31, 2019, and 21,403 rentable square feet leased to the PTO will expire on January 7, 2020.

(3)	This property is only partially leased to the U.S. Government. LifePoint, Inc. occupies 21,609 rentable square feet.
(4)	21,609 rentable square feet leased to LifePoint, Inc. will expire on September 30, 2019, and 65,124 rentable square feet leased to ICE will expire on January 31, 2027.
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

Our assets are located throughout the United States. The following chart sets forth the geographic diversification of our properties, by market, based on the GSA’s definition of regions, as of December 31, 2015:

Location	Market	Number of Properties	Number of Leases	Rentable Square Feet	Percentage of Total Rentable Square Feet	Percent Leased	Annualized Lease Income	Percentage of Total Annualized Lease Income
State
California	Pacific Rim	13	17	620,398	23.6%	99%	$27,141,219	31.8%
Texas	Greater Southwest	5	5	430,092	16.4%	100%	12,259,456	14.4%
Virginia	National Capital	2	3	286,478	10.9%	100%	9,163,314	10.7%
Nebraska	The Heartland	2	2	249,867	9.5%	100%	7,811,126	9.2%
Colorado	Rocky Mountain	2	2	237,875	9.0%	100%	5,404,465	6.3%
New Mexico	Greater Southwest	2	2	191,175	7.3%	100%	5,388,945	6.3%
Florida	Southeast Sunbelt	2	2	111,721	4.2%	100%	3,810,914	4.5%
South Carolina	Southeast Sunbelt	1	2	86,733	3.3%	100%	3,631,287	4.3%
Georgia	Southeast Sunbelt	2	2	140,641	5.3%	100%	2,680,337	3.1%
Arkansas	Greater Southwest	1	1	101,977	3.9%	100%	2,134,218	2.5%
Montana	Rocky Mountain	1	1	33,000	1.3%	100%	1,579,754	1.8%
West Virginia	Mid-Atlantic	1	1	59,547	2.3%	100%	1,569,809	1.8%
Mississippi	Southeast Sunbelt	1	1	46,979	1.8%	100%	1,453,904	1.7%
New York	Northeast	1	1	31,976	1.2%	100%	1,331,405	1.6%
Total / Weighted Average		36	42	2,628,459	100.0%	100%	$85,360,153	100.0%
Market
Pacific Rim		13	17	620,398	23.6%	99%	$27,141,219	31.8%
Greater Southwest(1)		8	8	723,244	27.5%	100%	19,782,619	23.2%
Southeast Sunbelt(1)		6	7	386,074	14.7%	100%	11,576,442	13.6%
National Capital		2	3	286,478	10.9%	100%	9,163,314	10.7%
The Heartland		2	2	249,867	9.5%	100%	7,811,126	9.1%
Rocky Mountain		3	3	270,875	10.3%	100%	6,984,219	8.2%
Mid-Atlantic		1	1	59,547	2.3%	100%	1,569,809	1.8%
Northeast		1	1	31,976	1.2%	100%	1,331,405	1.6%
Total / Weighted Average		36	42	2,628,459	100.0%	100%	$85,360,153	100.0%

(1)	Three properties entirely leased to private tenants are located in the Southeast Sunbelt (two properties) and Greater Southwest regions.

Our portfolio has a stable tenant base that is diversified among U.S. Government agencies. Our U.S. Government tenant agencies include a number of the U.S. Government’s largest and most essential agencies, such as the DEA, FBI and CBP. Our private tenants are Parbel of Florida, a subsidiary of L’Oreal SA, United Technologies, LifePoint, Inc. and Lummus Corporation. As of December 31, 2015, our properties were 100% occupied by 19 tenants. The following table provides information about the tenants that occupied our properties as of December 31, 2015:

Tenant	Number of Properties	Number of Leases	Weighted Average Remaining Lease Term(1)	Leased Square Feet	Percentage of Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income
U.S Government
Drug Enforcement Administration(2) (“DEA”)	10	10	6.3	405,206	15.4%	$17,536,715	20.5%
Federal Bureau of Investigation (“FBI”)	4	4	6.2	459,364	17.5%	14,409,991	16.9%
Internal Revenue Service (“IRS”)	1	1	2.9	180,481	6.9%	7,311,804	8.6%
Administrative Office of the U.S. Courts (“AOC”)	3	3	7.3	183,672	7.0%	7,114,181	8.3%
Patent and Trademark Office (“PTO”)	1	2	3.3	189,871	7.2%	6,443,253	7.6%
Customs and Border Protection (“CBP”)	3	3	9.2	127,397	4.9%	5,434,541	6.4%
U.S. Forest Service (“USFS”)	2	2	8.1	191,175	7.3%	5,388,945	6.3%
Immigration and Customs Enforcement(2)(3) (“ICE”)	2	4	8.3	111,422	4.3%	4,871,185	5.7%
Department of Transportation(3) (“DOT”)	1	2	8.3	129,659	4.9%	3,560,790	4.2%
U.S. Citizenship and Immigration Services (“USCIS”)	1	1	4.7	137,671	5.2%	3,233,441	3.8%
Military Entrance Processing Command (“MEPCOM”)	1	1	9.8	30,000	1.1%	2,152,165	2.5%
Department of Energy (“DOE”)	1	1	13.9	115,650	4.4%	2,058,570	2.4%
U.S. Coast Guard (“USCG”)	1	1	12.0	59,547	2.3%	1,569,809	1.8%
Social Security Administration (“SSA”)	2	2	3.4	23,333	0.9%	962,646	1.1%
U.S. Department of Agriculture(3) (“USDA”)	0	1	10.0	1,538	0.1%	48,570	0.1%
Subtotal	33	38	6.8	2,345,986	89.4%	$82,096,606	96.2%

Private Tenants
Parbel of Florida	1	1	6.9	81,721	3.1%	$1,658,749	1.9%
United Technologies (Pratt & Whitney)	1	1	8.0	105,641	4.0%	574,505	0.7%
Lummus Corporation	1	1	12.6	70,078	2.7%	518,885	0.6%
LifePoint, Inc.	0	1	3.8	21,609	0.8%	511,408	0.6%
Subtotal	3	4	8.5	279,049	10.6%	$3,263,547	3.8%
Total / Weighted Average	36	42	7.0	2,625,035	100.0%	$85,360,153	100.0%

(1)	Weighted based on leased square feet.
(2)

The DEA-Otay property is primarily occupied by the DEA. However, ICE occupies approximately 17.9% of the total leased square footage of the property. The weighted average remaining lease term, leased square feet, annualized lease income and percentage of total annualized lease income have been adjusted accordingly.

(3)

The ICE-Otay property is primarily occupied by the ICE. However, the DOT and the USDA occupy approximately 15.0% and 3.1% of the total leased square footage of the property, respectively. The weighted average remaining lease term, leased square feet, annualized lease income and percentage of total annualized lease income have been adjusted accordingly.

As of December 31, 2015, less than seven percent of our leases, based on square footage and total annualized lease income, were scheduled to expire before 2018. Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. In recent years the GSA has increasingly entered into leases with “soft-term” periods. We believe that, from the GSA’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties (approximately 14 years), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of December 31, 2015.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
Signed leases not commenced	0	N/A	N/A	N/A	N/A	N/A
2016	1	16,100	0.6%	$399,908	0.5%	$24.84
2017	5	129,276	4.9%	5,193,435	6.1%	40.17
2018	2	239,878	9.1%	9,060,759	10.6%	37.77
2019	3	236,890	9.0%	9,227,581	10.8%	38.95
2020	4	224,783	8.6%	7,272,296	8.5%	32.35
2021	7	572,728	21.8%	17,010,820	19.9%	29.70
2022	3	105,441	4.0%	2,494,515	2.9%	23.66
2023	1	105,641	4.0%	574,505	0.7%	5.44
2024	4	364,206	13.9%	12,643,714	14.8%	34.72
2025	3	108,955	4.2%	4,937,474	5.8%	45.32
Thereafter	9	521,137	19.9%	16,545,146	19.4%	31.75
Total / Weighted Average	42	2,625,035	100%	$85,360,153	100.0%	$32.52

(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of December 31, 2015, eight tenants occupying approximately 21.3% of our rentable square feet and contributing approximately 21.8% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires. In 2016 and 2017 early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.9% and 4.5% of our rentable square feet and contribute an additional 1.0% and 3.5% of our annualized lease income, respectively.

Item 3. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock began trading on the NYSE under the symbol “DEA” on February 6, 2015. Prior to that time there was no public market for our common stock. The following table sets forth, for the indicated period, the high and low sales prices for our common stock, as reported on the NYSE:

	High	Low
First Quarter 2015 (February 6, 2015 through March 31, 2015)	$16.86	$15.18
Second Quarter 2015	$16.59	$15.25
Third Quarter 2015	$16.40	$15.25
Fourth Quarter 2015	$18.82	$15.71

We had eight stockholders of record of our common stock as of March 2, 2016. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Distribution Policy

In order to maintain our qualification as a REIT under the Internal Revenue Code, we must distribute at least 90% of our taxable income to shareholders. We intend to pay regular quarterly distributions to holders of common stock in a manner to satisfy this requirement. Any distributions we make will be at the discretion of our board of directors and will be dependent upon a number of factors, including prohibitions or restrictions under financing agreements or applicable law and other factors described herein. We anticipate distributing all of our taxable income. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for distributions and for a discussion of factors, if any, which may adversely affect our ability to make distributions to our shareholders.

The following table sets forth quarterly dividends that have been declared by our board of directors on our common stock for the fiscal year ended December 31, 2015:

For the Three Months Ended:	Dividend Per Share		Date Paid
December 31, 2015	$0.22		March 25, 2016
September 30, 2015	0.22		December 3, 2015
June 30, 2015	0.21		September 3, 2015
March 31, 2015	0.11	(1)	June 3, 2015
Total 2015	$0.76

(1)	quarterly cash dividend of $0.11 per share of common stock reflects 49 day period in the quarter ended March 31, 2015 during which we were a public company

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

In connection with the formation transactions on February 11, 2015, each of the Easterly Funds and the owner of the management entities contributed their interests in their property-owning subsidiaries to our operating partnership in exchange for 3,308,000 shares of common stock and 9,771,120 common units of our operating partnership. Western Devcon contributed its interest in 14 properties to our operating partnership in exchange for 5,759,819 common units of our operating partnership. On October 21, 2015, we acquired a 42,480 square foot Drug Enforcement Administration regional laboratory in Pleasanton, CA from Western

Devcon in exchange for 12,500 common units of our operating partnership.  The shares of common stock and common units in our operating partnership were issued pursuant to the exemption provided under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Use of Proceeds from Registered Securities

On February 5, 2015, the SEC declared effective our Registration Statement on Form S-11 (File No. 333- 201251) in connection with our initial public offering, pursuant to which we registered and sold 13,800,000 shares of our common stock for an aggregate offering amount of $207 million. The offering was completed on February 11, 2015. The net proceeds of our initial public offering were approximately $191.6 million after deducting underwriting discounts and commissions of approximately $13.5 million and estimated offering expenses of approximately $1.9 million. Citigroup Global Markets Inc., Raymond James & Associates, Inc. and RBC Capital Markets, LLC acted as joint book-running managers for our initial public offering and as representatives of the underwriters.

We contributed the net proceeds from the offering and the concurrent private placement to our operating partnership in exchange for common units and our operating partnership used the net proceeds received from us and a portion of the borrowings under the senior unsecured revolving credit facility to repay approximately $293.4 million in outstanding indebtedness including applicable repayment costs, defeasance costs, settlement of interest rate swap liabilities and other costs and fees associated with such repayments and approximately $1.3 million related to our acquisition of Western Devcon.

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders(1)	—	$—	465,292
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	465,292

(1)

Includes 1,782,000 LTIP units that, upon the satisfaction of certain conditions, may be issued and are convertible into common units, which may then be redeemed for cash, or at our option, an equal number of shares of common stock, subject to certain restrictions.  Also includes 26,667 shares of restricted common stock. There is no exercise price associated with LTIP units or the shares of restricted common stock.

Performance Graph

The following performance chart compares the cumulative total stockholder return of DEA’s common stock with the cumulative total return of the Russell 2000 Index and the cumulative total return of the FTSE NAREIT Equity REITs Index. The FTSE NAREIT Equity REITs Index represents performance of all publicly-traded US Equity REITs not designated as Timber REITs or Infrastructure REITs.  The chart covers the period from February 6, 2015 through December 31, 2015 and assumed that $100 was invested in our common stock and in each index on February 6, 2015 and that all dividends were reinvested. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

Recent Purchases of Equity Securities

None.

Item 6. Selected Financial Data

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

The financial information analyzed below summarizes the combined results of operations for both Easterly (for the period subsequent to the initial public offering of February 11, 2015 through December 31, 2015) and our predecessor for the years ended December 31, 2015, 2014 and 2013.

Since the information presented below is only a summary, the following should be reviewed in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes thereto.

	For the year ended December 31,
(Amounts in thousands)	2015	2014	2013
Revenues
Rental income	$64,942	$—	$—
Tenant reimbursements	6,233	—	—
Other income	203	—	—
Income from real estate investments	—	6,324	4,006
Total revenues	71,378	6,324	4,006
Operating Expenses
Property operating	13,340	—	—
Real estate taxes	6,983	—	—
Depreciation and amortization	33,561	—	—
Acquisition costs	2,887	—	—
Formation expenses	1,666	—	—
Corporate general and administrative	8,817	9,117	4,281
Fund general and administrative	75	819	1,299
Total expenses	67,329	9,936	5,580
Operating income (loss)	4,049	(3,612)	(1,574)
Other (expenses) / income
Interest expense	(4,972)	—	—
Net realized gain (loss) on investments	—	40	—
Net unrealized gain (loss) on investments	(5,122)	71,357	27,641
Net income (loss)	$(6,045)	$67,785	$26,067

	For the year ended December 31,
	2015	2014	2013
Real estate investments, at fair value	$—	$267,683	$173,099
Real estate properties, net	$772,007	$—	$—
Total equity	$619,894	$297,184	$176,684

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the audited consolidated financial statements and related notes thereto as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 and the sections entitled “Risk Factors”, “Forward Looking Statements”, “Business”, and “Properties” contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Forward Looking Statements.” As used in this section, “we,” “us,” and “our” refer to Easterly Government Properties, Inc. and “our predecessor” means Easterly Partners, LLC and its consolidated subsidiaries; including (i) all entities or interests in U.S. Government Properties Income and Growth Fund L.P., U.S. Government Properties Income and Growth Fund REIT, Inc. and the related feeder and subsidiary entities, which we refer to, collectively, as Easterly Fund I, (ii) all entities or interests in U.S. Government Properties Income and Growth Fund II, LP, USGP II REIT LP, USGP II (Parallel) Fund, LP and their related feeders and subsidiary entities, which we refer to, collectively, as Easterly Fund II, and together with Easterly Fund I, we refer to as the Easterly Funds and (iii) the entities that managed the Easterly Funds, which we refer to as the management entities.

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

As of December 31, 2015, we wholly owned 36 properties in the United States, including 33 properties that are leased primarily to U.S. Government tenant agencies and three properties that are entirely leased to private tenants, encompassing approximately 2.6 million square feet in the aggregate. We focus on acquiring, developing and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

We were incorporated in Maryland as a corporation on October 9, 2014 and did not have any meaningful operations until the completion of the formation transactions and our initial public offering on February 11, 2015. In connection with our initial public offering, we engaged in certain formation transactions, or the formation transactions, pursuant to which our operating partnership acquired (i) 15 properties previously owned by the Easterly Funds (as defined below), (ii) 14 properties previously owned by Western Devcon, Inc., a private real estate company, and a series of related entities beneficially owned by Michael P. Ibe, which we refer to collectively as Western Devcon and (iii) all of the ownership interests in the management entities (as defined below). After our initial public offering, we acquired two properties in the second quarter of 2015, one property in the third quarter of 2015 and four properties in the fourth quarter of 2015.

Our predecessor means Easterly Partners, LLC and its consolidated subsidiaries, including (i) all entities or interests in U.S. Government Properties Income and Growth Fund L.P., U.S. Government Properties Income and Growth Fund REIT, Inc. and the related feeder and subsidiary entities, which we refer to, collectively, as Easterly Fund I, (ii) all entities or interests in U.S. Government Properties Income and Growth Fund II, LP, USGP II REIT LP, USGP II (Parallel) Fund, LP and their related feeders and subsidiary entities, which we refer to, collectively, as Easterly Fund II and, together with Easterly Fund I, we refer to as the Easterly Funds and (iii) the entities that managed the Easterly Funds, which we refer to as the management entities.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We own approximately 60.9% of the aggregate operating partnership units in our operating partnership. We intend to elect to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015.

Since our initial public offering and the formation transactions occurred on February 11, 2015, the results of operations and financial condition for the entities acquired by us in connection with our initial public offering and related formation transactions are not included in certain historical financial statements. More specifically, our results of operations and financial condition for the year ended December 31, 2014 reflect the results of operations and financial condition for our predecessor. Our results of operations for the year ended December 31, 2015 reflect the results of operation and financial condition for our predecessor together with the entities we acquired at and after the time of our initial public offering. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition.

Financial information analyzed below reflects the audited financial statements as of December 31, 2015, included in the F pages of this Annual Report on Form 10-K.

Results of Operations

Prior to our initial public offering on February 11, 2015, the Easterly Funds, as controlled by our predecessor, qualified as investment companies pursuant to ASC 946 Financial Services – Investment Companies and, as a result, our predecessor’s consolidated financial statements accounted for the Easterly Funds using investment company accounting based on fair value. Subsequent to our initial public offering, as the properties contributed to us from the Easterly Funds are no longer held by funds that qualify for investment company accounting, we made a shift, in accordance with GAAP to account for the properties contributed by Easterly Funds and Western Devcon using historical cost accounting instead of investment company accounting, resulting in a significant change in the presentation of our consolidated financial statements following the formation transactions. The contribution of the investments of the Easterly Funds controlled by our predecessor to our operating partnership pursuant to the formation transactions is accounted for as transactions among entities under common control.

The contribution of the Western Devcon properties in the formation transactions has been accounted for as a business combination using the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution.

The financial information analyzed below summarizes the combined results of operations for both Easterly (for the period subsequent to our initial public offering of February 11, 2015 through December 31, 2015) and our predecessor for the years ended December 31, 2015, 2014 and 2013.

Comparison of Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

	For the year ended December 31,
(Amounts in thousands)	2015	2014	Change
Revenues
Rental income	$64,942	$—	$64,942
Tenant reimbursements	6,233	—	6,233
Other income	203	—	203
Income from real estate investments	—	6,324	(6,324)
Total revenues	71,378	6,324	65,054
Operating Expenses
Property operating	13,340	—	13,340
Real estate taxes	6,983	—	6,983
Depreciation and amortization	33,561	—	33,561
Acquisition costs	2,887	—	2,887
Formation expenses	1,666	—	1,666
Corporate general and administrative	8,817	9,117	(300)
Fund general and administrative	75	819	(744)
Total expenses	67,329	9,936	57,393
Operating income (loss)	4,049	(3,612)	7,661
Other (expenses) / income
Interest expense	(4,972)	—	(4,972)
Net realized gain (loss) on investments	—	40	(40)
Net unrealized gain (loss) on investments	(5,122)	71,357	(76,479)
Net income (loss)	$(6,045)	$67,785	$(73,830)

Revenues

Our rental income, tenant reimbursements, and other income for the year ended December 31, 2015 represents income from the 29 properties contributed to us by the Easterly Funds and Western Devcon on February 11, 2015, the two properties acquired in the second quarter of 2015, the one property acquired in the third quarter of 2015 and the four properties acquired in the fourth quarter of

2015. These properties were 100% leased as of December 31, 2015. We earned $59.9 million in rental income attributable to base rent and recorded a $0.2 million straight-line adjustment for the year ended December 31, 2015. We also recognized $4.9 million of amortization associated with our above- and below-market leases within rental income for the year ended December 31, 2015. Many of our tenants are also responsible for a portion of our operating expenses and real estate taxes. This is billed in accordance with each tenant’s lease. We recognized $6.2 million in tenant reimbursements for the year ended December 31, 2015.

Income from real estate investments for the year ended December 31, 2014 is attributable to distributions from real estate entities that are recorded as dividend income to the extent distributed from estimated taxable earnings and profits of the underlying investment vehicle and as a return of capital to the extent not in excess of estimated taxable earnings and profits.

Operating Expenses

Similar to rental income, our property operating expenses, real estate taxes, and depreciation and amortization recognized for the year ended December 31, 2015, represents expenses incurred from the operations of the properties contributed to us in connection with the formation transactions, the two properties acquired in the second quarter of 2015, the one property acquired in the third quarter of 2015 and the four properties acquired in the fourth quarter of 2015.

The Company incurred $2.9 million in acquisition costs during the year ended December 31, 2015 associated with the properties contributed by Western Devcon in exchange for common units on February 11, 2015 and our acquisition activity.  The Company incurred $1.7 million in formation costs, such as, organizational, legal, and other administrative costs, during the year ended December 31, 2015, associated with our initial public offering and the contribution of the properties from the Easterly Funds.

Corporate general and administrative costs decreased $0.3 million during the year ended December 31, 2015 compared to year ended December 31, 2014, due to transaction costs in connection with our initial public offering incurred during the third and fourth quarter of 2014, offset by an increase in compensation expense during the year ended December 31, 2015 as a result of an increase in the number of employees and non-cash charges for restricted stock and LTIPs.

Fund general and administrative expenses decreased $0.7 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 as the Company succeeded to the operations of the predecessor upon completion of our initial public offering.

Interest Expense

Interest expense for the year ended December 31, 2015 represents the interest incurred on mortgage debt encumbered on five of our properties and on our senior unsecured revolving credit facility. For the year ended December 31, 2015, we recorded $5.0 million in interest expense related to our mortgage debt and senior unsecured revolving credit facility.  The weighted average interest rate of the mortgage debt and the senior unsecured revolving credit facility was 4.01% and 1.62%, respectively, for year ended December 31, 2015. In accordance with GAAP, we also recorded amortization of deferred financing fees associated with the senior unsecured revolving credit facility and mortgage debt encumbered on one of our properties of $0.8 million to interest expense for the year ended December 31, 2015.

Our predecessor accounted for property level debt through the fair value of their net equity interest in their real estate investments, and as such, mortgage debt was not recognized on our predecessor’s Consolidated Statements of Assets, Liabilities and Capital.

Net unrealized gain on investments

The unrealized gain or loss on investments represents the change in fair value of our predecessor’s real estate investments. During the year ended December 31, 2015 and prior to our initial public offering, our predecessor had recognized a net unrealized loss of $5.1 million attributable to an increase in the debt valuation to approximate the actual costs to pay-off debt using the proceeds received from our initial public offering and a portion of borrowings under the senior unsecured revolving credit facility.

Our predecessor recognized a $71.4 million unrealized gain on investment for the year ended December 31, 2014 that was attributable in part to $8.0 million of appreciation related to the acquisition of two new investments during the year, FBI—Little Rock and PTO—Arlington, $4.3 million of reduction in principal balance for the non-recourse debt underlying the properties owned by our predecessor and a $6.9 million reduction in the cost basis of the assets. Distributions in excess of tax basis earnings and profits are considered a return of capital and reduce the cost basis of the investment. The majority of the remaining change is attributable to changes in net operating income of the properties as well as changes in market conditions including a decrease in residual capitalization rates and discount rates, which had a positive effect on the fair value of the properties owned by our predecessor for the year ended December 31, 2014.

Following our initial public offering, we have not had unrealized gains as the accounting for the properties contributed by the Easterly Funds from the property owning subsidiaries to us in connection with the formation transactions have changed from investment company accounting to historical cost accounting.

Comparison of Results of Operations for the Years Ended December 31, 2014 and December 31, 2013

The following table summarizes the consolidated historical results of operations of our predecessor for the years ended December 31, 2014 and 2013.

(Amounts in thousands)	For the year ended December 31,
	2014	2013	Change
Revenues
Income from real estate investments	$6,324	$4,006	$2,318
Total revenues	6,324	4,006	2,318
Operating Expenses
Corporate general and administrative	9,117	4,281	4,836
Fund general and administrative	819	1,299	(480)
Total expenses	9,936	5,580	4,356
Operating income (loss)	(3,612)	(1,574)	(2,038)
Other (expenses) / income
Net realized gain (loss) on investments	40	—	40
Net unrealized gain (loss) on investments	71,357	27,641	43,716
Net income (loss)	$67,785	$26,067	$41,718

Revenues

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

Operating Expenses

Corporate general and administrative consists of employee compensation, professional fees and other administrative costs. Corporate general and administrative increased by $4.8 million, or 113.0%, to $9.1 million for the year ended December 31, 2014 from $4.3 million for the year ended December 31, 2013. This increase was primarily attributable to a $4.0 million increase in expenses related to our initial public offering, a $1.5 million increase in compensation expense, which was primarily attributable to a $1.0 million increase in non-cash compensation expense as well as an increase in the number of employees an overall increase in compensation, as well as a $0.5 million increase in acquisition expenses associated with the acquisition of the 14 Western Devcon Properties. This increase was partially offset by a $1.2 million decrease in marketing expense due to the renegotiation of a contract resulting in a credit received in 2014 from a marketing vendor.

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

Net unrealized gain on investments

Net unrealized gain on investments consists of the net unrealized appreciation in the fair value of the Easterly Funds’ real estate investments. The value of the Easterly Funds’ real estate investments are impacted by a variety of factors including changes in existing and projected net operating incomes and cash flows, ongoing capital projects, leasing related expenditures and changes in the key assumptions used in projecting likely prices achievable through third-party asset sales. These key assumptions, which vary from property to property and period to period, include indicators such as growth in rental rates, as well as investment factors such as prevailing and projected investment capitalization and discount rates and likely holding periods. See Note 5 (Fair Value of Investments) to our predecessor’s consolidated financial statements, provided elsewhere in this Annual Report on Form 10-K for additional discussion on fair value.

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

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At December 31, 2015, we had approximately $8.2 million available in cash and cash equivalents and there was $245.6 million available under our senior unsecured revolving credit facility.

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

We contributed the net proceeds from the offering and the concurrent private placement to our operating partnership in exchange for common units and our operating partnership used the net proceeds received from us and a portion of the borrowings under the senior unsecured revolving credit facility, described below, to repay approximately $293.4 million in outstanding indebtedness including applicable repayment costs, defeasance costs, settlement of interest rate swap liabilities and other costs and fees associated with such repayments and approximately $1.3 million in costs related to our acquisition of Western Devcon.

Senior Unsecured Revolving Credit Facility

Upon the completion of our initial public offering on February 11, 2015 we entered into a $400.0 million senior unsecured revolving credit facility with Citigroup Capital Markets Inc. Raymond James Bank, N.A. and Royal Bank of Canada, as joint lead arrangers and joint book running managers and Raymond James Bank, N.A. and Royal Bank of Canada, as co-syndication agents. This credit facility has an accordion feature that provides us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million, for a total facility size of not more than $650.0 million. We intend to use the senior unsecured revolving credit facility to repay indebtedness, fund acquisitions, development and redevelopment opportunities, capital expenditures and the costs of securing new and renewal leases and provide working capital.

Our operating partnership is the borrower under the senior unsecured revolving credit facility and we and certain of our subsidiaries that directly own certain of our properties are guarantors under the credit facility. The senior unsecured revolving credit facility will terminate in approximately three years. In addition, there will be two as-of-right extension options for the senior unsecured revolving credit facility and each extension option will allow us to extend the senior unsecured revolving credit facility for an additional six months, in each case subject to certain conditions and the payment of an extension fee.

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

Our senior unsecured revolving credit facility also includes customary limits on the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, redevelopment and development assets (as defined in the agreement), loans, advances or extensions of credit and investments in mixed used assets and require that we obtain consent for mergers in which the company is not the surviving entity. These financial and restrictive covenants may limit the investments we may make and our ability to make distributions. As of December 31, 2015, we were in compliance with all financial and restrictive covenants under our senior unsecured revolving credit facility.

For the year ended December 31, 2015, the weighted average annual interest rate for borrowings under our revolving credit facility was 1.62%. As of December 31, 2015, the weighted average interest rate payable on borrowings under our revolving credit facility was 1.75%. Additionally, as of December 31, 2015 we had $154.4 million outstanding and $245.6 million available under our senior unsecured revolving credit facility.

Mortgage Debt

The table below presents our mortgage debt obligation at December 31, 2015 (dollars in thousands):

Property	Fixed/Floating	Contractual Interest Rate	Effective Interest Rate	Maturity Date	Principal Balance
CBP - Savannah	Fixed	3.40%	4.12%	July 2033	$15,580
ICE - Charleston	Fixed	4.21%	3.93%	January 2027	21,993
MEPCOM - Jacksonville	Fixed	4.41%	3.89%	October 2025	12,489
USFS II - Albuquerque	Fixed	4.46%	3.92%	July 2026	17,477
DEA - Pleasanton	Floating	LIBOR + 150bps	1.80%	October 2023	15,700
Total					$83,239

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015 (amounts in thousands);

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Mortgage principal and interest	$107,567	5,853	5,853	5,853	5,852	5,883	78,273
Senior unsecured revolving credit facility principal and interest	165,241	3,477	3,477	3,477	154,810	—	—
Corporate office lease	1,605	234	319	286	298	309	159

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

Our board of directors declared a dividend for the first quarter of 2015 in the amount of $0.11 per share of common stock and per common unit of the operating partnership, outstanding to stockholders and common unit holders of record as of the close of business on May 18, 2015.  Our board of directors also declared a dividend for the first quarter of 2015 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit of our operating partnership. Such dividends were paid on June 3, 2015. The quarterly cash dividend of $0.11 per share of common stock and common unit reflects the 49 day period in the quarter ended March 31, 2015 during which we were a public company.

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

On November 3, 2015, the board of directors declared a dividend for the third quarter of 2015 in the amount of $0.22 per share of common stock and per common unit of our operating partnership, outstanding to stockholders and common unit holders of record as of the close of business on November 17, 2015.  Our board of directors also declared a dividend for the third quarter of 2015 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit of our operating partnership.  Such dividends were paid on December 3, 2015.

On February 26, 2016, the board of directors declared a dividend for the fourth quarter of 2015 in the amount of $0.22 per share of common stock and per common unit of our operating partnership, outstanding to stockholders and common unit holders of record as of the close of business on March 10, 2016.  Our board of directors also declared a dividend for the fourth quarter of 2015 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit of our operating partnership.  Such dividends are to be paid on March 25, 2016.

Cash Flow — Our Predecessor

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

The following table sets forth a summary of cash flows for our predecessor for the years ended December 31, 2015, 2014 and 2013:

	For the year ended December 31,
	2015	2014	2013
	(amounts in thousands)
Net cash (used in) provided by:
Operating activities	$29,950	$(22,396)	$(44,546)
Investing activities	(164,552)	—	—
Financing activities	111,341	50,470	47,189

Operating Activities

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Cash provided by operating activities for the year was $30.0 million for the year ended December 31, 2015 compared to the $22.4 million of cash used for operating activities during the year ended December 31, 2015. Net cash provided by operating activities for the year ended December 31, 2015 included a $30.0 million increase in net cash from rental activities net of expenses. Net cash used for operating activities for the year ended December 31, 2014 included $30.3 million for net real estate fund investments due to the purchase of two new investments, PTO — Arlington and FBI — Little Rock, $0.5 million for investments in existing assets, offset by $7.6 million in distributions from investments. As noted above, activities such as these engaged in directly or through our consolidated subsidiaries will be reflected as investing activities following the formation transactions.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Our predecessor used $22.4 million of cash for operating activities during the year ended December 31, 2014, a decrease of $22.1 million compared to the $44.5 million used during the year ended December 31, 2013. Net cash used for operating activities for the year ended December 31, 2014 included $30.3 million for net real estate fund investments due to the purchase of two new investments, PTO — Arlington and FBI — Little Rock, $0.5 million for investments in existing assets, offset by $7.6 million in distributions from investments. Net cash from operating activities for the year ended December 31, 2013 included $46.9 million for net real estate fund investments due to the acquisition of five new assets, ICE — Charleston, MEPCOM — Jacksonville, USCG — Martinsburg, DOT — Lakewood, and FBI — Omaha, and $1.2 million for investments in existing assets, offset by $5.4 million in distributions from investments. As noted above, activities such as these engaged in directly or through our consolidated subsidiaries will be reflected as investing activities following the formation transactions.

Investing Activities

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

The company used $164.6 million of cash for investing activities during the year ended December 31, 2015.  No cash was attributed to investing activities during the year ended December 31, 2014. Net cash used for investing activities for the year ended December 31, 2015 included $170.2 million related to the purchase of seven new properties purchased subsequent to our initial public offering offset by $6.2 million in cash assumed in formation.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

No cash was attributed to investing activities during both the years ended December 31, 2014 and December 31, 2013.

Financing Activities

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

The company generated $111.3 million in cash provided by financing activities during the year ended December 31, 2015 and $50.5 million during the twelve months ended December 31, 2014. Net cash provided by financing activities for the twelve months ended December 31, 2015 includes $193.5 million net proceeds from our initial public offering, $75.6 million of contributions related to the private placement, and $154.4 million in credit facility draws offset by $293.4 million in debt repayment as part of the formation transaction, $5.4 million in distributions, $3.5 million in deferred financing costs paid, $21.5 million in dividends and $2.0 million of offering costs.  Additionally, we entered into $15.7 million in mortgage debt upon the acquisition of DEA-Pleasanton in the fourth quarter of 2015.  Net cash provided by financing activities for the year ended December 31, 2014 includes $65.2 million of contributions from investors in the Easterly Funds, offset by $14.6 million of distributions to investors in the Easterly Funds.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three and twelve months ended December 31, 2015 (in thousands):

	For the three months ended	For the twelve months ended
	December 31, 2015	December 31, 2015
Net Income (loss)	$173	$(6,045)
Depreciation and amortization	10,166	33,561
Net unrealized (loss) on investments	—	5,122
Funds From Operations	10,339	32,638
Adjustments to FFO:
Acquisition costs	1,017	2,887
Offering costs	—	1,666
Straight-line rent	(52)	(217)
Above-/below-market leases	(1,507)	(4,866)
Non-cash interest expense	194	676
Non-cash compensation	692	1,867
Funds from Operations, as Adjusted	$10,683	$34,651

Factors That May Influence Future Results of Operations

Formation Transactions

While the Easterly Funds, which were controlled by our predecessor, qualify for investment company accounting, following our initial public offering, we have used historical cost accounting instead of investment company accounting to account for the properties owned by the Easterly Funds. Moving from investment company accounting to historical cost accounting will result in a significant change in the presentation of our consolidated financial statements following the formation transactions. Therefore our financial condition and results of operations after our initial public offering differ significantly from, and are not be comparable with, the historical financial position and results of operations of our predecessor.

Revenue

Our revenues primarily arise from the rental of space to tenants in our properties and tenant reimbursements, which include reimbursement for operating expenses, which are determined by the base year operating expenses and are subject to reimbursement in subsequent years based on changes in the Consumer Price Index for Urban Wage Earners and Clerical Workers, or urban CPI. Tenant reimbursements also include amounts due from tenants for real estate taxes and other reimbursements. Real estate taxes over the base year are reimbursed by the tenant.

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

Operating Expenses

Our operating expenses generally consist of repairs and maintenance, utilities, roads and grounds, property management fees, insurance, cleaning and other operating expenses. Factors that may impact our ability to control these operating expenses include increases in insurance premiums, increases in third party management expenses, increases in repair and maintenance costs and expenses related to inclement weather. Additionally, the cost of compliance with zoning and building codes as well as local, state and federal tax laws may impact our expenses. As a public company our annual general and administrative expenses are meaningfully higher due to legal, insurance, accounting, audit and other expenses related to corporate governance, SEC reporting, other compliance matters and the costs of operating as a public company. Increases in costs from any of the foregoing factors may adversely affect our future results and cash flows. Circumstances such as declines in market rental rates or increased competition may cause revenues to decrease, although the expenses of owning and operating a property will not necessarily decline. For certain of our properties, expenses may vary with occupancy, while costs arising from our property investments, interest expense and general maintenance will not be materially reduced even if a property is not fully occupied. As a result, our future cash flow and results of operations may be adversely affected and losses could be incurred if revenues decrease in the future.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2015.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the contractual expense escalations described above. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Critical Accounting Policies of the Company post-IPO

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

Upon acquisition of real property, we determine the fair value of acquired assets (including land, building, tenant improvements, above-market leases and in-place lease intangibles) and the assumed liabilities (including below-market leases) in accordance with ASC 805, Business Combinations and allocate the purchase price based on these fair values. As a result of a business combination, acquired leases may arise at the acquisition date of the business combination. We recognize acquired leases as intangible assets and/or liabilities if they arise from contractual or other legal rights, or if not arising from contractual or legal rights, are only recorded by us if they are capable of being separated from the acquiring entity and thus can be sold, transferred, licensed, rented or exchanged on their own (whether or not there is an intention to do so). We initially record acquired leases as intangible assets and/or liabilities at their estimated fair values. If the terms of an operating lease on an acquired business are favorable relative to market terms, we recognize an intangible asset named “acquired favorable leases.” If the terms of an operating lease on an acquired business are unfavorable relative to market terms, we recognize an intangible liability named “acquired below or unfavorable market leases.” If there are in-place lease costs such as lease commissions, real estate taxes, insurances, forgiven rent and tenant improvements on an acquired business, we recognize an intangible asset named “acquired in-place leases.” The amortization of acquired leases is recognized by us as a reduction of or increase to rental income, over the terms of the respective leases.

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

Income Taxes

We intend to elect and to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income.

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

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The amortization of these costs will remain under the interest method and will continue to be reported as interest expense. In August of 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Subtopic 835-30), which clarified the presentation of debt issuance costs related to credit facility arrangements, given the absence of authoritative guidance within ASU 2015-03. Under ASU 2015-15, debt issuance costs paid to third parties other than the lender related to credit facilities may be presented in the balance sheet as an asset, regardless of whether there are any outstanding borrowings on the credit facility. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis.  As the guidance is effective for fiscal year, beginning after December 15, 2015, the Company will implement this guidance, retrospectively, for fiscal years beginning after December 15, 2015.  The Company incurred total debt issuance costs of $3.5 million for the year ended December 31, 2015, primarily associated with entering into a $400.0 million unsecured revolving credit facility.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The guidance modifies the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance does not change the general order in which the consolidation models are applied. A reporting entity that holds an economic interest in, or is otherwise involved with, another legal entity first determines if the variable interest entity model applies, and if so, whether it holds a controlling financial interest under that model. If the entity being evaluated for consolidation is not a variable interest entity, then the voting model should be applied to determine whether the entity should be consolidated by the reporting entity. Key changes to the guidance include, though are not limited to; (i.) limiting the extent to which related party interests are included in the other economic interest criterion to the decision maker’s effective interest holding, (ii.) requiring limited partners of a limited partnership, or the members of a limited liability company that is similar to a limited partnership, to have, at minimum, kick-out or participating rights to demonstrate that the partnership is a voting entity, (iii.) changing the evaluation of whether the equity holders at risk lack decision making rights when decision making is outsourced and (iv.) changing how the economics test is performed. The guidance does not amend the existing disclosure requirements for variable interest entities or voting model entities. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. This standard will not have a significant impact.

Critical Accounting Policies of the Company pre-IPO

Basis of Accounting

Each of the Easterly Funds reflected in the consolidated financial statements of Easterly Partners, LLC qualifies as an investment company pursuant to ASC 946 and reflects its underlying investments at fair value. Our predecessor’s historical consolidated financial statements reflect such specialized accounting for the Easterly Funds. Thus, the Easterly Funds’ real estate fund investments are reflected at fair value on the consolidated statement of assets, liabilities and capital, with unrealized gains and losses resulting from changes in fair value reflected as a component of change in fair value of real estate fund investments in the consolidated statements of operations. Following the consummation of our initial public offering on February 11, 2015, the basis of presentation for the assets that were contributed to us by the Easterly Funds have converted to historical cost accounting.

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

As of December 31, 2015, $67.5 million, or 28.4% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $170.1 million, or 71.6% had variable interest rates.  If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.4 million annually.

Item 8. Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) of the 1934 Act, as of December 31, 2015. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment we have concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm because we are an “emerging growth company” as defined in the JOBS Act and are therefore not currently required to comply with the auditor attestation requirements related to internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (which is scheduled to be held on May 5, 2016), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be set forth in our Proxy Statement and is incorporated herein by reference.

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

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 54 and 55 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 2, 2016.

EASTERLY GOVERNMENT PROPERTIES, INC.

By:	/s/ William C. Trimble, III
Name:	William C. Trimble, III
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Trimble, III	Chief Executive Officer, President and Director (Principal Executive Officer)	March 2, 2016
William C. Trimble, III

/s/ Alison M. Bernard	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2016
Alison M. Bernard

/s/ Darrell W. Crate	Chairman of the Board of Directors	March 2, 2016
Darrell W. Crate

/s/ Michael P. Ibe	Director, Vice Chairman of the Board of Directors and Executive Vice President—Development and Acquisitions	March 2, 2016
Michael P. Ibe

/s/ William H. Binnie	Director	March 2, 2016
William H. Binnie

/s/ Cynthia A. Fisher	Director	March 2, 2016
Cynthia A. Fisher

/s/ Emil W. Henry, Jr.	Director	March 2, 2016
Emil W. Henry, Jr.

/s/ James E. Mead	Director	March 2, 2016
James E. Mead

EXHIBIT INDEX

Exhibit	Exhibit Description

3.1

Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2

Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

4.1

Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.1

Amended and Restated Limited Partnership Agreement of Easterly Government Properties LP (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 11, 2015 and incorporated herein by reference)

10.2

First Amendment to the Amended and Restated Agreement of Limited Partnership of Easterly Government Properties LP, dated May 6, 2015 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 6, 2015 and incorporated herein by reference)

10.3*	Second Amendment to the Amended and Restated Agreement of Limited Partnership of Easterly Government Properties LP, dated February 26, 2016

10.4

Registration Rights Agreement among Easterly Government Properties, Inc. and the persons named therein, dated January 26, 2015 (previously filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.5†	2015 Equity Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on March 30, 2015 and incorporated herein by reference)

10.6†

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

10.10

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

10.12†

Employment Agreement by and among Easterly Government Properties Services LLC, Easterly Government Properties, Inc., Easterly Government Properties LP and William C. Trimble, III, dated January 30, 2015 (previously filed as Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

Exhibit	Exhibit Description
10.13

License Agreement between Easterly Government Properties, Inc. and Easterly Capital, LLC, dated January 26, 2015 (previously filed as Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 on

February 4, 2015 and incorporated herein by reference)

10.14

Credit Agreement among Easterly Government Properties LP, as Borrower, Easterly Government Properties, Inc., as Parent Guarantor, and certain subsidiaries of Easterly Government Properties, Inc. from time to time party thereto, as Guarantors, the initial lenders and the initial issuing banks named therein, Citibank, N.A., as Administrative Agent, Raymond James Bank, N.A. and Royal Bank of Canada, as Co-Syndication Agents, and Citigroup Global Markets Inc., Raymond James Bank, N.A. and RBC Capital Markets, as Joint Lead Arrangers and Joint Book Running Manager, dated February 11, 2015 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 11, 2015 and incorporated herein by reference)

10.15

Share Purchase Agreement by and among Easterly Government Properties, Inc. and the entities listed on Schedule I thereto, dated January 26, 2015 (previously filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.16

Registration Rights Agreement by and among Easterly Government Properties, Inc. and the entities party to the Share Purchase Agreement, dated January 26, 2015 (previously filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.17†

Director Nomination Agreement by and between Easterly Government Properties, Inc. and Michael P. Ibe, dated January 26, 2015 (previously filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.18†

Employment Agreement, by and among Easterly Government Properties Services LLC, Easterly Government Properties LP, Easterly Government Properties, Inc., and Meghan G. Baivier, dated May 12, 2015 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 13, 2015 and incorporated herein by reference)

10.19

Tax Protection Agreement among Easterly Government Properties LP, West Pleasanton Lab, LLC and Michael P. Ibe, dated October 21, 2015 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 5, 2015 and incorporated herein by reference)

10.20

Registration Rights Agreement among Easterly Government Properties, Inc. and the persons named therein, dated October 21, 2015 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 5, 2015 and incorporated herein by reference)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

101*

The following materials from Easterly Government Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Combined Consolidated Balance Sheets, (ii) the Combined Consolidated Statements of Operations, (iii) the Combined Consolidated Statements of Equity, (iv) the Combined Consolidated Statements of Cash Flows and (v) the related notes to these combined consolidated financial statements

†	Exhibit is a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Easterly Government Properties, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Easterly Government Properties, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 2, 2016

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31, 2015	December 31, 2014
Assets
Real estate properties, net	$772,007	$—
Real estate investments, at fair value	—	267,683
Cash and cash equivalents	8,176	31,437
Restricted cash	1,736	—
Rents receivable	6,347	—
Accounts receivable	2,920	—
Deferred financing, net	2,767	—
Intangible assets, net	116,585	—
Prepaid expenses and other assets	1,509	1,385
Total assets	$912,047	$300,505
Liabilities
Revolving credit facility	154,417	—
Mortgage notes payable	83,785	—
Intangible liabilities, net	44,605	—
Accounts payable and accrued liabilities	9,346	3,321
Total liabilities	292,153	3,321

Commitments and contingencies (Note 9)

Equity
Common stock, par value $0.01, 200,000,000 and 100,000 shares authorized, 24,168,379 and 1,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	241	—
Additional paid-in capital	391,767	1
Retained (deficit)	(1,694)	—
Cumulative dividends	(13,051)	—
Total stockholders' equity	377,263	1
Members' capital	—	13,336
Non-controlling interest	—	283,847
Non-controlling interest in operating partnership	242,631	—
Total equity	619,894	297,184
Total liabilities and equity	$912,047	$300,505

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

	For the year ended December 31,
	2015	2014	2013
Revenues
Rental income	$64,942	$—	$—
Tenant reimbursements	6,233	—	—
Other income	203	—	—
Income from real estate investments	—	6,324	4,006
Total revenues	71,378	6,324	4,006
Operating expenses
Property operating	13,340	—	—
Real estate taxes	6,983	—	—
Depreciation and amortization	33,561	—	—
Acquisition costs	2,887	—	—
Formation expenses	1,666	—	—
Corporate general and administrative	8,817	9,117	4,281
Fund general and administrative	75	819	1,299
Total expenses	67,329	9,936	5,580
Operating income	4,049	(3,612)	(1,574)
Other (expenses) / income
Interest expense, net	(4,972)	—	—
Net realized gain (loss) on investments	—	40	—
Net unrealized gain (loss) on investments	(5,122)	71,357	27,641
Net income (loss)	(6,045)	67,785	26,067
Non-controlling interest in predecessor	—	(65,389)	(30,381)
Non-controlling interest in operating partnership	4,351	—	—
Net income (loss) available to Easterly Government Properties, Inc.	$(1,694)	$2,396	$(4,314)
Net income (loss) available to Easterly Government Properties, Inc. per share:
Basic	$(0.08)	—	—
Diluted	$(0.08)	—	—
Weighted- average common shares outstanding
Basic	21,430,016	—	—
Diluted	21,430,016	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Stockholders Equity

(Amounts in thousands, except share amounts)

	Shares	Common Shares Par Value	Additional Paid-in Capital	Retained (deficit)	Distributions in Excess of Earnings	Non- controlling Interest in Operating Partnership	Member Capital / (Deficit)	Non- controlling Interests	Total Equity
Balance at, December 31, 2012		$—	$—	$—	$—	$—	$(2,006)	$105,434	$103,428
Contributions from members/ partners		—	—	—	—	—	217	54,954	55,171
Distributions to members/ partners		—	—	—	—	—	(7)	(8,876)	(8,883)
Dividend on preferred stock		—	—	—	—	—	—	(16)	(16)
Members’ capital		—	—	—	—	—	917	—	917
Carried interest		—	—	—	—	—	3,349	(3,349)	—
Net increase in capital resulting from operations		—	—	—	—	—	(4,314)	30,381	26,067
Balance at, December 31, 2013		—	—	—	—	—	(1,844)	178,528	176,684
Contributions from members/ partners		—	—	—	—	—	105	65,142	65,247
Distributions to members/ partners		—	—	—	—	—	(28)	(14,607)	(14,635)
Dividend on preferred stock		—	—	—	—	—	—	(31)	(31)
Members’ capital		—	—	—	—	—	2,133	—	2,133
Carried interest		—	—	—	—	—	10,574	(10,574)	—
Purchase of common stock	1,000	—	1	—	—	—	—	—	1
Net increase in capital resulting from operations		—	—	—	—	—	2,396	65,389	67,785
Balance at December 31, 2014	1,000	—	1	—	—	—	13,336	283,847	297,184
Distributions		—	—	—	—	—	(9)	(5,432)	(5,441)
Exchange of members' capital and non-controlling interests for OP units and shares	3,308,000	33	67,312	—	—	194,530	(12,738)	(249,137)	—
Public Offering	13,800,000	138	191,445	—	—	—	—	—	191,583
Proceeds of private placement	7,033,712	70	105,435	—	—	—	(589)	(29,278)	75,638
Contribution of Western Devcon Properties for OP units		—	—	—	—	86,597	—	—	86,597
Stock based compensation		—	292	—	—	1,575	—	—	1,867
Grant of unvested restricted stock	26,667	—	—	—	—	—	—	—	—
Buyback of common stock and retirement	(1,000)	—	(1)	—	—	—	—	—	(1)
Dividends and distributions paid		—	—	—	(13,051)	(8,437)	—	—	(21,488)
Net loss		—	—	(1,694)	—	(4,351)	—	—	(6,045)
Allocation of NCI in Operating Partnership		—	27,283	—	—	(27,283)	—	—	—
Balance at December 31, 2015	24,168,379	$241	$391,767	$(1,694)	$(13,051)	$242,631	$—	$—	$619,894

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the year ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$(6,045)	$67,785	$26,067
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	33,561	—	—
Straight line rent	(220)	—	—
Amortization of above- / below-market leases	(4,866)	—	—
Amortization of loan premium / discount	(81)	—	—
Amortization of deferred financing costs	756	—	—
Purchase of investments	—	(30,316)	(46,918)
Deposits for potential new investments	—	668	(668)
Contributions to investments	(257)	(508)	(1,197)
Distributions from investments	—	7,637	5,410
Net realized gain on investments	—	(40)	—
Net unrealized (gain) loss on investments	5,122	(71,357)	(27,641)
Other	1,867	1,768	—
Net change in:
Rents receivable	(4,868)	—	—
Accounts receivable	(331)	—	—
Prepaid expenses and other assets	(779)	630	(374)
Accounts payable and accrued liabilities	6,091	1,337	775
Net cash provided by (used in) operating activities	29,950	(22,396)	(44,546)
Cash flows from investing activities
Real estate acquisitions and deposits	(170,188)	—	—
Cash assumed in formation	6,187	—	—
Additions to real estate property	(453)	—	—
Restricted cash	(98)	—	—
Net cash (used in) investing activities	(164,552)	—	—
Cash flows from financing activities
Payment of deferred financing costs	(3,523)	(24)	—
Issuance of common shares	193,545	1	—
Repurchase of initial shares	(1)	—	—
Proceeds from private placement	75,638	—	—
Credit facility draws, net	154,417	—	—
Borrowings on mortgage payable	15,700
Repayments of mortgage payable	(2,163)	—	—
Debt payoff	(293,381)	—	—
Dividends and distributions paid	(21,488)	—	—
Contributions	—	65,247	55,171
Distributions	(5,441)	(14,301)	(7,982)
Payment of offering costs	(1,962)	(453)	—
Net cash provided by financing activities	111,341	50,470	47,189
Net increase (decrease) in cash and cash equivalents	(23,261)	28,074	2,643
Cash and cash equivalents, beginning of year	31,437	3,363	720
Cash and cash equivalents, end of year	$8,176	$31,437	$3,363

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows (amounts in thousands):

	For the year ended December 31,
	2015	2014	2013
Cash paid for interest	$4,051	$—	$—
Supplemental disclosure of non - cash information
Additions to real estate property	$26	$—	$—
Deferred offering accrued, not paid	—	676	—
Deferred financing accrued, not paid	—	90	—
Easterly properties, debt and net assets contributed for shares and common units	260,687	—	—
Western Devcon properties and debt contributed for common units	86,597	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements

1. Organization and Basis of Presentation

Easterly Government Properties, Inc. (which may be referred to in these financial statements as the “Company,” “we,” “us,” or “our”) is a Maryland corporation that intends to qualify as a real estate investment trust (a “REIT”) under the Internal Revenue Code (the “Code”) commencing with its taxable period ended December 31, 2015. The operations of the Company are carried on primarily through Easterly Government Properties LP (the “Operating Partnership”) and the wholly owned subsidiaries of the Operating Partnership.

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

As of December 31, 2015, we wholly owned 36 properties in the United States, including 33 properties that were leased primarily to U.S. Government tenant agencies and three properties that were entirely leased to private tenants, encompassing approximately 2.6 million square feet in the aggregate. We focus on acquiring, developing, and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

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

Our Operating Partnership used the net proceeds received from the offering, private placement and a portion of the borrowings under the senior unsecured revolving credit facility to repay approximately $293.4 million in outstanding indebtedness including applicable repayment costs, defeasance costs, settlement of interest rate swap liabilities and other costs and fees associated with such repayments.

Our predecessor (the “Predecessor”) means Easterly Partners, LLC and its consolidated subsidiaries, including (i) all entities or interests in U.S. Government Properties Income and Growth Fund L.P., U.S. Government Properties Income and Growth Fund REIT, Inc. and the related feeder and subsidiary entities (collectively, “Easterly Fund I,”) (ii) all entities or interests in U.S. Government Properties Income and Growth Fund II, LP, USGP II REIT LP, USGP II (Parallel) Fund, LP and their related feeders and subsidiary entities (collectively, “Easterly Fund II” and, together with Easterly Fund I, the “Easterly Funds”) and (iii) the entities that managed the Easterly Funds, (the “management entities”).

All of the Company’s assets and its operations are primarily conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned 60.9% of the Operating Partnership’s common units at December 31, 2015 and the remaining 39.1% was owned by the Easterly Funds and certain members of management. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Due to the timing of the IPO and the formation transactions, the Company’s financial condition as of December 31, 2014 reflects the financial condition of the Company and the Predecessor and the results of operations for the year ended December 31, 2014 and 2013 reflect the financial condition and results of operations of the Predecessor. The Company’s financial condition as of December 31, 2015 and results of operations for the year ended December 31, 2015 reflect the financial condition and results of operations of the Predecessor combined with the Company for the period prior to February 11, 2015, and the Company’s consolidated results for the period from February 11, 2015 through December 31, 2015.

2. Summary of Significant Accounting Policies

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

Deferred Financing Costs

Deferred financing fees include issuance costs related to borrowings and we amortize those costs over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the books upon maturity or repayment of the underlying debt. As of December 31, 2015, we recognized $3.4 million in deferred financing costs associated with entering into a $400.0 million senior unsecured revolving credit facility upon completion of the IPO and $0.1 million in deferred financing costs associated with entering into a $15.7 million mortgage loan upon acquisition of DEA - Pleasanton. Additionally, for the year ended December 31, 2015 we recognized $0.8 million in accumulated amortization of these deferred financing costs.

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

Income Taxes

We intend to elect to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute to our stockholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, and on taxable income that we do not distribute to our stockholders. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a management business) through Taxable REIT Subsidiaries (“TRSs”) and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. For the year ended December 31, 2015, we did not incur any material tax liability associated with any of the above.

We do not anticipate any potential expense related to uncertain tax positions as we closely monitor our REIT compliance, do not have any prohibited transactions related to property sales, and neither the states in which we operate nor our foreign investors subject us to withholding tax requirements.

The following table reconciles GAAP net income to taxable income:

For the Year Ended
December 31, 2015
Net income (loss)	$(6,045)
Book depreciation and amortization	33,483
Above/Below market lease amortization	(4,866)
Book/Tax differences on offering and acquisition costs at IPO	2,928
Book/Tax differences on unearned rent	2,138
Book/Tax differences on stock based compensation	1,867
Book/Tax differences on post IPO property acquisition costs	856
Other book/tax differences, net	(434)
Tax depreciation	(16,451)
Loss attributable to non-controlling interest	(7,956)
Loss attributable to predecessor	5,581
Taxable income subject to distribution requirements (1)	$11,101
(1)	The Company’s distributions are characterized as 85.06% ordinary taxable dividend and

$14.94% return of capital.

Stock Based Compensation

Prior to the completion of the IPO, our board of directors adopted, and our sole stockholder approved, our 2015 Equity Incentive Plan, under which we may grant future cash and equity incentive awards to our executive officers, non-employee directors and eligible employees. See Note 6 (Equity) for further information. The shares issued to officers, employees, and non-employee directors vest over a period of time as determined by our board of directors at the date of grant. The Company recognizes compensation expense for non-vested shares granted to officers, employees and non-employee directors on a straight-line basis over the requisite service and/or performance period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.

On May 6, 2015, our board of directors approved the issuance of 891,000 LTIP units to members of our management team under our 2015 Equity Incentive Plan. Earned awards (if any) will vest 50% on February 15, 2018 and 50% on February 6, 2019, subject to our achieving certain absolute and relative total shareholder returns and management’s continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by us without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 15, 2018, earned awards will be calculated based on total shareholder return performance up to the date of the change of control. The LTIP unit awards (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common units.  We measure the LTIP unit awards at the fair value on date of grant. The Company recognizes compensation expense for non-vested units granted to members of our management team, by tranche, on a straight-line basis over the requisite service and/or performance period based upon the fair market value of the units on the date of grant, as adjusted for forfeitures.

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

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The amortization of these costs will remain under the interest method and will continue to be reported as interest expense. In August of 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Subtopic 835-30), which clarified the presentation of debt issuance costs related to credit facility arrangements, given the absence of authoritative guidance within ASU 2015-03. Under ASU 2015-15, debt issuance costs paid to third parties other than the lender related to credit facilities may be presented in the balance sheet as an asset, regardless of whether there are any outstanding borrowings on the credit facility. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis.  As the guidance is effective for fiscal year, beginning after December 15, 2015, the Company will implement this guidance, retrospectively, for fiscal years beginning after December 15, 2015.  The Company incurred total debt issuance costs of $3.5 million for the year ended December 31, 2015, primarily associated with entering into a $400.0 million unsecured revolving credit facility.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The guidance modifies the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance does not change the general order in which the consolidation models are applied. A reporting entity that holds an economic interest in, or is otherwise involved with, another legal entity first determines if the variable interest entity model applies, and if so, whether it holds a controlling financial interest under that model. If the entity being evaluated for consolidation is not a variable interest entity, then the voting model should be applied to determine whether the entity should be consolidated by the reporting entity. Key changes to the guidance include, though are not limited to; (i.) limiting the extent to which related party interests are included in the other economic interest criterion to the decision maker’s effective interest holding, (ii.) requiring limited partners of a limited partnership, or the members of a limited liability company that is similar to a limited partnership, to have, at minimum, kick-out or participating rights to demonstrate that the partnership is a voting entity, (iii.) changing the evaluation of whether the equity holders at risk lack decision making rights when decision making is outsourced and (iv.) changing how the economics test is performed. The guidance does not amend the existing disclosure requirements for variable interest entities or voting model entities. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. This standard will not have a significant impact.

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

Non-Controlling Interest

The Company addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated capital resulting from operations attributable to the parent and to the non-controlling interest, the changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated in accordance with ASC 810 “Consolidation”.

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

As part of the formation transactions, Western Devcon, a private real estate company and a series of related entities beneficially owned by Michael P. Ibe, entered into a contribution agreement with us and the Operating Partnership pursuant to which it contributed its 100% equity interest in each of 14 properties to the Operating Partnership upon completion of the IPO. In exchange for its contribution, Western Devcon received 5,759,819 common units in the Operating Partnership valued at the time of the IPO at $86.4 million. This contribution has been accounted for as a business combination using purchase accounting. The total estimated purchase price, equal to the aggregate value of the Operating Partnership’s common units plus the estimated fair value of debt assumed, was allocated to the net tangible assets and intangible assets based on their estimated fair values as of the completion of the acquisition of the Western Devcon properties.

As part of the formation transactions, we acquired the following properties, as set forth in the table below:

Property	Location	Property Type	Rentable Square Feet
Easterly Portfolio
IRS - Fresno	Fresno, CA	Office	180,481
PTO- Arlington	Arlington, VA	Office	189,871
FBI - San Antonio	San Antonio, TX	Office	148,584
FBI - Omaha	Omaha, NE	Office	112,196
ICE - Charleston	North Charleston, SC	Office	86,733
DOT - Lakewood	Lakewood, CO	Office	122,225
USFS II - Albuquerque	Albuquerque, NM	Office	98,720
USFS I - Albuquerque	Albuquerque, NM	Office	92,455
AOC - Del Rio	Del Rio, TX	Courthouse/Office	89,880
DEA - Dallas	Dallas, TX	Office	71,827
DEA - Albany	Albany, NY	Office	31,976
FBI - Little Rock	Little Rock, AR	Office	101,977
CBP - Sunburst	Sunburst, MT	Office	33,000
USCG - Martinsburg	Martinsburg, WV	Office	59,547
MEPCOM - Jacksonville	Jacksonville, FL	Office	30,000
		Total	1,449,472

Western Devcon
CBP - Savannah	Savannah, GA	Laboratory	35,000
AOC - El Centro	El Centro, CA	Courthouse/Office	46,813
DEA - Vista	Vista, CA	Laboratory	54,119
DEA - Santa Ana	Santa Ana, CA	Office	39,905
CBP - Chula Vista	Chula Vista, CA	Office	59,397
DEA - North Highlands	Sacramento, CA	Office	37,975
DEA - Otay	San Diego, CA	Office	32,560
DEA - Riverside	Riverside, CA	Office	34,354
SSA - Mission Viejo	Mission Viejo, CA	Office	11,590
SSA - San Diego	San Diego, CA	Office	11,743
DEA - San Diego	San Diego, CA	Warehouse	16,100
2650 SW 145th Avenue - Parbel of Florida	Miramar, FL	Warehouse/Distribution	81,721
5998 Osceola Court - United Technologies	Midland, GA	Warehouse/Manufacturing	105,641
501 East Hunter Street - Lummus Corporation	Lubbock, TX	Warehouse/Distribution	70,078
		Total	636,996

The fair values of the assets acquired and liabilities assumed upon completion of the formation transactions are as follows (dollars in thousands):

	Easterly Portfolio	Western Devcon, Inc.	Total
Real estate
Land	$43,681	$35,573	$79,254
Building	411,472	107,424	518,896
Acquired tenant improvements	27,441	4,388	31,829
Total real estate	482,594	147,385	629,979
Intangible assets
In-place leases	61,218	21,308	82,526
Acquired leasing commissions	11,257	4,350	15,607
Above-market leases	2,644	7,763	10,407
Total intangible assets	75,119	33,421	108,540
Intangible liabilities
Below-market leases	(34,383)	(2,322)	(36,705)
Total intangible liabilities	(34,383)	(2,322)	(36,705)
Debt assumed/ repaid in formation transaction	(271,622)	(92,087)	(363,709)
Net current assets transferred	8,979	—	8,979
Net assets acquired	$260,687	$86,397	$347,084

Post Formation Acquisition Activities

For the period from February 11, 2015 to December 31, 2015, we acquired seven properties, DOE – Lakewood, AOC – Aberdeen, ICE – Otay, DEA – Pleasanton, USCIS – Lincoln, DEA – Dallas Lab and FBI – Richmond for an aggregate purchase price of $170.9 million. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows:

Total
Real estate
Land	$18,645
Building	136,456
Acquired tenant improvements	3,037
Total real estate	158,138
Intangible assets
In-place leases	21,393
Acquired leasing commissions	4,628
Above-market leases	224
Total intangible assets	26,245
Intangible liabilities
Below-market leases	(13,995)
Total intangible liabilities	(13,995)
Prepaid expenses and other assets
Contingent consideration	518
Purchase price	$170,906

We did not assume any debt upon acquisition of the seven properties.  The fair value of the assets acquired and liabilities assumed in 2015 are preliminary as we continue to finalize their acquisition date fair value determination.

On October 21, 2015, the Company acquired a 42,480 square foot Drug Enforcement Administration regional laboratory in Pleasanton, CA that was built in 2015 and is leased to the GSA for a 20-year term. The property was acquired from an entity indirectly owned by Michael P. Ibe, a director and the Company’s Executive Vice President—Development and Acquisitions.

The intangible assets and liabilities have an aggregate weighted average amortization period of 7.34 years as of December 31, 2015.

For the period of February 11, 2015 to December 31, 2015, we included $71.4 million of revenues and $15.3 million of net income in our consolidated statement of operations related to the properties contributed or acquired. During year ended December 31, 2015, we incurred $2.9 million of acquisition-related costs associated with the contribution of Western Devcon assets and the acquisition of DOE – Lakewood, AOC – Aberdeen, ICE – Otay, DEA – Pleasanton, USCIS – Lincoln, DEA – Dallas Lab and FBI – Richmond and $1.7 million in formation expenses, which include costs associated with the contribution of the investments of the Easterly Funds.

Pro Forma Financial Information

The unaudited pro forma financial information set forth below presents results for the year ended December 31, 2015 and 2014 as if the formation transactions and the acquisitions of DOE – Lakewood, AOC – Aberdeen, ICE – Otay, DEA – Pleasanton, USCIS – Lincoln, DEA – Dallas Lab and FBI – Richmond had occurred on January 1, 2014. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (dollars in thousands):

	For the year ended December 31,
Proforma (unaudited)	2015	2014
Total rental revenue	$93,202	$93,202
Net income (loss) (1)	6,631	2,078

(1)

The net income for the year ended December 31, 2015 excludes $4.6 million of property acquisition and formation costs incurred in the year ended December 31, 2015. Additionally, the net income for the year ended December 31, 2014 was adjusted to include these acquisition and formation costs.

Real estate and intangibles consisted of the following as of December 31, 2015 (dollars in thousands):

Total
Real estate
Land	$97,899
Building	655,832
Acquired tenant improvements	34,866
Accumulated amortization	(16,590)
Total Real Estate	$772,007
Intangible assets
In-place leases	$103,919
Acquired leasing commissions	20,235
Above market leases	10,631
Accumulated amortization	(18,200)
Total Intangible assets	$116,585
Intangible liabilities
Below market leases	$(50,700)
Accumulated amortization	6,095
Total Intangible liabilities	$(44,605)

The net projected amortization of total intangible assets and intangible liabilities as of December 31, 2015 are as follows (dollars in thousands):

Total
Intangible assets
2016	22,673
2017	21,307
2018	17,850
2019	13,079
2020	11,412
Thereafter	30,264
$116,585
Intangible liabilities
2016	(8,093)
2017	(7,896)
2018	(7,531)
2019	(5,786)
2020	(5,368)
Thereafter	(9,931)
$(44,605)

4. Debt

At December 31, 2015, our borrowings consisted of the following (dollars in thousands):

Total
Senior unsecured revolving credit facility	$154,417
Mortgage debt	83,785
Total	$238,202

a. Senior Unsecured Revolving Credit Facility

Upon the completion of the IPO on February 11, 2015 we entered into a $400.0 million senior unsecured revolving credit facility with Citigroup Capital Markets Inc., Raymond James Bank, N.A. and Royal Bank of Canada, as joint lead arrangers and joint book running managers and Raymond James Bank, N.A. and Royal Bank of Canada, as co-syndication agents. This credit facility has an accordion feature that provides us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million, for a total facility size of not more than $650.0 million. We intend to use the senior unsecured revolving credit facility to repay indebtedness, fund acquisitions, development and redevelopment opportunities, capital expenditures and the costs of securing new and renewal leases and provide working capital.

The Operating Partnership is the borrower under the senior unsecured revolving credit facility and we and certain of our subsidiaries that directly own certain of our properties are guarantors under the credit facility. The senior unsecured revolving credit facility will terminate in approximately three years. In addition, there will be two as-of-right extension options for the senior unsecured revolving credit facility and each extension option will allow us to extend the senior unsecured revolving credit facility for an additional six months, in each case subject to certain conditions and the payment of an extension fee.

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

Our senior unsecured revolving credit facility also includes customary limits on the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, redevelopment and development assets (as defined in the agreement), loans, advances or extensions of credit and investments in mixed used assets and require that we obtain consent for mergers in which the company is not the surviving entity. These financial and restrictive covenants may limit the investments we may make and our ability to make distributions. As of December 31, 2015, we were in compliance with all financial and restrictive covenants under our senior unsecured revolving credit facility.

As of December 31, 2015, the weighted average interest rate payable on borrowings under our revolving credit facility was 1.75% and the weighted average annual interest rate for borrowings under our revolving credit facility was 1.62% for the year ended December 31, 2015. As of December 31, 2015, we had $154.4 million outstanding and $245.6 million available under our revolving credit facility. As of December 31, 2015 the fair value of our revolving credit facility approximated carrying value.

b. Letters of Credit

As of December 31, 2015, the Company had $0.2 million of standby letters of credit.  There were no draws against these letters of credit during the year ended December 31, 2015.

c. Mortgage Debt

As part of the formation transaction, we completed the repayment or defeasance of, and full satisfaction with respect to, $293.4 million of secured nonrecourse mortgage loans.

The fair value of mortgage debt assumed at IPO was determined at the date of the formation transactions by discounting future contractual principal and interest payments using prevailing market rates at the date of the IPO. Subsequent to IPO we entered into debt associated with the acquisition of DEA – Pleasanton at fair value.

At December 31, 2015, the fair value of mortgage debt was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our debt instruments as a Level 3 measurement. At December 31, 2015 the fair value of our mortgage debt was $82.7 million.

The table below provides a summary of our mortgage debt at December 31, 2015 (dollars in thousands):

Property	Fixed/Floating	Contractual Interest Rate	Effective Interest Rate	Maturity Date	Principal Balance	Premium/Discount	Carrying Value
CBP - Savannah	Fixed	3.40%	4.12%	July 2033	15,580	$(853)	$14,727
ICE - Charleston	Fixed	4.21%	3.93%	January 2027	21,993	403	22,396
MEPCOM - Jacksonville	Fixed	4.41%	3.89%	October 2025	12,489	323	12,812
USFS II - Albuquerque	Fixed	4.46%	3.92%	July 2026	17,477	673	18,150
DEA - Pleasanton	Floating	LIBOR + 150bps	1.80%	October 2023	15,700	-	15,700
Total					$83,239	$546	$83,785

d. Aggregate Debt Maturities

The Company’s aggregate debt maturities based on outstanding principal as of December 31, 2015 are as follows (dollars in thousands):

Total
2016	$2,857
2017	2,977
2018	3,100
2019	157,647
2020	3,395
Thereafter	67,680
237,656
Unamortized fair value adjustments	546
$238,202

5. Fair Value Measurements

All of the Predecessor’s investments are in Limited Partnership, “LP,” or Limited Liability Company, “LLC,” interests for which there is no ready market. The Predecessor estimates the value of its investments using Level 3 inputs based upon factors such as operating performance, financial condition, economic and market events. The Predecessor uses a discounted cash flow valuation technique to estimate the fair value of each of the investments, which is updated at each reporting date by personnel responsible for the management of each investment and reviewed by senior management at each reporting period. The discounted cash flow technique requires the Predecessor to estimate cash flows for each investment over the holding period, and is based on the Predecessor’s view of the foreseeable future. Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit if applicable. Property rental revenue is based on leases currently in place and management’s estimates for future leasing activity, which are based on current market rents for similar space. Similarly, estimated real estate taxes and operating expenses are based on amounts incurred in the current period plus a projected growth factor for future periods. Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The Predecessor has determined that the unit of account being valued is the net investment in the underlying real estate LLC or LP interests. Therefore, the Predecessor has estimated the value of its investments considering whether a market participant would ascribe any value to the debt of the investment. Specific factors that may be considered include whether the market participant could assume the debt, the interest rate and the remaining term. The unrealized appreciation of the investments includes a loss of $10,666 related to the value of the debt for the year ended December 31, 2014.

Due to the significant judgment involved in valuing each investment, in the absence of a ready market, the estimated value of the Predecessor’s investments as presented in the accompanying financial statements may differ from the value that would have been used had a ready market existed, and any differences may be material.

The following table includes a roll-forward of the amounts of investments classified within Level 3 for the year ended December 31, 2015 and 2014. The classification of an investment within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Balance at January 1, 2014	$173,099
Purchase of investments	30,316
Contributions to investments	508
Distributions from investments	(7,637)
Net change in realized appreciation	40
Net change in unrealized appreciation (depreciation)	71,357
Balance at December 31, 2014	$267,683
Purchase of investments	-
Contributions to investments	257
Distributions from investments	-
Net change in realized appreciation	-
Net change in unrealized (depreciation) appreciation	(5,122)
Sale of investments to the Operating Partnership	(262,818)
Balance at December 31, 2015	$-

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2014.

Financial Instruments	Fair Value	Valuation Technique	Unobservable Inputs	Ranges
Real Estate Investments	$267,683	Discounted cash flow	Residual capitalization rates	6.46% - 7.98%
			Discount rates	6.88% - 8.44%
			Interest rates	2.81% - 6.05%

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

6. Equity

On October 16, 2014, the Company issued 1,000 shares to its sole stockholder, Darrell Crate, for $1,000, which we repurchased upon the IPO.

On February 11, 2015, we completed an initial public offering of 13.8 million shares of our common stock at a price to the public of $15.00 per share, including 1.8 million shares sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, resulting in gross proceeds of $207.0 million. In connection with the IPO, we engaged in a series of formation transactions by which we acquired 15 properties previously owned by the Easterly Funds and the ownership interests in the management entities in exchange for 9,771,120 common units and 3,308,000 shares of common stock. Additionally, in connection with the IPO, Western Devcon contributed its interest in 14 properties to the Operating Partnership in an exchange for 5,759,819 common units. On October 21, 2015, Western Devcon contributed its interest an additional property, DEA – Pleasanton, to the Operating Partnership in exchange for 12,500 common units.

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

On February 10, 2015, we filed with the SEC a registration statement on Form S-8 covering the shares of our common stock issuable under the 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan is administered by the compensation committee of our board of directors. The 2015 Equity Incentive Plan permits the granting of both options to purchase shares of our common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. The option exercise price of each option will be determined by our compensation committee but may not be less than 100% of the fair market value of our common stock on the date of grant. The term of each option will be fixed by our compensation committee and may not exceed ten years from the grant date. Our compensation committee may also grant awards of restricted stock, restricted stock units, performance shares or cash-based awards under the 2015 Equity Incentive Plan that are intended to qualify as “performance based compensation” under Section 162(m) of the Code. Those awards would only vest or become payable upon the attainment of performance goals that are established by our compensation committee and related to established performance criteria. From and after the time that we become subject to Section 162(m) of the Code, the maximum award that is intended to qualify as “performance-based compensation” under Section 162(m) of the Code that may be made to any one employee during any one calendar year period is 2,273,959 shares of our common stock with respect to stock-based award and $5.0 million with respect to a cash based award.

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

A summary of our non-vested common share awards at December 31, 2015 is as follows:

	Restricted Shares	Restricted Shares Weighted average grant date fair value	LTIP Units	LTIP Units Weighted average grant date fair value
Outstanding December 31, 2014	—	$—	—	$—
Vested	—	—	—	—
Granted	26,667	15.00	891,000	8.67
Forfeited	—	—	—	—
Outstanding, December 31, 2015	26,667	$15.00	891,000	$8.67

We recognized $1.9 million in compensation expense related to the restricted common stock and the LTIP Unit awards for the year ended December 31, 2015.  As of December 31, 2015 unrecognized compensation expense for both awards was $6.3 million.

We valued our non-vested restricted share award issued in 2015 at the grant date fair value, which was the market price of our common shares.

For the LTIP unit awards issued in 2015, we used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be issued pursuant to the award.  We utilized a risk-free rate of 0.9%, derived from the Treasury note yield as of the grant date.  Since the Company has a limited amount of operating history, the expected volatility assumption of 18.3% was derived from the observed historical volatility of the common stock prices of a select group of peer companies within the REIT industry.  Based on the selected dividend yields of guideline companies and expected dividend levels, we utilized an expected dividend yield of 5.5%.

The weighted average grant date fair value of the restricted shares and LTIP units issued in 2015 were $15.00 and $8.67, respectively. As of December 31, 2015, no shares had vested.

No additional shares of common stock or options were issued under the 2015 Equity Incentive Plan as of December 31, 2015. All shares of our common stock issued to the Easterly Funds as a part of the IPO, the formation transactions and the concurrent private placement will be eligible for future sale and certain of such shares held by holders of shares of our common stock and holders of common units in our operating partnership (other than the Company and its affiliates) will have registration rights pursuant to registration rights agreements that we have entered into with those investors. On October 21, 2015, the Company also entered into a registration rights agreement pursuant to which Mr. Ibe will have the right to cause the Company to register with the SEC the resale or primary issuance of the shares of common stock that Mr. Ibe or his affiliates may receive in exchange for the common units received in the DEA – Pleasanton acquisition and facilitate the offering and sale of such shares.

Our board of directors declared a dividend for the first quarter of 2015 in the amount of $0.11 per share of common stock and per common unit of the operating partnership, outstanding to stockholders and common unit holders of record as of the close of business on May 18, 2015.  Our board of directors also declared a dividend for the first quarter of 2015 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit of our operating partnership. The quarterly cash dividend of $0.11 per share of common stock and common unit reflects the 49 day period in the quarter ended March 31, 2015 during which we were a public company. Such dividends were paid on June 3, 2015.

On August 4, 2015, our board of directors declared a dividend for the second quarter of 2015 in the amount of $0.21 per share of common stock and per common unit of our operating partnership, outstanding to stockholders and common unit holders of record as of the close of business on August 18, 2015.  Our board of directors also declared a dividend for the second quarter of 2015 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit of our operating partnership.  Such dividends were paid on September 3, 2015.

On November 3, 2015, our board of directors declared a dividend for the third quarter of 2015 in the amount of $0.22 per share of common stock and per common unit of our operating partnership, outstanding to stockholders and common unit holders of record as of the close of business on November 17, 2015.  Our board of directors also declared a dividend for the third quarter of 2015 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit of our operating partnership.  Such dividends were paid on December 3, 2015.

On February 26, 2016, our board of directors declared a dividend for the fourth quarter of 2015 in the amount of $0.22 per share of common stock and per common unit of our operating partnership, outstanding to stockholders and common unit holders of record as of the close of business on March 10, 2016.  Our board of directors also declared a dividend for the fourth quarter of 2015 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit of our operating partnership.  Such dividends are to be paid on March 25, 2016.

7. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares and LTIP units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets for the computation of the Company’s basic and diluted earnings per share of common stock for the year ended December 31, 2015 (amounts in thousands, except per share amounts):

For the year ended
December 31, 2015
Numerator
Net income (loss)	$(6,045)
Less: Non-controlling interest in predecessor	—
Less: Non-controlling interest in operating partnership	4,351
Net income (loss) available to Easterly Government Properties, Inc.	(1,694)
Less: Dividends on participating securities	(63)
Net income (loss) available to common stockholders	$(1,757)
Denominator for basic EPS	21,430,016
Dilutive effect of share-based compensation awards	—
Dilutive effect of LTIP units	—
Denominator for basic and diluted EPS	21,430,016
Basic EPS	$(0.08)
Diluted EPS	$(0.08)

8. Operating Leases

Our rental properties are subject to generally non-cancelable operating leases generating future minimum contractual rent payments due from tenants.  As of December 31, 2015, future non-cancelable minimum contractual rent payments are as follows (dollars in thousands):

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Operating Leases
Minimum lease payments	$475,607	61,643	60,552	58,026	52,189	46,451	196,746

The Company’s consolidated properties were 100% occupied by 19 tenants at December 31, 2015.  We recognized $59.9 million in rental income attributable to base rent for the year ended December 31, 2015 and recorded a straight-line adjustment of $0.2 million for year ended December 31, 2015.  We also recognized $4.9 million in rental income attributable to the amortization of our above- and below-market leases for the year ended December 31, 2015.

9. Commitments and Contingencies

a) Operating Leases

We lease 4,731 square feet of office space in Washington, D.C. under an operating lease agreement that commenced February 2012 and expires in March 2016. Upon completion of the IPO, we became responsible for monthly rental payments. In October of 2015 we entered into a sublease agreement for 5,682 square feet of office space in Washington, D.C. with an estimated commencement date of February 2016 and expiration date of June 2021.

We also lease 5,752 square feet of office space in San Diego, CA under an operating lease that commenced February 2015 and expires in April 2017.

Rent expense incurred under the terms of the corporate office leases, was $0.4 million, $0.3 million and $0.2 million for years ended December 31, 2015, 2014 and 2013, respectively. Future minimum rental payments under the Company’s corporate office leases as of December 31, 2015 are summarized as follows (amounts in thousands):

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Corporate office leases
Minimum lease payments	$1,605	234	319	286	298	309	159

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

c) Tax Protection Agreements

Concurrent with the completion of the IPO, the Company also entered into a tax protection agreement with Michael P. Ibe, a director and our Executive Vice President — Development and Acquisitions, under which we agreed to indemnify Mr. Ibe for any taxes incurred as a result of a taxable sale of the properties contributed by Western Devcon in the formation transactions for a period of eight years after the closing of the IPO and the formation transactions. The Company also agreed in the tax protection agreement with Mr. Ibe to use the “traditional method” of making allocations under Section 704(c) of the Code for the eight-year period.

On October 21, 2015, the Company entered into a second tax protection agreement with Mr. Ibe, under which the Company agreed to indemnify Mr. Ibe for any taxes incurred as a result of a taxable sale of the DEA – Pleasanton property for a period of eight years after the closing of the acquisition and to offer Mr. Ibe and certain affiliates of Mr. Ibe the opportunity to guarantee, in the aggregate, up to approximately $15.7  million of indebtedness of the Operating Partnership for two years following the contribution of the DEA – Pleasanton property and up to approximately $7.2 million of indebtedness thereafter until the eighth anniversary of the closing of the acquisition, subject to certain conditions. The Company also agreed in the tax protection agreement with Mr. Ibe to use the “traditional method” of making allocations under Section 704(c) of the Code for the eight-year period.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. At December 31, 2015, the GSA and other federal agency accounted for approximately 96.2% of rental income and non-governmental tenants accounted for the remaining approximately 3.8%.

Thirteen of our 36 properties are located in California, accounting for approximately 23.6% of our total rentable square feet and approximately 31.8% of our total annualized lease income as of December 31, 2015. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be negatively impacted.

11. Related Party

Since the completion of the IPO, we were responsible for reimbursing Easterly Capital $0.3 million for a portion of rent and office expense at their Beverly, MA office and for the services of certain employees during the year ended December 31, 2015. Additionally, during the year ended December 31, 2015, Western Devcon was responsible for reimbursing us $0.3 million for certain costs that we paid on their behalf.

12. Subsequent Events

For its consolidated financial statements as of December 31, 2015, the Company evaluated subsequent events and noted the following significant events in addition to the dividends declared by our board of directors for the fourth quarter of 2015 (see Note 6)

On February 17, 2016 the Company acquired a 71,100 square foot property located in Albuquerque, New Mexico. The building was constructed in 2011 and is 100% leased to the GSA and occupied by Immigration and Customs Enforcement under a 15-year lease that expires in January 2027.

13. Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2015.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$10,091	$19,256	$19,857	$22,174
Net income (loss) available to Easterly Government Properties, Inc.	(2,885)	588	498	105
Net income (loss) available to Easterly Government Properties, Inc. per share (basic and diluted)	$(0.22)	$0.02	$0.02	$—

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2015

(Amounts in thousands)

				Initial Cost to Company			Cost amount carried at Close of Period
	Property & Type(1)	Location	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Original Construction Date(s)	Date Acquired
1	IRS - Fresno (O)	Fresno, CA	$—	$1,499	$68,309	$37	$1,499	$68,346	$69,845	$1,730	2003	2/11/2015
2	PTO - Arlington (O)	Arlington, VA	—	14,350	44,442	64	14,350	44,506	58,856	1,641	2009	2/11/2015
3	FBI - San Antonio (O)	San Antonio, TX	—	3,745	49,153	6	3,745	49,159	52,904	1,336	2007	2/11/2015
4	FBI - Omaha (O)	Omaha, NE	—	4,635	41,319	85	4,635	41,404	46,039	1,221	2009	2/11/2015
5	ICE - Charleston (O)	North Charleston, SC	22,396	963	34,987	5	963	34,992	35,955	863	1994 / 2012	2/11/2015
6	DOT - Lakewood (O)	Lakewood, CO	—	1,521	32,865	—	1,521	32,865	34,386	919	2004	2/11/2015
7	USCIS - Lincoln (O)	Lincoln, NE	—	2,310	26,328	—	2,310	26,328	28,638	126	2005	11/12/2015
8	AOC - El Centro (C/O)	El Centro, CA	—	1,084	20,765	5	1,084	20,770	21,854	569	2004	2/11/2015
9	DEA- Pleasanton (L)	Pleasanton, CA	15,700	5,765	20,859	—	5,765	20,859	26,624	103	2015	10/21/2015
10	USFS II - Albuquerque (O)	Albuquerque, NM	18,150	2,345	28,611	—	2,345	28,611	30,956	876	2011	2/11/2015
11	DEA - Vista (L)	Vista, CA	—	3,998	24,053	—	3,998	24,053	28,051	534	2002	2/11/2015
12	FBI - Richmond (O)	Richmond, VA	—	3,041	23,931	—	3,041	23,931	26,972	51	2001	12/7/2015
13	AOC - Del Rio (C/O)	Del Rio, TX	—	210	30,676	33	210	30,709	30,919	791	1992 / 2004	2/11/2015
14	USFS I - Albuquerque (O)	Albuquerque, NM	—	2,905	23,804	18	2,905	23,822	26,727	630	2006	2/11/2015
15	DEA - Dallas Lab (L)	Dallas, TX	—	2,753	23,848	—	2,753	23,848	26,601	51	2001	12/1/2015
16	MEPCOM - Jacksonville (O)	Jacksonville, FL	12,812	2,532	16,621	6	2,532	16,627	19,159	503	2010	2/11/2015
17	FBI - Little Rock (O)	Little Rock, AR	—	2,278	19,318	20	2,278	19,338	21,616	532	2001	2/11/2015
18	CBP - Savannah (L)	Savannah, GA	14,727	3,220	10,687	13	3,220	10,700	13,920	270	2013	2/11/2015
19	DEA - Santa Ana (O)	Santa Ana, CA	—	6,413	8,635	5	6,413	8,640	15,053	340	2004	2/11/2015
20	DOE - Lakewood (O)	Lakewood, CO	—	1,377	18,204	36	1,377	18,240	19,617	343	1999	4/1/2015
21	ICE - Otay (O)	San Diego, CA	—	2,252	12,280	—	2,252	12,280	14,532	125	2001	9/11/2015
22	DEA - Dallas (O)	Dallas, TX	—	1,005	14,546	26	1,005	14,572	15,577	419	2001	2/11/2015
23	CBP - Chula Vista (O)	Chula Vista, CA	—	6,332	7,471	26	6,332	7,497	13,829	166	1998	2/11/2015
24	DEA - North Highlands (O)	Sacramento, CA	—	1,434	9,369	—	1,434	9,369	10,803	295	2002	2/11/2015
25	USCG - Martinsburg (O)	Martinsburg, WV	—	1,700	13,294	26	1,700	13,320	15,020	395	2007	2/11/2015
26	CBP - Sunburst (O)	Sunburst, MT	—	2,192	9,423	32	2,192	9,455	11,647	241	2008	2/11/2015
27	AOC - Aberdeen (C/O)	Aberdeen, MS	—	1,147	14,044	—	1,147	14,044	15,191	196	2005	6/17/2015
28	DEA - Albany (O)	Albany, NY	—	1,801	11,544	—	1,801	11,544	13,345	256	2004	2/11/2015
29	DEA - Riverside (O)	Riverside, CA	—	1,983	6,755	15	1,983	6,770	8,753	261	1997	2/11/2015
30	DEA - Otay (O)	San Diego, CA	—	1,389	7,358	21	1,389	7,379	8,768	252	1997	2/11/2015
31	SSA - Mission Viejo (O)	Mission Viejo, CA	—	1,454	1,690	—	1,454	1,690	3,144	91	2005	2/11/2015
32	SSA - San Diego (O)	San Diego, CA	—	773	2,481	—	773	2,481	3,254	82	2003	2/11/2015
33	DEA - San Diego (W)	San Diego, CA	—	3,060	510	—	3,060	510	3,570	50	1999	2/11/2015
34	2650 SW 145th Avenue - Parbel of Florida (W/D)	Miramar, FL	—	2,177	9,417	—	2,177	9,417	11,594	245	2007	2/11/2015
35	5998 Osceola Court - United Technologies (W/M)	Midland, GA	—	1,715	1,650	—	1,715	1,650	3,365	57	2014	2/11/2015
36	501 East Hunter Street - Lummus Corporation (W/D)	Lubbock, TX	—	541	972	—	541	972	1,513	30	2013	2/11/2015
			$83,785	$97,899	$690,219	$479	$97,899	$690,698	$788,597	$16,590

(1)	O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing
(2)	Includes the unamortized balance of the fair value adjustments.
(3)	Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $647,265

S-1

(4)

Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 40 years or to the term of the underlying lease.

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2014	—	—
Additions	788,597	16,590
Balance at December 31, 2015	788,597	16,590

S-2