Form 10-Q
period 2016-03-31
Easterly Government Properties, Inc.
filed 2016-05-09
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      To

Commission file number 001-36834

EASTERLY GOVERNMENT PROPERTIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-2047728
(State of Incorporation)	(IRS Employer Identification No.)

2101 L Street NW, Suite 650, Washington, D.C.	20037
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 9, 2016, the registrant had 24,168,379 shares of common stock, par value $0.01 per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Real estate properties, net	$797,880	$772,007
Cash and cash equivalents	4,380	8,176
Restricted cash	1,521	1,736
Rents receivable	6,629	6,347
Accounts receivable	3,832	2,920
Deferred financing, net	2,511	2,726
Intangible assets, net	115,198	116,585
Prepaid expenses and other assets	2,723	1,509
Total assets	$934,674	$912,006
Liabilities
Revolving credit facility	184,417	154,417
Mortgage notes payable	83,020	83,744
Intangible liabilities, net	44,081	44,605
Accounts payable and accrued liabilities	10,211	9,346
Total liabilities	321,729	292,112
Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 24,168,379 shares issued and outstanding at March 31, 2016 and December 31, 2015.	241	241
Additional paid-in capital	392,180	391,767
Retained (deficit)	(1,019)	(1,694)
Cumulative dividends	(18,368)	(13,051)
Total stockholders' equity	373,034	377,263
Non-controlling interest in operating partnership	239,911	242,631
Total equity	612,945	619,894
Total liabilities and equity	$934,674	$912,006

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except per share amounts)

	For the three months ended March 31,
	2016	2015
Revenues
Rental income	$21,736	$9,304
Tenant reimbursements	2,155	776
Other income	80	11
Total revenues	23,971	10,091
Operating expenses
Property operating	4,333	1,730
Real estate taxes	2,368	959
Depreciation and amortization	10,863	4,900
Acquisition costs	333	1,440
Formation expenses	—	1,594
Corporate general and administrative	3,036	1,572
Fund general and administrative	—	75
Total expenses	20,933	12,270
Operating income	3,038	(2,179)
Other (expenses) / income
Interest expense, net	(1,929)	(700)
Net unrealized (loss) on investments	—	(5,122)
Net income (loss)	1,109	(8,001)
Non-controlling interest in operating partnership	(434)	5,116
Net income (loss) available to Easterly Government Properties, Inc.	$675	$(2,885)
Net income (loss) available to Easterly Government Properties, Inc. per share:
Basic	$0.03	$(0.22)
Diluted	$0.03	$(0.22)
Weighted- average common shares outstanding
Basic	24,141,712	13,144,277
Diluted	25,744,824	13,144,277

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$1,109	$(8,001)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	10,863	4,900
Straight line rent	(12)	(36)
Amortization of above- / below-market leases	(1,698)	(676)
Amortization of unearned revenue	(23)	—
Amortization of loan premium / discount	(21)	(12)
Amortization of deferred financing costs	216	116
Contributions to investments	—	(257)
Net unrealized loss on investments	—	5,122
Non-cash compensation	699	55
Net change in:
Rents receivable	(253)	(3,858)
Accounts receivable	(912)	(640)
Prepaid expenses and other assets	(964)	(417)
Accounts payable and accrued liabilities	871	2,333
Net cash provided by (used in) operating activities	9,875	(1,371)
Cash flows from investing activities
Real estate acquisitions and deposits	(34,350)	(20,167)
Cash assumed in formation	—	6,187
Additions to real estate property	(76)	(26)
Restricted cash	215	53
Net cash (used in) investing activities	(34,211)	(13,953)
Cash flows from financing activities
Payment of deferred financing costs	—	(3,379)
Issuance of common shares	—	193,545
Repurchase of initial shares	—	(1)
Proceeds from private placement	—	75,638
Credit facility draws, net	30,000	30,917
Repayments of mortgage payable	(703)	(334)
Debt payoff	—	(293,381)
Dividends and distributions paid	(8,757)	—
Distributions	—	(5,441)
Payment of offering costs	—	(1,755)
Net cash provided by (used in) financing activities	20,540	(4,191)
Net (decrease) in cash and cash equivalents	(3,796)	(19,515)
Cash and cash equivalents, beginning of period	8,176	31,437
Cash and cash equivalents, end of period	$4,380	$11,922

 The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the three months ended March 31,
	2016	2015
Cash paid for interest	$1,423	$569
Supplemental disclosure of non - cash information
Additions to real estate property	$25	$7
Deferred offering accrued, not paid	—	207
Deferred financing accrued, not paid	—	18
Easterly properties, debt and net assets contributed for shares and common units	—	260,687
Western Devcon properties and debt contributed for common units	—	86,397

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements

1. Organization and Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2015, and related notes thereto, included in Easterly Government Properties Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 2, 2016.

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

As of March 31, 2016, we wholly owned 37 properties in the United States, including 34 properties that were leased primarily to U.S. Government tenant agencies and three properties that were entirely leased to private tenants, encompassing approximately 2.7 million square feet in the aggregate. We focus on acquiring, developing, and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

We were incorporated in Maryland as a corporation on October 9, 2014 and did not have any meaningful operations until the completion of the formation transactions (as defined below) and our initial public offering on February 11, 2015 (the “IPO”).

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

All of the Company’s assets and its operations are primarily conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned 60.9% of the Operating Partnership’s common units at March 31, 2016 and the remaining 39.1% was owned by the Easterly Funds and certain members of management. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

These financial statements reflect the consolidated equity ownership structure of the Company as if the IPO and the formation transactions related to the Easterly Funds and management entities had been completed as of January 1, 2014. The formation transactions related to the Easterly Funds and the management entities were accounted for at carryover basis due to the existence of common control.

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

Due to the timing of the IPO and the formation transactions, the Company’s financial condition as of December 31, 2015 and results of operations for the three months ended March 31, 2015 reflect the financial condition and results of operations of the Predecessor combined with the Company for the period prior to February 11, 2015, and the Company’s consolidated results for the period from February 11, 2015 through December 31, 2015.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2016, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2016 and 2015. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements, both pre-IPO and post-IPO, are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Adopted Accounting Pronouncements

On January 1, 2016, the Company adopted accounting guidance under Accounting Standards Codification (ASC) Topic 810, "Consolidation,” modifying the analysis it must perform to determine whether it should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities (“VIEs”) or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, the Operating Partnership will be a variable interest entity of the Company. As the Operating Partnership is already consolidated in the balance sheets of the Company, the identification of this entity as a variable interest entity has no impact on the consolidated financial statements of the Company.  There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption.  In addition, there were no other voting interest entities under prior existing guidance determined to be variable interest entities under the revised guidance.

On January 1, 2016, the Company adopted and retrospectively applied ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” As a result all debt issuance costs paid to third parties, other than the lender, incurred to issue mortgage debt are presented on the balance sheet as a direct deduction from the carrying value.  Debt issuance costs related to a credit facility will continue to be presented as an asset on the balance sheet.

On January 1, 2016, the Company adopted ASU 2015 – 16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805), which addresses provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. ASU No. 2016-09 is effective for reporting periods beginning after December 15, 2016.  The Company is in the process of evaluating the impact of this new guidance.

3. Real Estate and Intangibles

During the three months ended March 31, 2016, we acquired one property, ICE – Albuquerque for an aggregate purchase price of $34.1 million. We allocated the purchase price of this acquisition based on the estimated fair values of the acquired assets and assumed liabilities as follows (dollars in thousands):

Total
Real estate
Land	$3,062
Building	25,328
Acquired tenant improvements	2,873
Total real estate	31,263
Intangible assets
In-place leases	3,432
Acquired leasing commissions	931
Total intangible assets	4,363
Intangible liabilities
Below-market leases	(1,526)
Total intangible liabilities	(1,526)
Purchase price	$34,100

We did not assume any debt upon acquisition of this property.  The fair value of the assets acquired and liabilities assumed in 2016 are preliminary as we continue to finalize their acquisition date fair value determination.

The intangible assets and liabilities of this property have an aggregate weighted average amortization period of 10.79 years as of March 31, 2016.

During the three months ended March 31, 2016, we included $0.3 million of revenues and $0.1 million of net income in our consolidated statement of operations related to the property acquired. During the three months ended March 31, 2016, we incurred $0.3 million of acquisition-related costs associated with the property acquisition.

Pro Forma Financial Information

The unaudited pro forma financial information set forth below presents results for the three months ended March 31, 2016 and 2015 as if the formation transactions and the acquisitions of DOE – Lakewood, AOC – Aberdeen, ICE – Otay, DEA – Pleasanton, USCIS – Lincoln, DEA – Dallas Lab and FBI – Richmond had occurred on January 1, 2014 and the ICE – Albuquerque acquisition had occurred on January 1, 2015. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (dollars in thousands):

	For the three months ended March 31,
Proforma (unaudited)	2016	2015
Total rental revenue	$24,342	$23,773
Net income (loss) (1)	1,214	1,293

(1)

The net income for the three months ended March 31, 2016 excludes $0.3 million of property acquisition costs. Additionally, the net income for the three months ended March 31, 2015 was adjusted to include these acquisition costs and exclude the $3.0 million of property acquisition and formation costs incurred during the three months ended March 31, 2015.

Real estate and intangibles consisted of the following as of March 31, 2016 (dollars in thousands):

Total
Real estate
Land	$100,961
Building	681,234
Acquired tenant improvements	37,739
Accumulated amortization	(22,054)
Total Real Estate	$797,880
Intangible assets
In-place leases	$107,351
Acquired leasing commissions	21,166
Above market leases	10,631
Accumulated amortization	(23,950)
Total Intangible assets	$115,198
Intangible liabilities
Below market leases	$(52,226)
Accumulated amortization	8,145
Total Intangible liabilities	$(44,081)

4. Debt

At March 31, 2016, our borrowings consisted of the following (dollars in thousands):

Total
Senior unsecured revolving credit facility	$184,417
Mortgage debt	83,020
Total	$267,437

a. Senior Unsecured Revolving Credit Facility

We have a $400.0 million senior unsecured revolving credit facility with an accordion feature that provides us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million, for a total facility size of not more than $650.0 million.

As of March 31, 2016, the interest rate payable on borrowings under our senior unsecured revolving credit facility was 1.84% and the weighted average annual interest rate for borrowings under our senior unsecured revolving credit facility was 1.83% and 1.58% for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had $184.4 million outstanding and $215.6 million available under our senior unsecured revolving credit facility and recognized $0.2 million in accumulated amortization of deferred financing costs. As of March 31, 2016, the fair value of our revolving credit facility approximated carrying value.

b. Mortgage Debt

The table below provides a summary of our mortgage debt at March 31, 2016 (dollars in thousands):

Property	Fixed/ Floating	Contractual Interest Rate	Effective Interest Rate	Maturity Date	Principal Balance	Premium/ Discount	Deferred Financing	Carrying Value
CBP - Savannah	Fixed	3.40%	4.12%	July 2033	$15,414	$(834)	$—	$14,580
ICE - Charleston	Fixed	4.21%	3.93%	January 2027	21,729	392	—	22,121
MEPCOM - Jacksonville	Fixed	4.41%	3.89%	October 2025	12,286	311	—	12,597
USFS II - Albuquerque	Fixed	4.46%	3.92%	July 2026	17,407	656	—	18,063
DEA - Pleasanton	Floating	LIBOR + 150bps	1.80%	October 2023	15,700	—	(41)	15,659
Total					$82,536	$525	$(41)	$83,020

At March 31, 2016, the fair value of our mortgage debt was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our debt instruments as a Level 3 measurement. At March 31, 2016 the fair value of our mortgage debt was $84.0 million.

5. Equity

The following table summarizes the changes in our stockholders equity for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Shares	Common Shares Par Value	Additional Paid-in Capital	Retained (deficit)	Distributions in Excess of Earnings	Non- controlling Interest in Operating Partnership	Member Capital/ (Deficit)	Non- controlling Interests	Total Equity
Three months ended March 31, 2016
Balance at December 31, 2015	24,168,379	$241	$391,767	$(1,694)	$(13,051)	$242,631	$—	$—	$619,894
Stock based compensation		—	81	—	—	618	—	—	699
Dividends and distributions paid		—	—	—	(5,317)	(3,440)	—	—	(8,757)
Net income		—	—	675	—	434	—	—	1,109
Allocation of NCI in Operating Partnership		—	332	—	—	(332)	—	—	—
Balance at March 31, 2016	24,168,379	$241	$392,180	$(1,019)	$(18,368)	$239,911	$—	$—	$612,945
Three months ended March 31, 2015
Balance at December 31, 2014	1,000	$—	$1	$—	$—	$—	$13,336	$283,847	$297,184
Distributions		—	—	—	—	—	(9)	(5,432)	(5,441)
Exchange of members’ capital and non controlling interests for OP units and shares	3,308,000	33	67,312	—	—	194,530	(12,738)	(249,137)	—
Public offering	13,800,000	138	191,445	—	—	—	—	—	191,583
Proceeds of private placement	7,033,712	70	105,435	—	—	—	(589)	(29,278)	75,638
Contribution of Western Devcon Properties for OP units		—	—	—	—	86,397	—	—	86,397
Stock based compensation		—	55	—	—	—	—	—	55
Grant of unvested restricted stock	26,667	—	—	—	—	—	—	—	—
Buyback of common stock	(1,000)	—	(1)	—	—	—	—	—	(1)
Net loss		—	—	(2,885)	—	(5,116)	—	—	(8,001)
Allocation of NCI in OP		—	26,539	—	—	(26,539)	—	—	—
Balance at March 31, 2015	24,168,379	$241	$390,786	$(2,885)	$—	$249,272	$—	$—	$637,414

Our board of directors approved the issuance of 891,000 LTIP units on May 6, 2015 and 40,000 LTIP units on February 26, 2016 to members of management under a long-term incentive plan. Earned awards (if any) will vest 50% on February 15, 2018 and 50% on February 6, 2019, subject to the Company achieving certain absolute and relative total shareholder returns and management’s continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by the Company without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 15, 2018, earned awards will be calculated based on total shareholder return performance up to the date of the change of control. The LTIP unit awards (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common units.  The Company measures the LTIP unit awards at the fair value on date of grant.

A summary of our non-vested common share awards at March 31, 2016 is as follows:

	Restricted Shares	Restricted Shares Weighted average grant date fair value	LTIP Units	LTIP Units Weighted average grant date fair value
Outstanding, December 31, 2015	26,667	$15.00	891,000	$8.67
Vested	—	—	—	—
Granted	—	—	40,000	14.15
Forfeited	—	—	(5,000)	8.67
Outstanding, March 31, 2016	26,667	$15.00	926,000	$8.91

We recognized $0.7 million in compensation expense related to the restricted common stock and the LTIP unit awards for the three months ended March 31, 2016.  As of March 31, 2016 unrecognized compensation expense for both awards was $6.1 million, which will be amortized over the vesting period.

We valued our non-vested restricted share award issued in 2015 at the grant date fair value, which was the market price of our shares of common shares.

For the LTIP unit awards issued in 2016, we used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be issued pursuant to the award.  We utilized a risk-free rate of 0.7%, derived from the Treasury note yield as of the grant date.  Since the Company has a limited amount of operating history, the expected volatility assumption of 20.0% was derived from the observed historical volatility of the common stock prices of a select group of peer companies within the REIT industry.  Based on the selected dividend yields of guideline companies and expected dividend levels, we utilized an expected dividend yield of 5.5%.

No additional shares of common stock or options were issued under the 2015 Equity Incentive Plan as of March 31, 2016.

On May 4, 2016, our board of directors declared a dividend for the first quarter of 2016 in the amount of $0.23 per share of common stock and per common unit of our operating partnership, outstanding to stockholders and common unit holders of record as of the close of business on June 8, 2016.  Our board of directors also declared a dividend for the first quarter of 2016 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit of our operating partnership.  Such dividends are to be paid on June 23, 2016.

6. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares and LTIP units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets for the computation of the Company’s basic and diluted earnings per share of common stock for the three months ended March 31, 2016 and 2015 (amounts in thousands, except per share amounts):

	For the three months ended	For the three months ended
	March 31, 2016	March 31, 2015
Numerator
Net income (loss)	$1,109	$(8,001)
Less: Non-controlling interest in operating partnership	(434)	5,116
Net income (loss) available to Easterly Government Properties, Inc.	675	(2,885)
Less: Dividends on participating securities	(26)	—
Net income (loss) available to common stockholders	$649	$(2,885)
Denominator for basic EPS	24,141,712	13,144,277
Dilutive effect of share-based compensation awards	22,842	—
Dilutive effect of LTIP units	1,580,270	—
Denominator for diluted EPS	25,744,824	13,144,277
Basic EPS	$0.03	$(0.22)
Diluted EPS	$0.03	$(0.22)

7. Operating Leases

Our rental properties are subject to generally non-cancelable operating leases generating future minimum contractual rent payments due from tenants. As of March 31, 2016, future non-cancelable minimum contractual rent payments are as follows (dollars in thousands):

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Operating Leases
Minimum lease payments	$473,328	48,184	63,122	60,597	54,759	49,022	197,644

The Company’s consolidated properties were 100% occupied by 19 tenants at March 31, 2016.  We recognized $20.0 million and $8.6 million in rental income attributable to base rent for the three months ended March 31, 2016 and 2015, respectively and recorded a straight-line adjustment of less than $0.1 million for the three months ended March 31, 2016 and 2015.  We also recognized $1.7 million and $0.7 million in rental income attributable to the amortization of our above- and below-market leases for the three months ended March 31, 2016 and 2015, respectively.

8. Concentrations Risk

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. At March 31, 2016, the GSA and other federal agency accounted for approximately 96.3% of rental income and non-governmental tenants accounted for the remaining approximately 3.7%.

Thirteen of our 37 properties are located in California, accounting for approximately 23.0% of our total rentable square feet and approximately 30.8% of our total annualized lease income as of March 31, 2016. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

9. Subsequent Events

For its consolidated financial statements as of March 31, 2016, the Company evaluated subsequent events and noted no significant events other than the dividends declared by the board of directors for the first quarter of 2016 (see Note 5).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the factors included under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and in the Company’s other public filings;
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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, future events or other changes. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of March 31, 2016, we wholly owned 37 properties in the United States, including 34 properties that were leased primarily to U.S. Government tenant agencies and three properties that were entirely leased to private tenants, encompassing approximately 2.7 million square feet in the aggregate. We focus on acquiring, developing and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

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

Our operating partnership, holds substantially all of our assets and conducts substantially all of our business. As of March 31, 2016, we owned approximately 60.9% of the aggregate operating partnership units in our operating partnership. We intend to elect to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015.

Recent Developments

On February 17, 2016, we acquired a 71,100 square foot property located in Albuquerque, New Mexico. The building was constructed in 2011 and is 100% leased to the GSA and occupied by Immigration and Customs Enforcement under a 15-year lease that expires in January 2027.

Properties

As of March 31, 2016, we wholly owned 37 properties, including 34 properties with approximately 2.4 million rentable square feet that were leased primarily to U.S. Government tenants and three properties with approximately 0.3 million rentable square feet that were entirely leased to private tenants. As of March 31, 2016, our properties were 100% leased with a weighted average annualized lease income per leased square foot of $32.7 and a weighted average age of approximately 11.6 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our properties as of March 31, 2016 is set forth in the table below:

Property Name	Location	Property Type	Tenant Lease Expiration Year (1)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S Government Leased
IRS - Fresno	Fresno, CA	Office	2018		180,481	$7,460,793	8.5%	$41.34
PTO - Arlington	Arlington, VA	Office	2019 / 2020	(2)	189,871	6,439,092	7.3%	33.91
FBI - San Antonio	San Antonio, TX	Office	2021		148,584	4,978,178	5.7%	33.50
FBI - Omaha	Omaha, NE	Office	2024		112,196	4,423,317	5.0%	39.42
ICE - Charleston (3)	North Charleston, SC	Office	2019 / 2027	(4)	86,733	3,648,707	4.1%	42.07
DOT - Lakewood	Lakewood, CO	Office	2024		122,225	3,478,437	3.9%	28.46
USCIS - Lincoln	Lincoln, NE	Office	2020		137,671	3,225,627	3.7%	23.43
AOC - El Centro (5)	El Centro, CA	Courthouse/Office	2019		46,813	3,031,651	3.4%	64.76
ICE - Albuquerque	Albuquerque, NM	Office	2027		71,100	2,785,048	3.2%	39.17
USFS II - Albuquerque	Albuquerque, NM	Office	2026	(6)	98,720	2,760,931	3.1%	27.97
DEA - Vista	Vista, CA	Laboratory	2020		54,119	2,749,820	3.1%	50.81
DEA - Pleasanton	Pleasanton, CA	Laboratory	2035		42,480	2,716,945	3.1%	63.96
FBI - Richmond	Richmond, VA	Office	2021		96,607	2,708,606	3.1%	28.04
AOC - Del Rio (5)	Del Rio, TX	Courthouse/Office	2024		89,880	2,636,561	3.0%	29.33
USFS I - Albuquerque	Albuquerque, NM	Office	2021	(6)	92,455	2,628,014	3.0%	28.42
DEA - Dallas Lab	Dallas, TX	Laboratory	2021		49,723	2,355,301	2.7%	47.37
MEPCOM - Jacksonville	Jacksonville, FL	Office	2025		30,000	2,151,080	2.4%	71.70
FBI - Little Rock	Little Rock, AR	Office	2021		101,977	2,140,411	2.4%	20.99
CBP - Savannah	Savannah, GA	Laboratory	2033		35,000	2,105,832	2.4%	60.17
DEA - Santa Ana	Santa Ana, CA	Office	2024		39,905	2,092,588	2.4%	52.44
DOE - Lakewood	Lakewood, CO	Office	2029		115,650	2,058,570	2.3%	17.80
ICE - Otay	San Diego, CA	Office	2017 - 2026	(7)	52,881	1,791,571	2.0%	36.22
DEA - Dallas	Dallas, TX	Office	2021		71,827	1,768,618	2.0%	24.62
DEA - North Highlands	Sacramento, CA	Office	2017		37,975	1,712,562	1.9%	45.10
CBP - Chula Vista	Chula Vista, CA	Office	2018		59,397	1,684,828	1.9%	28.37
CBP - Sunburst	Sunburst, MT	Office	2028		33,000	1,579,754	1.8%	47.87
USCG - Martinsburg	Martinsburg, WV	Office	2027		59,547	1,569,912	1.8%	26.36
AOC - Aberdeen (5)	Aberdeen, MS	Courthouse/Office	2025		46,979	1,453,325	1.6%	30.94
DEA - Albany	Albany, NY	Office	2025		31,976	1,333,746	1.5%	41.71
DEA - Otay (8)	San Diego, CA	Office	2017		32,560	1,290,715	1.5%	39.64
DEA - Riverside	Riverside, CA	Office	2017		34,354	1,288,206	1.5%	37.50
SSA - Mission Viejo	Mission Viejo, CA	Office	2020		11,590	533,252	0.6%	46.01
SSA - San Diego	San Diego, CA	Office	2017		11,743	413,543	0.5%	35.22
DEA - San Diego	San Diego, CA	Warehouse	2016		16,100	399,908	0.5%	24.84
Subtotal					2,442,119	$85,395,449	96.9%	35.02
Privately Leased
2650 SW 145th Avenue - Parbel of Florida	Miramar, FL	Warehouse/Distribution	2022	(9)	81,721	1,657,459	1.9%	20.28
5998 Osceola Court - United Technologies	Midland, GA	Warehouse/Manufacturing	2023	(9)	105,641	540,715	0.6%	5.12
501 East Hunter Street - Lummus Corporation	Lubbock, TX	Warehouse/Distribution	2028	(10)	70,078	518,885	0.6%	7.40
Subtotal					257,440	$2,717,059	3.1%	$10.55
Total / Weighted Average					2,699,559	$88,112,508	100.0%	$32.68
(1)	The year of lease expiration does not include renewal options. All leases with renewal options are noted in the following footnotes to this table.
(2)	168,468 rentable square feet leased to the PTO will expire on March 31, 2019, and 21,403 rentable square feet leased to the PTO will expire on January 7, 2020.
(3)	This property is only partially leased to the U.S. Government. LifePoint, Inc. occupies 21,609 rentable square feet.
(4)	21,609 rentable square feet leased to LifePoint, Inc. will expire on September 30, 2019, and 65,124 rentable square feet leased to ICE will expire on January 31, 2027.
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

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the GSA’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties (approximately 13.2 years), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of March 31, 2016.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percent of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
Signed leases not commenced	0	N/A	N/A	N/A	N/A	N/A
2016	1	16,100	0.6%	$399,908	0.5%	$24.84
2017	5	129,276	4.8%	5,188,153	5.9%	40.13
2018	2	239,878	8.9%	9,145,621	10.4%	38.13
2019	3	236,890	8.8%	9,234,731	10.5%	38.98
2020	4	224,783	8.3%	7,267,533	8.2%	32.33
2021	7	572,728	21.3%	16,996,396	19.3%	29.68
2022	3	105,441	3.9%	2,493,636	2.8%	23.65
2023	1	105,641	3.9%	540,715	0.6%	5.12
2024	4	364,206	13.5%	12,630,903	14.3%	34.68
2025	3	108,955	4.0%	4,938,151	5.6%	45.32
Thereafter	10	592,237	22.0%	19,276,761	21.9%	32.55
Total / Weighted Average	43	2,696,135	100.0%	$88,112,508	100.0%	$32.68

(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of March 31, 2016, eight tenants occupying approximately 20.8% of our rentable square feet and contributing approximately 21.2% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires. From March 31 through December 31, 2016 and in 2017 early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.9% and 4.3% of our rentable square feet and contribute an additional 0.9% and 3.4% of our annualized lease income, respectively.

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

The financial information presented below summarizes the combined results of operations for both our predecessor (for the period prior to our initial public offering on February 11, 2015) and Easterly for the three months ended March 31, 2016 and 2015.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and March 31, 2015

(Amounts in thousands)	For the three months ended March 31,
	2016	2015	Change
Revenues
Rental income	$21,736	$9,304	$12,432
Tenant reimbursements	2,155	776	1,379
Other income	80	11	69
Total revenues	23,971	10,091	13,880
Operating Expenses
Property operating	4,333	1,730	2,603
Real estate taxes	2,368	959	1,409
Depreciation and amortization	10,863	4,900	5,963
Acquisition costs	333	1,440	(1,107)
Offering costs	—	1,594	(1,594)
Corporate general and administrative	3,036	1,572	1,464
Fund general and administrative	—	75	(75)
Total expenses	20,933	12,270	8,663
Operating income	3,038	(2,179)	5,217
Other (expenses) / income
Interest expense	(1,929)	(700)	(1,229)
Net unrealized gain (loss) on investments	—	(5,122)	5,122
Net income (loss)	$1,109	$(8,001)	$9,110

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenue increased by $13.9 million to $24.0 million for the three months ended March 31, 2016 compared to $10.1 million for the three months ended March 31, 2015. The increase was primarily attributable to additional revenue from 29 properties contributed to us by the Easterly Funds and Western Devcon on February 11, 2015, as well as the acquisition of eight properties since the formation transactions.

Operating Expenses

Total expenses increased by $8.7 million to $20.9 million for the three months ended March 31, 2016 compared to $12.3 million for the three months ended March 31, 2015. $10.0 million of the increase is attributable to our property operating expenses, real estate taxes, and depreciation and amortization from 29 properties contributed to us by the Easterly Funds and Western Devcon on February 11, 2015, as well as the acquisition of eight properties since the completion of the formation transactions. Corporate general and administrative costs increased by $1.5 million due to an increase in the number of employees and non-cash charges for long term incentive plan units that were not granted until May 2015 and February 2016. This was offset by a $2.7 million decrease in acquisition and offering costs primarily related to the formation transaction. Additionally, fund general and administrative expenses decreased $0.1 million as we succeeded to the operations of the predecessor upon completion of our initial public offering.

Interest Expense

Interest expense represents the interest incurred on mortgage debt encumbered on our properties and on our senior unsecured revolving credit facility.

Interest expense increased $1.2 million to $1.9 million for the three months ended March 31, 2016 compared to $0.7 million for the three months ended March 31, 2015. This is due to an increase in total debt from $100.9 million at March 31, 2015 to $267.4 million at March 31, 2016. Additionally, weighted average interest rates on senior unsecured revolving credit facility increased from 1.58%, for three months ended March 31, 2015 to 1.83%, for three months ended March 31, 2016.

Net Unrealized Gain (Loss) on Investments

The unrealized gain or loss on investments represents the change in fair value of our predecessor’s real estate investments. During the three months ended March 31, 2015 and prior to our initial public offering, our predecessor had recognized a net unrealized loss of $5.1 million.

Following our initial public offering, we did not have unrealized gains as the accounting for the properties contributed by the Easterly Funds from the property owning subsidiaries to us in connection with the formation transactions have changed from investment company accounting to historical cost accounting.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At March 31, 2016, we had approximately $4.4 million available in cash and cash equivalents and there was $215.6 million available under our senior unsecured revolving credit facility.

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

Universal Shelf

On March 9, 2016, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, which was declared effective on May 3, 2016. The universal shelf registration statement may permit us, from time to time, to offer and sell up to an additional approximately $500.0 million of equity securities. However, there can be no assurance that we will be able to complete any such offerings of securities.

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

Our senior unsecured revolving credit facility also includes customary limits on the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, redevelopment and development assets (as defined in the agreement), loans, advances or extensions of credit and investments in mixed used assets and require that we obtain consent for mergers in which the company is not the surviving entity. These financial and restrictive covenants may limit the investments we may make and our ability to make distributions. As of March 31, 2016, we were in compliance with all financial and restrictive covenants under our senior unsecured revolving credit facility.

As of March 31, 2016, the interest rate payable on borrowings under our senior unsecured revolving credit facility was 1.84% and the weighted average annual interest rate for borrowings under our senior unsecured revolving credit facility was 1.83% and 1.58% for three months ended March 31, 2016 and the three months ended March 31, 2015, respectively. As of March 31, 2016, we had $184.4 million outstanding and $215.6 million available under our senior unsecured revolving credit facility.

Mortgage Debt

The table below presents our mortgage debt obligation at March 31, 2016 (dollars in thousands):

Property	Fixed/ Floating	Contractual Interest Rate	Effective Interest Rate	Maturity Date	Principal Balance
CBP- Savannah	Fixed	3.40%	3.89%	July 2033	$15,414
ICE - Charleston	Fixed	4.21%	3.93%	January 2027	21,729
MEPCOM - Jacksonville	Fixed	4.41%	3.89%	October 2025	12,286
USFS II - Albuquerque	Fixed	4.46%	3.92%	July 2026	17,407
DEA - Pleasanton	Floating	LIBOR + 150bps	1.80%	October 2023	15,700
Total					$82,536

As of March 31, 2016, we were in compliance with all financial and restrictive covenants on our mortgage debt.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2016 (amounts in thousands);

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Mortgage principal and interest	$106,104	4,390	5,853	5,853	5,852	5,883	78,273
Senior unsecured revolving credit facility principal and interest	196,092	3,058	4,078	4,078	184,878	—	—
Corporate office lease	1,512	141	319	286	298	309	159

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

On May 4, 2016, the board of directors declared a dividend for the first quarter of 2016 in the amount of $0.23 per share of common stock and per common unit of our operating partnership, outstanding to stockholders and common unit holders of record as of the close of business on June 8, 2016.  Our board of directors also declared a dividend for the first quarter of 2016 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit of our operating partnership.  Such dividends are to be paid on June 23, 2016.

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2016.

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

The following table sets forth a summary of cash flows for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
	(amounts in thousands)
Net cash (used in) provided by:
Operating activities	$9,875	$(1,371)
Investing activities	(34,211)	(13,953)
Financing activities	20,540	(4,191)

Operating Activities

Three months ended March 31, 2016 and March 31, 2015

The company generated $9.9 million of cash for operating activities during the three months ended March 31, 2016 and used $1.4 million during the three months ended March 31, 2015. Net cash provided by operating activities for the three months ended March 31, 2016 includes a $11.1 million increase in net cash from rental activities net of expenses offset by $1.3 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash from operating activities for the three months ended March 31, 2015 includes $1.2 million in rental activities net of expenses offset by $2.6 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities.

Investing Activities

Three months ended March 31, 2016 and March 31, 2015

The Company used $34.2 million in cash from investing activities during the three months ended March 31, 2016 and used $14.0 million during the three months ended March 31, 2015. Net cash provided by investing activities for the three months ended March 31, 2016 primarily includes $34.1 million in real estate acquisitions related to the purchase of ICE - Albuquerque. Net cash used for investing activities for the three months ended March 31, 2015 includes $20.2 million in deposits on acquisitions related to the purchase of DOE – Lakewood, offset by $6.2 million cash assumed in formation.

Financing Activities

Three months ended March 31, 2016 and March 31, 2015

The Company generated $20.5 million in cash from financing activities during the three months ended March 31, 2016 and used $4.2 million during the three months ended March 31, 2015. Net cash provided by financing activities for the three months ended March 31, 2016 includes $30.0 million in credit facility draws offset by $8.8 million in dividends and $0.7 million in mortgage debt repayment. Net cash provided by financing activities for the three months ended March 31, 2015 includes $193.5 million in net proceeds from our initial public offering, $75.6 million in contributions related to the private placement that occurred simultaneously with our initial public offering, and $30.9 million in credit facility draws offset by $293.4 million in mortgage debt repayment, $5.4 million in distributions, $3.4 million in deferred financing costs and $1.8 million of offering costs.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three months ended March 31, 2016 and 2015 (in thousands):

	For the three months ended March 31,
	2016	2015
Net income (loss)	$1,109	$(8,001)
Depreciation and amortization	10,863	4,900
Net unrealized (loss) on investments	—	5,122
Funds From Operations	11,972	2,021
Adjustments to FFO:
Acquisition costs	333	1,440
Offering costs	—	1,594
Straight-line rent	(12)	(36)
Above-/below-market leases	(1,698)	(676)
Non-cash interest expense	195	104
Non-cash compensation	699	55
Funds from Operations, as Adjusted	$11,489	$4,502

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2016, $66.8 million, or 25.0% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $200.1 million, or 75.0% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.5 million annually.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1935 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q:

Exhibit	Exhibit Description

3.1

Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2

Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

4.1

Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.1

Second Amendment to the Amended and Restated Agreement of Limited Partnership of Easterly  Government Properties LP, dated February 26, 2016 (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on March 2, 2016 and incorporated herein by reference)

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

101*

The following materials from Easterly Government Properties, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the related notes to these consolidated financial statements.

*	File herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: May 9, 2016	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: May 9, 2016	/s/ Meghan Baivier
Meghan Baivier
Chief Financial Officer (Principal Financial Officer)