Form 10-Q
period 2016-06-30
Easterly Government Properties, Inc.
filed 2016-08-08
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 8, 2016, the registrant had 35,062,243 shares of common stock, par value $0.01 per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate properties, net	$808,177	$772,007
Cash and cash equivalents	3,704	8,176
Restricted cash	1,557	1,736
Deposits on acquisitions	77,796	—
Rents receivable	6,920	6,347
Accounts receivable	3,709	2,920
Deferred financing, net	2,296	2,726
Intangible assets, net	111,728	116,585
Prepaid expenses and other assets	1,958	1,509
Total assets	$1,017,845	$912,006
Liabilities
Revolving credit facility	198,167	154,417
Mortgage notes payable, net	82,289	83,744
Intangible liabilities, net	42,119	44,605
Accounts payable and accrued liabilities	9,949	9,346
Total liabilities	332,524	292,112
Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 34,648,580 and 24,168,379 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	346	241
Additional paid-in capital	560,072	391,767
Retained (deficit)	(320)	(1,694)
Cumulative dividends	(25,857)	(13,051)
Total stockholders' equity	534,241	377,263
Non-controlling interest in Operating Partnership	151,080	242,631
Total equity	685,321	619,894
Total liabilities and equity	$1,017,845	$912,006

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues
Rental income	$22,291	$17,626	$44,027	$26,930
Tenant reimbursements	2,476	1,572	4,631	2,348
Other income	154	58	234	69
Total revenues	24,921	19,256	48,892	29,347
Operating expenses
Property operating	5,085	3,558	9,418	5,288
Real estate taxes	2,332	1,755	4,700	2,714
Depreciation and amortization	11,074	9,151	21,937	14,051
Acquisition costs	346	195	679	1,635
Formation expenses	—	72	—	1,666
Corporate general and administrative	3,052	2,239	6,088	3,811
Fund general and administrative	—	—	—	75
Total expenses	21,889	16,970	42,822	29,240
Operating income	3,032	2,286	6,070	107
Other (expenses) / income
Interest expense, net	(1,995)	(1,321)	(3,924)	(2,021)
Net unrealized (loss) on investments	—	—	—	(5,122)
Net income (loss)	1,037	965	2,146	(7,036)
Non-controlling interest in Operating Partnership	(338)	(377)	(772)	4,739
Net income (loss) available to Easterly Government Properties, Inc.	$699	$588	$1,374	$(2,297)
Net income (loss) available to Easterly Government Properties, Inc. per share:
Basic	$0.02	$0.02	$0.05	$(0.12)
Diluted	$0.02	$0.02	$0.05	$(0.12)
Weighted- average common shares outstanding
Basic	27,484,075	24,141,712	25,812,893	18,673,374
Diluted	29,267,258	25,435,010	27,538,423	18,673,374

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$2,146	$(7,036)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	21,937	14,051
Straight line rent	33	(99)
Amortization of above- / below-market leases	(3,409)	(1,976)
Amortization of unearned revenue	(50)	—
Amortization of loan premium / discount	(43)	(38)
Amortization of deferred financing costs	432	329
Contributions to investments	—	(257)
Net unrealized loss on investments	—	5,122
Non-cash compensation	1,422	512
Net change in:
Rents receivable	(517)	(4,660)
Accounts receivable	(789)	(176)
Prepaid expenses and other assets	(449)	(377)
Accounts payable and accrued liabilities	329	1,618
Net cash provided by operating activities	21,042	7,013
Cash flows from investing activities
Real estate acquisitions and deposits	(129,796)	(34,325)
Cash assumed in formation	—	6,187
Additions to real estate property	(266)	(132)
Restricted cash	179	109
Net cash (used in) investing activities	(129,883)	(28,161)
Cash flows from financing activities
Payment of deferred financing costs	—	(3,397)
Issuance of common shares	84,943	193,545
Repurchase of initial shares	—	(1)
Proceeds from private placement	—	75,638
Credit facility draws, net	43,750	33,417
Repayments of mortgage payable	(1,414)	(921)
Debt payoff	—	(293,381)
Dividends and distributions paid	(19,001)	(4,377)
Distributions	—	(5,441)
Payment of offering costs	(3,909)	(1,962)
Net cash provided by (used in) financing activities	104,369	(6,880)
Net (decrease) in cash and cash equivalents	(4,472)	(28,028)
Cash and cash equivalents, beginning of period	8,176	31,437
Cash and cash equivalents, end of period	$3,704	$3,409

 The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the six months ended June 30,
	2016	2015
Cash paid for interest	$3,615	$1,596
Supplemental disclosure of non - cash information
Additions to real estate property	$87	$—
Offering costs accrued, not paid	174	—
Easterly properties, debt and net assets contributed for shares and common units	—	260,687
Western Devcon properties and debt contributed for common units	—	86,397
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(88,674)	$—
Common stock	58	—
Additional paid-in capital	88,616	—
Total	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements

1. Organization and Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2015, and related notes thereto, included in the Annual Report on Form 10-K of Easterly Government Properties, Inc. (which may be referred to in these financial statements as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (the “ SEC”) on March 2, 2016.

The Company is a Maryland corporation that has elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code (the “Code”) commencing with its taxable period ended December 31, 2015. The operations of the Company are carried on primarily through Easterly Government Properties LP (the “Operating Partnership”) and the wholly owned subsidiaries of the Operating Partnership.

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

As of June 30, 2016, we wholly owned 38 properties in the United States, including 35 properties that were leased primarily to U.S. Government tenant agencies and three properties that were entirely leased to private tenants, encompassing approximately 2.8 million square feet in the aggregate. We focus on acquiring, developing, and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

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

In connection with the IPO, we engaged in certain formation transactions (the “formation transactions”) pursuant to which the Operating Partnership acquired (i) 15 properties previously owned by the Easterly Funds (as defined below) in exchange for 3,308,000 shares of common stock and 8,635,714 common units, (ii) 14 properties previously owned by Western Devcon, Inc., a private real estate company and a series of related entities beneficially owned by Michael P. Ibe (collectively, “Western Devcon”), in exchange for 5,759,819 common units and (iii) all of the ownership interests in the management entities (as defined below) in exchange for 1,135,406 common units.

Concurrent with the IPO, the Company sold an aggregate of 7,033,712 shares of its common stock to the Easterly Funds in a private placement at a price per share of $15.00 without payment of any underwriting fees, discounts or commissions.

Our Operating Partnership used the net proceeds received from the offering, private placement and a portion of the borrowings under a $400.0 million senior unsecured revolving credit facility, which we refer to as our senior unsecured revolving credit facility, to repay approximately $293.4 million in outstanding indebtedness including applicable repayment costs, defeasance costs, settlement of interest rate swap liabilities and other costs and fees associated with such repayments.

Our predecessor (the “Predecessor”) means Easterly Partners, LLC and its consolidated subsidiaries prior to the IPO and the formation transactions, including (i) all entities or interests in U.S. Government Properties Income and Growth Fund L.P., U.S. Government Properties Income and Growth Fund REIT, Inc. and the related feeder and subsidiary entities (collectively, “Easterly Fund I,”) (ii) all entities or interests in U.S. Government Properties Income and Growth Fund II, LP, USGP II REIT LP, USGP II (Parallel) Fund, LP and their related feeders and subsidiary entities (collectively, “Easterly Fund II” and, together with Easterly Fund I, the “Easterly Funds”) and (iii) the entities that managed the Easterly Funds (the “management entities”).

All of the Company’s assets and its operations are primarily conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned 78.0% of the Operating Partnership’s common units at June 30, 2016. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Upon completion of the IPO and the formation transactions, the Company succeeded to the operations of the Predecessor. Prior to the IPO, the Predecessor was under the control of Darrell W. Crate, the Chairman of our board of directors.

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

Due to the timing of the IPO and the formation transactions, the Company’s financial condition as of December 31, 2015 and results of operations for the six months ended June 30, 2015 reflect the financial condition and results of operations of the Predecessor combined with the Company for the period prior to February 11, 2015, and the Company’s consolidated results for the period from February 11, 2015 through December 31, 2015.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2016, and the consolidated results of operations and the consolidated cash flows for the three and six months ended June 30, 2016 and 2015. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

On January 1, 2016, the Company adopted ASU 2015 – 16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805), which addresses provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period. The implementation of this update did not have an impact in our condensed consolidated financial statements.

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

3. Real Estate and Intangibles

During the six months ended June 30, 2016, we acquired two properties, ICE – Albuquerque and NPS – Omaha for an aggregate purchase price of $52.0 million. We allocated the purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (dollars in thousands):

Total
Real estate
Land	$4,579
Building	38,615
Acquired tenant improvements	3,742
Total real estate	46,936
Intangible assets
In-place leases	5,352
Acquired leasing commissions	1,339
Total intangible assets	6,691
Intangible liabilities
Below-market leases	(1,627)
Total intangible liabilities	(1,627)
Purchase price	$52,000

We did not assume any debt upon acquisition of the two properties.  The fair value of the assets acquired and liabilities assumed in 2016 are preliminary as we continue to finalize their acquisition date fair value determination.

The intangible assets and liabilities have an aggregate weighted average amortization period of 9.78 years as of June 30, 2016.

During the six months ended June 30, 2016, we included $1.3 million of revenues and $0.5 million of net income in our consolidated statement of operations related to the properties acquired. During the six months ended June 30, 2016, we incurred $0.7 million of acquisition-related costs associated with the property acquisitions.

Pro Forma Financial Information

The unaudited pro forma financial information set forth below presents results for the six months ended June 30, 2016 and 2015 as if the formation transactions and the acquisitions of DOE – Lakewood, AOC – Aberdeen, ICE – Otay, DEA – Pleasanton, USCIS – Lincoln, DEA – Dallas Lab and FBI – Richmond had occurred on January 1, 2014 and the ICE – Albuquerque and NPS – Omaha acquisition had occurred on January 1, 2015. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (dollars in thousands):

	For the six months ended June 30,
Proforma (unaudited)	2016	2015
Total rental revenue	$49,940	$48,585
Net income (loss) (1)	2,996	3,546

(1)

The net income for the six months ended June 30, 2016 excludes $0.7 million of property acquisition costs. Additionally, the net income for the six months ended June 30, 2015 was adjusted to include these acquisition costs and exclude the $3.3 million of property acquisition and formation costs incurred during the six months ended June 30, 2015.

Real estate and intangibles consisted of the following as of June 30, 2016 (dollars in thousands):

Total
Real estate
Land	$102,478
Building	694,774
Acquired tenant improvements	38,608
Accumulated amortization	(27,683)
Total Real Estate	$808,177
Intangible assets
In-place leases	$109,271
Acquired leasing commissions	21,574
Above market leases	10,631
Accumulated amortization	(29,748)
Total Intangible assets	$111,728
Intangible liabilities
Below market leases	$(52,328)
Accumulated amortization	10,209
Total Intangible liabilities	$(42,119)

4. Debt

At June 30, 2016, our borrowings consisted of the following (dollars in thousands):

Total
Revolving credit facility	$198,167
Mortgage notes payable, net	82,289
Total	$280,456

a. Revolving Credit Facility

We have a $400.0 million senior unsecured revolving credit facility with an accordion feature that provides us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million, for a total facility size of not more than $650.0 million.

As of June 30, 2016, the interest rate payable on borrowings under our senior unsecured revolving credit facility was 1.85%. For the six months ended June 30, 2016 the weighted average annual interest rate for borrowings under our senior unsecured revolving credit facility was 1.84%. As of June 30, 2016, we had $198.2 million outstanding and $201.8 million available under our senior unsecured revolving credit facility and recognized $0.4 million in accumulated amortization of deferred financing costs. As of June 30, 2016, the fair value of our revolving credit facility approximated carrying value.

b. Mortgage Notes Payable, Net

The table below provides a summary of our mortgage debt which is collateralized by the underlying real estate at June 30, 2016 (dollars in thousands):

Property	Fixed/ Floating	Contractual Interest Rate	Effective Interest Rate	Maturity Date	Principal Balance	Premium/ Discount	Deferred Financing	Carrying Value
CBP - Savannah	Fixed	3.40%	4.12%	July 2033	$15,246	$(814)	$—	$14,432
ICE - Charleston	Fixed	4.21%	3.93%	January 2027	21,463	380	—	21,843
MEPCOM - Jacksonville	Fixed	4.41%	3.89%	October 2025	12,080	298	—	12,378
USFS II - Albuquerque	Fixed	4.46%	3.92%	July 2026	17,336	639	—	17,975
DEA - Pleasanton	Floating	LIBOR + 150bps	1.80%	October 2023	15,700	—	(39)	15,661
Total					$81,825	$503	$(39)	$82,289

At June 30, 2016, the fair value of our mortgage debt was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our debt instruments as a Level 3 measurement. At June 30, 2016 the fair value of our mortgage debt was $84.6 million.

5. Equity

The following table summarizes the changes in our stockholders’ equity for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained (Deficit)	Distributions in Excess of Earnings	Non- controlling Interest in Operating Partnership	Member Capital/ (Deficit)	Non- controlling Interests	Total Equity
Six months ended June 30, 2016
Balance at December 31, 2015	24,168,379	$241	$391,767	$(1,694)	$(13,051)	$242,631	$—	$—	$619,894
Stock based compensation		—	145	—	—	1,277	—	—	1,422
Dividends and distributions paid		—	—	—	(12,806)	(6,195)	—	—	(19,001)
Grant of unvested restricted stock	16,128	—	—	—	—	—	—	—	—
Redemption of common units for common shares	5,745,028	58	88,616	—	—	(88,674)	—	—	—
Public offering	4,719,045	47	80,813		—		—	—	80,860
Net income		—	—	1,374	—	772	—	—	2,146
Allocation of non-controlling interest in Operating Partnership		—	(1,269)	—	—	1,269	—	—	—
Balance at June 30, 2016	34,648,580	$346	$560,072	$(320)	$(25,857)	$151,080	$—	$—	$685,321
Six months ended June 30, 2015
Balance at December 31, 2014	1,000	$—	$1	$—	$—	$—	$13,336	$283,847	$297,184
Distributions		—	—	—	—	—	(9)	(5,432)	(5,441)
Exchange of members’ capital and non-controlling interests for common units and shares	3,308,000	33	67,312	—	—	194,530	(12,738)	(249,137)	—
Public offering	13,800,000	138	191,445	—	—	—	—	—	191,583
Proceeds of private placement	7,033,712	70	105,435	—	—	—	(589)	(29,278)	75,638
Contribution of Western Devcon properties for common units		—	—	—	—	86,397	—	—	86,397
Stock based compensation		—	155	—	—	357	—	—	512
Grant of unvested restricted stock	26,667	—	—	—	—	—	—	—	—
Buyback of common stock	(1,000)	—	(1)	—	—	—	—	—	(1)
Dividends and distributions paid		—	—	—	(2,659)	(1,718)			(4,377)
Net loss		—	—	(2,297)	—	(4,739)	—	—	(7,036)
Allocation of non-controlling interest in Operating Partnership		—	27,575	—	—	(27,575)	—	—	—
Balance at June 30, 2015	24,168,379	$241	$391,922	$(2,297)	$(2,659)	$247,252	$—	$—	$634,459

Our board of directors approved the issuance of 891,000 long-term incentive plan units in the Operating Partnership (“LTIP units”) on May 6, 2015 and 40,000 LTIP units on February 26, 2016 to members of management under a long-term incentive plan. Earned awards (if any) will vest 50% on February 15, 2018 and 50% on February 6, 2019, subject to the Company achieving certain absolute and relative total shareholder returns and management’s continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by the Company without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 15, 2018, earned awards will be calculated based on total shareholder return performance up to the date of the change of control. The LTIP unit awards (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common units.  The Company measures the LTIP unit awards at the fair value on date of grant.

In connection with our 2016 annual meeting of stockholders, we issued an aggregate of 16,128 shares of restricted common stock to our non-employee directors pursuant to our 2015 Equity Incentive Plan. The restricted common stock grants will vest upon the earlier of the anniversary of the date of grant or the next annual stockholder meeting.

A summary of our non-vested common stock and LTIP units awards at June 30, 2016 is as follows:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value	LTIP Units	LTIP Units Weighted Average Grant Date Fair Value
Outstanding, December 31, 2015	26,667	$15.00	891,000	$8.67
Vested	(26,667)	15.00	—	—
Granted	16,128	18.60	40,000	14.15
Forfeited	—	—	(5,000)	8.67
Outstanding, June 30, 2016	16,128	$18.60	926,000	$8.91

We recognized $1.4 million in compensation expense related to the restricted common stock and the LTIP unit awards for the six months ended June 30, 2016.  As of June 30, 2016 unrecognized compensation expense for both awards was $5.7 million, which will be amortized over the vesting period.

We valued our non-vested restricted share award issued in 2016 at the grant date fair value, which was the market price of our shares of common stock.

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

No additional shares of common stock or options were issued under the 2015 Equity Incentive Plan as of June 30, 2016.

On June 7, 2016, we completed an underwritten public offering of an aggregate of 6,219,045 shares of common stock, consisting of 4,719,045 shares sold by us to the underwriters and 1,500,000 shares offered on a forward basis in connection with certain forward sales agreements. The gross proceeds from the offering of 4,719,045 shares sold by us to the underwriters was $84.9 million before deducting underwriting discounts, commissions and estimated offering expenses. The forward sales agreements entered into with respect to 1,500,000 of the Company's common shares are at an initial price to the Company of $17.235 per share. Subject to the Company's right to elect cash or net share settlement, the Company expects to physically settle the forward sales agreements no later than December 7, 2016. The Company will account for the forward share agreements as equity.

In connection with the liquidation of the Easterly Funds, an aggregate of 5,745,028 shares of common stock were issued between May 11, 2016 and June 30, 2016 upon the redemption of an aggregate of 5,745,028 common units in accordance with the terms of the partnership agreement of the Operating Partnership.

On May 4, 2016, our board of directors declared a dividend for the first quarter of 2016 in the amount of $0.23 per share of common stock and per common unit, outstanding to stockholders and common unit holders of record as of the close of business on June 8, 2016.  Our board of directors also declared a dividend for the first quarter of 2016 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit.  Such dividends were paid on June 23, 2016.

On August 3, 2016, our board of directors declared a dividend for the second quarter of 2016 in the amount of $0.23 per share of common stock and per common unit, outstanding to stockholders and common unit holders of record as of the close of business on August 26, 2016.  Our board of directors also declared a dividend for the second quarter of 2016 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit.  Such dividends are to be paid on September 13, 2016.

6. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares and LTIP units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three and six months ended June 30, 2016 and 2015 (amounts in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Numerator
Net income (loss)	$1,037	$965	$2,146	$(7,036)
Less: Non-controlling interest in Operating Partnership	(338)	(377)	(772)	4,739
Net income (loss) available to Easterly Government Properties, Inc.	699	588	1,374	(2,297)
Less: Dividends on participating securities	(25)	(13)	(51)	(13)
Net income (loss) available to common stockholders	$674	$575	$1,323	$(2,310)
Denominator for basic EPS	27,484,075	24,141,712	25,812,893	18,673,374
Dilutive effect of share-based compensation awards	11,629	8,272	12,753	—
Dilutive effect of LTIP units	1,638,738	1,285,026	1,625,785	—
Dilutive effect of forward shares	132,816	—	86,992	—
Denominator for diluted EPS	29,267,258	25,435,010	27,538,423	18,673,374
Basic EPS	$0.02	$0.02	$0.05	$(0.12)
Diluted EPS	$0.02	$0.02	$0.05	$(0.12)

7. Operating Leases

Our rental properties are subject to generally non-cancelable operating leases generating future minimum contractual rent payments due from tenants. As of June 30, 2016, future non-cancelable minimum contractual rent payments are as follows (dollars in thousands):

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Operating Leases
Minimum lease payments	$469,766	32,895	64,679	62,154	56,316	50,579	203,143

The Company’s consolidated properties were 100% occupied by 20 tenants at June 30, 2016.

On June 18, 2016, the Company was awarded a lease for a 65,810 square foot Drug Administration (FDA) laboratory in Alameda, CA. The FDA - Alameda laboratory will be leased to the General Services Administration (GSA) for a 20-year term, beginning upon completion of development of the property.

For the six months ended June 30, 2016 we recognized $40.5 million in rental income attributable to base rent, $3.5 million in rental income attributable to the amortization of our above- and below-market leases and a straight-line adjustment of less than $0.1 million.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. At June 30, 2016, the GSA and other federal agency accounted for approximately 96.4% of rental income and non-governmental tenants accounted for the remaining approximately 3.6%.

Thirteen of our 38 properties are located in California, accounting for approximately 22.5% of our total rentable square feet and approximately 30.3% of our total annualized lease income as of June 30, 2016. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

9. Subsequent Events

For its consolidated financial statements as of June 30, 2016, the Company evaluated subsequent events and the following significant events in addition to the dividends declared by the board of directors for the second quarter of 2016 (see Note 5).

On July 1, 2016, the Company acquired a 96,278 square foot property located in Birmingham, Alabama. The building was constructed in 2005 and is 100% leased to the GSA and occupied by the Federal Bureau of Investigation under a 15-year lease that expires in 2020.

On July 1, 2016, the Company acquired a 35,616 square foot property located in Birmingham, Alabama. The building was constructed in 2005 and is 100% leased to the GSA and occupied by the Drug Enforcement Agency under a 15-year lease that expires in 2020.

On July 1, 2016, the Company acquired a 71,979 square foot laboratory located in Kansas City, Kansas. The building was constructed in 2003 and is 100% leased to the GSA and occupied by the Environmental Protection Agency under a 20-year lease that expires in 2023.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

the factors included under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the factors included under the heading “Risk Factors” in the Company’s other public filings;

•

risks associated with our dependence on the U.S. Government and its agencies for substantially all of our revenues, including credit risk and risk that the U.S. Government reduces its spending on real estate or that it changes its preference away from leased properties;

•	risks associated with ownership and development of real estate;
•	decreased rental rates or increased vacancy rates;
•	loss of key personnel;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	the risk we may lose one or more major tenants;
•	difficulties in completing and successfully integrating acquisitions;
•	failure of acquisitions or development projects to yield anticipated results;
•	risks associated with actual or threatened terrorist attacks;
•	intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;
•	insufficient amounts of insurance or exposure to events that are either uninsured or underinsured;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	exposure to liability relating to environmental and health and safety matters;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments and the nature of our assets;
•	exposure to litigation or other claims;
•	risks associated with breaches of our data security;
•	risks associated with our indebtedness;
•	failure to refinance current or future indebtedness on favorable terms, or at all;
•	failure to meet the restrictive covenants and requirements in our existing and new debt agreements;
•	fluctuations in interest rates and increased costs to refinance or issue new debt;
•	risks associated with derivatives or hedging activity; and
•	risks associated with mortgage debt or unsecured financing or the unavailability thereof, which could make it difficult to finance or refinance properties and could subject us to foreclosure.

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

As of June 30, 2016, we wholly owned 38 properties in the United States, including 35 properties that were leased primarily to U.S. Government tenant agencies and three properties that were entirely leased to private tenants, encompassing approximately 2.8 million square feet in the aggregate. We focus on acquiring, developing and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

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

Our predecessor means Easterly Partners, LLC and its consolidated subsidiaries prior to our initial public offering and the formation transactions, including (i) all entities or interests in U.S. Government Properties Income and Growth Fund L.P., U.S. Government Properties Income and Growth Fund REIT, Inc. and the related feeder and subsidiary entities, which we refer to, collectively, as Easterly Fund I, (ii) all entities or interests in U.S. Government Properties Income and Growth Fund II, LP, USGP II REIT LP, USGP II (Parallel) Fund, LP and their related feeders and subsidiary entities, which we refer to, collectively, as Easterly Fund II and, together with Easterly Fund I, we refer to as the Easterly Funds and (iii) the entities that managed the Easterly Funds, which we refer to as the management entities.

Our operating partnership, holds substantially all of our assets and conducts substantially all of our business. As of June 30, 2016, we owned approximately 78.0% of the aggregate limited partnership interests in our operating partnership, or common units. We have elected to be taxed as a REIT and operate in a manner that we believe allows us to continue to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015.

Recent Acquisitions

On February 17, 2016, we acquired a 71,100 square foot property located in Albuquerque, New Mexico. The building was constructed in 2011 and is 100% leased to the GSA and occupied by Immigration and Customs Enforcement under a 15-year lease that expires in January 2027.

On May 19, 2016, we acquired a 62,772 square foot property located in Omaha, Nebraska. The building was constructed in 2004 and is 100% leased to the GSA and occupied by the National Park Service under a 20-year lease that expires in June 2024.

On July 1, 2016 the Company acquired a 96,278 square foot property located in Birmingham, Alabama. The building was constructed in 2005 and is 100% leased to the GSA and occupied by the Federal Bureau of Investigation under a 15-year lease that expires in 2020.

On July 1, 2016, the Company acquired a 35,616 square foot property located in Birmingham, Alabama. The building was constructed in 2005 and is 100% leased to the GSA and occupied by the Drug Enforcement Agency under a 15-year lease that expires in 2020.

On July 1, 2016, the Company acquired a 71,979 square foot laboratory located in Kansas City, Kansas. The building was constructed in 2003 and is 100% leased to the GSA and occupied by the Environmental Protection Agency under a 20-year lease that expires in 2023.

Properties

As of June 30, 2016, we wholly owned 38 properties, including 35 properties with approximately 2.5 million rentable square feet that were leased primarily to U.S. Government tenants and three properties with approximately 0.3 million rentable square feet that were entirely leased to private tenants. As of June 30, 2016, our properties were 100% leased with a weighted average annualized lease income per leased square foot of $32.7 and a weighted average age of approximately 11.8 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our properties as of June 30, 2016 is set forth in the table below:

Property Name	Location	Property Type	Tenant Lease Expiration Year (1)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S Government Leased
IRS - Fresno	Fresno, CA	Office	2018		180,481	$7,429,953	8.3%	$41.17
PTO - Arlington	Arlington, VA	Office	2019 / 2020	(2)	189,871	6,530,249	7.2%	34.39
FBI - San Antonio	San Antonio, TX	Office	2021		148,584	4,978,204	5.5%	33.50
FBI - Omaha	Omaha, NE	Office	2024		112,196	4,429,217	4.9%	39.48
ICE - Charleston (3)	North Charleston, SC	Office	2019 / 2027	(4)	86,733	3,642,840	4.0%	42.00
DOT - Lakewood	Lakewood, CO	Office	2024		122,225	3,482,164	3.9%	28.49
USCIS - Lincoln	Lincoln, NE	Office	2020		137,671	3,242,187	3.6%	23.55
AOC - El Centro (5)	El Centro, CA	Courthouse/Office	2019		46,813	3,217,231	3.6%	68.73
ICE - Albuquerque	Albuquerque, NM	Office	2027		71,100	2,785,048	3.1%	39.17
USFS II - Albuquerque	Albuquerque, NM	Office	2026	(6)	98,720	2,758,877	3.1%	27.95
DEA - Vista	Vista, CA	Laboratory	2020		54,119	2,749,820	3.0%	50.81
DEA - Pleasanton	Pleasanton, CA	Laboratory	2035		42,480	2,718,539	3.0%	64.00
FBI - Richmond	Richmond, VA	Office	2021		96,607	2,708,241	3.0%	28.03
USFS I - Albuquerque	Albuquerque, NM	Office	2021	(6)	92,455	2,680,978	3.0%	29.00
AOC - Del Rio (5)	Del Rio, TX	Courthouse/Office	2024		89,880	2,636,561	2.9%	29.33
DEA - Dallas Lab	Dallas, TX	Laboratory	2021		49,723	2,355,301	2.6%	47.37
MEPCOM - Jacksonville	Jacksonville, FL	Office	2025		30,000	2,151,080	2.4%	71.70
FBI - Little Rock	Little Rock, AR	Office	2021		101,977	2,133,931	2.4%	20.93
CBP - Savannah	Savannah, GA	Laboratory	2033		35,000	2,105,832	2.3%	60.17
DEA - Santa Ana	Santa Ana, CA	Office	2024		39,905	2,070,118	2.3%	51.88
DOE - Lakewood	Lakewood, CO	Office	2029		115,650	2,058,570	2.3%	17.80
ICE - Otay	San Diego, CA	Office	2017 -2026	(7)	52,881	1,792,232	2.0%	36.24
DEA - Dallas	Dallas, TX	Office	2021		71,827	1,786,035	2.0%	24.87
NPS - Omaha	Omaha, NE	Office	2024		62,772	1,740,378	1.9%	27.73
DEA - North Highlands	Sacramento, CA	Office	2017		37,975	1,712,562	1.9%	45.10
CBP - Chula Vista	Chula Vista, CA	Office	2018		59,397	1,687,136	1.9%	28.40
CBP - Sunburst	Sunburst, MT	Office	2028		33,000	1,579,754	1.8%	47.87
USCG - Martinsburg	Martinsburg, WV	Office	2027		59,547	1,564,191	1.7%	26.27
AOC - Aberdeen (5)	Aberdeen, MS	Courthouse/Office	2025		46,979	1,455,221	1.6%	30.98
DEA - Albany	Albany, NY	Office	2025		31,976	1,333,746	1.5%	41.71
DEA - Otay (8)	San Diego, CA	Office	2017		32,560	1,293,030	1.4%	39.71
DEA - Riverside	Riverside, CA	Office	2017		34,354	1,289,573	1.4%	37.54
SSA - Mission Viejo	Mission Viejo, CA	Office	2020		11,590	533,252	0.6%	46.01
SSA - San Diego	San Diego, CA	Office	2017		11,743	413,543	0.5%	35.22
DEA - San Diego	San Diego, CA	Warehouse	2016		16,100	399,932	0.4%	24.84
Subtotal					2,504,891	$87,445,526	97.0%	34.96
Privately Leased
2650 SW 145th Avenue - Parbel of Florida	Miramar, FL	Warehouse/Distribution	2022	(9)	81,721	1,657,459	1.8%	20.28
5998 Osceola Court - United Technologies	Midland, GA	Warehouse/Manufacturing	2023	(9)	105,641	540,715	0.6%	5.12
501 East Hunter Street - Lummus Corporation	Lubbock, TX	Warehouse/Distribution	2028	(10)	70,078	518,885	0.6%	7.40
Subtotal					257,440	$2,717,059	3.0%	$10.55
Total / Weighted Average					2,762,331	$90,162,585	100.0%	$32.68
(1)	The year of lease expiration does not include renewal options. All leases with renewal options are noted in the following footnotes to this table.
(2)	168,468 rentable square feet leased to the PTO will expire on March 31, 2019, and 21,403 rentable square feet leased to the PTO will expire on January 7, 2020.
(3)	This property is only partially leased to the U.S. Government. LifePoint, Inc. occupies 21,609 rentable square feet.
(4)	21,609 rentable square feet leased to LifePoint, Inc. will expire on September 30, 2019, and 65,124 rentable square feet leased to ICE will expire on January 31, 2027.
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

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the GSA’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties (approximately 13.4 years), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of June 30, 2016.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percent of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2016	1	16,100	0.6%	$399,932	0.4%	$24.84
2017	5	129,276	4.7%	5,191,835	5.8%	40.16
2018	2	239,878	8.7%	9,117,089	10.1%	38.01
2019	3	236,890	8.6%	9,496,039	10.5%	40.09
2020	4	224,783	8.1%	7,293,655	8.1%	32.45
2021	7	572,728	20.8%	17,059,958	18.9%	29.79
2022	3	105,441	3.8%	2,493,930	2.8%	23.65
2023	1	105,641	3.8%	540,715	0.6%	5.12
2024	5	426,978	15.5%	14,358,438	15.9%	33.63
2025	3	108,955	3.9%	4,940,047	5.5%	45.34
Thereafter	10	592,237	21.5%	19,270,947	21.4%	32.54
Total / Weighted Average	44	2,758,907	100.0%	$90,162,585	100.0%	$32.68

(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of June 30, 2016, eight tenants occupying approximately 20.3% of our rentable square feet and contributing approximately 20.7% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires. From June 30 through December 31, 2016 and in 2017 early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.8% and 4.2% of our rentable square feet and contribute an additional approximately 0.9% and 3.4% of our annualized lease income, respectively.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2016 and June 30, 2015

(Amounts in thousands)	For the three months ended June 30,
	2016	2015	Change
Revenues
Rental income	$22,291	$17,626	$4,665
Tenant reimbursements	2,476	1,572	904
Other income	154	58	96
Total revenues	24,921	19,256	5,665
Operating Expenses
Property operating	5,085	3,558	1,527
Real estate taxes	2,332	1,755	577
Depreciation and amortization	11,074	9,151	1,923
Acquisition costs	346	195	151
Offering costs	—	72	(72)
Corporate general and administrative	3,052	2,239	813
Total expenses	21,889	16,970	4,919
Operating income	3,032	2,286	746
Other (expenses) / income
Interest expense	(1,995)	(1,321)	(674)
Net income	$1,037	$965	$72

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenue increased by $5.7 million to $24.9 million for the three months ended June 30, 2016 compared to $19.3 million for the three months ended June 30, 2015. The increase was primarily attributable to additional revenue from seven properties acquired since June 30, 2015.

Operating Expenses

Total expenses increased by $4.9 million to $21.9 million for the three months ended June 30, 2016 compared to $17.0 million for the three months ended June 30, 2015. $4.0 million of the increase is attributable to our property operating expenses, real estate taxes, and depreciation and amortization from the acquisition of seven properties since June 30, 2015. Corporate general and administrative costs increased by $0.8 million due to an increase in employee compensation costs and non-cash charges for long term incentive plan units that were not granted until May 2015 and February 2016.

Interest Expense

Interest expense represents the interest incurred on mortgage debt encumbered on our properties and on a $400.0 million senior unsecured revolving credit facility, which we refer to as our senior unsecured revolving credit facility.

Interest expense increased $0.7 million to $2.0 million for the three months ended June 30, 2016 compared to $1.3 million for the three months ended June 30, 2015. This is due to an increase in our senior unsecured revolving credit facility balance from $154.4 million at June 30, 2015 to $198.2 million at June 30, 2016. Additionally, weighted average interest rates on our senior unsecured revolving credit facility increased from 1.59%, for the three months ended June 30, 2015 to 1.84%, for the three months ended June 30, 2016.

Comparison of Results of Operations for the Six Months Ended June 30, 2016 and June 30, 2015

The financial information presented below summarizes the combined results of operations for both our predecessor (for the period prior to our initial public offering on February 11, 2015) and Easterly for the six months ended June 30, 2016 and 2015.

(Amounts in thousands)	For the six months ended June 30,
	2016	2015	Change
Revenues
Rental income	$44,027	$26,930	$17,097
Tenant reimbursements	4,631	2,348	2,283
Other income	234	69	165
Total revenues	48,892	29,347	19,545
Operating Expenses
Property operating	9,418	5,288	4,130
Real estate taxes	4,700	2,714	1,986
Depreciation and amortization	21,937	14,051	7,886
Acquisition costs	679	1,635	(956)
Offering costs	—	1,666	(1,666)
Corporate general and administrative	6,088	3,811	2,277
Fund general and administrative	—	75	(75)
Total expenses	42,822	29,240	13,582
Operating income	6,070	107	5,963
Other (expenses) / income
Interest expense	(3,924)	(2,021)	(1,903)
Net unrealized (loss) on investments	—	(5,122)	5,122
Net income (loss)	$2,146	$(7,036)	$9,182

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenue increased by $19.5 million to $48.9 million for the six months ended June 30, 2016 compared to $29.3 million for the six months ended June 30, 2015. The increase was primarily attributable to additional revenue from 29 properties contributed to us by the Easterly Funds and Western Devcon on February 11, 2015, as well as the acquisition of nine properties since the formation transactions.

Operating Expenses

Total expenses increased by $13.6 million to $42.8 million for the six months ended June 30, 2016 compared to $29.2 million for the six months ended June 30, 2015. $14.0 million of the increase is attributable to our property operating expenses, real estate taxes, and depreciation and amortization from 29 properties contributed to us by the Easterly Funds and Western Devcon on February 11, 2015, as well as the acquisition of nine properties since the completion of the formation transactions. Corporate general and administrative costs increased by $2.3 million due to an increase in the number of employees and non-cash charges for long term incentive plan units that were not granted until May 2015 and February 2016. This was offset by a $2.6 million decrease in acquisition and offering costs primarily related to the formation transactions. Additionally, fund general and administrative expenses decreased $0.1 million as we succeeded to the operations of the predecessor upon completion of our initial public offering.

Interest Expense

Interest expense represents the interest incurred on mortgage debt encumbered on our properties and on our senior unsecured revolving credit facility.

Interest expense increased $1.9 million to $3.9 million for the six months ended June 30, 2016 compared to $2.0 million for the six months ended June 30, 2015. This is primarily due to an increase in our senior unsecured revolving credit facility balance from $154.4 million at June 30, 2015 to $198.2 million at June 30, 2016. Additionally, weighted average interest rates on senior unsecured revolving credit facility increased from 1.59%, for the six months ended June 30, 2015 to 1.84%, for the six months ended June 30, 2016.

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

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At June 30, 2016, we had $3.7 million available in cash and cash equivalents and there was $201.8 million available under our senior unsecured revolving credit facility.

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

Universal Shelf

On March 9, 2016, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, which was declared effective on May 3, 2016. The universal shelf registration statement may permit us, from time to time, to offer and sell up to an additional $500.0 million of equity securities. However, there can be no assurance that we will be able to complete any such offerings of securities.

Offering of Common Stock

On June 7, 2016, we completed an underwritten public offering of an aggregate of 6,219,045 shares of common stock, consisting of 4,719,045 shares sold by us to the underwriters and 1,500,000 shares offered on a forward basis in connection with certain forward sales agreements. The gross proceeds from the offering of 4,719,045 shares sold by us to the underwriters was $84.9 million before deducting underwriting discounts, commissions and estimated offering expenses. Subject to the Company's right to elect cash or net share settlement, the Company expects to physically settle the forward sales agreements no later than December 7, 2016. Assuming the forward sales agreements are physically settled in full, we expect to receive an additional $27.0 million of gross proceeds from the forward component of the offering, before deducting underwriting discounts, commissions and estimated offering expenses.

Senior Unsecured Revolving Credit Facility

Upon the completion of our initial public offering on February 11, 2015 we entered into a $400.0 million senior unsecured revolving credit facility with Citigroup Capital Markets Inc. Raymond James Bank, N.A. and Royal Bank of Canada, as joint lead arrangers and joint book running managers and Raymond James Bank, N.A. and Royal Bank of Canada, as co-syndication agents. This credit facility has an accordion feature that provides us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million, for a total facility size of not more than $650.0 million. We intend to use our senior unsecured revolving credit facility to repay indebtedness, fund acquisitions, development and redevelopment opportunities, capital expenditures and the costs of securing new and renewal leases and provide working capital.

Our operating partnership is the borrower under our senior unsecured revolving credit facility and we and certain of our subsidiaries that directly own certain of our properties are guarantors under the credit facility. Our senior unsecured revolving credit facility will terminate in approximately three years. In addition, there will be two as-of-right extension options for our senior unsecured revolving credit facility and each extension option will allow us to extend our senior unsecured revolving credit facility for an additional six months, in each case subject to certain conditions and the payment of an extension fee.

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

Our senior unsecured revolving credit facility also contains certain customary financial covenants, as follows: (i) the maximum ratio of consolidated total indebtedness to total asset value (each as defined in the agreement) may not exceed 60.0% on any date, provided that the maximum ratio may be increased to 65.0% for the two consecutive quarters following the date on which a material acquisition (as defined in the agreement) occurs, (ii) the maximum ratio of consolidated secured indebtedness (as defined in the agreement) to total asset value may not exceed 40.0% on any date, (iii) the maximum ratio of consolidated secured recourse indebtedness (as defined in the agreement) to total asset value may not exceed 15% on any date, (iv) the minimum consolidated tangible net worth (as defined in the agreement) may not, on any date, be less than the sum of an amount equal to 75.0% of our consolidated tangible net worth as of the closing date of the facility plus an amount equal to 75.0% of the aggregate net cash proceeds received by us from any offering of our capital stock after the closing date of the facility, (v) the minimum ratio of adjusted consolidated EBITDA to consolidated fixed charges (each as defined in the agreement) may not be less than 1.50 to 1.00 on any date, (vi) the maximum ratio of consolidated unsecured indebtedness to unencumbered asset value (each as defined in the agreement) may not exceed 60% as of any date and (vii) the minimum ratio of adjusted consolidated net operating income from unencumbered assets (as defined in the agreement) to interest payable on unsecured debt (as determined in accordance with the agreement) shall not be less than 1.75 to 1.00 on any date. Additionally, under our senior unsecured revolving credit facility, our distributions may not exceed the greater of (i) 95.0% of our FFO or (ii) the amount required for us to maintain our status as a REIT and avoid the payment of federal or state income or excise tax.

Our senior unsecured revolving credit facility also includes customary limits on the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, redevelopment and development assets (as defined in the agreement), loans, advances or extensions of credit and investments in mixed used assets and require that we obtain consent for mergers in which the company is not the surviving entity. These financial and restrictive covenants may limit the investments we may make and our ability to make distributions. As of June 30, 2016, we were in compliance with all financial and restrictive covenants under our senior unsecured revolving credit facility.

As of June 30, 2016, the interest rate payable on borrowings under our senior unsecured revolving credit facility was 1.85% and the weighted average annual interest rate for borrowings under our senior unsecured revolving credit facility was 1.84% for six months ended June 30, 2016. As of June 30, 2016, we had $198.2 million outstanding and $201.8 million available under our senior unsecured revolving credit facility.

Mortgage Debt

The table below presents our mortgage debt obligation at June 30, 2016 (dollars in thousands):

Property	Fixed/ Floating	Contractual Interest Rate	Effective Interest Rate	Maturity Date	Principal Balance
CBP- Savannah	Fixed	3.40%	4.12%	July 2033	$15,246
ICE - Charleston	Fixed	4.21%	3.93%	January 2027	21,463
MEPCOM - Jacksonville	Fixed	4.41%	3.89%	October 2025	12,080
USFS II - Albuquerque	Fixed	4.46%	3.92%	July 2026	17,336
DEA - Pleasanton	Floating	LIBOR + 150bps	1.80%	October 2023	15,700
Total					$81,825

As of June 30, 2016, we were in compliance with all financial and restrictive covenants on our mortgage debt.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2016 (amounts in thousands);

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Mortgage principal and interest	$104,641	2,926	5,853	5,853	5,853	5,883	78,273
Senior unsecured revolving credit facility principal and interest	209,428	2,155	4,309	4,309	198,655	—	—
Corporate office lease	1,480	109	319	286	298	309	159

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

On May 4, 2016, the board of directors declared a dividend for the first quarter of 2016 in the amount of $0.23 per share of common stock and per common unit, outstanding to stockholders and common unit holders of record as of the close of business on June 8, 2016.  Our board of directors also declared a dividend for the first quarter of 2016 for each long-term incentive plan unit in our operating partnership (“LTIP unit”) in an amount equal to 10% of the dividend paid per common unit.  Such dividends were paid on June 23, 2016.

On August 3, 2016, the board of directors declared a dividend for the second quarter of 2016 in the amount of $0.23 per share of common stock and per common unit, outstanding to stockholders and common unit holders of record as of the close of business on

August 26, 2016.  Our board of directors also declared a dividend for the second quarter of 2016 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit.  Such dividends are to be paid on September 13, 2016.

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2016.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the operating expenses that are passed through to our tenants and by contractual rent increases. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flows

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

The following table sets forth a summary of cash flows for the six months ended June 30, 2016 and 2015:

	For the six months ended June 30,
	2016	2015
	(amounts in thousands)
Net cash (used in) provided by:
Operating activities	$21,042	$7,013
Investing activities	(129,883)	(28,161)
Financing activities	104,369	(6,880)

Operating Activities

Six months ended June 30, 2016 and June 30, 2015

The Company generated $21.0 million and $7.0 million of cash for operating activities during the six months ended June 30, 2016 and 2015, respectively. Net cash provided by operating activities for the six months ended June 30, 2016 includes a $22.5 million increase in net cash from rental activities net of expenses offset by $1.4 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash from operating activities for the six months ended June 30, 2015 includes $10.6 million in rental activities net of expenses offset by $3.6 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities.

Investing Activities

Six months ended June 30, 2016 and June 30, 2015

The Company used $129.9 million and $28.2 million in cash from investing activities during the six months ended June 30, 2016 and 2015, respectively. Net cash used in investing activities for the six months ended June 30, 2016 primarily includes $77.8 million in deposits on acquisitions and $52.0 million in real estate acquisitions related to the purchase of ICE – Albuquerque and NPS – Omaha. Net cash used for investing activities for the six months ended June 30, 2015 includes $34.3 million to purchase DOE – Lakewood and AOC – Aberdeen offset by $6.2 million in cash assumed in formation.

Financing Activities

Six months ended June 30, 2016 and June 30, 2015

The Company generated $104.4 million in cash from financing activities during the six months ended June 30, 2016 and used $6.9 million during the six months ended June 30, 2015. Net cash provided by financing activities for the six months ended June 30, 2016 includes $84.9 million in proceeds from the issuance of common shares and $43.8 million in credit facility draws offset by $19.0 million in dividends, $3.9 million in offering costs and $1.4 million in mortgage debt repayment. Net cash used in financing activities for the six months ended June 30, 2015 includes $193.5 million in proceeds from our initial public offering, $75.6 million in contributions related to the private placement that occurred simultaneously with our initial public offering, and $33.4 million in credit facility draws offset by $293.4 million in mortgage debt repayment, $9.8 million in dividends and distributions paid, $3.4 million in deferred financing costs, $2.0 million of offering costs and $0.9 million in mortgage debt repayment.

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

FFO is defined by NAREIT as net income (loss), calculated in accordance with GAAP, excluding gains or losses from sales of property and impairment losses on depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance, and we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting results.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$1,037	$965	$2,146	$(7,036)
Depreciation and amortization	11,074	9,151	21,937	14,051
Net unrealized (loss) on investments	—	—	—	5,122
Funds From Operations	12,111	10,116	24,083	12,137
Adjustments to FFO:
Acquisition costs	346	195	679	1,635
Offering costs	—	72	—	1,666
Straight-line rent	45	(65)	33	(36)
Above-/below-market leases	(1,711)	(1,300)	(3,409)	(676)
Non-cash interest expense	194	187	389	104
Non-cash compensation	723	457	1,422	55
Funds from Operations, as Adjusted	$11,708	$9,662	$23,197	$14,885

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of June 30, 2016, $66.1 million, or 23.6% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $213.9 million, or 76.4% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.5 million annually.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1935 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following materials from Easterly Government Properties, Inc.’s Quarterly Report on Form 10-Q for the six months ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the related notes to these consolidated financial statements.

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: August 8, 2016	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: August 8, 2016	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)