Form 10-Q
period 2016-09-30
Easterly Government Properties, Inc.
filed 2016-11-08
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016, the registrant had 35,374,810 shares of common stock, par value $0.01 per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate properties, net	$880,962	$772,007
Cash and cash equivalents	4,358	8,176
Restricted cash	1,432	1,736
Deposits on acquisitions	1,250	—
Rents receivable	7,464	6,347
Accounts receivable	4,136	2,920
Deferred financing, net	3,007	2,726
Intangible assets, net	116,100	116,585
Prepaid expenses and other assets	1,845	1,509
Total assets	$1,020,554	$912,006
Liabilities
Revolving credit facility	206,667	154,417
Mortgage notes payable, net	81,552	83,744
Intangible liabilities, net	41,894	44,605
Accounts payable and accrued liabilities	13,516	9,346
Total liabilities	343,629	292,112
Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 35,161,192 and 24,168,379 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	352	241
Additional paid-in capital	568,520	391,767
Retained (deficit)	575	(1,694)
Cumulative dividends	(33,944)	(13,051)
Total stockholders' equity	535,503	377,263
Non-controlling interest in Operating Partnership	141,422	242,631
Total equity	676,925	619,894
Total liabilities and equity	$1,020,554	$912,006

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues
Rental income	$24,493	$18,126	$68,520	$45,056
Tenant reimbursements	2,385	1,689	7,016	4,037
Other income	97	42	331	111
Total revenues	26,975	19,857	75,867	49,204
Operating expenses
Property operating	5,308	3,838	14,726	9,126
Real estate taxes	2,533	1,980	7,233	4,694
Depreciation and amortization	12,237	9,344	34,174	23,395
Acquisition costs	660	235	1,339	1,870
Formation expenses	—	—	—	1,666
Corporate general and administrative	3,066	2,301	9,154	6,112
Fund general and administrative	—	—	—	75
Total expenses	23,804	17,698	66,626	46,938
Operating income	3,171	2,159	9,241	2,266
Other (expenses) / income
Interest expense, net	(2,043)	(1,341)	(5,967)	(3,362)
Net unrealized (loss) on investments	—	—	—	(5,122)
Net income (loss)	1,128	818	3,274	(6,218)
Non-controlling interest in Operating Partnership	(233)	(320)	(1,005)	4,419
Net income (loss) available to Easterly Government Properties, Inc.	$895	$498	$2,269	$(1,799)
Net income (loss) available to Easterly Government Properties, Inc. per share:
Basic	$0.02	$0.02	$0.08	$(0.09)
Diluted	$0.02	$0.02	$0.07	$(0.09)
Weighted-average common shares outstanding
Basic	34,967,482	24,141,712	28,886,697	20,516,184
Diluted	36,904,564	25,216,716	30,722,389	20,516,184

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$3,274	$(6,218)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	34,174	23,395
Straight line rent	(17)	(165)
Amortization of above- / below-market leases	(5,225)	(3,359)
Amortization of unearned revenue	(77)	—
Amortization of loan premium / discount	(64)	(59)
Amortization of deferred financing costs	649	541
Contributions to investments	—	(257)
Net unrealized loss on investments	—	5,122
Non-cash compensation	2,164	1,175
Net change in:
Rents receivable	(940)	(4,154)
Accounts receivable	(1,216)	(268)
Prepaid expenses and other assets	(336)	(639)
Accounts payable and accrued liabilities	3,840	3,657
Net cash provided by operating activities	36,226	18,771
Cash flows from investing activities
Real estate acquisitions and deposits	(140,403)	(52,425)
Cash assumed in formation	—	6,187
Additions to operating properties	(664)	(256)
Additions to development properties	(145)	—
Restricted cash	304	(172)
Net cash (used in) investing activities	(140,908)	(46,666)
Cash flows from financing activities
Payment of deferred financing costs	(848)	(3,397)
Issuance of shares of common stock	84,943	193,545
Repurchase of initial shares	—	(1)
Proceeds from private placement	—	75,638
Credit facility draws, net	52,250	50,167
Repayments of mortgage payable	(2,131)	(1,512)
Debt payoff	—	(293,381)
Dividends and distributions paid	(29,245)	(12,732)
Distributions	—	(5,441)
Payment of offering costs	(4,105)	(1,962)
Net cash provided by financing activities	100,864	924
Net (decrease) in cash and cash equivalents	(3,818)	(26,971)
Cash and cash equivalents, beginning of period	8,176	31,437
Cash and cash equivalents, end of period	$4,358	$4,466

 The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the nine months ended September 30,
	2016	2015
Cash paid for interest	$5,531	$2,733
Supplemental disclosure of non-cash information
Additions to operating properties	$174	$41
Additions to development properties	18	—
Financing costs accrued, not paid	78	—
Easterly properties, debt and net assets contributed for shares and common units	—	260,687
Western Devcon properties and debt contributed for common units	—	86,397
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(96,578)	$—
Common stock	64	—
Additional paid-in capital	96,514	—
Total	$—	$—

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

The Company is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “Code”) commencing with its taxable year ended December 31, 2015. The operations of the Company are carried on primarily through Easterly Government Properties LP (the “Operating Partnership”) and the wholly owned subsidiaries of the Operating Partnership.

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

As of September 30, 2016, we wholly owned 41 operating properties in the United States, including 38 operating properties that were leased primarily to U.S. Government tenant agencies and three operating properties that were entirely leased to private tenants, encompassing approximately 3.0 million square feet in the aggregate. In addition, we wholly owned one property under development encompassing approximately 0.1 million square feet. We focus on acquiring, developing, and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

We were incorporated in Maryland as a corporation on October 9, 2014 and did not have any meaningful operations until the completion of the formation transactions (as defined below) and our initial public offering on February 11, 2015 (the “IPO”).

On February 11, 2015, we completed an initial public offering of 13.8 million shares of our common stock at a price to the public of $15.00 per share, including 1.8 million shares sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, resulting in gross proceeds of $207.0 million. The aggregate net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company, was approximately $191.6 million. The Company contributed the net proceeds from the IPO to the Operating Partnership in exchange for common units representing limited partnership interests in the Operating Partnership (“common units”).

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

Our Operating Partnership used the net proceeds received from the offering, private placement and a portion of the borrowings under a $400.0 million senior unsecured revolving credit facility (our “senior unsecured revolving credit facility”) to repay approximately $293.4 million in outstanding indebtedness including applicable repayment costs, defeasance costs, settlement of interest rate swap liabilities and other costs and fees associated with such repayments.

Our predecessor (the “Predecessor”) means Easterly Partners, LLC and its consolidated subsidiaries prior to the IPO and the formation transactions, including (i) all entities or interests in U.S. Government Properties Income and Growth Fund L.P., U.S. Government Properties Income and Growth Fund REIT, Inc. and the related feeder and subsidiary entities (collectively, “Easterly Fund I”), (ii) all entities or interests in U.S. Government Properties Income and Growth Fund II, LP, USGP II REIT LP, USGP II (Parallel) Fund, LP and their related feeders and subsidiary entities (collectively, “Easterly Fund II” and, together with Easterly Fund I, the “Easterly Funds”) and (iii) the entities that managed the Easterly Funds (the “management entities”).

Our Operating Partnership holds substantially all of our assets and conducts substantially all our business. The Company is the sole general partner of the Operating Partnership. The Company owned 79.1% of the Operating Partnership’s common units at September 30, 2016. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015.

Principle of Combination and Consolidation

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, including Easterly Government Properties TRS, LLC, Easterly Government Services, LLC and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Due to the timing of the IPO and the formation transactions, the Company’s financial condition as of December 31, 2015 and results of operations for the nine months ended September 30, 2015 reflect the financial condition and results of operations of the Predecessor combined with the Company for the period prior to February 11, 2015, and the Company’s consolidated results for the period from February 11, 2015 through December 31, 2015.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2016, and the consolidated results of operations and the consolidated cash flows for the three and nine months ended September 30, 2016 and 2015. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

2. Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements, both pre-IPO and post-IPO, are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

On January 1, 2016, the Company adopted and retrospectively applied Accounting Standards Update (ASU) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” As a result all debt issuance costs paid to third parties, other than the lender, incurred to issue mortgage debt are presented on the balance sheet as a direct deduction from the carrying value.  Debt issuance costs related to our senior unsecured revolving credit facility will continue to be presented as an asset on the balance sheet. Debt issuance costs related to our senior unsecured term loan facility (as defined below) will be presented as an asset on the balance sheet until a draw is made, at which time the debt issuance costs will be a direct deduction from the carrying value.

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued.  ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, with early adoption permitted.  The Company is in the process of evaluating the impact of this new guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which provides classification guidance for certain cash receipts and cash payments including payment of debt extinguishment costs, settlement of zero-coupon debt instruments, insurance claim payments and distributions from equity method investees.  The standard is effective on January 1, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

3. Real Estate and Intangibles

During the nine months ended September 30, 2016, we acquired five operating properties, ICE – Albuquerque, NPS – Omaha, DEA – Birmingham, FBI – Birmingham and EPA – Kansas City for an aggregate purchase price of $129.4 million. We allocated the purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (dollars in thousands):

Total
Real estate
Land	$6,576
Building	104,064
Acquired tenant improvements	4,897
Total real estate	115,537
Intangible assets
In-place leases	14,840
Acquired leasing commissions	2,599
Total intangible assets	17,439
Intangible liabilities
Below-market leases	(3,573)
Total intangible liabilities	(3,573)
Purchase price	$129,403

We did not assume any debt upon acquisition of the five operating properties.  The fair value of the assets acquired and liabilities assumed in 2016 are preliminary as we continue to finalize their acquisition date fair value determination.

The intangible assets and liabilities of the acquired properties have an aggregate weighted average amortization period of 6.73 years as of September 30, 2016.

During the nine months ended September 30, 2016, we included $4.6 million of revenues and $1.5 million of net income in our consolidated statement of operations related to the operating properties acquired. During the nine months ended September 30, 2016, we incurred $1.3 million of acquisition-related costs associated with the property acquisitions.

Pro Forma Financial Information

The unaudited pro forma financial information set forth below presents results for the nine months ended September 30, 2016 and 2015 as if the formation transactions and the acquisitions of DOE – Lakewood, AOC – Aberdeen, ICE – Otay, DEA – Pleasanton, USCIS – Lincoln, DEA – Dallas Lab and FBI – Richmond had occurred on January 1, 2014 and the ICE – Albuquerque, NPS – Omaha, DEA – Birmingham, FBI – Birmingham and EPA – Kansas City acquisitions had occurred on January 1, 2015. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (dollars in thousands):

	For the nine months ended September 30,
Proforma (unaudited)	2016	2015
Total rental revenue	$81,197	$79,447
Net income (loss) (1)	5,219	5,367

(1)

The net income for the nine months ended September 30, 2016 excludes $1.3 million of property acquisition costs. Additionally, the net income for the nine months ended September 30, 2015 was adjusted to include these acquisition costs and exclude the $3.5 million of property acquisition and formation costs incurred during the nine months ended September 30, 2015.

In addition to the above operating property acquisitions, we acquired one property, FDA – Alameda, in an asset acquisition during the nine months ended September 30, 2016.

Real estate and intangibles consisted of the following as of September 30, 2016 (dollars in thousands):

Total
Real estate properties, net
Land	$109,912
Building	760,668
Acquired tenant improvements	39,762
Construction in progress	4,516
Accumulated amortization	(33,896)
Total Real estate properties, net	$880,962
Intangible assets, net
In-place leases	$118,759
Acquired leasing commissions	22,835
Above market leases	10,631
Accumulated amortization	(36,125)
Total Intangible assets, net	$116,100
Intangible liabilities, net
Below market leases	$(54,272)
Accumulated amortization	12,378
Total Intangible liabilities, net	$(41,894)

4. Debt

At September 30, 2016, our borrowings consisted of the following (dollars in thousands):

Total
Revolving credit facility	$206,667
Mortgage notes payable, net	81,552
Total	$288,219

a. Senior Unsecured Revolving Credit Facility

We have a $400.0 million senior unsecured revolving credit facility with an accordion feature that provides us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million, for a total facility size of not more than $650.0 million.

As of September 30, 2016, the interest rate payable on borrowings under our senior unsecured revolving credit facility was 1.93%. For the nine months ended September 30, 2016 the weighted average annual interest rate for borrowings under our senior unsecured revolving credit facility was 1.86%. As of September 30, 2016, we had $206.7 million outstanding and $193.3 million available under our senior unsecured revolving credit facility and recognized $0.6 million in accumulated amortization of deferred financing costs.

As of September 30, 2016, the carrying value of our senior unsecured revolving credit facility approximated fair value. In determining the fair value we considered the short term maturity and variable interest rate. We deem the fair value of our senior unsecured revolving credit facility as a Level 3 measurement.

b. Mortgage Notes Payable, Net

The table below provides a summary of our mortgage debt which is collateralized by the underlying real estate at September 30, 2016 (dollars in thousands):

Property	Fixed/ Floating	Contractual Interest Rate	Effective Interest Rate	Maturity Date	Principal Balance	Premium/ Discount	Deferred Financing	Carrying Value
CBP - Savannah	Fixed	3.40%	4.12%	July 2033	$15,078	$(795)	$—	$14,283
ICE - Charleston	Fixed	4.21%	3.93%	January 2027	21,194	368	—	21,562
MEPCOM - Jacksonville	Fixed	4.41%	3.89%	October 2025	11,872	286	—	12,158
USFS II - Albuquerque	Fixed	4.46%	3.92%	July 2026	17,264	622	—	17,886
DEA - Pleasanton	Floating	LIBOR + 150bps	1.80%	October 2023	15,700	—	(37)	15,663
Total					$81,108	$481	$(37)	$81,552

At September 30, 2016, the fair value of our mortgage debt was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our debt instruments as a Level 3 measurement. At September 30, 2016 the fair value of our mortgage debt was $83.4 million.

c. Senior Unsecured Term Loan Facility

On September 29, 2016, we entered into a $100.0 million senior unsecured term loan facility (our “senior unsecured term loan facility”) with PNC Bank, National Association, as administrative agent, U.S. Bank National Association and SunTrust Bank, as syndication agents, PNC Capital Markets LLC, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners.

The Operating Partnership is the borrower under our senior unsecured term loan facility and we and certain of our subsidiaries that directly own certain of our properties are guarantors under the term loan facility. The senior unsecured term loan facility matures on September 29, 2023, has a 180-day delayed draw period, and is prepayable without penalty beginning in October 2018.

Borrowings under our senior unsecured term loan facility will bear interest at floating rates equal to, at our option, either (1) a fluctuating rate equal to the sum of (a) the highest of (x) PNC Bank, National Association’s base rate, (y) the federal funds open rate plus 0.50% and (z) the daily Eurodollar rate plus 1.00% plus (b) a margin ranging from 0.7% to 1.35%, or (2) a Eurodollar rate equal to a periodic fixed rate equal to LIBOR plus, a margin ranging from 1.7% to 2.35%, in each case with a margin based on our leverage ratio. Based on our current leverage ratio, borrowings under our senior unsecured term loan facility will have an initial interest rate of LIBOR plus 170 basis points. We may prepay our senior unsecured term loan facility in whole or in part, subject to (i) customary costs, if any, of breaking LIBOR and, (ii) payment of a prepayment penalty equal to 2.0% of the principal balance being repaid during the first 12 months of our senior unsecured term loan facility and 1.0% of the principal balance being repaid during the following 12 months.

Our senior unsecured term loan facility also contains certain customary covenants, including but not limited to financial covenants that require us to maintain maximum ratios of consolidated total indebtedness, consolidated secured indebtedness and consolidated secured recourse indebtedness to total asset value, minimum consolidated tangible net worth and a minimum consolidated fixed charge ratio.

As of September 30, 2016 we have not drawn funds under our senior unsecured term loan facility.

5. Equity

The following table summarizes the changes in our stockholders’ equity for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained (Deficit)	Distributions in Excess of Earnings	Non- controlling Interest in Operating Partnership	Member Capital/ (Deficit)	Non- controlling Interests	Total Equity
Nine months ended September 30, 2016
Balance at December 31, 2015	24,168,379	$241	$391,767	$(1,694)	$(13,051)	$242,631	$—	$—	$619,894
Stock based compensation		—	221	—	—	1,943	—	—	2,164
Dividends and distributions paid		—	—	—	(20,893)	(8,352)	—	—	(29,245)
Grant of unvested restricted stock	16,128	—	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	6,257,640	64	96,514	—	—	(96,578)	—	—	—
Public offering	4,719,045	47	80,791	—	—	—	—	—	80,838
Net income		—	—	2,269	—	1,005	—	—	3,274
Allocation of non-controlling interest in Operating Partnership		—	(773)	—	—	773	—	—	—
Balance at September 30, 2016	35,161,192	$352	$568,520	$575	$(33,944)	$141,422	$—	$—	$676,925
Nine months ended September 30, 2015
Balance at December 31, 2014	1,000	$—	$1	$—	$—	$—	$13,336	$283,847	$297,184
Distributions		—	—	—	—	—	(9)	(5,432)	(5,441)
Exchange of members’ capital and non-controlling interests for common units and shares of common stock	3,308,000	33	67,312	—	—	194,530	(12,738)	(249,137)	—
Public offering	13,800,000	138	191,445	—	—	—	—	—	191,583
Proceeds of private placement	7,033,712	70	105,435	—	—	—	(589)	(29,278)	75,638
Contribution of Western Devcon properties for common units		—	—	—	—	86,397	—	—	86,397
Stock based compensation		—	209	—	—	966	—	—	1,175
Grant of unvested restricted stock	26,667	—	—	—	—	—	—	—	—
Buyback of common stock	(1,000)	—	(1)	—	—	—	—	—	(1)
Dividends and distributions paid		—	—	—	(7,734)	(4,998)			(12,732)
Net loss		—	—	(1,799)	—	(4,419)	—	—	(6,218)
Allocation of non-controlling interest in Operating Partnership		—	26,956	—	—	(26,956)	—	—	—
Balance at September 30, 2015	24,168,379	$241	$391,357	$(1,799)	$(7,734)	$245,520	$—	$—	$627,585

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

A summary of our shares of restricted common stock and LTIP unit awards at September 30, 2016 is as follows:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value	LTIP Units	LTIP Units Weighted Average Grant Date Fair Value
Outstanding, December 31, 2015	26,667	$15.00	891,000	$8.67
Vested	(26,667)	15.00	—	—
Granted	16,128	18.60	40,000	14.15
Forfeited	—	—	(5,000)	8.67
Outstanding, September 30, 2016	16,128	$18.60	926,000	$8.91

We recognized $2.2 million in compensation expense related to the restricted common stock and the LTIP unit awards for the nine months ended September 30, 2016.  As of September 30, 2016, unrecognized compensation expense for both awards was $4.9 million, which will be amortized over the vesting period.

We valued our non-vested restricted share award issued in 2016 at the grant date fair value, which was the market price of our shares of common stock.

For the LTIP unit awards issued in 2016, we used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be issued pursuant to the award.  We utilized a risk-free rate of 0.7%, derived from the Treasury note yield as of the grant date.  Since the Company has a limited amount of operating history, the expected volatility assumption of 20.0% was derived from the observed historical volatility of the common stock prices of a select group of peer companies within the REIT industry.  Based on the selected dividend yields of the peer companies and expected dividend levels, we utilized an expected dividend yield of 5.5%.

No additional shares of common stock or options were issued and outstanding under the 2015 Equity Incentive Plan as of September 30, 2016.

On June 7, 2016, we completed an underwritten public offering of an aggregate of 6,219,045 shares of common stock, consisting of 4,719,045 shares sold by us to the underwriters and 1,500,000 shares offered on a forward basis in connection with certain forward sales agreements. The gross proceeds from the offering of 4,719,045 shares sold by us to the underwriters was $84.9 million before deducting underwriting discounts, commissions and estimated offering expenses. The forward sales agreements entered into with respect to 1,500,000 of the Company’s common shares are at an initial price to the Company of $17.235 per share. Subject to the Company’s right to elect cash or net share settlement, the Company expects to physically settle the forward sales agreements no later than December 7, 2016. The Company will account for the forward sales agreements as equity.

In connection with the liquidation of the Easterly Funds, an aggregate of 6,257,640 shares of common stock were issued between May 11, 2016 and September 30, 2016 upon the redemption of an aggregate of 6,257,640 common units in accordance with the terms of the partnership agreement of the Operating Partnership.

On May 4, 2016, our board of directors declared a dividend for the first quarter of 2016 in the amount of $0.23 per share of common stock and per common unit outstanding to stockholders and common unit holders of record as of the close of business on June 8, 2016.  Our board of directors also declared a dividend for the first quarter of 2016 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit.  Such dividends were paid on June 23, 2016.

On August 3, 2016, our board of directors declared a dividend for the second quarter of 2016 in the amount of $0.23 per share of common stock and per common unit outstanding to stockholders and common unit holders of record as of the close of business on August 26, 2016.  Our board of directors also declared a dividend for the second quarter of 2016 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit.  Such dividends were paid on September 13, 2016.

On November 3, 2016, our board of directors declared a dividend for the third quarter of 2016 in the amount of $0.24 per share of common stock and per common unit outstanding to stockholders and common unit holders of record as of the close of business on December 7, 2016.  Our board of directors also declared a dividend for the third quarter of 2016 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit.  Such dividends are to be paid on December 22, 2016.

6. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares and LTIP units are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Numerator
Net income (loss)	$1,128	$818	$3,274	$(6,218)
Less: Non-controlling interest in Operating Partnership	(233)	(320)	(1,005)	4,419
Net income (loss) available to Easterly Government Properties, Inc.	895	498	2,269	(1,799)
Less: Dividends on participating securities	(25)	(24)	(76)	(37)
Net income (loss) available to common stockholders	$870	$474	$2,193	$(1,836)
Denominator for basic EPS	34,967,482	24,141,712	28,886,697	20,516,184
Dilutive effect of share-based compensation awards	4,686	12,072	12,772	—
Dilutive effect of LTIP units	1,708,468	1,062,932	1,673,218	—
Dilutive effect of forward shares	223,928	—	149,702	—
Denominator for diluted EPS	36,904,564	25,216,716	30,722,389	20,516,184
Basic EPS	$0.02	$0.02	$0.08	$(0.09)
Diluted EPS	$0.02	$0.02	$0.07	$(0.09)

7. Operating Leases

Our rental properties are subject to generally non-cancelable operating leases generating future minimum contractual rent payments due from tenants. As of September 30, 2016, future non-cancelable minimum contractual rent payments are as follows (dollars in thousands):

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Operating Leases
Minimum lease payments	$491,338	18,170	71,884	69,733	64,020	56,343	211,188

The Company’s consolidated operating properties were 100% occupied by 22 tenants at September 30, 2016.

On June 18, 2016, the Company was awarded a lease for a 65,810 square foot Food and Drug Administration (FDA) laboratory in Alameda, CA. The FDA - Alameda laboratory will be leased to the General Services Administration (GSA) for a 20-year term, beginning upon completion of development of the property.

For the nine months ended September 30, 2016 we recognized $63.1 million in rental income attributable to base rent, $5.2 million in rental income attributable to the amortization of our above- and below-market leases and a straight-line adjustment of $0.2 million.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. At September 30, 2016, the GSA and other federal agency accounted for approximately 96.9% of rental income and non-governmental tenants accounted for the remaining approximately 3.1%.

Thirteen of our 41 operating properties are located in California, accounting for approximately 20.9% of our total rentable square feet and approximately 27.5% of our total annualized lease income as of September 30, 2016. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

9. Subsequent Events

For its consolidated financial statements as of September 30, 2016, the Company evaluated subsequent events and the following significant events in addition to the dividends declared by the board of directors for the third quarter of 2016 (see Note 5).

On October 27, 2016, we entered into two forward-starting interest rate swaps with an aggregate notional value of $100.0 million to effectively fix the interest rate on future draw downs under our senior unsecured term loan facility. The forward swaps have an effective date of March 29, 2017 and extend until the maturity of the term loan on September 29, 2023. The forward swaps will effectively fix the interest rate under our senior unsecured term loan facility at 3.12% annually based on the company’s current leverage ratio.

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

•	risks associated with ownership and development of real estate;
•	decreased rental rates or increased vacancy rates;
•	loss of key personnel;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	the risk we may lose one or more major tenants;
•	difficulties in completing and successfully integrating acquisitions;
•	failure of acquisitions or development projects to occur at anticipated levels or yield anticipated results;
•	risks associated with actual or threatened terrorist attacks;
•	intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;
•	insufficient amounts of insurance or exposure to events that are either uninsured or underinsured;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	exposure to liability relating to environmental and health and safety matters;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments and the nature of our assets;
•	exposure to litigation or other claims;
•	risks associated with breaches of our data security;
•	risks associated with our indebtedness;
•	failure to refinance current or future indebtedness on favorable terms, or at all;
•	failure to meet the restrictive covenants and requirements in our existing and new debt agreements;
•	fluctuations in interest rates and increased costs to refinance or issue new debt;
•	risks associated with derivatives or hedging activity; and
•	risks associated with mortgage debt or unsecured financing or the unavailability thereof, which could make it difficult to finance or refinance properties and could subject us to foreclosure.

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

As of September 30, 2016, we wholly owned 41 operating properties in the United States, including 38 operating properties that were leased primarily to U.S. Government tenant agencies and three operating properties that were entirely leased to private tenants, encompassing approximately 3.0 million square feet in the aggregate. In addition, we wholly owned one property under development encompassing approximately 0.1 million square feet. We focus on acquiring, developing and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

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

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. As of September 30, 2016, we owned approximately 79.1% of the aggregate limited partnership interests in our operating partnership, or common units. We have elected to be taxed as a REIT and operate in a manner that we believe allows us to continue to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015.

Recent Developments

Acquisitions

On July 1, 2016 the Company acquired a 96,278 square foot property located in Birmingham, Alabama. The building was constructed in 2005 and is 100% leased to the GSA and occupied by the Federal Bureau of Investigation (FBI) under a 15-year lease that expires in 2020.

On July 1, 2016, the Company acquired a 35,616 square foot property located in Birmingham, Alabama. The building was constructed in 2005 and is 100% leased to the GSA and occupied by the Drug Enforcement Agency (DEA) under a 15-year lease that expires in 2020.

On July 1, 2016, the Company acquired a 71,979 square foot laboratory located in Kansas City, Kansas. The building was constructed in 2003 and is 100% leased to the GSA and occupied by the Environmental Protection Agency (EPA) under a 20-year lease that expires in 2023.

Development

On August 1, 2016, the Company acquired property located in Alameda, California, which is currently under development to become a 65,810 square foot Food and Drug Administration (FDA) laboratory. The FDA - Alameda laboratory will be leased to the GSA for a 20-year term, beginning upon completion of development of the property.

Term Loan

On September 29, 2016, we entered into a $100.0 million senior unsecured term loan facility, which we refer to as our senior unsecured term loan facility, with PNC Bank, National Association, as administrative agent, U.S. Bank National Association and SunTrust Bank, as syndication agents, PNC Capital Markets LLC, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners. As of September 30, 2016, the Company has not drawn funds under our senior unsecured term loan facility.

Operating Properties

As of September 30, 2016, we wholly owned 41 operating properties, including 38 operating properties with approximately 2.7 million rentable square feet that were leased primarily to U.S. Government tenants and three operating properties with approximately 0.3 million rentable square feet that were entirely leased to private tenants. In addition, we wholly owned one property under development encompassing approximately 0.1 million square feet, which upon completion will be leased to the GSA for a 20 year term. As of September 30, 2016, our operating properties were 100% leased with a weighted average annualized lease income per leased square foot of $33.24 and a weighted average age of approximately 12.1 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our operating properties as of September 30, 2016 is set forth in the table below:

Property Name	Location	Property Type	Tenant Lease Expiration Year (1)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S Government Leased
IRS - Fresno	Fresno, CA	Office	2018		180,481	$7,411,113	7.5%	$41.06
PTO - Arlington	Arlington, VA	Office	2019 / 2020	(2)	189,871	6,511,912	6.6%	34.30
FBI - San Antonio	San Antonio, TX	Office	2021		148,584	5,031,877	5.1%	33.87
FBI - Omaha	Omaha, NE	Office	2024		112,196	4,488,962	4.6%	40.01
EPA - Kansas City	Kansas City, KS	Laboratory	2023		71,979	3,819,955	3.9%	53.07
ICE - Charleston (3)	North Charleston, SC	Office	2019 / 2027	(4)	86,733	3,730,551	3.8%	43.01
DOT - Lakewood	Lakewood, CO	Office	2024		122,225	3,484,027	3.5%	28.51
USCIS - Lincoln	Lincoln, NE	Office	2020		137,671	3,237,627	3.3%	23.52
AOC - El Centro (5)	El Centro, CA	Courthouse/Office	2019		46,813	3,031,651	3.1%	64.76
FBI - Birmingham	Birmingham, AL	Office	2020		96,278	3,016,464	3.1%	31.33
USFS II - Albuquerque	Albuquerque, NM	Office	2026	(6)	98,720	2,814,775	2.9%	28.51
ICE - Albuquerque	Albuquerque, NM	Office	2027		71,100	2,785,048	2.8%	39.17
DEA - Vista	Vista, CA	Laboratory	2020		54,119	2,749,820	2.8%	50.81
DEA - Pleasanton	Pleasanton, CA	Laboratory	2035		42,480	2,724,927	2.8%	64.15
FBI - Richmond	Richmond, VA	Office	2021		96,607	2,708,241	2.8%	28.03
AOC - Del Rio (5)	Del Rio, TX	Courthouse/Office	2024		89,880	2,692,168	2.7%	29.95
USFS I - Albuquerque	Albuquerque, NM	Office	2021	(6)	92,455	2,680,818	2.7%	29.00
DEA - Dallas Lab	Dallas, TX	Laboratory	2021		49,723	2,389,596	2.4%	48.06
MEPCOM - Jacksonville	Jacksonville, FL	Office	2025		30,000	2,151,080	2.2%	71.70
FBI - Little Rock	Little Rock, AR	Office	2021		101,977	2,137,241	2.2%	20.96
CBP - Savannah	Savannah, GA	Laboratory	2033		35,000	2,109,321	2.1%	60.27
DEA - Santa Ana	Santa Ana, CA	Office	2024		39,905	2,062,452	2.1%	51.68
DOE - Lakewood	Lakewood, CO	Office	2029		115,650	2,058,570	2.1%	17.80
DEA - Dallas	Dallas, TX	Office	2021		71,827	1,776,093	1.8%	24.73
ICE - Otay	San Diego, CA	Office	2017 - 2026	(7)	52,881	1,757,161	1.8%	35.53
NPS - Omaha	Omaha, NE	Office	2024		62,772	1,742,962	1.8%	27.77
DEA - North Highlands	Sacramento, CA	Office	2017		37,975	1,711,053	1.7%	45.06
CBP - Chula Vista	Chula Vista, CA	Office	2018		59,397	1,688,104	1.7%	28.42
CBP - Sunburst	Sunburst, MT	Office	2028		33,000	1,579,754	1.6%	47.87
USCG - Martinsburg	Martinsburg, WV	Office	2027		59,547	1,564,191	1.6%	26.27
AOC - Aberdeen (5)	Aberdeen, MS	Courthouse/Office	2025		46,979	1,455,221	1.5%	30.98
DEA - Birmingham (8)	Birmingham, AL	Office	2020		35,616	1,388,734	1.4%	38.99
DEA - Albany	Albany, NY	Office	2025		31,976	1,333,746	1.4%	41.71
DEA - Otay (9)	San Diego, CA	Office	2017		32,560	1,293,326	1.3%	39.72
DEA - Riverside	Riverside, CA	Office	2017		34,354	1,292,955	1.3%	37.64
SSA - Mission Viejo	Mission Viejo, CA	Office	2020		11,590	533,668	0.5%	46.05
SSA - San Diego	San Diego, CA	Office	2017		11,743	414,169	0.4%	35.27
DEA - San Diego	San Diego, CA	Warehouse	2016		16,100	404,096	0.4%	25.10
Subtotal					2,708,764	$95,763,429	97.3%	35.40
Privately Leased
2650 SW 145th Avenue - Parbel of Florida	Miramar, FL	Warehouse/Distribution	2022	(10)	81,721	1,657,459	1.7%	20.28
5998 Osceola Court - United Technologies	Midland, GA	Warehouse/Manufacturing	2023	(10)	105,641	540,766	0.5%	5.12
501 East Hunter Street - Lummus Corporation	Lubbock, TX	Warehouse/Distribution	2028	(11)	70,078	518,885	0.5%	7.40
Subtotal					257,440	$2,717,110	2.7%	$10.55
Total / Weighted Average					2,966,204	$98,480,539	100.0%	$33.24
(1)	The year of lease expiration does not include renewal options. All leases with renewal options are noted in the following footnotes to this table.
(2)	168,468 rentable square feet leased to the PTO will expire on March 31, 2019, and 21,403 rentable square feet leased to the PTO will expire on January 7, 2020.
(3)	This property is only partially leased to the U.S. Government. LifePoint, Inc. occupies 21,609 rentable square feet.
(4)	21,609 rentable square feet leased to LifePoint, Inc. will expire on September 30, 2019, and 65,124 rentable square feet leased to ICE will expire on January 31, 2027.
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

(8)	The Bureau of Alcohol, Tobacco, Firearms and Explosives (ATF) occupies 8,680 rentable square feet.

(9)	ICE occupies 5,813 rentable square feet.
(10)	Lease contains three five-year renewal options.
(11)	Lease contains two five-year renewal options.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the GSA’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties (approximately 13.7 years), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of September 30, 2016.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percent of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2016	1	16,100	0.5%	$404,096	0.4%	$25.10
2017	5	129,276	4.4%	5,194,630	5.3%	40.18
2018	2	239,878	8.1%	9,099,217	9.2%	37.93
2019	3	236,890	8.0%	9,317,573	9.5%	39.33
2020	6	356,677	12.0%	11,692,642	11.9%	32.78
2021	7	572,728	19.3%	17,106,018	17.4%	29.87
2022	3	105,441	3.6%	2,493,975	2.5%	23.65
2023	2	177,620	6.0%	4,360,721	4.4%	24.55
2024	5	426,978	14.4%	14,470,571	14.7%	33.89
2025	3	108,955	3.7%	4,940,047	5.0%	45.34
Thereafter	10	592,237	20.0%	19,401,049	19.7%	32.76
Total / Weighted Average	47	2,962,780	100.0%	$98,480,539	100.0%	$33.24
(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of September 30, 2016, nine tenants occupying approximately 19.3% of our rentable square feet and contributing approximately 19.3% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires. From September 30 through December 31, 2016 and in 2017 early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.4% and 3.9% of our rentable square feet and contribute an additional approximately 0.4% and 3.1% of our annualized lease income, respectively.

Results of Operations

Prior to our initial public offering on February 11, 2015, the Easterly Funds, as controlled by our predecessor, qualified as investment companies pursuant to ASC 946 Financial Services – Investment Companies and, as a result, our predecessor’s consolidated financial statements accounted for the Easterly Funds using specialized investment company accounting based on fair value. Subsequent to our initial public offering, as the properties contributed to us from the Easterly Funds are no longer held by funds that qualify for investment company accounting, we made a shift, in accordance with GAAP to account for the properties contributed by Easterly Funds using historical cost accounting instead of investment company accounting, resulting in a significant change in the presentation of our consolidated financial statements following the formation transactions. The contribution of the investments of the Easterly Funds controlled by our predecessor to our operating partnership pursuant to the formation transactions is accounted for as transactions among entities under common control.

The contribution of the Western Devcon properties in the formation transactions has been accounted for as a business combination using the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution.

Comparison of Results of Operations for the Three Months Ended September 30, 2016 and September 30, 2015

(Amounts in thousands)	For the three months ended September 30,
	2016	2015	Change
Revenues
Rental income	$24,493	$18,126	$6,367
Tenant reimbursements	2,385	1,689	696
Other income	97	42	55
Total revenues	26,975	19,857	7,118
Operating Expenses
Property operating	5,308	3,838	1,470
Real estate taxes	2,533	1,980	553
Depreciation and amortization	12,237	9,344	2,893
Acquisition costs	660	235	425
Offering costs	—	—	—
Corporate general and administrative	3,066	2,301	765
Total expenses	23,804	17,698	6,106
Operating income	3,171	2,159	1,012
Other (expenses) / income
Interest expense	(2,043)	(1,341)	(702)
Net income	$1,128	$818	$310

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenue increased by $7.1 million to $27.0 million for the three months ended September 30, 2016 compared to $19.9 million for the three months ended September 30, 2015. The increase was primarily attributable to additional revenue from nine operating properties acquired since September 30, 2015.

Operating Expenses

Total expenses increased by $6.1 million to $23.8 million for the three months ended September 30, 2016 compared to $17.7 million for the three months ended September 30, 2015. $4.9 million of the increase is attributable to our property operating expenses, real estate taxes, and depreciation and amortization from the acquisition of nine operating properties since September 30, 2015. Corporate general and administrative costs increased by $0.8 million primarily due to an increase in employee compensation costs.

Interest Expense

Interest expense represents the interest incurred on mortgage debt encumbered on our properties and on a $400.0 million senior unsecured revolving credit facility, which we refer to as our senior unsecured revolving credit facility.

Interest expense increased $0.7 million to $2.0 million for the three months ended September 30, 2016 compared to $1.3 million for the three months ended September 30, 2015. This is due to an increase in our senior unsecured revolving credit facility balance from $50.2 million at September 30, 2015 to $206.7 million at September 30, 2016. Additionally, weighted average interest rates on our senior unsecured revolving credit facility increased from 1.60%, for the three months ended September 30, 2015 to 1.90%, for the three months ended September 30, 2016.

Comparison of Results of Operations for the Nine Months Ended September 30, 2016 and 2015

The financial information presented below summarizes the combined results of operations for both our predecessor (for the period prior to our initial public offering on February 11, 2015) and Easterly for the nine months ended September 30, 2016 and 2015.

(Amounts in thousands)	For the nine months ended September 30,
	2016	2015	Change
Revenues
Rental income	$68,520	$45,056	$23,464
Tenant reimbursements	7,016	4,037	2,979
Other income	331	111	220
Total revenues	75,867	49,204	26,663
Operating Expenses
Property operating	14,726	9,126	5,600
Real estate taxes	7,233	4,694	2,539
Depreciation and amortization	34,174	23,395	10,779
Acquisition costs	1,339	1,870	(531)
Offering costs	—	1,666	(1,666)
Corporate general and administrative	9,154	6,112	3,042
Fund general and administrative	—	75	(75)
Total expenses	66,626	46,938	19,688
Operating income	9,241	2,266	6,975
Other (expenses) / income
Interest expense	(5,967)	(3,362)	(2,605)
Net unrealized (loss) on investments	—	(5,122)	5,122
Net income (loss)	$3,274	$(6,218)	$9,492

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenue increased by $26.7 million to $75.9 million for the nine months ended September 30, 2016 compared to $49.2 million for the nine months ended September 30, 2015. The increase was primarily attributable to additional revenue from 29 properties contributed to us by the Easterly Funds and Western Devcon on February 11, 2015, as well as the acquisition of 12 operating properties since the formation transactions.

Operating Expenses

Total expenses increased by $19.7 million to $66.6 million for the nine months ended September 30, 2016 compared to $46.9 million for the nine months ended September 30, 2015. $18.9 million of the increase is attributable to our property operating expenses, real estate taxes, and depreciation and amortization from 29 properties contributed to us by the Easterly Funds and Western Devcon on February 11, 2015, as well as the acquisition of 12 operating properties since the completion of the formation transactions. Corporate general and administrative costs increased by $3.0 million primarily due to an increase in employee costs and non-cash charges for long term incentive plan units that were not granted until May 2015 and February 2016. This was offset by a $2.2 million decrease in acquisition and offering costs primarily related to the formation transactions. Additionally, fund general and administrative expenses decreased $0.1 million as we succeeded to the operations of our predecessor upon completion of our initial public offering.

Interest Expense

Interest expense represents the interest incurred on mortgage debt encumbered on our properties and on our senior unsecured revolving credit facility.

Interest expense increased $2.6 million to $6.0 million for nine months ended September 30, 2016 compared to $3.4 million for the nine months ended September 30, 2015. This is primarily due to an increase in our senior unsecured revolving credit facility balance from $50.2 million at September 30, 2015 to $206.7 million at September 30, 2016. Additionally, weighted average interest rates on our senior unsecured revolving credit facility increased from 1.59%, for the nine months ended September 30, 2015 to 1.86%, for the nine months ended September 30, 2016.

Net Unrealized Gain (Loss) on Investments

The unrealized gain or loss on investments represents the change in fair value of our predecessor’s real estate investments. During the nine months ended September 30, 2015 and prior to our initial public offering, our predecessor had recognized a net unrealized loss of $5.1 million.

Following our initial public offering, we did not have unrealized gains as the accounting for the property owning subsidiaries contributed by the Easterly Funds to us in connection with the formation transactions have changed from investment company accounting to historical cost accounting.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated liquidity needs, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At September 30, 2016, we had $4.4 million available in cash and cash equivalents and there was $193.3 million available under our senior unsecured revolving credit facility.

Our primary expected sources of capital are as follows:

•	cash and cash equivalents;
•	operating cash flow;
•	available borrowings under our senior unsecured revolving credit facility and our senior unsecured term loan facility;
•	secured loans collateralized by individual properties;
•	issuance of long-term debt;
•	issuance of equity; and
•	asset sales.

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•	development and redevelopment activities, including major redevelopment, renovation or expansion programs at individual properties;
•	tenant improvements allowances and leasing costs;
•	recurring maintenance capital expenditures;
•	debt repayment requirements;
•	corporate and administrative costs;
•	interest swap payments; and
•	distribution payments.

Our long-term liquidity needs, in addition to recurring short-term liquidity needs as discussed above, consist primarily of funds necessary to pay for acquisitions, non-recurring capital expenditures, and scheduled debt maturities. Although we may be able to anticipate and plan for certain of our liquidity needs, unexpected increases in uses of cash that are beyond our control and which affect our financial condition and results of operations may arise, or our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or required. As of the date of this filing, there were no known commitments or events that would have a material impact on our liquidity.

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

Our operating partnership is the borrower under our senior unsecured revolving credit facility and we and certain of our subsidiaries that directly own certain of our properties are guarantors under the credit facility. Our senior unsecured revolving credit facility will terminate in approximately two years. In addition, there will be two as-of-right extension options for our senior unsecured revolving credit facility and each extension option will allow us to extend our senior unsecured revolving credit facility for an additional six months, in each case subject to certain conditions and the payment of an extension fee.

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

Our senior unsecured revolving credit facility also includes customary limits on the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, redevelopment and development assets (as defined in the agreement), loans, advances or extensions of credit and investments in mixed used assets and require that we obtain consent for mergers in which the company is not the surviving entity. These financial and restrictive covenants may limit the investments we may make and our ability to make distributions. As of September 30, 2016, we were in compliance with all financial and restrictive covenants under our senior unsecured revolving credit facility.

As of September 30, 2016, the interest rate payable on borrowings under our senior unsecured revolving credit facility was 1.93% and the weighted average annual interest rate for borrowings under our senior unsecured revolving credit facility was 1.86% for the nine months ended September 30, 2016. As of September 30, 2016, we had $206.7 million outstanding and $193.3 million available under our senior unsecured revolving credit facility.

Senior Unsecured Term Loan Facility

On September 29, 2016, we entered into a $100.0 million senior unsecured term loan facility with PNC Bank, National Association, as administrative agent, U.S. Bank National Association and SunTrust Bank, as syndication agents, PNC Capital Markets LLC, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners.  We intend to use the proceeds under our senior unsecured term loan facility to repay borrowings outstanding under our senior unsecured credit facility and for general corporate purposes.

Our operating partnership is the borrower under our senior unsecured term loan facility and we and certain of our subsidiaries that directly own certain of our properties are guarantors under the term loan facility. The senior unsecured term loan facility matures on September 29, 2023, has a 180-day delayed draw period, and is prepayable without penalty beginning in October 2018.

Borrowings under our senior unsecured term loan facility will bear interest at floating rates equal to, at our option, either (1) a fluctuating rate equal to the sum of (a) the highest of (x) PNC Bank, National Association’s base rate, (y) the federal funds open rate plus 0.50% and (z) the daily Eurodollar rate plus 1.00% plus (b) a margin ranging from 0.7% to 1.35%, or (2) a Eurodollar rate equal to a periodic fixed rate equal to LIBOR plus, a margin ranging from 1.7% to 2.35%, in each case with a margin based on our leverage ratio. Based on our current leverage ratio, borrowings under our senior unsecured term loan facility will have an initial interest rate of LIBOR plus 170 basis points. We may prepay our senior unsecured term loan facility in whole or in part, subject to (i) customary costs, if any, of breaking LIBOR and, (ii) payment of a prepayment penalty equal to 2.0% of the principal balance being repaid during the first 12 months of our senior unsecured term loan facility and 1.0% of the principal balance being repaid during the following 12 months.

On October 27, 2016, we entered into two forward-starting interest rate swaps with an aggregate notional value of $100.0 million to effectively fix the interest rate on future draw downs under our senior unsecured term loan facility. The forward swaps have an effective date of March 29, 2017 and extend until the maturity of the term loan on September 29, 2023. The forward swaps will effectively fix the interest rate under our senior unsecured term loan facility at 3.12% annually based on the company’s current leverage ratio.

Our senior unsecured term loan facility also contains certain customary covenants, including but not limited to financial covenants that require us to maintain maximum ratios of consolidated total indebtedness, consolidated secured indebtedness and consolidated secured recourse indebtedness to total asset value, minimum consolidated tangible net worth and a minimum consolidated fixed charge ratio. As of September 30, 2016, we were in compliance with all financial and restrictive covenants under our senior unsecured revolving term loan facility.

As of November 8, 2016, we have not drawn funds under our senior unsecured term loan facility.

Mortgage Debt

The table below presents our mortgage debt obligation at September 30, 2016 (dollars in thousands):

Property	Fixed/ Floating	Contractual Interest Rate	Effective Interest Rate	Maturity Date	Principal Balance
CBP- Savannah	Fixed	3.40%	4.12%	July 2033	$15,078
ICE - Charleston	Fixed	4.21%	3.93%	January 2027	21,194
MEPCOM - Jacksonville	Fixed	4.41%	3.89%	October 2025	11,872
USFS II - Albuquerque	Fixed	4.46%	3.92%	July 2026	17,264
DEA - Pleasanton	Floating	LIBOR + 150bps	1.80%	October 2023	15,700
Total					$81,108

As of September 30, 2016, we were in compliance with all financial and restrictive covenants on our mortgage debt.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2016 (amounts in thousands);

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Mortgage principal and interest	$103,515	1,477	5,904	5,904	5,904	5,934	78,392
Senior unsecured revolving credit facility principal and interest	217,095	1,103	4,413	4,413	207,166	—	—
Corporate office lease	1,448	77	319	286	298	309	159

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

On May 4, 2016, the board of directors declared a dividend for the first quarter of 2016 in the amount of $0.23 per share of common stock and per common unit outstanding to stockholders and common unit holders of record as of the close of business on June 8, 2016.  Our board of directors also declared a dividend for the first quarter of 2016 for each long-term incentive plan unit in our operating partnership, which we refer to as an LTIP unit, in an amount equal to 10% of the dividend paid per common unit.  Such dividends were paid on June 23, 2016.

On August 3, 2016, the board of directors declared a dividend for the second quarter of 2016 in the amount of $0.23 per share of common stock and per common unit outstanding to stockholders and common unit holders of record as of the close of business on August 26, 2016.  Our board of directors also declared a dividend for the second quarter of 2016 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit.  Such dividends were paid on September 13, 2016.

On November 3, 2016, our board of directors declared a dividend for the third quarter of 2016 in the amount of $0.24 per share of common stock and per common unit outstanding to stockholders and common unit holders of record as of the close of business on December 7, 2016.  Our board of directors also declared a dividend for the third quarter of 2016 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit.  Such dividends are to be paid on December 22, 2016.

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2016.

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

The following table sets forth a summary of cash flows for the nine months ended September 30, 2016 and 2015:

	For the nine months ended September 30,
	2016	2015
	(amounts in thousands)
Net cash (used in) provided by:
Operating activities	$36,226	$18,771
Investing activities	(140,908)	(46,666)
Financing activities	100,864	924

Operating Activities

Nine months ended September 30, 2016 and 2015

The Company generated $36.2 million and $18.8 million of cash from operating activities during the nine months ended September 30, 2016 and 2015, respectively. Net cash provided by operating activities for the nine months ended September 30, 2016 includes a $34.9 million increase in net cash from rental activities net of expenses and $1.3 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash from operating activities for the nine months ended September 30, 2015 includes $20.2 million in rental activities net of expenses offset by $1.4 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities.

Investing Activities

Nine months ended September 30, 2016 and 2015

The Company used $140.9 million and $46.7 million in cash for investing activities during the nine months ended September 30, 2016 and 2015, respectively. Net cash used in investing activities for the nine months ended September 30, 2016 primarily includes $139.2 million in real estate acquisitions related to the purchase of ICE – Albuquerque, NPS – Omaha, DEA – Birmingham, FBI – Birmingham, EPA – Kansas City and FDA – Alameda. Net cash used for investing activities for the nine months ended September 30, 2015 includes $52.4 million to purchase DOE – Lakewood, AOC – Aberdeen and ICE – Otay offset by $6.2 million in cash assumed in formation.

Financing Activities

Nine months ended September 30, 2016 and 2015

The Company generated $100.9 million and $0.9 million in cash from financing activities during the nine months ended September 30, 2016 and 2015, respectively. Net cash provided by financing activities for the nine months ended September 30, 2016 includes $84.9 million in proceeds from the issuance of common shares and $52.3 million in credit facility draws offset by $29.2 million in dividends, $4.1 million in offering costs and $2.1 million in mortgage debt repayment. Net cash generated by financing activities for the nine months ended September 30, 2015 includes $193.5 million in proceeds from our initial public offering, $75.6 million in contributions related to the private placement that occurred simultaneously with our initial public offering, and $50.2 million in credit facility draws offset by $293.4 million in mortgage debt repayment, $18.2 million in dividends and distributions paid, $3.4 million in deferred financing costs, $2.0 million of offering costs and $1.5 million in mortgage debt repayment.

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

We adjust FFO to present FFO, as Adjusted as an alternative measure of our operating performance, which, when applicable, excludes the impact of acquisition costs, straight-line rent, above-/below-market leases, non-cash interest expense and non-cash compensation. By excluding income and expense items such as straight-line rent, above-/below-market leases, non-cash interest expense and non-cash compensation from FFO, as Adjusted, we believe we provide useful information as these items have no cash impact.  In addition, by excluding acquisition related costs we believe FFO, as Adjusted provides useful information that is comparable across periods and more accurately reflects the operating performance of our properties.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$1,128	$818	$3,274	$(6,218)
Depreciation and amortization	12,237	9,344	34,174	23,395
Net unrealized (loss) on investments	—	—	—	5,122
Funds From Operations	13,365	10,162	37,448	22,299
Adjustments to FFO:
Acquisition costs	660	235	1,339	1,870
Offering costs	—	—	—	1,666
Straight-line rent	(50)	(66)	(17)	(165)
Above-/below-market leases	(1,816)	(1,383)	(5,225)	(3,359)
Non-cash interest expense	196	191	585	482
Non-cash compensation	742	663	2,164	1,175
Funds from Operations, as Adjusted	$13,097	$9,802	$36,294	$23,968

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. We manage and may continue to manage our market risk on variable rate debt by entering into swap arrangements to, in effect, fix the rate on all or a portion of the debt for varying periods up to maturity. This in turn, reduces the risks of variability of cash flows created by variable rate debt and mitigates the risk of increases in interest rates. Our objective when undertaking such arrangements is to reduce our floating rate exposure and we do not intend to enter into hedging arrangements for speculative purposes.

As of September 30, 2016, $65.4 million, or 22.7% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $222.4 million, or 77.3% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.6 million annually.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1935 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1

Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2

Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

4.1

Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.1

Term Loan Agreement, dated as of September 29, 2016, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent, U.S. Bank National Association and SunTrust Bank, as Syndication Agents, and PNC Capital Markets LLC, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners and the Initial Lenders named therein (previously filed as Exhibit 10.1 to the Company’s Form 8-K on October 5, 2016 and incorporated herein by reference)

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

101*

The following materials from Easterly Government Properties, Inc.’s Quarterly Report on Form 10-Q for nine months ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the related notes to these consolidated financial statements

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: November 8, 2016	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2016	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)