Form 10-K
period 2016-12-31
Easterly Government Properties, Inc.
filed 2017-03-02
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from                      To

Commission File Number: 001-36834

EASTERLY GOVERNMENT PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-2047728
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2101 L Street NW, Suite 650 Washington, D.C.	20037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 595-9500

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of February 27, 2017, there were 36,874,810 of the registrant’s shares of common stock outstanding.

As of June 30, 2016, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $645.3 million based on the closing sale price of $19.73 as reported on the New York Stock Exchange on June 30, 2016. For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Stockholders’ Meeting to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K

FORWARD LOOKING STATEMENTS

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. For further information on these and other factors that could affect us and the statements contained herein, you should refer to the section below entitled “Item 1A. Risk Factors.”

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

As of December 31, 2016, we wholly owned 43 operating properties in the United States, including 40 operating properties that are leased primarily to U.S. Government tenant agencies and three operating properties that are entirely leased to private tenants, encompassing approximately 3.1 million square feet in the aggregate. In addition, we wholly owned one property under development encompassing approximately 0.1 million square feet. We focus on acquiring, developing and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

We were incorporated in Maryland as a corporation on October 9, 2014 and did not have any meaningful operations until the completion of the formation transactions and our initial public offering on February 11, 2015. In connection with our initial public offering, we engaged in certain formation transactions, or the formation transactions, pursuant to which our operating partnership acquired (i) 15 properties previously owned by the Easterly Funds (as defined below), (ii) 14 properties previously owned by Western Devcon, Inc., a private real estate company, and a series of related entities beneficially owned by Michael P. Ibe, which we refer to collectively as Western Devcon and (iii) all of the ownership interests in the management entities (as defined below). After our initial public offering, we acquired seven additional operating properties in 2015 as well as seven operating properties and one property under development in 2016.

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

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We own approximately 80.3% of the aggregate operating partnership units in our operating partnership. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015.

Since our initial public offering and the formation transactions occurred on February 11, 2015, the results of operations and financial condition for the entities acquired by us in connection with our initial public offering and the formation transactions are not included in certain historical financial statements. More specifically, our results of operations and financial condition for the year ended December 31, 2014 reflect the results of operations and financial condition for our predecessor.  Our results of operations for the year ended December 31, 2015 reflect the results of operation and financial condition for our predecessor together with the entities we acquired at and after the time of our initial public offering. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of office and other commercial properties, including properties leased to the U.S. Government, through the following competitive strengths:

•

High Quality Portfolio Leased to Mission-Critical U.S. Government Agencies. We are the only internally managed public REIT that focuses primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies, primarily through the GSA. We wholly own 43 high quality operating properties in the United States that are currently 100% leased, including 40 operating properties leased primarily to U.S. Government tenant agencies. As of December 31, 2016, the weighted average age of our operating properties was approximately 12.7 years, and the weighted average remaining lease term was approximately 5.9 years. A majority of our operating properties are leased to U.S. Government agencies that serve mission-critical functions and are of high importance within the hierarchy of these agencies. These properties generally meet our investment criteria, which target major federal buildings of Class A construction that are less than 20 years old, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, are in strategic locations to facilitate the tenant agency’s mission, include build-to-suit features and are focused on environmental sustainability.

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

•

Experienced and Aligned Management Team. Our senior management team has a proven track record of sourcing, acquiring, developing and managing properties leased to U.S. Government agencies, primarily through the GSA. Our multidisciplinary team possesses complementary skills and experience that we expect will drive our business and growth strategies and includes the co-founders of our predecessor and the founder and president of a company specializing in the development of build-to-suit properties for the GSA. Collectively, our senior management team has been responsible for the acquisition of an aggregate of approximately 2.5 million square feet of GSA-leased properties and the development of approximately 1.1 million aggregate square feet of such properties. We believe that our management expertise provides us with a significant advantage over our competitors when pursuing acquisition opportunities and engaging the GSA in property development opportunities and by providing us with superior property management and tenant service capabilities.

•

Access to Acquisition Opportunities with an Active Pipeline. Our senior management team has an extensive network of longstanding relationships with owners, specialized developers, leasing brokers, lenders and other participants in the GSA-leased property market. Our team has been able to leverage these relationships to access a wide variety of sourcing opportunities, frequently resulting in the acquisition of properties that were not broadly marketed. In addition, we maintain a proprietary database that tracks approximately 8,200 leases totaling approximately 190 million rentable square feet and includes substantially every major U.S. Government-leased property that meets our investment criteria as well as information about the ownership of such properties. We believe that our longstanding industry relationships, coupled with our proprietary database, improve our ability to source and execute attractive acquisition opportunities. Further, these factors enable us to effectively initiate transactions with property owners who may not currently be seeking to sell their property, which we believe gives us a competitive advantage over others bidding in broadly marketed transactions.

•

Extensive Development Experience with U.S. Government-Leased Properties. Our senior management team has developed projects comprising approximately 4.2 million square feet, including 37 build-to-suit projects for the GSA as well as other corporate and government tenants. In the aggregate, our senior management team has developed 20 projects for the GSA. Development of government projects, particularly build-to-suit projects, requires expertise in GSA requirements and the needs of tenant agencies. Since 1994, members of our senior management team have developed an average of approximately 47,000 square feet per year of GSA-leased build-to-suit properties. We believe that our thorough understanding of the U.S. Government’s procurement processes and standards, our longstanding relationships with the GSA and other agencies of the U.S. Government, and our differentiated capabilities enables us to continue to compete effectively for U.S. Government development opportunities.

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

•

Growth-Oriented Capital Structure. As of December 31, 2016, we had approximately $80.8 million of mortgage indebtedness and $212.2 million outstanding under our senior unsecured revolving credit facility for a net debt to total enterprise value of 23.8%. None of our outstanding indebtedness is scheduled to mature until 2019.

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

Employees

As of December 31, 2016 we had 27 employees. None of our employees are represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

Financial Information about Industry Segments

Our principal business is the ownership and operation of Class A commercial properties that are leased to U.S. Government agencies. We do not distinguish or group our operations on a geographical basis when measuring performance. Accordingly, we believe we have a single reportable segment for disclosure purposes in accordance with GAAP.

Significant Tenants

Substantially all of our current rents come from U.S. Government tenant agencies, including rents paid through the GSA. As of December 31, 2016, our U.S. Government tenant agencies accounted for 96.8% of our annualized lease income. For further information on the composition of our tenant base, see “Item 2. Properties.”

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

In recent years, in reaction to the Energy Policy Act of 2005, the U.S. Government has instituted “green lease” policies that include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property.  The U.S. Government’s “green lease” initiative permits U.S. Government tenants to require LEED-CI certification in selecting new premises or renewing leases at existing premises. Obtaining such certification may be costly and time consuming. There are currently 13 properties in our portfolio that have achieved a total of 14 LEED certifications. For more information, see “Item 1A. Risk Factors.”

With respect to properties we develop or may in the future develop, we may be subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations that impose restrictive zoning requirements. In addition, we will be subject to registration and filing requirements in connection with these developments in certain states and localities in which we operate even if all necessary U.S. Government approvals have been obtained. We may also be subject to periodic delays or may be precluded entirely from developing properties due to building moratoriums that could be implemented in the future in certain states in which we intend to operate.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe the existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

REIT Qualification

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations. See “Item 1A. Risk Factors.”

Corporate Headquarters

Our principal executive offices are located at 2101 L Street NW, Suite 650 Washington, DC 20037, and our telephone number is 202-595-9500.

Available Information

Our website address is www.easterlyreit.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. To access these filings, go to the “Investor Relations” portion of our “Financial Information” page on our website, and then click on “SEC Filings.” You may also read and copy any document we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at http://www.sec.gov.

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

Substantially all of our current rents come from U.S. Government tenant agencies, including rents paid through the GSA. As of December 31, 2016, our U.S. Government tenant agencies accounted for 96.8% of our annualized lease income. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Due to such concentration, any failure by the U.S. Government to perform its obligations under its leases or a failure to renew its leases upon expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected properties are leased, and could decrease the ultimate value of the affected property upon sale and have a material adverse effect on our business, financial condition and results of operations.

Some of our leases with U.S. Government tenant agencies permit the tenant agency to vacate the property and discontinue paying rent prior to their lease expiration date.

Some of our leases are currently in the soft-term period of the lease and tenants under such leases have the right to vacate their space during a specified period before the stated terms of their leases expire. As of December 31, 2016, tenants occupying approximately 18.9% of our rentable square feet and contributing approximately 19.2% of our annualized lease income currently have exercisable rights to terminate their leases before the stated soft term of their lease expires. In 2017 early termination rights become exercisable by other tenants who currently occupy an additional approximately 3.8% of our rentable square feet and contribute an additional approximately 3.0% of our total annualized lease income. For fiscal policy reasons, security concerns or other reasons, some or all of our U.S. Government tenant agencies under leases within the soft-term period may decide to exercise their termination rights before the stated term of their lease expires. Such events, if they were to occur and we were not able to lease the vacant space to another tenant in a timely manner or at all, could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to renew leases or lease vacating space on favorable terms or at all as leases expire, which could adversely affect our business, financial condition and results of operations.

As of December 31, 2016, leases representing approximately 25.8% of our total annualized lease income and approximately 23.4% of the square footage of the properties in our portfolio will expire by the end of 2019. We may be unable to renew such expiring leases or our properties may not be released at net effective rental rates equal to or above the current average net effective rental rates.

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

As of December 31, 2016, we have one property under development.  We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit renovations for existing U.S. Government tenant agencies and new developments for anticipated tenant agencies and will be subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include:

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

Our senior management team is comprised of six individuals with experience in identifying, acquiring, developing, financing and managing U.S. Government-leased assets and has developed long-term relationships across the commercial real estate industry, including at all levels of the GSA and at numerous government agencies. Each of these individuals brings specialized knowledge and skills in the GSA-leased property sector. The loss of services of one or more of these members of our senior management team, or our inability to attract and retain highly qualified personnel, could have a material adverse effect on our business, financial condition and results of operations and weaken our relationships with lenders, business partners, industry participants, the GSA and U.S. Government agencies.

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

Our business may also be adversely affected by local economic conditions in the areas in which we operate. Factors that may affect our occupancy levels, our rental revenues, our net operating income, our funds from operations or the value of our properties include the following, among others:

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

As of December 31, 2016, three of our U.S. Government tenant agencies, the DEA, FBI and AOC, accounted for an aggregate of approximately 42.1% of our total rentable square feet and an aggregate of approximately 45.4% of our total annualized lease income. Each U.S. Government agency has its own customs, procedures, culture, needs and mission, which translate into different requirements for its leased space, and we work with the tenant agency to design and construct specialized, agency-specific enhancements. In addition, under the terms of our GSA leases, the GSA generally has the right to designate another U.S. Government agency to occupy all or a portion of the leased property. The recent change in the Administration of the U.S. Federal Government may also add uncertainty to future plans for the structure, mission and leasing requirements of each of our U.S. Government tenant agencies.  A change in the mission of any one of these agencies, a significant reduction in the agency’s workforce, a relocation of personnel resources, other internal reorganization or a change in the tenant agency occupying the leased space, could affect our lease renewal opportunities and have a material adverse effect on our business, financial condition and results of operations.

We currently have a concentration of properties located in California and are exposed to changes in market conditions and natural disasters in this state.

Thirteen of our 43 operating properties are located in California, accounting for approximately 20.0% of our total rentable square feet and approximately 26.8% of our total annualized lease income as of December 31, 2016. We also own one property under development that is also located in California. As a result of this concentration, a material portion of our portfolio may be exposed to the effects of economic and real estate conditions in California markets, such as the supply of competing properties, general levels of employment and economic activity. In addition, historically, California has been vulnerable to natural disasters and we are therefore susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be negatively impacted.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. As of December 31, 2016, we had approximately $293.0 million of indebtedness outstanding, including amounts outstanding under our senior unsecured revolving credit facility, and approximately $187.8 million of available borrowing capacity under our senior unsecured revolving credit facility.   In addition, on September 29, 2016, we entered into a $100.0 million unsecured term loan agreement, which we refer to as our senior unsecured term loan facility, which includes a 180-day draw period.  As of December 31, 2016, we had not drawn any funds under our senior unsecured term loan facility.  If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and renovation activities or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out a smaller percentage of our taxable income (subject to the annual distribution requirements applicable to REITs under the Internal Revenue Code of 1986, as amended, or the Code). To the extent that we are able or choose to access capital at a higher cost than we have experienced in recent years, as reflected in higher interest rates for debt financing or a lower stock price for equity financing, our earnings per share and cash flow could be adversely affected. In addition, the price of common stock may fluctuate significantly or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

As part of the formation transactions, we (through contributions to our operating partnership) acquired the properties and assets from the Easterly Funds and certain other assets from Western Devcon, subject to existing liabilities, some of which may be unknown. The indemnification periods for bringing claims against breaches of the representations, warranties and covenants made by each of the Easterly Funds and Western Devcon to us regarding the entities and assets that we acquired has expired. To the extent any liabilities, including tax liabilities are identified in the future, we will likely have no recourse for such liabilities since the indemnification period has expired. Any unknown or unquantifiable liabilities that we have assumed in connection with the formation transactions for which we have no or limited recourse could adversely affect us.

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

In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals (as defined in the Code to include certain entities such as private foundations) at any time during the last half of any taxable year (beginning with our second taxable year as a REIT). In addition, if the owners of 50% or more of certain entities included in the Easterly Funds that are intended to qualify for taxation as REITs, each of which we refer to as an Easterly Fund REIT were to own 50% or more in value of our capital stock, we would be treated as a successor to the Easterly Fund REIT, and our ability to elect REIT status for a certain period would depend on that Easterly Fund REIT’s qualification as a REIT. In order to help us qualify as a REIT and not be treated as a successor to an Easterly Fund REIT, our charter generally prohibits (A) any person or entity from actually or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, (i) more than 7.1% (in value or in number of shares, whichever is more restrictive) of the issued and outstanding shares of any class or series of our stock or (ii) more than 7.1% in value of the aggregate of the outstanding shares of all classes and series of our stock (the “ownership limits”) and (B) the owners of 50% or more of an Easterly Fund REIT from owning 50% or more of us, applying certain attribution of ownership rules. These ownership restrictions may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of our common stock. In connection with the formation transactions and the concurrent private placement, our board of directors has granted waivers from the ownership limit contained in our charter to Michael P. Ibe, Easterly Fund I and Easterly Fund II to own up to approximately 21%, 22% and 28%, respectively, of our outstanding common stock in the aggregate.

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

•	redemption rights for holders of common units;
•	a requirement that we may not be removed as the general partner of our operating partnership without our consent;
•	transfer restrictions on common units; and
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

Michael P. Ibe, a Director and our Executive Vice President—Development and Acquisitions owns a significant beneficial interest in our company on a fully diluted basis and has the ability to exercise influence on our company.

As of December 31, 2016 Michael P. Ibe, a Director and our Executive Vice President—Development and Acquisitions, owned approximately 12.6% of our outstanding common stock on a fully diluted basis.  Consequently, Mr. Ibe may be able to exert influence over the outcome of matters submitted for stockholder action, including approval of significant corporate transactions, including business combinations, consolidations and mergers. As a result, Mr. Ibe could exercise his influence in a manner that conflicts with the interests of other stockholders.

If there are deficiencies in our disclosure controls and procedures or internal control over financial reporting, we may be unable to accurately present our financial statements, which could materially and adversely affect us, including our business, reputation, results of operations, financial condition or liquidity.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. As an emerging growth company, we are availing ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

After we are no longer an emerging growth company, or sooner if we choose not to take advantage of certain exemptions set forth in the JOBS Act, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

We do not own the Easterly name, but have entered into a license agreement with Easterly Capital, LLC, or Easterly Capital, consenting to our use of the Easterly logo and name. Use of the name by other parties or the termination of our license agreement may have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2016, we had approximately $293.0 million of indebtedness outstanding, including amounts outstanding under our $400.0 million senior unsecured revolving credit facility. In addition, on September 29, 2016, we entered into a $100.0 million unsecured term loan agreement, which we refer to as our senior unsecured term loan facility, which includes a 180-day draw period.  As of December 31, 2016, we had not drawn any funds under our senior unsecured term loan facility.  Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Code. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;
•	make it more difficult for us to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;
•

force us to dispose of one or more of our properties, possibly on unfavorable terms (including the possible application of the 100% tax on income from “prohibited transactions”), or in violation of certain covenants to which we may be subject;

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

Certain mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. As of December 31, 2016, we had $80.8 million of combined U.S. property mortgages and other secured debt. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants and our senior unsecured revolving credit facility and our senior unsecured term loan facility and other future debt may, require us to maintain various financial ratios. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. Early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2016, we had $227.9 million of outstanding consolidated debt subject to instruments, which bear interest at variable rates, and we expect that we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which could adversely affect us.

On October 27, 2016, we entered into two forward-starting interest rate swaps with an aggregate notional value of $100.0 million to effectively fix the interest rate on future draw downs under our senior unsecured term loan facility.  We may continue, in a manner consistent with our qualification as a REIT, to seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements.  Such hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

When a hedging agreement is required under the terms of a mortgage loan, it is often a condition that the hedge counterparty maintain a specified credit rating. With the current volatility in the financial markets, there is an increased risk that hedge counterparties could have their credit rating downgraded to a level that would not be acceptable under the loan provisions. If we were unable to renegotiate the credit rating condition with the lender or find an alternative counterparty with acceptable credit rating, we could be in default under the loan and the lender could seize that property through foreclosure, which could adversely affect us.

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

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We are eligible to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive because we rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile and decline significantly.

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

The number of shares available for future sale could adversely affect the market price of our common stock.

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, the issuance of substantial additional shares or the perception that such sales or issuances might occur could materially adversely affect the market price of the shares of our common stock. Some of the potential share issuances that may adversely affect the market price of the shares of our common stock could include: the exchange of our common units in our operating partnership for our common stock, the granting, exercise or vesting of any options, restricted stock or restricted stock units or long-term incentive units in our operating partnership, or LTIP units, granted or that may be granted to certain directors, executive officers and other employees under our 2015 equity incentive plan, and other issuances of our common stock or our operating partnership’s securities exchangeable for or convertible into our common stock. Under a registration statement we have filed with the SEC, we may also offer, from time to time, up to $500.0 million of equity securities (including common or preferred stock) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. No prediction can be made about the effect that future sales of our common stock will have on the market price of our shares of common stock. In addition, future sales by us of our common stock may be dilutive to existing stockholders.

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

As noted above, we believe that we have been and will continue to be owned and organized, and have operated and will operate, in a manner that allows us to qualify as a REIT commencing with our taxable year ended December 31, 2015. However, we cannot assure you that we have been and will continue to be owned and organized and have operated and will operate as such. Qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. We have not requested and do not intend to request a ruling from the IRS that we qualify as a REIT. The complexity of these provisions and of the applicable Treasury Regulations is greater in the case of a REIT that, like us, holds its assets through one or more partnerships. Moreover, in order to qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding stock, the absence of inherited retained earnings from non-REIT periods and the amount of our distributions. Our ability to satisfy the asset tests imposed on REITs depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT gross income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our gross income and assets on an ongoing basis. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for U.S. federal income tax purposes or the U.S. federal income tax consequences of such qualification. Accordingly, it is possible that we may not meet the requirements for qualification as a REIT.

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

If the owners of 50% or more of any Easterly Fund REIT were to acquire 50% or more of our stock, we could be deemed a “successor” to such Easterly Fund REIT for purposes of the REIT rules. Successor treatment would mean that our election to be taxed as a REIT could be terminated if it were determined that the applicable Easterly Fund REIT had failed to qualify as a REIT for a prior period. We do not intend to issue stock to former stockholders of an Easterly Fund REIT if we believe it could cause us to be treated as its successor. Our charter contains ownership restrictions that will prevent any overlapping ownership that would cause us to be a successor of an Easterly Fund REIT, and we intend to enforce such provisions.

Dividends payable by REITs generally do not qualify for reduced tax rates.

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is currently 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a current 39.6% maximum U.S. federal income tax rate on ordinary income when paid to such stockholders. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

In addition, according to publicly released statements, a top legislative priority of the Trump administration and the current Congress may be significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense.  There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on our business and on the price of our common stock.

Stockholders are urged to consult with their own tax advisors with respect to the impact that new legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We wholly own 43 operating properties, including 40 operating properties with approximately 2.8 million rentable square feet that are leased primarily to U.S. Government tenants and three operating properties with approximately 0.3 million rentable square feet that are entirely leased to private tenants.  In addition, we wholly own one property under development encompassing approximately 0.1 million square feet.  As of December 31, 2016, our operating properties were 100% leased with a weighted average annualized lease income per leased square foot of $32.77 and a weighted average age of approximately 12.7 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our operating properties as of December 31, 2016 is set forth in the table below:

Property Name	Location	Property Type	Tenant Lease Expiration Year (1)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S Government Leased
IRS - Fresno	Fresno, CA	Office	2018		180,481	$7,423,317	7.3%	$41.13
PTO - Arlington	Arlington, VA	Office	2019 / 2020	(2)	189,871	6,475,092	6.4%	34.10
FBI - San Antonio	San Antonio, TX	Office	2021		148,584	5,037,840	5.0%	33.91
FBI - Omaha	Omaha, NE	Office	2024		112,196	4,437,208	4.4%	39.55
EPA - Kansas City	Kansas City, KS	Laboratory	2023		71,979	3,840,990	3.8%	53.36
ICE - Charleston (3)	North Charleston, SC	Office	2019 / 2027	(4)	86,733	3,665,239	3.6%	42.26
DOT - Lakewood	Lakewood, CO	Office	2024		122,225	3,484,027	3.4%	28.51
USCIS - Lincoln	Lincoln, NE	Office	2020		137,671	3,239,685	3.2%	23.53
AOC - El Centro (5)	El Centro, CA	Courthouse/Office	2019		46,813	3,041,909	3.0%	64.98
FBI - Birmingham	Birmingham, AL	Office	2020		96,278	3,011,442	3.0%	31.28
USFS II - Albuquerque	Albuquerque, NM	Office	2026	(6)	98,720	2,795,973	2.8%	28.32
ICE - Albuquerque	Albuquerque, NM	Office	2027		71,100	2,785,048	2.8%	39.17
DEA - Vista	Vista, CA	Laboratory	2020		54,119	2,761,077	2.7%	51.02
DEA- Pleasanton	Pleasanton, CA	Laboratory	2035		42,480	2,724,927	2.7%	64.15
FBI - Richmond	Richmond, VA	Office	2021		96,607	2,708,241	2.7%	28.03
USFS I - Albuquerque	Albuquerque, NM	Office	2021	(6)	92,455	2,679,124	2.6%	28.98
AOC - Del Rio (5)	Del Rio, TX	Courthouse/Office	2024		89,880	2,641,487	2.6%	29.39
DEA - Dallas Lab	Dallas, TX	Laboratory	2021		49,723	2,389,596	2.4%	48.06
FBI - Little Rock	Little Rock, AR	Office	2021		101,977	2,165,885	2.1%	21.24
MEPCOM - Jacksonville	Jacksonville, FL	Office	2025		30,000	2,147,770	2.1%	71.59
CBP - Savannah	Savannah, GA	Laboratory	2033		35,000	2,109,321	2.1%	60.27
FBI - Albany	Albany, NY	Office	2018		98,184	2,106,096	2.1%	21.45
DOE - Lakewood	Lakewood, CO	Office	2029		115,650	2,061,963	2.0%	17.83
DEA - Santa Ana	Santa Ana, CA	Office	2024		39,905	2,061,285	2.0%	51.65
DEA - Dallas	Dallas, TX	Office	2021		71,827	1,776,863	1.8%	24.74
ICE - Otay	San Diego, CA	Office	2017 - 2026	(7)	52,881	1,758,383	1.7%	35.55
NPS - Omaha	Omaha, NE	Office	2024		62,772	1,743,570	1.7%	27.78
DEA - North Highlands	Sacramento, CA	Office	2017		37,975	1,705,966	1.7%	44.92
CBP - Chula Vista	Chula Vista, CA	Office	2018		59,397	1,694,104	1.7%	28.52
CBP - Sunburst	Sunburst, MT	Office	2028		33,000	1,588,434	1.6%	48.13
USCG - Martinsburg	Martinsburg, WV	Office	2027		59,547	1,567,125	1.6%	26.32
AOC - Aberdeen (5)	Aberdeen, MS	Courthouse/Office	2025		46,979	1,459,286	1.4%	31.06
DEA - Birmingham (8)	Birmingham, AL	Office	2020		35,616	1,388,573	1.4%	38.99
DEA - Albany	Albany, NY	Office	2025		31,976	1,333,746	1.3%	41.71
DEA - Otay (9)	San Diego, CA	Office	2017		32,560	1,293,326	1.3%	39.72
DEA - Riverside	Riverside, CA	Office	2017		34,354	1,290,888	1.3%	37.58
AOC - South Bend (5)	South Bend, IN	Courthouse/Office	2027		30,119	811,756	0.8%	26.95
SSA - Mission Viejo	Mission Viejo, CA	Office	2020		11,590	534,808	0.5%	46.14
SSA - San Diego	San Diego, CA	Office	2017		11,743	414,169	0.4%	35.27
DEA - San Diego	San Diego, CA	Warehouse	2017		16,100	404,096	0.4%	25.10
Subtotal					2,837,067	$98,559,635	97.4%	$34.78
Privately Leased
2650 SW 145th Avenue - Parbel of Florida	Miramar, FL	Warehouse/Distribution	2022	(10)	81,721	1,671,336	1.6%	20.45
5998 Osceola Court - United Technologies	Midland, GA	Warehouse/Manufacturing	2023	(10)	105,641	540,191	0.5%	5.11

Property Name	Location	Property Type	Tenant Lease Expiration Year (1)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
501 East Hunter Street - Lummus Corporation	Lubbock, TX	Warehouse/Distribution	2028	(11)	70,078	522,637	0.5%	7.46
Subtotal					257,440	$2,734,164	2.6%	$10.62
Total / Weighted Average					3,094,507	$101,293,799	100.0%	$32.77
(1)	The year of lease expiration does not include renewal options. All leases with renewal options are noted in the following footnotes to this table.
(2)	168,468 rentable square feet leased to the PTO will expire on March 31, 2019, and 21,403 rentable square feet leased to the PTO will expire on January 7, 2020.
(3)	This property is only partially leased to the U.S. Government. LifePoint, Inc. occupies 21,609 rentable square feet.
(4)	21,609 rentable square feet leased to LifePoint, Inc. will expire on September 30, 2019, and 65,124 rentable square feet leased to ICE will expire on January 31, 2027.
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
(7)

12,644 rentable square feet leased to ICE will expire on May 11, 2017, 11,555 rentable square feet leased to ICE will expire on August 18, 2021, 16,286 rentable square feet leased to ICE will expire on November 27, 2022, 7,434 rentable square feet leased to the DOT will expire on June 4, 2022 and 1,538 rentable square feet leased to the Department of Agriculture (DOA) will expire on January 1, 2026.

(8)	The Bureau of Alcohol, Tobacco, Firearms and Explosives (ATF) occupies 8,680 rentable square feet.
(9)	ICE occupies 5,813 rentable square feet.
(10)	Lease contains three five-year renewal options.
(11)	Lease contains two five-year renewal options.

Our assets are located throughout the United States. The following chart sets forth the geographic diversification of our operating properties, by market, based on the GSA’s definition of regions, as of December 31, 2016:

Location	Market	Number of Properties	Number of Leases	Rentable Square Feet	Percentage of Total Rentable Square Feet	Percent Leased	Annualized Lease Income	Percentage of Total Annualized Lease Income
State
California	Pacific Rim	13	17	620,398	20.0%	99%	$27,108,255	26.8%
Texas	Greater Southwest	5	5	430,092	13.9%	100%	12,368,423	12.2%
Nebraska	The Heartland	3	3	312,639	10.1%	100%	9,420,463	9.3%
Virginia	National Capital	2	3	286,478	9.3%	100%	9,183,333	9.1%
New Mexico	Greater Southwest	3	3	262,275	8.5%	100%	8,260,145	8.2%
Colorado	Rocky Mountain	2	2	237,875	7.7%	100%	5,545,990	5.5%
Alabama	Southeast Sunbelt	2	2	131,894	4.3%	100%	4,400,015	4.3%
Kansas	The Heartland	1	1	71,979	2.3%	100%	3,840,990	3.8%
Florida	Southeast Sunbelt	2	2	111,721	3.6%	100%	3,819,106	3.8%
South Carolina	Southeast Sunbelt	1	2	86,733	2.8%	100%	3,665,239	3.6%
New York	Northeast	2	2	130,160	4.2%	100%	3,439,842	3.4%
Georgia	Southeast Sunbelt	2	2	140,641	4.5%	100%	2,649,512	2.6%
Arkansas	Greater Southwest	1	1	101,977	3.3%	100%	2,165,885	2.1%
Montana	Rocky Mountain	1	1	33,000	1.1%	100%	1,588,434	1.6%
West Virginia	Mid-Atlantic	1	1	59,547	1.9%	100%	1,567,125	1.5%
Mississippi	Southeast Sunbelt	1	1	46,979	1.5%	100%	1,459,286	1.4%
Indiana	Great Lakes	1	1	30,119	1.0%	100%	811,756	0.8%
Total / Weighted Average		43	49	3,094,507	100.0%	100%	$101,293,799	100.0%
Market
Pacific Rim		13	17	620,398	20.0%	99%	$27,108,255	26.8%
Greater Southwest(1)		9	9	794,344	25.7%	100%	22,794,453	22.5%
Southeast Sunbelt(1)		8	9	517,968	16.7%	100%	15,993,158	15.8%
The Heartland		4	4	384,618	12.4%	100%	13,261,453	13.1%
National Capital		2	3	286,478	9.3%	100%	9,183,333	9.1%
Rocky Mountain		3	3	270,875	8.8%	100%	7,134,424	7.0%
Northeast		2	2	130,160	4.2%	100%	3,439,842	3.4%
Mid-Atlantic		1	1	59,547	1.9%	100%	1,567,125	1.5%
Great Lakes		1	1	30,119	1.0%	100%	811,756	0.8%
Total / Weighted Average		43	49	3,094,507	100.0%	100%	$101,293,799	100.0%
(1)	Three properties entirely leased to private tenants are located in the Southeast Sunbelt (two properties) and Greater Southwest regions.

Our portfolio of operating properties has a stable tenant base that is diversified among U.S. Government agencies. Our U.S. Government tenant agencies include a number of the U.S. Government’s largest and most essential agencies, such as the DEA, FBI and CBP. Our private tenants are Parbel of Florida, a subsidiary of L’Oreal SA, United Technologies, LifePoint, Inc. and Lummus Corporation. As of December 31, 2016, our operating properties were 100% occupied by 22 tenants. The following table provides information about the tenants that occupied our properties as of December 31, 2016:

Tenant	Number of Properties	Number of Leases	Weighted Average Remaining Lease Term(1)	Leased Square Feet	Percentage of Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income
U.S Government
Federal Bureau of Investigation (“FBI”)	6	6	4.4	653,826	21.2%	$19,466,712	19.2%
Drug Enforcement Administration(2) (4) (“DEA”)	11	11	5.2	432,142	14.0%	18,561,033	18.3%
Administrative Office of the U.S. Courts (“AOC”)	4	4	6.9	213,791	6.9%	7,954,438	7.9%
Immigration and Customs Enforcement(2)(3) (“ICE”)	3	5	8.4	182,522	5.9%	7,640,870	7.5%
Internal Revenue Service (“IRS”)	1	1	1.9	180,481	5.8%	7,423,317	7.3%
Patent and Trademark Office (“PTO”)	1	2	2.3	189,871	6.1%	6,475,092	6.4%
U.S. Forest Service (“USFS”)	2	2	7.1	191,175	6.2%	5,475,097	5.4%
Customs and Border Protection (“CBP”)	3	3	8.2	127,397	4.1%	5,391,859	5.3%
Environmental Protection Agency ("EPA")	1	1	6.2	71,979	2.3%	3,840,990	3.8%
Department of Transportation(3) (“DOT”)	1	2	7.3	129,659	4.2%	3,699,249	3.7%
U.S. Citizenship and Immigration Services (“USCIS”)	1	1	3.7	137,671	4.5%	3,239,685	3.2%
Military Entrance Processing Command (“MEPCOM”)	1	1	8.7	30,000	1.0%	2,147,770	2.1%
Department of Energy (“DOE”)	1	1	12.9	115,650	3.7%	2,061,963	2.0%
National Park Service ("NPS")	1	1	7.5	62,772	2.0%	1,743,570	1.7%
U.S. Coast Guard (“USCG”)	1	1	11.0	59,547	1.9%	1,567,125	1.6%
Social Security Administration (“SSA”)	2	2	2.4	23,333	0.8%	948,977	1.0%
Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) (4)	0	0	4.0	8,680	0.3%	338,410	0.3%
U.S. Department of Agriculture(3) (“USDA”)	0	1	9.0	1,538	0.1%	55,366	0.1%
Subtotal	40	45	5.8	2,812,034	91.0%	$98,031,523	96.8%

Private Tenants
Parbel of Florida	1	1	5.9	81,721	2.6%	$1,671,336	1.7%
United Technologies (Pratt & Whitney)	1	1	7.0	105,641	3.4%	540,191	0.5%
LifePoint, Inc.	0	1	2.7	21,609	0.7%	528,112	0.5%
Lummus Corporation	1	1	11.6	70,078	2.3%	522,637	0.5%
Subtotal	3	4	7.5	279,049	9.0%	$3,262,276	3.2%
Total / Weighted Average	43	49	5.9	3,091,083	100.0%	$101,293,799	100.0%
(1)	Weighted based on leased square feet.
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

(4)

The DEA-Birmingham property is primarily occupied by the DEA.  However, the ATF occupies approximately 24.4% of the total leased square footage of the property.  The weighted average remaining lease term, leased square feet, annualized lease income and percentage of total annualized lease income have been adjusted accordingly.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the GSA’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties (approximately 14.2 years), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of December 31, 2016.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2017	6	145,376	4.7%	$5,591,572	5.5%	38.46
2018	3	338,062	11.0%	11,223,517	11.1%	33.20
2019	3	236,890	7.7%	9,283,186	9.2%	39.19
2020	7	356,677	11.5%	11,697,512	11.5%	32.80
2021	7	572,728	18.5%	17,139,322	16.9%	29.93
2022	3	105,441	3.4%	2,509,453	2.5%	23.80
2023	2	177,620	5.7%	4,381,181	4.3%	24.67
2024	5	426,978	13.8%	14,367,577	14.2%	33.65
2025	3	108,955	3.5%	4,940,802	4.9%	45.35
2026	2	100,258	3.2%	2,851,339	2.8%	28.44
Thereafter	8	522,098	17.0%	17,308,338	17.1%	33.15
Total / Weighted Average	49	3,091,083	100.0%	$101,293,799	100.0%	$32.77
(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of December 31, 2016, ten tenants occupying approximately 18.9% of our rentable square feet and contributing approximately 19.2% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires. In 2017, early termination rights become exercisable by other tenants who currently occupy an additional approximately 3.8% of our rentable square feet and contribute an additional 3.0% of our annualized lease income.

In addition, we own one property located in Alameda, California, which is currently under development to become a 65,810 square foot Food and Drug Administration (FDA) laboratory. The FDA - Alameda laboratory will be leased to the GSA for a 20-year term, beginning upon completion of development of the property.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock began trading on the NYSE under the symbol “DEA” on February 6, 2015. Prior to that time there was no public market for our common stock. The following table sets forth, for the indicated period, the high and low sales prices for our common stock, as reported on the NYSE:

	High	Low
First Quarter 2015 (February 6, 2015 through March 31, 2015)	$16.86	$15.18
Second Quarter 2015	16.59	15.25
Third Quarter 2015	16.40	15.25
Fourth Quarter 2015	18.82	15.71
First Quarter 2016	19.07	16.41
Second Quarter 2016	19.97	17.58
Third Quarter 2016	20.82	18.80
Fourth Quarter 2016	20.54	17.94

We had 19 stockholders of record of our common stock as of February 27, 2017. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Distribution Policy

In order to maintain our qualification as a REIT under the Internal Revenue Code, we must distribute at least 90% of our taxable income to stockholders. We intend to pay regular quarterly distributions to holders of common stock in a manner to satisfy this requirement. Any distributions we make will be at the discretion of our board of directors and will be dependent upon a number of factors, including prohibitions or restrictions under financing agreements or applicable law and other factors described herein. We anticipate distributing all of our taxable income. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for distributions and for a discussion of factors, if any, which may adversely affect our ability to make distributions to our stockholders.

The following table sets forth, for the indicated period, quarterly dividends that have been declared by our board of directors on our common stock:

For the Three Months Ended:	Dividend Per Share		Date Paid
March 31, 2015	$0.11	(1)	June 3, 2015
June 30, 2015	0.21		September 3, 2015
September 30, 2015	0.22		December 3, 2015
December 31, 2015	0.22		March 25, 2016
March 31, 2016	0.23		June 23, 2016
June 30, 2016	0.23		September 13, 2016
September 30, 2016	0.24		December 22, 2016
December 31, 2016	0.24		March 22, 2017
(1)	Quarterly cash dividend of $0.11 per share of common stock reflects 49 days period in the quarter ended March 31, 2015 during which we were a public company.

Performance Graph

The following performance chart compares the cumulative total stockholder return of our common stock with the cumulative total return of the Russell 2000 Index and the cumulative total return of the FTSE NAREIT Equity REITs Index. The FTSE NAREIT Equity REITs Index represents performance of all publicly-traded US Equity REITs not designated as Timber REITs or Infrastructure REITs.  The chart covers the period from February 6, 2015 through December 31, 2016 and assumed that $100 was invested in our common stock and in each index on February 6, 2015 and that all dividends were reinvested. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)(2)	1,852,000	$—	379,164
Equity compensation plans not approved by stockholders	—	—	—
Total	1,852,000	$—	379,164
(1)

The amount in column (a) includes 1,852,000 LTIP units issued under our 2015 equity incentive plan that, upon the satisfaction of certain conditions, are convertible into common units, which may then be redeemed for cash, or, at our option, an equal number of shares of common stock, subject to certain restrictions.  There is no exercise price associated with LTIP units.

(2)	The amount in column (c) excludes the number of LTIP units referenced in column (a) and 42,795 shares of restricted common stock issued under our 2015 equity incentive plan.

Recent Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Prior to our initial public offering on February 11, 2015, the Easterly Funds, as controlled by our predecessor, qualified as investment companies pursuant to ASC 946 Financial Services – Investment Companies and, as a result, our predecessor’s consolidated financial statements accounted for the Easterly Funds using investment company accounting based on fair value. Subsequent to our initial public offering, as the properties contributed to us from the Easterly Funds are no longer held by funds that qualify for investment company accounting, we made a shift, in accordance with GAAP to account for the properties contributed by the Easterly Funds and Western Devcon using historical cost accounting instead of investment company accounting, resulting in a significant change in the presentation of our consolidated financial statements following the formation transactions. The contribution of the investments of the Easterly Funds controlled by our predecessor to our operating partnership pursuant to the formation transactions is accounted for as transactions among entities under common control.

The contribution of the Western Devcon properties in the formation transactions has been accounted for as a business combination using the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution.

The financial information analyzed below summarizes the combined results of operations for both Easterly (for the period subsequent to the initial public offering of February 11, 2015 through December 31, 2015 and for the year ended December 31, 2016) and our predecessor for the years ended December 31, 2015, 2014, 2013 and 2012.

Since the information presented below is only a summary, the following should be reviewed in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes thereto.

	For the years ended December 31,
(Amounts in thousands)	2016	2015	2014	2013	2012
Revenues
Rental income	$93,364	$64,942	$—	$—	$—
Tenant reimbursements	10,647	6,233	—	—	—
Other income	607	203	—	—	202
Income from real estate investments	—	—	6,324	4,006	1,785
Total revenues	104,618	71,378	6,324	4,006	1,987
Operating Expenses
Property operating	21,078	13,340	—	—	—
Real estate taxes	9,896	6,983	—	—	—
Depreciation and amortization	46,643	33,561	—	—	—
Acquisition costs	1,798	2,887	—	—	—
Formation expenses	—	1,666	—	—	—
Corporate general and administrative	12,289	8,817	9,117	4,281	2,663
Fund general and administrative	—	75	819	1,299	518
Total expenses	91,704	67,329	9,936	5,580	3,181
Operating income (loss)	12,914	4,049	(3,612)	(1,574)	(1,194)
Other (expenses) / income
Interest expense	(8,177)	(4,972)	—	—	—
Net realized gain (loss) on investments	—	—	40	—	—
Net unrealized gain (loss) on investments	—	(5,122)	71,357	27,641	10,841
Net income (loss)	$4,737	$(6,045)	$67,785	$26,067	$9,647

	For the years ended December 31,
	2016	2015	2014	2013	2012
Real estate investments, at fair value	$—	$—	$267,683	$173,099	$102,753
Real estate properties, net	$901,066	$772,007	$—	$—	$—
Debt obligations	$292,973	$238,202	$—	$—	$—
Dividends declared per share	$0.92	$0.54	$—	$—	$—
Total equity	$696,866	$619,894	$297,184	$176,684	$103,428

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the audited consolidated financial statements and related notes thereto as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 and the sections entitled “Risk Factors”, “Forward Looking Statements”, “Business”, and “Properties” contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Forward Looking Statements.”

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

As of December 31, 2016, we wholly owned 43 operating properties in the United States, including 40 operating properties that are leased primarily to U.S. Government tenant agencies and three operating properties that are entirely leased to private tenants, encompassing approximately 3.1 million square feet in the aggregate. In addition, we wholly owned one property under development encompassing approximately 0.1 million square feet.  We focus on acquiring, developing and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

We were incorporated in Maryland as a corporation on October 9, 2014 and did not have any meaningful operations until the completion of the formation transactions and our initial public offering on February 11, 2015. In connection with our initial public offering, we engaged in certain formation transactions, or the “formation transactions”, pursuant to which our operating partnership acquired (i) 15 properties previously owned by the Easterly Funds (as defined below), (ii) 14 properties previously owned by Western Devcon, Inc., a private real estate company, and a series of related entities beneficially owned by Michael P. Ibe, which we refer to collectively as Western Devcon and (iii) all of the ownership interests in the management entities (as defined below).  After our initial public offering, we acquired seven additional operating properties in 2015, as well as seven operating properties and one property under development in 2016.

Our predecessor means Easterly Partners, LLC and its consolidated subsidiaries prior to the initial public offering and the formation transactions, including (i) all entities or interests in U.S. Government Properties Income and Growth Fund L.P., U.S. Government Properties Income and Growth Fund REIT, Inc. and the related feeder and subsidiary entities, which we refer to, collectively, as Easterly Fund I, (ii) all entities or interests in U.S. Government Properties Income and Growth Fund II, LP, USGP II REIT LP, USGP II (Parallel) Fund, LP and their related feeders and subsidiary entities, which we refer to, collectively, as Easterly Fund II and, together with Easterly Fund I, we refer to as the Easterly Funds and (iii) the entities that managed the Easterly Funds, which we refer to as the management entities.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We own approximately 80.3% of the aggregate operating partnership units in our operating partnership. We believe that we have operated and have been originated in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Since our initial public offering and the formation transactions occurred on February 11, 2015, the results of operations and financial condition for the entities acquired by us in connection with our initial public offering and the formation transactions are not included in certain historical financial statements. More specifically, our results of operations and financial condition for the year ended December 31, 2014 reflect the results of operations and financial condition for our predecessor. Our results of operations for the year ended December 31, 2015 reflect the results of operation and financial condition for our predecessor together with the entities we acquired at and after the time of our initial public offering. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition.

Financial information analyzed below reflects the audited financial statements as of December 31, 2016, included in the F pages of this Annual Report on Form 10-K.

Results of Operations

Prior to our initial public offering on February 11, 2015, the Easterly Funds, as controlled by our predecessor, qualified as investment companies pursuant to ASC 946 Financial Services – Investment Companies and, as a result, our predecessor’s consolidated financial statements accounted for the Easterly Funds using investment company accounting based on fair value. Subsequent to our initial public offering, as the properties contributed to us from the Easterly Funds are no longer held by funds that qualify for investment company accounting, we made a shift, in accordance with GAAP to account for the properties contributed by the Easterly Funds and Western Devcon using historical cost accounting instead of investment company accounting, resulting in a significant change in the presentation of our consolidated financial statements following the formation transactions. The contribution of the investments of the Easterly Funds controlled by our predecessor to our operating partnership pursuant to the formation transactions is accounted for as transactions among entities under common control.

The contribution of the Western Devcon properties in the formation transactions has been accounted for as a business combination using the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution.

Comparison of Results of Operations for the Years Ended December 31, 2016 and December 31, 2015

The financial information analyzed below summarizes the results of operations for Easterly (for the period subsequent to our initial public offering of February 11, 2015 through December 31, 2015 and for the year ended December 31, 2016) and our predecessor for the period from January 1, 2015 through February 10, 2015.

	For the years ended December 31,
(Amounts in thousands)	2016	2015	Change
Revenues
Rental income	$93,364	$64,942	$28,422
Tenant reimbursements	10,647	6,233	4,414
Other income	607	203	404
Total revenues	104,618	71,378	33,240
Operating Expenses
Property operating	21,078	13,340	7,738
Real estate taxes	9,896	6,983	2,913
Depreciation and amortization	46,643	33,561	13,082
Acquisition costs	1,798	2,887	(1,089)
Formation expenses	—	1,666	(1,666)
Corporate general and administrative	12,289	8,817	3,472
Fund general and administrative	—	75	(75)
Total expenses	91,704	67,329	24,375
Operating income	12,914	4,049	8,865
Other expenses
Interest expense	(8,177)	(4,972)	(3,205)
Net unrealized loss on investments	—	(5,122)	5,122
Net income (loss)	$4,737	$(6,045)	$10,782

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes, projects and certain other expenses, and project management income.

Total revenue increased $33.2 million to $104.6 million for the year ended December 31, 2016 compared to $71.4 million for the year ended December 31, 2015.  The increase was primarily attributable to the additional revenue from seven operating properties acquired since December 31, 2015.

Operating Expenses

Total expenses increased by $24.4 million to $91.7 million for the twelve months ended December 31, 2016 compared to $67.3 million for the year ended December 31, 2015. $23.7 million of the increase is attributable to our property operating expenses, real estate taxes, and depreciation and amortization from the acquisition of seven operating properties since December 31, 2015. Corporate general and administrative costs increased by $3.5 million primarily due to an increase in employee costs and non-cash charges for long term incentive plan units in our operating partnership, or “LTIP units”, that were not granted until May 2015 and February 2016. This was offset by a $2.8 million decrease in acquisition and offering costs primarily related to the formation transactions. Additionally, fund general and administrative expenses decreased $0.1 million as we succeeded to the operations of our predecessor upon completion of our initial public offering.

Interest Expense

Interest expense represents the interest incurred on mortgage debt encumbered on our properties and on our senior unsecured revolving credit facility.  As of December 31, 2016, we had not drawn any funds under our senior unsecured term loan facility.

Interest expense increased $3.2 million to $8.2 million for year ended December 31, 2016 compared to $5.0 million for the year ended December 31, 2015. This is primarily due to an increase in our senior unsecured revolving credit facility balance from $154.4 million at December 31, 2015 to $212.2 million at December 31, 2016. Additionally, weighted average interest rates on our senior unsecured revolving credit facility increased from 1.62%, for the year ended December 31, 2015 to 1.89%, for the year ended December 31, 2016.

Net unrealized gain on investments

The unrealized gain or loss on investments represents the change in fair value of our predecessor’s real estate investments. Prior to our initial public offering our predecessor had recognized a net unrealized loss of $5.1 million.

Following our initial public offering, we did not have unrealized gains as the accounting for the property owning subsidiaries contributed by the Easterly Funds to us in connection with the formation transactions have changed from investment company accounting to historical cost accounting.

Comparison of Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

The financial information analyzed below summarizes the combined results of operations for both Easterly (for the period subsequent to our initial public offering of February 11, 2015 through December 31, 2015) and our predecessor for the years ended December 31, 2015 and 2014.

(Amounts in thousands)	For the years ended December 31,
	2015	2014	Change
Revenues
Rental income	$64,942	$—	$64,942
Tenant reimbursements	6,233	—	6,233
Other income	203	—	203
Income from real estate investments	—	6,324	(6,324)
Total revenues	71,378	6,324	65,054
Operating Expenses
Property operating	13,340	—	13,340
Real estate taxes	6,983	—	6,983
Depreciation and amortization	33,561	—	33,561
Acquisition costs	2,887	—	2,887
Formation expenses	1,666	—	1,666
Corporate general and administrative	8,817	9,117	(300)
Fund general and administrative	75	819	(744)
Total expenses	67,329	9,936	57,393
Operating income (loss)	4,049	(3,612)	7,661
Other (expenses) / income
Interest expense	(4,972)	—	(4,972)
Net realized gain on investments	—	40	(40)
Net unrealized gain (loss) on investments	(5,122)	71,357	(76,479)
Net income (loss)	$(6,045)	$67,785	$(73,830)

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

Interest Expense

Interest expense for the year ended December 31, 2015 represents the interest incurred on mortgage debt encumbered on five of our properties and on our senior unsecured revolving credit facility. For the year ended December 31, 2015, we recorded $5.0 million in interest expense related to our mortgage debt and our senior unsecured revolving credit facility.  The weighted average interest rate of the mortgage debt and our senior unsecured revolving credit facility was 4.01% and 1.62%, respectively, for year ended December 31, 2015. In accordance with GAAP, we also recorded amortization of deferred financing fees associated with our senior unsecured revolving credit facility and mortgage debt encumbered on one of our properties of $0.8 million to interest expense for the year ended December 31, 2015.

Our predecessor accounted for property level debt through the fair value of their net equity interest in their real estate investments, and as such, mortgage debt was not recognized on our predecessor’s Consolidated Statements of Assets, Liabilities and Capital.

Net unrealized gain on investments

The unrealized gain or loss on investments represents the change in fair value of our predecessor’s real estate investments. During the year ended December 31, 2015 and prior to our initial public offering, our predecessor had recognized a net unrealized loss of $5.1 million attributable to an increase in the debt valuation to approximate the actual costs to pay-off debt using the proceeds received from our initial public offering and a portion of borrowings under our senior unsecured revolving credit facility.

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

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At December 31, 2016, we had approximately $4.8 million available in cash and cash equivalents and there was $187.8 million available under our senior unsecured revolving credit facility and $100.0 million available for draw down under our senior unsecured term loan facility.

Our primary expected sources of capital are as follows:

•	cash and cash equivalents;
•	operating cash flow;
•	available borrowings under our senior unsecured revolving credit facility and our senior unsecured term loan facility;

•	secured loans collateralized by individual properties;
•	issuance of long-term debt;
•	issuance of equity; and
•	asset sales.

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•	development and redevelopment activities, including major redevelopment, renovation or expansion programs at individual properties;
•	tenant improvements allowances and leasing costs;
•	recurring maintenance and capital expenditures;
•	debt repayment requirements;
•	corporate and administrative costs;
•	interest swap payments; and
•	distribution payments.

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

Universal Shelf

On March 9, 2016, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, which was declared effective on May 3, 2016, registering the sale of up to $500.0 million of equity securities. However, there can be no assurance that we will be able to complete any future offerings of such securities.

Offering of Common Stock

On June 7, 2016, we completed an underwritten public offering under the shelf registration statement of an aggregate of 6,219,045 shares of common stock, consisting of 4,719,045 shares sold by us to the underwriters and 1,500,000 shares offered on a forward basis in connection with certain forward sales agreements. The gross proceeds from the offering of 4,719,045 shares sold by us to the underwriters was $84.9 million before deducting underwriting discounts, commissions and estimated offering expenses. On November 29, 2016, the company physically settled the forward sales agreement by issuing an aggregate of 1,500,000 shares of common stock in exchange for approximately $25.1 million.

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

Our senior unsecured revolving credit facility also includes customary limits on the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, redevelopment and development assets (as defined in the agreement), loans, advances or extensions of credit and investments in mixed used assets and require that we obtain consent for mergers in which the company is not the surviving entity. These financial and restrictive covenants may limit the investments we may make and our ability to make distributions. As of December 31, 2016, we were in compliance with all financial and restrictive covenants under our senior unsecured revolving credit facility.

As of December 31, 2016, the interest rate payable on borrowings under our senior unsecured revolving credit facility was 2.15% and the weighted average annual interest rate for borrowings under our senior unsecured revolving credit facility was 1.89% for the year ended December 31, 2016. As of December 31, 2016, we had $212.2 million outstanding and $187.8 million available under our senior unsecured revolving credit facility.

Senior Unsecured Term Loan Facility

On September 29, 2016, we entered into a $100.0 million senior unsecured term loan facility with PNC Bank, National Association, as administrative agent, U.S. Bank National Association and SunTrust Bank, as syndication agents, PNC Capital Markets LLC, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners.  We intend to use the proceeds under our senior unsecured term loan facility to repay borrowings outstanding under our senior unsecured revolving credit facility and for general corporate purposes.

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

Our senior unsecured term loan facility also contains certain customary covenants, including but not limited to financial covenants that require us to maintain maximum ratios of consolidated total indebtedness, consolidated secured indebtedness and consolidated secured recourse indebtedness to total asset value, minimum consolidated tangible net worth and a minimum consolidated fixed charge ratio. As of December 31, 2016, we were in compliance with all financial and restrictive covenants under our senior unsecured term loan facility.

As of the date of this Annual Report on form 10-K we have not drawn funds under our senior unsecured term loan facility.

Mortgage Debt

The table below presents our mortgage debt obligation at December 31, 2016 (dollars in thousands):

Property	Fixed/Floating	Contractual Interest Rate	Effective Interest Rate	Maturity Date	Principal Balance
CBP - Savannah	Fixed	3.40%	4.12%	July 2033	$14,907
ICE - Charleston	Fixed	4.21%	3.93%	January 2027	20,921
MEPCOM - Jacksonville	Fixed	4.41%	3.89%	October 2025	11,661
USFS II - Albuquerque	Fixed	4.46%	3.92%	July 2026	17,191
DEA - Pleasanton	Floating	LIBOR + 150bps	1.80%	October 2023	15,700
Total					$80,380

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016 (amounts in thousands);

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
Mortgage principal and interest	$102,038	$5,904	$5,904	$5,904	$5,934	$6,446	$71,946
Senior unsecured revolving credit facility principal and interest	222,680	4,975	4,975	212,730	—	—	—
Corporate office lease	1,371	319	286	298	309	159	—
Total	$326,089	$11,198	$11,165	$218,932	$6,243	$6,605	$71,946

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

On May 4, 2016, the board of directors declared a dividend for the first quarter of 2016 in the amount of $0.23 per share of common stock and per common unit outstanding to stockholders and common unit holders of record as of the close of business on June 8, 2016.  Our board of directors also declared a dividend for the first quarter of 2016 for LTIP unit in an amount equal to 10% of the dividend paid per common unit.  Such dividends were paid on June 23, 2016.

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

On November 3, 2016, our board of directors declared a dividend for the third quarter of 2016 in the amount of $0.24 per share of common stock and per common unit outstanding to stockholders and common unit holders of record as of the close of business on December 7, 2016.  Our board of directors also declared a dividend for the third quarter of 2016 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit.  Such dividends were paid on December 22, 2016.

On February 23, 2017, our board of directors declared a dividend for the fourth quarter of 2016 in the amount of $0.24 per share of common stock and per common unit outstanding to stockholders and common unit holders of record as of the close of business on March 7, 2017.  Our board of directors also declared a dividend for the fourth quarter of 2016 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit.  Such dividends are to be paid on March 22, 2017.

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

Comparison of Cash Flow for the Years Ended December 31, 2016 and December 31, 2015

The following table sets forth a summary of cash flows for our company for the years ended December 31, 2016 and 2015:

	For the years ended December 31,
	2016	2015	Change
(Amounts in thousands)
Net cash (used in) provided by:
Operating activities	$47,377	$29,950	$17,427
Investing activities	(170,191)	(164,552)	(5,639)
Financing activities	119,483	111,341	8,142

Operating Activities

The company generated $47.4 million and $30.0 million of cash from operating activities during the year ended December 31, 2016 and 2015, respectively. Net cash provided by operating activities for the year ended December 31, 2016 includes $47.7 million in net cash from rental activities net of expenses offset by $0.3 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash from operating activities for the year ended December 31, 2015 includes $29.9 million in rental activities net of expenses and $0.1 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities.

Investing Activities

The company used $170.2 million and $164.6 million in cash for investing activities during the year ended December 31, 2016 and 2015, respectively. Net cash used in investing activities for the year ended December 31, 2016 primarily includes $166.6 million in real estate acquisitions related to the purchase of seven operating properties and one property placed in development. Net cash used for investing activities for the year ended December 31, 2015 includes $170.2 million related to the purchase of seven new properties purchased subsequent to our initial public offering offset by $6.2 million in cash assumed in formation.

Financing Activities

The company generated $119.5 million and $111.3 million in cash from financing activities during the year ended December 31, 2016 and 2015, respectively. Net cash provided by financing activities for the year ended December 31, 2016 includes $110.0 million in proceeds from the issuance of shares of our common stock and $57.8 million in net draw downs on our senior unsecured credit facility offset by $40.3 million in dividends and distributions paid, $4.2 million in offering costs, $2.9 million in mortgage debt repayment and $0.9 million in additional deferred financing costs associated with our senior unsecured term loan facility. Net cash provided by financing activities for the year ended December 31, 2015 includes $193.5 million net proceeds from our initial public offering, $75.6 million of contributions related to the private placement that occurred simultaneously with our initial public offering, and $154.4 million in credit facility draws offset by $293.4 million in debt repayment as part of the formation transaction, $5.4 million in distributions, $3.5 million in deferred financing costs paid, $21.5 million in dividends and $2.0 million of offering costs.  Additionally, we entered into $15.7 million of mortgage debt upon the acquisition of DEA-Pleasanton in the fourth quarter of 2015.

Comparison of Cash Flow for the Years Ended December 31, 2015 and December 31, 2014

The following table sets forth a summary of cash flows for our predecessor for the years ended December 31, 2015 and 2014:

	For the years ended December 31,
	2015	2014	Change
(Amounts in thousands)
Net cash (used in) provided by:
Operating activities	$29,950	$(22,396)	$52,346
Investing activities	(164,552)	—	(164,552)
Financing activities	111,341	50,470	60,871

Operating Activities

Cash provided by operating activities was $30.0 million for the year ended December 31, 2015 compared to the $22.4 million of cash used for operating activities during the year ended December 31, 2015. Net cash provided by operating activities for the year ended December 31, 2015 included a $29.9 million increase in net cash from rental activities net of expenses and $0.1 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash used for operating activities for the year ended December 31, 2014 included $30.3 million for net real estate fund investments due to the purchase of two new investments, PTO — Arlington and FBI — Little Rock, $0.5 million for investments in existing assets, offset by $7.6 million in distributions from investments. As noted above, activities such as these engaged in directly or through our consolidated subsidiaries are reflected as investing activities following the formation transactions.

Investing Activities

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

Financing Activities

The company generated $111.3 million in cash provided by financing activities during the year ended December 31, 2015 and $50.5 million during the year ended December 31, 2014. Net cash provided by financing activities for the year ended December 31, 2015 includes $193.5 million net proceeds from our initial public offering, $75.6 million of contributions related to the private placement that occurred simultaneously with our initial public offering, and $154.4 million in credit facility draws offset by $293.4 million in debt repayment as part of the formation transaction, $5.4 million in distributions, $3.5 million in deferred financing costs paid, $21.5 million in dividends and $2.0 million of offering costs.  Additionally, we entered into $15.7 million of mortgage debt upon the acquisition of DEA-Pleasanton in the fourth quarter of 2015.  Net cash provided by financing activities for the year ended December 31, 2014 includes $65.2 million of contributions from investors in the Easterly Funds, offset by $14.6 million of distributions to investors in the Easterly Funds.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the year ended December 31, 2016 (in thousands):

For the year ended
December 31, 2016
Net Income	$4,737
Depreciation and amortization	46,643
Funds From Operations	51,380
Adjustments to FFO:
Acquisition costs	1,798
Straight-line rent	(108)
Above-/below-market leases	(7,153)
Non-cash interest expense	814
Non-cash compensation	2,905
Funds from Operations, as Adjusted	$49,636

Factors That May Influence Future Results of Operations

Formation Transactions

While the Easterly Funds, which were controlled by our predecessor, qualify for investment company accounting, following our initial public offering, we have used historical cost accounting instead of investment company accounting to account for the properties owned by the Easterly Funds. Moving from investment company accounting to historical cost accounting resulted in a significant change in the presentation of our consolidated financial statements following the formation transactions. Therefore our financial condition and results of operations after our initial public offering differ significantly from, and are not be comparable with, the historical financial position and results of operations of our predecessor.

Revenue

Our revenues primarily arise from the rental of space to tenants in our properties and tenant reimbursements, which include reimbursement for operating expenses, which are determined by the base year operating expenses and are subject to reimbursement in subsequent years based on changes in the Consumer Price Index for Urban Wage Earners and Clerical Workers, or urban CPI. Tenant reimbursements also include amounts due from tenants for real estate taxes, projects and other reimbursements. Real estate taxes over the base year are reimbursed by the tenant.

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

Cost of Funds and Interest Rates

We expect future changes in interest rates will impact our overall performance. We manage and may continue to manage our market risk on variable rate debt by entering into interest rate swap agreements or similar instruments, subject to maintaining our qualification as a REIT for U.S. federal income tax purposes. Although we may seek to cost-effectively manage our exposure to future rate increases through such means, a portion of our overall debt may at various times float at then current rates.

Development Activities

In 2016, we acquired a property in Alameda, California, which is currently under development.  We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit new developments and redevelopments for existing U.S. Government tenant agencies. These development activities may include some risks such as:

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2016.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the contractual expense escalations described above. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Critical Accounting Policies of the Company

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, "Significant Accounting Policies," of our consolidated financial statements.

Real Estate Properties

Real estate properties comprise all tangible assets we hold for rent or development. Real property is recognized at cost less accumulated depreciation. Acquisition costs related to business combinations, including third party transaction and direct internal costs are expensed as incurred.  Third party costs related to asset acquisitions are capitalized. Development, re-development and certain costs directly related to the improvement of real properties are capitalized. Maintenance and repair expenses are charged to expense as incurred.

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

We capitalize pre-development costs incurred in pursuit of new development opportunities for which we currently believe future development is probable. Additionally, we capitalize interest expense, real estate taxes and direct and indirect project costs (including related compensation and other indirect costs) associated with properties, or portions thereof, undergoing construction, development and redevelopment activities. In capitalizing interest expense, if there is a specific borrowing for the property undergoing construction, development and redevelopment activities, we apply the interest rate of that borrowing to the average accumulated expenditures that do not exceed such borrowing; for the portion of expenditures exceeding any such specific borrowing, we apply our weighted average interest rate on other borrowings to the expenditures. We continue to capitalize costs while construction, development or redevelopment activities are underway until the building is substantially complete and ready for its intended use.

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

Tenant reimbursement income (scheduled rent increases based on increases in real estate taxes, operating expenses and utility usage, projects and other reimbursements) is recognized by us in the consolidated statements of operations when earned and when their amounts can be reasonably estimated. For the year ended December 31, 2016, we incurred $3.8 million in expenses associated with projects and other services that were fully reimbursed by our tenants and $0.5 million in associated income.  For year ended December 31, 2015, we incurred $1.2 million in expenses associated with projects and other services that were fully reimbursed by our tenants and $0.2 million in associated income.  For both the year ended December 31, 2016 and December 31, 2015, fully reimbursed income was included within “Tenant reimbursements” and associated expenses were included in “Property operating” expenses.  Income on these projects was included in “Other income” for both the year ended December 31, 2016 and December 31, 2015.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. In July 2015, the FASB deferred by one year the mandatory effective date of ASU 2014-09 from January 1, 2017 to January 1, 2018. Early adoption is permitted, but not prior to the original effective date of January 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The company is in the process of evaluating the impact of this new guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. As of December 31, 2016, the company had a sublease for office space in Washington D.C. expiring in June 2021 and a sublease for office space in San Diego, CA expiring in April 2017.  The remaining contractual payments under the company’s lease and sublease for office space aggregate $1.4 million.  Additionally, ASU 2016-02 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease.  Under ASU 2016-02, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard permits the use of either the retrospective or modified retrospective transition method. The company is in the process of evaluating this new guidance.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements and shall be applied on a prospective basis.  The company currently expenses transaction costs associated with business combinations. Upon adoption of ASU 2017-01 the company believes most of our future acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized.

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

As of December 31, 2016, $64.7 million, or 22.1% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $227.9 million, or 77.9% had variable interest rates.  If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.6 million annually.

Item 8. Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) of the 1934 Act, as of December 31, 2016. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment we have concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the company’s independent registered public accounting firm because we are an “emerging growth company” as defined in the JOBS Act and are therefore not currently required to comply with the auditor attestation requirements related to internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

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

The financial statements schedules listed in the accompanying index to financial statements beginning on page S-1 are filed as a part of this report.

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 53 and 54 of this report, which is incorporated by reference herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 2, 2017.

EASTERLY GOVERNMENT PROPERTIES, INC.

By:	/s/ William C. Trimble, III
Name:	William C. Trimble, III
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Trimble, III	Chief Executive Officer, President and Director (Principal Executive Officer)	March 2, 2017
William C. Trimble, III

/s/ Meghan G. Baivier	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	March 2, 2017
Meghan G. Baivier

/s/ Alison M. Bernard	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 2, 2017
Alison M. Bernard

/s/ Darrell W. Crate	Chairman of the Board of Directors	March 2, 2017
Darrell W. Crate

/s/ Michael P. Ibe	Director, Vice Chairman of the Board of Directors and Executive Vice President—Development and Acquisitions	March 2, 2017
Michael P. Ibe

/s/ William H. Binnie	Director	March 2, 2017
William H. Binnie

/s/ Cynthia A. Fisher	Director	March 2, 2017
Cynthia A. Fisher

/s/ Emil W. Henry, Jr.	Director	March 2, 2017
Emil W. Henry, Jr.

/s/ James E. Mead	Director	March 2, 2017
James E. Mead

EXHIBIT INDEX

Exhibit	Exhibit Description

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

10.3

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

10.8†

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

Exhibit	Exhibit Description
10.11

Term Loan Agreement, among Easterly Government Properties LP, as Borrower, Easterly Government Properties, Inc., as Parent Guarantor, and certain subsidiaries of Easterly Government Properties, Inc. from time to time party thereto, as Guarantors, PNC Bank, National Association, as Administrative Agent, U.S. Bank National Association and SunTrust Bank, as Syndication Agents, and PNC Capital Markets LLC, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners and the Initial Lenders named therein, dated September 29, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 5, 2016 and incorporated herein by reference).

10.12†

Director Nomination Agreement by and between Easterly Government Properties, Inc. and Michael P. Ibe, dated January 26, 2015 (previously filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.13†

Employment Agreement, by and among Easterly Government Properties Services LLC, Easterly Government Properties LP, Easterly Government Properties, Inc., and Meghan G. Baivier, dated May 12, 2015 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 13, 2015 and incorporated herein by reference)

10.14

Tax Protection Agreement among Easterly Government Properties LP, West Pleasanton Lab, LLC and Michael P. Ibe, dated October 21, 2015 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 5, 2015 and incorporated herein by reference)

10.15

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

101*

The following materials from Easterly Government Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the related notes to these consolidated financial statements

†	Exhibit is a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Easterly Government Properties, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows listed in the index appearing under Item 15(1)  present fairly, in all material respects, the financial position of Easterly Government Properties, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 2, 2017

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31, 2016	December 31, 2015
Assets
Real estate properties, net	$901,066	$772,007
Cash and cash equivalents	4,845	8,176
Restricted cash	1,646	1,736
Deposits on acquisitions	1,750	—
Rents receivable	8,544	6,347
Accounts receivable	5,823	2,920
Deferred financing, net	2,787	2,767
Intangible assets, net	113,795	116,585
Interest rate swaps	3,785	—
Prepaid expenses and other assets	1,422	1,509
Total assets	$1,045,463	$912,047
Liabilities
Revolving credit facility	212,167	154,417
Mortgage notes payable, net	80,806	83,785
Intangible liabilities, net	41,840	44,605
Accounts payable and accrued liabilities	13,784	9,346
Total liabilities	348,597	292,153

Commitments and contingencies (Note 10)

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 36,874,810 and 24,168,379 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	369	241
Additional paid-in capital	596,971	391,767
Retained earnings (deficit)	1,721	(1,694)
Cumulative dividends	(42,794)	(13,051)
Accumulated other comprehensive income	3,038	—
Total stockholders' equity	559,305	377,263
Non-controlling interest in Operating Partnership	137,561	242,631
Total equity	696,866	619,894
Total liabilities and equity	$1,045,463	$912,047

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

	For the years ended December 31,
	2016	2015	2014
Revenues
Rental income	$93,364	$64,942	$—
Tenant reimbursements	10,647	6,233	—
Other income	607	203	—
Income from real estate investments	—	—	6,324
Total revenues	104,618	71,378	6,324
Operating expenses
Property operating	21,078	13,340	—
Real estate taxes	9,896	6,983	—
Depreciation and amortization	46,643	33,561	—
Acquisition costs	1,798	2,887	—
Formation expenses	—	1,666	—
Corporate general and administrative	12,289	8,817	9,117
Fund general and administrative	—	75	819
Total expenses	91,704	67,329	9,936
Operating income	12,914	4,049	(3,612)
Other (expenses) / income
Interest expense, net	(8,177)	(4,972)	—
Net realized gain on investments	—	—	40
Net unrealized gain (loss) on investments	—	(5,122)	71,357
Net income (loss)	4,737	(6,045)	67,785
Non-controlling interest in predecessor	—	—	(65,389)
Non-controlling interest in Operating Partnership	(1,322)	4,351	—
Net income (loss) available to Easterly Government Properties, Inc.	$3,415	$(1,694)	$2,396
Net income (loss) available to Easterly Government Properties, Inc. per share:
Basic	$0.11	$(0.08)	—
Diluted	$0.10	$(0.08)	—
Weighted- average common shares outstanding
Basic	30,645,279	21,430,016	—
Diluted	32,372,538	21,430,016	—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except share amounts)

	For the years ended December 31,
	2016	2015	2014
Net income (loss)	$4,737	$(6,045)	$67,785
Other comprehensive income:
Unrealized gain on interest rate swaps	3,785	—	—
Other comprehensive income	3,785	—	—
Comprehensive income (loss)	8,522	(6,045)	67,785
Non-controlling interest in predecessor	—	—	(65,389)
Non-controlling interest in Operating Partnership	(1,322)	4,351	—
Other comprehensive income attributable to non-controlling interest	(747)	—	—
Comprehensive income (loss) attributable to Easterly Government Properties, Inc.	$6,453	$(1,694)	$2,396

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Stockholders Equity

(Amounts in thousands, except share amounts)

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Member Capital / (Deficit)	Non- controlling Interests	Total Equity
Balance at, December 31, 2013		—	—	—	—	—	—	(1,844)	178,528	176,684
Contributions from members/partners		—	—	—	—	—	—	105	65,142	65,247
Distributions to members/ partners		—	—	—	—	—	—	(28)	(14,607)	(14,635)
Dividend on preferred stock		—	—	—	—	—	—	—	(31)	(31)
Members’ capital		—	—	—	—	—	—	2,133	—	2,133
Carried interest		—	—	—	—	—	—	10,574	(10,574)	—
Purchase of common stock	1,000	—	1	—	—	—	—	—	—	1
Net increase in capital resulting from operations		—	—	—	—	—	—	2,396	65,389	67,785
Balance at December 31, 2014	1,000	—	1	—	—	—	—	13,336	283,847	297,184
Distributions		—	—	—	—	—	—	(9)	(5,432)	(5,441)
Exchange of members' capital and non-controlling interests for OP units and shares	3,308,000	33	67,312	—	—	—	194,530	(12,738)	(249,137)	—
Public Offering	13,800,000	138	191,445	—	—	—	—	—	—	191,583
Proceeds of private placement	7,033,712	70	105,435	—	—	—	—	(589)	(29,278)	75,638
Contribution of Western Devcon Properties for OP units		—	—	—	—	—	86,597	—	—	86,597
Stock based compensation		—	292	—	—	—	1,575	—	—	1,867
Grant of unvested restricted stock	26,667	—	—	—	—	—	—	—	—	—
Buyback of common stock and retirement	(1,000)	—	(1)	—	—	—	—	—	—	(1)
Dividends and distributions paid		—	—	—	(13,051)	—	(8,437)	—	—	(21,488)
Net loss		—	—	(1,694)	—	—	(4,351)	—	—	(6,045)
Allocation of NCI in Operating Partnership		—	27,283	—	—	—	(27,283)	—	—	—
Balance at December 31, 2015	24,168,379	241	391,767	(1,694)	(13,051)	—	242,631	—	—	619,894
Stock based compensation		—	296	—	—	—	2,609	—	—	2,905
Grant of unvested restricted stock	16,128	—	—	—	—	—	—	—	—	-
Dividends and distributions paid		—	—	—	(29,743)	—	(10,551)	—	—	(40,294)
Redemption of common units to common stock	6,471,258	66	99,766	—	—	—	(99,832)	—	—	-
Issuance of common shares	6,219,045	62	105,777	—	—	—	—	—	—	105,839
Unrealized gain on interest rate swaps		—	—	—	—	3,038	747	—	—	3,785
Net income		—	—	3,415	—	—	1,322	—	—	4,737
Allocation of NCI in Operating Partnership		—	(635)	—	—	—	635	—	—	-
Balance at December 31, 2016	36,874,810	369	596,971	1,721	(42,794)	3,038	137,561	—	—	696,866

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$4,737	$(6,045)	$67,785
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	46,643	33,561	—
Straight line rent	(108)	(220)	—
Amortization of above- / below-market leases	(7,153)	(4,866)	—
Amortization of unearned revenue	(105)	—	—
Amortization of loan premium / discount	(85)	(81)	—
Amortization of deferred financing costs	899	756	—
Purchase of investments	—	—	(30,316)
Deposits for potential new investments	—	—	668
Contributions to investments	—	(257)	(508)
Distributions from investments	—	—	7,637
Net realized gain on investments	—	—	(40)
Net unrealized (gain) loss on investments	—	5,122	(71,357)
Non-cash compensation	2,905	1,867	1,768
Net change in:
Rents receivable	(1,902)	(4,868)	—
Accounts receivable	(2,903)	(331)	—
Prepaid expenses and other assets	87	(779)	630
Accounts payable and accrued liabilities	4,362	6,091	1,337
Net cash provided by (used in) operating activities	47,377	29,950	(22,396)
Cash flows from investing activities
Real estate acquisitions and deposits	(168,719)	(170,188)	—
Cash assumed in formation	—	6,187	—
Additions to operating properties	(1,298)	(453)	—
Additions to development properties	(264)	—	—
Restricted cash	90	(98)	—
Net cash (used in) investing activities	(170,191)	(164,552)	—
Cash flows from financing activities
Payment of deferred financing costs	(955)	(3,523)	(24)
Issuance of common shares	110,032	193,545	1
Repurchase of initial shares	—	(1)	—
Proceeds from private placement	—	75,638	—
Credit facility draws	87,250	184,917	—
Credit facility repayments	(29,500)	(30,500)	—
Borrowings on mortgage payable	—	15,700	—
Repayments of mortgage payable	(2,857)	(2,163)	—
Debt payoff	—	(293,381)	—
Dividends and distributions paid	(40,294)	(21,488)	—
Contributions	—	—	65,247
Distributions	—	(5,441)	(14,301)
Payment of offering costs	(4,193)	(1,962)	(453)
Net cash provided by financing activities	119,483	111,341	50,470
Net increase (decrease) in cash and cash equivalents	(3,331)	(23,261)	28,074
Cash and cash equivalents, beginning of year	8,176	31,437	3,363
Cash and cash equivalents, end of year	$4,845	$8,176	$31,437

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows (amounts in thousands):

	For the years ended December 31,
	2016	2015	2014
Cash paid for interest	$7,508	$4,051	$—
Supplemental disclosure of non - cash information
Additions to operating properties	$16	$26	$—
Additions to development properties	3	—	—
Deferred offering accrued, not paid	—	—	676
Financing costs accrued, not paid	—	—	90
Unrealized gain on interest rate swaps	3,785	—	—
Easterly properties, debt and net assets contributed for shares and common units	—	260,687	—
Western Devcon properties and debt contributed for common units	—	86,597	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(99,832)	$—	$—
Common Stock	66	—	—
Additional paid-in capital	99,766	—	—
Total	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements

1. Organization and Basis of Presentation

Easterly Government Properties, Inc. (which may be referred to in these financial statements as the “Company,” “we,” “us,” or “our”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code (the “Code”) commencing with its taxable year ended December 31, 2015. The operations of the Company are carried on primarily through Easterly Government Properties, LP (the “Operating Partnership”) and the wholly owned subsidiaries of the Operating Partnership.

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

As of December 31, 2016, we wholly owned 43 operating properties in the United States, including 40 operating properties that were leased primarily to U.S. Government tenant agencies and three operating properties that were entirely leased to private tenants, encompassing approximately 3.1 million square feet in the aggregate. In addition, we wholly owned one property under development encompassing approximately 0.1 million square feet. We focus on acquiring, developing, and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

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

Our predecessor (the “Predecessor”) means Easterly Partners, LLC and its consolidated subsidiaries prior to the IPO and formation transactions, including (i) all entities or interests in U.S. Government Properties Income and Growth Fund L.P., U.S. Government Properties Income and Growth Fund REIT, Inc. and the related feeder and subsidiary entities (collectively, “Easterly Fund I,”) (ii) all entities or interests in U.S. Government Properties Income and Growth Fund II, LP, USGP II REIT LP, USGP II (Parallel) Fund, LP and their related feeders and subsidiary entities (collectively, “Easterly Fund II” and, together with Easterly Fund I, the “Easterly Funds”) and (iii) the entities that managed the Easterly Funds, (the “management entities”). After our initial public offering, we acquired seven additional operating properties in 2015 as well as seven operating properties and one development property in 2016.

All of the Company’s assets and its operations are primarily conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned 80.3% of the Operating Partnership’s common units at

December 31, 2016. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015.

Principles of Consolidation

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

Due to the timing of the IPO and the formation transactions, the Company’s results of operations for the year ended December 31, 2014 reflects the financial condition and results of operations of the Predecessor. The Company’s financial condition as of December 31, 2015 and results of operations for the year ended December 31, 2015 reflect the financial condition and results of operations of the Predecessor combined with the Company for the period prior to February 11, 2015, and the Company’s consolidated results for the period from February 11, 2015 through December 31, 2015.

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

a) Significant Accounting Policies for the Company post-IPO

Real Estate Properties

Real estate properties comprise all tangible assets we hold for rent or development. Real property is recognized at cost less accumulated depreciation. Acquisition costs related to business combinations, including third party transaction and direct internal costs are expensed as incurred.  Third party costs related to asset acquisitions are capitalized. Development, re-development and certain costs directly related to the improvement of real properties are capitalized. Maintenance and repair expenses are charged to expense as incurred.

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

We capitalize pre-development costs incurred in pursuit of new development opportunities for which we currently believe future development is probable. Additionally, we capitalize interest expense, real estate taxes and direct and indirect project costs (including related compensation and other indirect costs) associated with properties, or portions thereof, undergoing construction, development and redevelopment activities. In capitalizing interest expense, if there is a specific borrowing for the property undergoing construction, development and redevelopment activities, we apply the interest rate of that borrowing to the average accumulated expenditures that do not exceed such borrowing; for the portion of expenditures exceeding any such specific borrowing, we apply our weighted average interest rate on other borrowings to the expenditures. We continue to capitalize costs while construction, development or redevelopment activities are underway until the building is substantially complete and ready for its intended use.

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

Deferred Financing Costs

Deferred financing fees include issuance costs related to borrowings and we amortize those costs over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the books upon maturity or repayment of the underlying debt. As of December 31, 2016, we recognized $1.0 million in deferred financing costs associated with entering into our senior unsecured term loan facility (as defined below). As of December 31, 2015, we recognized $3.4 million in deferred financing costs associated with entering into a $400.0 million senior unsecured revolving credit facility (as defined below) upon completion of the IPO and $0.1 million in deferred financing costs associated with entering into a $15.7 million mortgage loan upon acquisition of DEA - Pleasanton. Additionally, for the year ended December 31, 2016 and 2015 we recognized $0.9 million and $0.8 million in accumulated amortization of these deferred financing costs, respectively.

Interest Rate Swaps

The Company’s primary objective in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements.  To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable- rate amounts from a counterparty in exchange for our making fixed- rate payments over the life of the agreements without exchange of the underlying notional amount.  Derivatives are used to hedge the cash flows associated with interest rates on existing debt as well as future debt.  We recognize derivatives as assets or liabilities on the balance sheet at fair value.  We defer the effective portion of changes in fair value of the designated cash flow hedges to accumulated other comprehensive income (“AOCI”) or loss (“AOCL”) and reclassify such deferrals to interest expense as interest expense is recognized on the hedged forecasted transitions.  We recognize the ineffective portion of the change in fair value of interest rate derivatives directly in interest expense.  When an interest rate swap designated as a cash flow hedge no longer qualified for hedge accounting, we recognize changes in fair value of the hedge previously deferred to AOCI or AOCL, along with any changes in fair value occurring thereafter, through earnings.  We do not use interest rate derivatives for trading or speculative purposes.  We manage counterparty risk by only entering into contracts with major financial institutions based upon their credit ratings and other risk factors.

We use standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost in computing the fair value of derivatives at each balance sheet date.  The Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Please refer to Note 5 for more information pertaining to interest rate derivatives.

Non-Controlling Interests

Non-controlling interests relate to the common units of the Operating Partnership not owned by the Company. Common units are owned by the limited partners who contributed properties and other assets to the Operating Partnership in exchange for common units. The Company contributed the net proceeds from the IPO to the Operating Partnership in exchange for common units. Fifteen months after the IPO, limited partners of the Operating Partnership, other than the Company, had the right to require the Operating Partnership to redeem part or all of their common units for cash, based upon the value of an equivalent number of shares of the Company’s common stock at the time of the election to redeem, or, at the Company’s election, shares of the Company’s common stock on a one-for-one basis. Unitholders receive a distribution per unit equivalent to the dividend per share of the Company’s common stock. Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

Tenant reimbursement income (scheduled rent increases based on increases in real estate taxes, operating expenses and utility usage, projects and other reimbursements) is recognized by us in the consolidated statements of operations when earned and when their amounts can be reasonably estimated. For the year ended December 31, 2016, we incurred $3.8 million in expenses associated with projects and other services that were fully reimbursed by our tenants and $0.5 million in associated income.  For the year ended December 31, 2015, we incurred $1.2 million in expenses associated with projects and other services that were fully reimbursed by our tenants and $0.2 million in associated income.  For both the year ended December 31, 2016 and December 31, 2015, fully reimbursed income was included within “Tenant reimbursements” and associated expenses were included in “Property operating” expenses.  Income on these projects was included in “Other income” for both the year ended December 31, 2016 and December 31, 2015.

Income Taxes

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute to our stockholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, and on taxable income that we do not distribute to our stockholders. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a management business) through Taxable REIT Subsidiaries (“TRSs”) and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. For the years ended December 31, 2016 and 2015, we did not incur any material tax liability associated with any of the above.

We do not anticipate any potential expense related to uncertain tax positions as we closely monitor our REIT compliance, do not have any prohibited transactions related to property sales, and neither the states in which we operate nor our foreign investors subject us to withholding tax requirements.

The following table reconciles GAAP net income to taxable income:

	For the years ended December 31,
	2016		2015
Net income (loss)	$4,737		$(6,045)
Book depreciation and amortization	46,557		33,483
Above/Below market lease amortization	(7,153)		(4,866)
Book/Tax differences on offering and acquisition costs at IPO	—		2,928
Book/Tax differences on unearned rent	(37)		2,138
Book/Tax differences on stock based compensation	2,780		1,867
Book/Tax differences on post IPO property acquisition costs	620		856
Other book/tax differences, net	793		(434)
Tax depreciation	(20,622)		(16,451)
Loss attributable to non-controlling interest	(8,474)		(7,956)
Loss attributable to predecessor	—		5,581
Taxable income subject to distribution requirements	$19,201	(1)	$11,101	(2)
(1)	The Company’s distributions are characterized as 59.32% ordinary taxable dividend and 40.68% return of capital.
(2)	The Company’s distributions are characterized as 85.06% ordinary taxable dividend and 14.94% return of capital.

Stock Based Compensation

Prior to the completion of the IPO, our board of directors adopted, and our sole stockholder approved, our 2015 Equity Incentive Plan, under which we may grant future cash and equity incentive awards to our executive officers, non-employee directors and eligible employees. See Note 7 (Equity) for further information. The shares issued to officers, employees, and non-employee directors vest over a period of time as determined by our board of directors at the date of grant. The Company recognizes compensation expense for non-vested shares granted to officers, employees and non-employee directors on a straight-line basis over the requisite service and/or performance period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.

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

Recently Adopted Accounting Pronouncements

During 2016, the Company adopted accounting guidance under ASC Topic 810, "Consolidation,” modifying the analysis it must perform to determine whether it should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities (“VIEs”) or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, the Operating Partnership will be a variable interest entity of the Company. As the Operating Partnership is already consolidated in the financial statements of the Company, the identification of this entity as a variable interest entity has no impact on the consolidated financial statements of the Company. There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption. In addition, there were no other voting interest entities under prior existing guidance determined to be variable interest entities under the revised guidance.

During 2016, the Company adopted and retrospectively applied ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” As a result all debt issuance costs paid to third parties, other than the lender, incurred to issue mortgage debt are presented on the balance sheet as a direct deduction from the carrying value. Debt issuance costs related to our senior unsecured revolving credit facility will continue to be presented as an asset on the balance sheet. Debt issuance costs related to our senior unsecured term loan facility (as defined below) will be presented as an asset on the balance sheet until a draw is made, at which time the debt issuance costs will be a direct deduction from the carrying value.

During 2016, the Company adopted ASU 2015 – 16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805), which addresses provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period. The implementation of this update did not have an impact in our consolidated financial statements.

During 2016, the Company adopted ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The implementation of this update did not have an impact in our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. In July 2015, the FASB deferred by one year the mandatory effective date of ASU 2014-09 from January 1, 2017 to January 1, 2018. Early adoption is permitted, but not prior to the original effective date of January 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is in the process of evaluating the impact of this new guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. As of December 31, 2016, the Company had a sublease for office space in Washington D.C. expiring in June 2021 and a sublease for office space in San Diego, CA expiring in April 2017.  The remaining contractual payments under the Company’s lease and sublease for office space aggregate $1.4 million.  Additionally, ASU 2016-02 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease.  Under ASU 2016-02, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard permits the use of either the retrospective or modified retrospective transition method. The Company is in the process of evaluating this new guidance.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. ASU No. 2016-09 is effective for reporting periods beginning after December 15, 2016. The implementation of this update will not have a material impact in our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The standard is effective on January 1, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements and shall be applied on a prospective basis.  The Company currently expenses transaction costs associated with business combinations. Upon adoption of ASU 2017-01 the Company believes most of our future acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized.

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

3. Real Estate and Intangibles

Formation transactions

The contribution of the investments of the Easterly Funds to the Operating Partnership pursuant to the formation transactions is accounted for as transactions among entities under common control. As a result, the fair value of the real estate investments at the time of the formation transactions was deemed the initial cost. Such fair value was allocated to the underlying real estate properties, related intangible assets and liabilities and mortgage debt ascribed to the properties. Refer to Note 6 (Fair Value Measurements) for additional discussion on fair value. Prior to the IPO on February 11, 2015, the Easterly Funds qualified as investment companies pursuant to ASC 946 Financial Services – Investment Companies and, as a result, the Predecessor’s consolidated financial statements accounted for the Easterly Funds using investment company accounting based on fair value. Subsequent to the IPO, as the properties contributed to us from the Easterly Funds are no longer held by funds that qualify for investment company accounting, we made a shift, in accordance with GAAP to account for the properties contributed by the Easterly Funds using historical cost accounting instead of investment company accounting, resulting in a significant change in the presentation of our consolidated financial statements following the formation transactions.

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

Post Formation Acquisition Activities

During the year ended December 31, 2016, we acquired seven operating properties, ICE – Albuquerque, NPS – Omaha, DEA – Birmingham, FBI – Birmingham, EPA – Kansas City, FBI – Albany and AOC – South Bend for an aggregate purchase price of $156.9 million. For the period from February 11, 2015 to December 31, 2015, we acquired seven operating properties, DOE – Lakewood, AOC – Aberdeen, ICE – Otay, DEA – Pleasanton, USCIS – Lincoln, DEA – Dallas Lab and FBI – Richmond for an aggregate purchase price of $170.9 million. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Real estate
Land	$8,496	$18,645
Building	127,430	136,456
Acquired tenant improvements	5,070	3,037
Total real estate	140,996	158,138
Intangible assets
In-place leases	18,742	21,393
Acquired leasing commissions	2,949	4,628
Above-market leases	—	224
Total intangible assets	21,691	26,245
Intangible liabilities
Below-market leases	(5,798)	(13,995)
Total intangible liabilities	(5,798)	(13,995)
Prepaid expenses and other assets
Contingent consideration	—	518
Purchase price	$156,889	$170,906

On October 21, 2015, the Company acquired a 42,480 square foot Drug Enforcement Administration regional laboratory in Pleasanton, CA that was built in 2015 and is leased to the GSA for a 20-year term. The property was acquired from an entity indirectly owned by Michael P. Ibe, a director and the Company’s Executive Vice President—Development and Acquisitions.

The intangible assets and liabilities of the acquired operating properties have an aggregate weighted average amortization period of 5.47 years and 7.34 years as of December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, we included $8.3 million of revenues and $2.5 million of net income in our consolidated statement of operations related to the operating properties acquired and incurred $1.8 million of acquisition-related costs including $1.1 million of internal costs associated with the property acquisitions.

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

Pro Forma Financial Information

The unaudited pro forma financial information set forth below presents results for the year ended December 31, 2016 and 2015 as if the formation transactions and the acquisitions of DOE – Lakewood, AOC – Aberdeen, ICE – Otay, DEA – Pleasanton, USCIS – Lincoln, DEA – Dallas Lab and FBI – Richmond had occurred on January 1, 2014 and the ICE – Albuquerque, NPS – Omaha, DEA – Birmingham, FBI – Birmingham, EPA – Kansas City, FBI – Albany and AOC – South Bend acquisitions had occurred on January 1, 2015. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (dollars in thousands):

	For the years ended December 31,
Proforma (unaudited)	2016	2015
Total rental revenue	$113,388	$110,262
Net income (loss) (1)	7,078	6,751

(1)

The net income for the year ended December 31, 2016 excludes $1.8 million of property acquisition costs. Additionally, the net income for the year ended December 31, 2015 was adjusted to include these acquisition costs and exclude the $4.6 million of property acquisition and formation costs incurred during the year ended December 31, 2015.

Consolidated Real Estate and Intangibles

In addition to the above operating property acquisitions, we acquired one property under development, FDA – Alameda, in an asset acquisition during the year ended December 31, 2016.

Real estate and intangibles on our consolidated balance sheets consisted of the following (dollars in thousands):

	December 31, 2016	December 31, 2015
Real estate properties, net
Land	$112,162	$97,899
Building	784,511	655,832
Acquired tenant improvements	39,936	34,866
Construction in progress	4,619	—
Accumulated amortization	(40,162)	(16,590)
Total Real estate properties, net	$901,066	$772,007
Intangible assets, net
In-place leases	$122,661	$103,919
Acquired leasing commissions	23,184	20,235
Above market leases	10,631	10,631
Accumulated amortization	(42,681)	(18,200)
Total Intangible assets, net	$113,795	$116,585
Intangible liabilities, net
Below market leases	$(56,498)	$(50,700)
Accumulated amortization	14,658	6,095
Total Intangible liabilities, net	$(41,840)	$(44,605)

The net projected amortization of total intangible assets and intangible liabilities as of December 31, 2016 are as follows (dollars in thousands):

Total
Intangible assets
2017	25,956
2018	22,072
2019	16,067
2020	13,080
2021	8,921
Thereafter	27,699
$113,795
Intangible liabilities
2017	(9,569)
2018	(8,936)
2019	(6,422)
2020	(5,736)
2021	(3,895)
Thereafter	(7,282)
$(41,840)

4. Debt

Our borrowings consisted of the following (dollars in thousands):

	December 31, 2016	December 31, 2015
Senior unsecured revolving credit facility	$212,167	$154,417
Mortgage debt	80,806	83,785
Total	$292,973	$238,202

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

Our senior unsecured revolving credit facility also includes customary limits on the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, redevelopment and development assets (as defined in the agreement), loans, advances or extensions of credit and investments in mixed used assets and require that we obtain consent for mergers in which the company is not the surviving entity. These financial and restrictive covenants may limit the investments we may make and our ability to make distributions. As of December 31, 2016, we were in compliance with all financial and restrictive covenants under our senior unsecured revolving credit facility.

As of December 31, 2016, the weighted average interest rate payable on borrowings under our revolving credit facility was 2.15% and the weighted average annual interest rate for borrowings under our revolving credit facility was 1.89% for the year ended December 31, 2016. As of December 31, 2016, we had $212.2 million outstanding and $187.8 million available under our revolving credit facility. As of December 31, 2016 the fair value of our revolving credit facility approximated carrying value.

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

b. Letters of Credit

As of December 31, 2016 and 2015, the Company had $0.1 million and $0.2 million of standby letters of credit, respectively.  There were no draws against these letters of credit during the year ended December 31, 2016 or 2015.

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

As of December 31, 2016 we have not drawn funds under our senior unsecured term loan facility.

d. Mortgage Notes Payable, Net

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

The fair value of mortgage debt was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our debt instruments as a Level 3 measurement. At December 31, 2016 and 2015 the fair value of our mortgage debt was $79.4 million and $82.7 million, respectively.

The table below provides a summary of our mortgage debt at December 31, 2016 (dollars in thousands):

Property	Fixed/Floating	Contractual Interest Rate	Effective Interest Rate	Maturity Date	Principal Balance	Premium/Discount	Deferred Financing	Carrying Value
CBP - Savannah	Fixed	3.40%	4.12%	July 2033	14,907	$(776)	$-	$14,131
ICE - Charleston	Fixed	4.21%	3.93%	January 2027	20,921	357	-	21,278
MEPCOM - Jacksonville	Fixed	4.41%	3.89%	October 2025	11,661	275	-	11,936
USFS II - Albuquerque	Fixed	4.46%	3.92%	July 2026	17,191	605	-	17,796
DEA - Pleasanton	Floating	LIBOR + 150bps	1.80%	October 2023	15,700	-	(35)	15,665
Total					$80,380	$461	$(35)	$80,806

The table below provides a summary of our mortgage debt at December 31, 2015 (dollars in thousands):

Property	Fixed/Floating	Contractual Interest Rate	Effective Interest Rate	Maturity Date	Principal Balance	Premium/Discount	Carrying Value
CBP - Savannah	Fixed	3.40%	4.12%	July 2033	15,580	$(853)	$14,727
ICE - Charleston	Fixed	4.21%	3.93%	January 2027	21,993	403	22,396
MEPCOM - Jacksonville	Fixed	4.41%	3.89%	October 2025	12,489	323	12,812
USFS II - Albuquerque	Fixed	4.46%	3.92%	July 2026	17,477	673	18,150
DEA - Pleasanton	Floating	LIBOR + 150bps	1.80%	October 2023	15,700	-	15,700
Total					$83,239	$546	$83,785

e. Aggregate Debt Maturities

The Company’s aggregate debt maturities based on outstanding principal as of December 31, 2016 are as follows (dollars in thousands):

Total
2017	$2,977
2018	3,100
2019	215,396
2020	3,395
2021	4,054
Thereafter	63,625
292,547
Unamortized premium/discount & deferred financing	426
$292,973

5. Derivatives and Hedging Activities

As of December 31, 2016, the Company had two outstanding forward-starting interest rate swaps with an aggregate notional value of $100.0 million that were designated as cash flow hedges. The forward swaps have an effective date of March 29, 2017 and extend until the maturity of the term loan on September 29, 2023. The forward swaps will effectively fix the interest rate under our senior unsecured term loan facility at 3.12% annually based on the company’s current leverage ratio and receive a variable interest rate of one-month LIBOR.

As of December 31, 2016 our forward swaps were classified as an asset on our consolidated balance sheet at $3.8 million. Additionally, for the year ended December 31, 2016 the amount of unrealized gain recognized in accumulated other comprehensive income on interest rate swaps was $3.8 million.

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.  As of December 31, 2016, the Company did not have any derivatives in a net liability position.

6. Fair Value Measurements

Accounting standards define fair value as the exit price, or the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standards also establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of us.  Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.  The hierarchy of these inputs is broken down into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Categorization within the valuation hierarchy is based upon the lowest level of input that is most significant to the fair value measurement.

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates.   While the Company determined that that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2016 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. For our disclosure of debt fair values in Note 4, we estimated the fair value of our unsecured senior revolving credit facility based on quoted market interest rates (categorized within Level 2 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments included scheduled principal and interest payments.  Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgement.  Settlement at such fair value amounts may not be possible and may not be prudent management decision.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of December 31, 2016
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$3,785	$—

Nonrecurring fair value measurements

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

The following table includes a roll-forward of the amounts of investments classified within Level 3 for the year ended December 31, 2015. The classification of an investment within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Balance at December 31, 2014	$267,683
Contributions to investments	257
Net change in unrealized (depreciation) appreciation	(5,122)
Sale of investments to the Operating Partnership	(262,818)
Balance at December 31, 2015	$-

7. Equity

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

We have reserved 2,273,959 shares of our common stock for issuance of awards under the 2015 Equity Incentive Plan, including shares of restricted common stock issued to our non-employee directors, which will vest upon the anniversary of the date of grant or the next annual stockholder meeting, as applicable.

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

A summary of our non-vested common share awards at December 31, 2016 and 2015 is as follows:

	Restricted Shares	Restricted Shares Weighted average grant date fair value	LTIP Units	LTIP Units Weighted average grant date fair value
Outstanding December 31, 2014	—	$—	—	$—
Vested	—	—	—	—
Granted	26,667	15.00	891,000	8.67
Forfeited	—	—	—	—
Outstanding, December 31, 2015	26,667	$15.00	891,000	$8.67
Vested	(26,667)	$15.00	—	$—
Granted	16,128	18.60	40,000	14.15
Forfeited	—	—	(5,000)	8.67
Outstanding, December 31, 2016	16,128	$18.60	926,000	$8.91

We recognized $2.9 million and $1.9 million in compensation expense, related to the restricted common stock and the LTIP Unit awards, for the year ended December 31, 2016 and 2015, respectively.  As of December 31, 2016 unrecognized compensation expense for both awards was $4.2 million, which will be amortized over the vesting period.

We valued our non-vested restricted share award at the grant date fair value, which was the market price of our common shares.

For the LTIP unit awards granted, we used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be issued pursuant to the award.

For LTIP units granted in 2016 we utilized a risk-free rate of 0.7%, derived from the Treasury note yield as of the grant date.  Since the Company has a limited amount of operating history, the expected volatility assumption of 20.0% was derived from the observed historical volatility of the common stock prices of a select group of peer companies within the REIT industry.  Based on the selected dividend yields of guideline companies and expected dividend levels, we utilized an expected dividend yield of 5.5%.

For LTIP units granted in 2015 we utilized a risk-free rate of 0.9%, derived from the Treasury note yield as of the grant date.  Since the Company has a limited amount of operating history, the expected volatility assumption of 18.3% was derived from the observed historical volatility of the common stock prices of a select group of peer companies within the REIT industry.  Based on the selected dividend yields of guideline companies and expected dividend levels, we utilized an expected dividend yield of 5.5%.

No additional shares of common stock or options were issued under the 2015 Equity Incentive Plan as of December 31, 2016.

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

On June 7, 2016, we completed an underwritten public offering of an aggregate of 6,219,045 shares of common stock, consisting of 4,719,045 shares sold by us to the underwriters and 1,500,000 shares offered on a forward basis in connection with certain forward sales agreements. The gross proceeds from the offering of 4,719,045 shares sold by us to the underwriters was $84.9 million before deducting underwriting discounts, commissions and estimated offering expenses. On November 29, 2016, the Company’s physically settled the forward sales agreements by issuing an aggregate of 1,500,000 shares of common stock in exchange for approximately $25.1 million.

In connection with the liquidation of the Easterly Funds, an aggregate of 6,471,258 shares of common stock were issued between May 11, 2016 and December 31, 2016 upon the redemption of an aggregate of 6,471,258 common units in accordance with the terms of the partnership agreement of the Operating Partnership.

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend (1)
Q1 2015	May 6, 2015	May 18, 2015	June 3, 2015	$0.11
Q2 2015	August 4, 2015	August 18, 2015	September 3, 2015	0.21
Q3 2015	November 3, 2015	November 17, 2015	December 3, 2015	0.22
Q4 2015	February 26, 2016	March 10, 2016	March 25, 2016	0.22
Q1 2016	May 4, 2016	June 8, 2016	June 23, 2016	0.23
Q2 2016	August 3, 2016	August 26, 2016	September 13, 2016	0.23
Q3 2016	November 3, 2016	December 7, 2016	December 22, 2016	0.24
Q4 2016	February 23, 2017	March 7, 2017	March 22, 2017	0.24
(1)	Our board of directors also declared a dividend for each LTIP unit in an amount equal to 10% of the dividend paid per common unit of our operating partnership.

8. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares and LTIP units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the years ended December 31, 2016 and 2015 (amounts in thousands, except per share amounts):

	For the years ended December 31,
	2016	2015
Numerator
Net income (loss)	$4,737	$(6,045)
Less: Non-controlling interest in Operating Partnership	(1,322)	4,351
Net income (loss) available to Easterly Government Properties, Inc.	3,415	(1,694)
Less: Dividends on participating securities	(102)	(63)
Net income (loss) available to common stockholders	$3,313	$(1,757)
Denominator for basic EPS	30,645,279	21,430,016
Dilutive effect of share-based compensation awards	13,691	—
Dilutive effect of LTIP units	1,713,568	—
Denominator for basic and diluted EPS	32,372,538	21,430,016
Basic EPS	$0.11	$(0.08)
Diluted EPS	$0.10	$(0.08)

9. Operating Leases

Our rental properties are subject to generally non-cancelable operating leases generating future minimum contractual rent payments due from tenants.  As of December 31, 2016, future non-cancelable minimum contractual rent payments are as follows (dollars in thousands):

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
Operating Leases
Minimum lease payments	$475,020	74,467	71,727	64,877	57,199	46,680	160,070

The Company’s consolidated properties were 100% occupied by 22 tenants at December 31, 2016 and 100% occupied by 19 tenants at December 31, 2015.

On June 18, 2016, the Company was awarded a lease for a 65,810 square foot Food and Drug Administration (FDA) laboratory in Alameda, CA. The FDA - Alameda laboratory will be leased to the General Services Administration (GSA) for a 20-year term, beginning upon completion of development of the property.

For the year ended December 31, 2016 we recognized $85.8 million in rental income attributable to base rent, $7.2 million in rental income attributable to the amortization of our above- and below-market leases, $0.1 million in rental income attributable to the amortization of unearned revenue and a straight-line adjustment of $0.3 million.

For the year ended December 31, 2015 we recognized $59.9 million in rental income attributable to base rent, $4.9 million in rental income attributable to the amortization of our above- and below-market leases and a straight-line adjustment of $0.2 million.

10. Commitments and Contingencies

a) Operating Leases

  In October of 2015 we entered into a sublease agreement for 5,682 square feet of office space in Washington, D.C. with a commencement date of March 2016 and expiration date of June 2021.

We also lease 5,752 square feet of office space in San Diego, CA under an operating lease that commenced February 2015 and expires in April 2017.

Rent expense incurred under the terms of the corporate office leases, was $0.2 million, $0.4 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum rental payments under the Company’s corporate office leases as of December 31, 2016 are summarized as follows (amounts in thousands):

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
Corporate office leases
Minimum lease payments	$1,371	319	286	298	309	159	–

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

11. Concentrations Risk

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. At December 31, 2016, the GSA and other federal agency accounted for approximately 96.8% of rental income and non-governmental tenants accounted for the remaining approximately 3.2%. At December 31, 2015, the GSA and other federal agency accounted for approximately 96.2% of rental income and non-governmental tenants accounted for the remaining approximately 3.8%.

At December 31, 2016, thirteen of our 43 operating properties were located in California, accounting for approximately 20.0% of our total rentable square feet and approximately 26.8% of our total annualized lease income. At December 31, 2015, thirteen of our 36 operating properties were located in California, accounting for approximately 23.6% of our total rentable square feet and approximately 31.8% of our total annualized lease income.  To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be negatively impacted.

12. Related Party

For the years ended December 31, 2016 and 2015 we were responsible for reimbursing Easterly Capital $0.1 million and $0.3 million, respectively, for a portion of rent and office expense at their Beverly, MA office and for the services of certain employees. Additionally, during the years ended December 31, 2016 and 2015, Western Devcon was responsible for reimbursing us $0.2 and $0.3 million, respectively, for certain costs that we paid on their behalf.

13. Subsequent Events

For its consolidated financial statements as of December 31, 2016, the Company evaluated subsequent events and noted the following significant events:

On February 3, 2017, the Company acquired a 75,000 square foot laboratory located in Sandy, Utah. The building was constructed in 2003 and is 100% leased to the GSA and occupied by the Occupational Safety and Health Administration (OSHA) under a 20 year lease.  The lease includes two five-year renewal options with fixed rental increases that, if exercised, would carry the lease term to 2034.

14. Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2016 (amounts in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$23,971	$24,921	$26,975	$28,751
Net income (loss) available to Easterly Government Properties, Inc.	675	699	895	1,146
Net income (loss) available to Easterly Government Properties, Inc. per share (basic and diluted)	$0.03	$0.02	$0.02	$0.03

The following is a summary of our unaudited quarterly results of operations for 2015 (amounts in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$10,091	$19,256	$19,857	$22,174
Net income (loss) available to Easterly Government Properties, Inc.	(2,885)	588	498	105
Net income (loss) available to Easterly Government Properties, Inc. per share (basic and diluted)	$(0.22)	$0.02	$0.02	$—

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2016

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Original Construction Date(s)	Date Acquired
Aberdeen, MS	C/O	$—	$1,147	$14,044	$56	$1,147	$14,100	$15,247	$559	2005	6/17/2015
Albany, NY	O	—	1,801	11,544	17	1,801	11,561	13,362	545	2004	2/11/2015
Albany, NY	O	—	1,412	17,128	—	1,412	17,128	18,540	47	1998	11/22/2016
Albuquerque, NM	O	17,796	2,345	28,611	—	2,345	28,611	30,956	1,863	2011	2/11/2015
Albuquerque, NM	O	—	2,905	23,804	67	2,905	23,871	26,776	1,340	2006	2/11/2015
Albuquerque, NM	O	—	3,062	28,201	—	3,062	28,201	31,263	781	2011	2/17/2016
Arlington, VA	O	—	14,350	44,442	77	14,350	44,519	58,869	3,490	2009	2/11/2015
Birmingham, AL	O	—	408	10,853	—	408	10,853	11,261	169	2005	7/1/2016
Birmingham, AL	O	—	755	22,537	—	755	22,537	23,292	321	2005	7/1/2016
Chula Vista, CA	O	—	6,332	7,471	43	6,332	7,514	13,846	354	1998	2/11/2015
Dallas, TX	O	—	1,005	14,546	26	1,005	14,572	15,577	892	2001	2/11/2015
Dallas, TX	L	—	2,753	23,848	19	2,753	23,867	26,620	647	2001	12/1/2015
Del Rio, TX	C/O	—	210	30,676	142	210	30,818	31,028	1,683	1992 / 2004	2/11/2015
El Centro, CA	C/O	—	1,084	20,765	29	1,084	20,794	21,878	1,211	2004	2/11/2015
Fresno, CA	O	—	1,499	68,309	66	1,499	68,375	69,874	3,679	2003	2/11/2015
Jacksonville, FL	O	11,936	2,532	16,621	6	2,532	16,627	19,159	1,070	2010	2/11/2015
Kansas City, KS	L	—	828	33,035	—	828	33,035	33,863	446	2003	7/1/2016
Lakewood, CO	O	—	1,521	32,865	51	1,521	32,916	34,437	1,955	2004	2/11/2015
Lakewood, CO	O	—	1,377	18,204	36	1,377	18,240	19,617	799	1999	4/1/2015
Lincoln, NE	O	—	2,310	26,328	95	2,310	26,423	28,733	1,044	2005	11/12/2015
Little Rock, AR	O	—	2,278	19,318	51	2,278	19,369	21,647	1,133	2001	2/11/2015
Lubbock, TX	W/D	—	541	972	—	541	972	1,513	63	2013	2/11/2015
Martinsburg, WV	O	—	1,700	13,294	48	1,700	13,342	15,042	840	2007	2/11/2015
Midland, GA	W/M	—	1,715	1,650	—	1,715	1,650	3,365	122	2014	2/11/2015
Miramar, FL	W/D	—	2,177	9,417	—	2,177	9,417	11,594	521	2007	2/11/2015
Mission Viejo, CA	O	—	1,454	1,690	51	1,454	1,741	3,195	195	2005	2/11/2015
North Charleston, SC	O	21,278	963	34,987	322	963	35,309	36,272	1,838	1994 / 2012	2/11/2015
Omaha, NE	O	—	4,635	41,319	172	4,635	41,491	46,126	2,598	2009	2/11/2015
Omaha, NE	O	—	1,517	14,156	—	1,517	14,156	15,673	273	2004	5/19/2016
Pleasanton, CA	L	15,665	5,765	20,859	—	5,765	20,859	26,624	624	2015	10/21/2015
Richmond, VA	O	—	3,041	23,931	47	3,041	23,978	27,019	797	2001	12/7/2015
Riverside, CA	O	—	1,983	6,755	33	1,983	6,788	8,771	555	1997	2/11/2015

S-1

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Original Construction Date(s)	Date Acquired
Sacramento, CA	O	—	1,434	9,369	27	1,434	9,396	10,830	627	2002	2/11/2015
San Antonio, TX	O	—	3,745	49,153	130	3,745	49,283	53,028	2,842	2007	2/11/2015
San Diego, CA	O	—	1,389	7,358	21	1,389	7,379	8,768	537	1997	2/11/2015
San Diego, CA	O	—	773	2,481	—	773	2,481	3,254	144	2003	2/11/2015
San Diego, CA	W	—	3,060	510	—	3,060	510	3,570	80	1999	2/11/2015
San Diego, CA	O	—	2,252	12,280	5	2,252	12,285	14,537	528	2001	9/11/2015
Santa Ana, CA	O	—	6,413	8,635	12	6,413	8,647	15,060	724	2004	2/11/2015
Savannah, GA	L	14,131	3,220	10,687	26	3,220	10,713	13,933	574	2013	2/11/2015
South Bend, IN	C/O	—	514	6,590	—	514	6,590	7,104	4	1996 / 2011	12/23/2016
Sunburst, MT	O	—	2,192	9,423	41	2,192	9,464	11,656	513	2008	2/11/2015
Vista, CA	L	—	3,998	24,053	51	3,998	24,104	28,102	1,135	2002	2/11/2015
Various	Various	—	5,767	4,313	267	5,767	4,580	10,347	—	N/A	Various
		$80,806	$112,162	$827,032	$2,034	$112,162	$829,066	$941,228	$40,162

(1)	O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing
(2)	Includes the unamortized balance of the fair value adjustments.
(3)	Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $795,324.
(4)

Depreciation of rental property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 40 years or to the term of the underlying lease.

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2014	—	—
Additions	788,597	16,590
Balance at December 31, 2015	788,597	16,590
Additions	152,631	23,572
Balance at December 31, 2016	941,228	40,162

S-2