Form 10-Q
period 2017-03-31
Easterly Government Properties, Inc.
filed 2017-05-09
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 2, 2017, the registrant had 37,091,430 shares of common stock, par value $0.01 per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Real estate properties, net	$928,855	$901,066
Cash and cash equivalents	5,241	4,845
Restricted cash	2,005	1,646
Deposits on acquisitions	8,750	1,750
Rents receivable	7,913	8,544
Accounts receivable	5,740	5,823
Deferred financing, net	1,652	2,787
Intangible assets, net	111,195	113,795
Interest rate swaps	3,893	3,785
Prepaid expenses and other assets	3,327	1,422
Total assets	$1,078,571	$1,045,463
Liabilities
Revolving credit facility	158,167	212,167
Term loan facility, net	99,097	—
Mortgage notes payable, net	80,054	80,806
Intangible liabilities, net	40,629	41,840
Accounts payable and accrued liabilities	12,622	13,784
Total liabilities	390,569	348,597

Commitments and contingencies (Note 10)

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 36,991,430 and 36,874,810 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	370	369
Additional paid-in capital	599,233	596,971
Retained earnings	2,805	1,721
Cumulative dividends	(51,671)	(42,794)
Accumulated other comprehensive income	3,134	3,038
Total stockholders' equity	553,871	559,305
Non-controlling interest in Operating Partnership	134,131	137,561
Total equity	688,002	696,866
Total liabilities and equity	$1,078,571	$1,045,463

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended March 31,
	2017	2016
Revenues
Rental income	$26,020	$21,736
Tenant reimbursements	3,628	2,155
Other income	239	80
Total revenues	29,887	23,971
Operating expenses
Property operating	6,349	4,333
Real estate taxes	2,735	2,368
Depreciation and amortization	13,060	10,863
Acquisition costs	532	333
Corporate general and administrative	3,444	3,036
Total expenses	26,120	20,933
Operating income	3,767	3,038
Other expenses
Interest expense, net	(2,417)	(1,929)
Net income	1,350	1,109
Non-controlling interest in Operating Partnership	(266)	(434)
Net income available to Easterly Government Properties, Inc.	$1,084	$675
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03
Weighted-average common shares outstanding
Basic	36,891,595	24,141,712
Diluted	39,143,887	25,744,824

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income

(Amounts in thousands, except share amounts)

	For the three months ended March 31,
	2017	2016
Net income	$1,350	$1,109
Other comprehensive income:
Unrealized gain on interest rate swaps	108	—
Other comprehensive income	108	—
Comprehensive income	1,458	1,109
Non-controlling interest in Operating Partnership	(266)	(434)
Other comprehensive income attributable to non-controlling interest	(12)	—
Comprehensive income attributable to Easterly Government Properties, Inc.	$1,180	$675

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$1,350	$1,109
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,060	10,863
Straight line rent	(143)	(12)
Amortization of above- / below-market leases	(2,112)	(1,698)
Amortization of unearned revenue	(27)	(23)
Amortization of loan premium / discount	(21)	(21)
Amortization of deferred financing costs	251	216
Non-cash compensation	727	699
Net change in:
Rents receivable	775	(253)
Accounts receivable	83	(912)
Prepaid expenses and other assets	(1,905)	(964)
Accounts payable and accrued liabilities	(1,313)	871
Net cash provided by operating activities	10,725	9,875
Cash flows from investing activities
Real estate acquisitions and deposits	(43,968)	(34,350)
Additions to operating properties	(124)	(76)
Additions to development properties	(79)	—
Restricted cash	(359)	215
Net cash (used in) investing activities	(44,530)	(34,211)
Cash flows from financing activities
Payment of deferred financing costs	(18)	—
Credit facility draws	65,750	34,000
Credit facility repayments	(119,750)	(4,000)
Term loan draws	100,000	—
Repayments of mortgage payable	(732)	(703)
Dividends and distributions paid	(11,049)	(8,757)
Net cash provided by financing activities	34,201	20,540
Net increase (decrease) in cash and cash equivalents	396	(3,796)
Cash and cash equivalents, beginning of period	4,845	8,176
Cash and cash equivalents, end of period	$5,241	$4,380

 The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the three months ended March 31,
	2017	2016
Cash paid for interest	$2,243	$1,423
Supplemental disclosure of non-cash information
Additions to operating properties	$102	$25
Additions to development properties	92	—
Unrealized gain on interest rate swaps	108	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(1,727)	$—
Common stock	1	—
Additional paid-in capital	1,726	—
Total	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements

1. Organization and Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2016, and related notes thereto, included in the Annual Report on Form 10-K of Easterly Government Properties, Inc. (which may be referred to in these financial statements as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (the “ SEC”) on March 2, 2017.

The Company is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code, as amended (the “Code”) commencing with its taxable year ended December 31, 2015. The operations of the Company are carried on primarily through Easterly Government Properties LP (the “Operating Partnership”) and the wholly owned subsidiaries of the Operating Partnership.

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

As of March 31, 2017, we wholly owned 44 operating properties in the United States, including 41 operating properties that were leased primarily to U.S. Government tenant agencies and three operating properties that were entirely leased to private tenants, encompassing approximately 3.2 million square feet in the aggregate. In addition, we wholly owned one property under development encompassing approximately 0.1 million square feet. We focus on acquiring, developing, and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

Our Operating Partnership holds substantially all of our assets and conducts substantially all our business. The Company is the sole general partner of the Operating Partnership. The Company owned approximately 80.5% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at March 31, 2017. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2017, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2017. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

2. Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Adopted Accounting Pronouncements

On January 1, 2017, the Company adopted ASU 2017-01, Business Combinations (Topic 805), which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. As a result the Company believes most of our future acquisitions of operating properties will qualify as asset acquisitions and third-party transaction costs associated with these acquisitions will be capitalized while internal acquisition costs will continue to be expensed.

On January 1, 2017, the Company adopted ASU No. 2016-09, Compensation – Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The implementation of this update did not have a material impact in our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. As of March 31, 2017, the Company had a sublease for office space in Washington D.C. expiring in June 2021 and a lease for office space in San Diego, CA expiring in April 2022.  The remaining contractual payments under the Company’s lease and sublease for office space aggregate $2.2 million.  Additionally, ASU 2016-02 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease.  Under ASU 2016-02, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard permits the use of either the retrospective or modified retrospective transition method. The Company is in the process of evaluating the impact of this new guidance.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.”  This ASU also adds guidance for partial sales of nonfinancial assets.  ASU 2017-05 will be effective at the same time Topic 606, Revenue from Contracts with Customers, is effective.  The Company is in the process of evaluating the impact of this new guidance.

3. Real Estate and Intangibles

During the three months ended March 31, 2017, we acquired one operating property in an asset acquisition, a 75,000 rentable square foot laboratory located in Sandy, Utah (“OSHA – Sandy”) for an aggregate purchase price of $37.0 million. We allocated the purchase price of the acquisition based on the estimated fair values of the acquired assets and assumed liabilities as follows (dollars in thousands):

Total
Real estate
Land	$2,361
Building	30,647
Acquired tenant improvements	927
Total real estate	33,935
Intangible assets
In-place leases	3,649
Acquired leasing commissions	639
Total intangible assets	4,288
Intangible liabilities
Below-market leases	(1,255)
Total intangible liabilities	(1,255)
Purchase price	$36,968

We did not assume any debt upon acquisition of OSHA – Sandy.  The intangible assets and liabilities of OSHA – Sandy have an amortization period of 6.8 years as of March 31, 2017. During the three months ended March 31, 2017, we included $0.5 million of revenues and $0.2 million of net income in our consolidated statement of operations related to OSHA – Sandy.

During the three months ended March 31, 2017, we agreed to acquire a 327,614 rentable square foot Department of Veterans Affairs (“VA”) Ambulatory Care Center located in Loma Linda, California (“VA - Loma Linda”).

During the three months ended March 31, 2017, we incurred $0.5 million of acquisition-related expenses including $0.4 million of internal costs associated with property acquisitions.

Pro Forma Financial Information

We did not have any business combinations during the three months ended March, 31 2017. As such, the unaudited pro forma financial information set forth below presents results for the three months ended March 31, 2016 as if the ICE – Albuquerque acquisition had occurred on January 1, 2015. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (dollars in thousands):

For the three months ended
Proforma (unaudited)	March 31, 2016
Total rental revenue	$24,342
Net income (loss) (1)	1,214

(1)	The net income for the three months ended March 31, 2016 excludes $0.3 million of property acquisition costs.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of March 31, 2017 (dollars in thousands):

Total
Real estate properties, net
Land	$114,535
Building	815,396
Acquired tenant improvements	40,863
Construction in progress	4,747
Accumulated amortization	(46,686)
Total Real estate properties, net	$928,855
Intangible assets, net
In-place leases	$126,310
Acquired leasing commissions	23,823
Above market leases	10,631
Accumulated amortization	(49,569)
Total Intangible assets, net	$111,195
Intangible liabilities, net
Below market leases	$(57,753)
Accumulated amortization	17,124
Total Intangible liabilities, net	$(40,629)

4. Debt

At March 31, 2017, our borrowings consisted of the following (dollars in thousands):

Total
Revolving credit facility	$158,167
Term loan facility, net	99,097
Mortgage notes payable, net	80,054
Total	$337,318

a. Senior Unsecured Revolving Credit Facility

We have a $400.0 million senior unsecured revolving credit facility (our “senior unsecured revolving credit facility”) with an accordion feature that provides us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million, for a total facility size of not more than $650.0 million. Our senior unsecured revolving credit facility will terminate on February 11, 2019. Our senior unsecured revolving credit facility includes two as-of-right extension options that allows us, in each case, to extend the senior unsecured revolving credit facility for an additional six months subject to certain conditions and the payment of an extension fee.

As of March 31, 2017, the interest rate payable on borrowings under our senior unsecured revolving credit facility was 2.31%. For the three months ended March 31, 2017 the weighted average annual interest rate for borrowings under our senior unsecured revolving credit facility was 2.18%. As of March 31, 2017, we had $158.2 million outstanding and $241.8 million available under our senior unsecured revolving credit facility. For the three months ended March 31, 2017 we recognized $0.2 million in accumulated amortization of deferred financing costs on our senior unsecured revolving credit facility.

As of March 31, 2017, the carrying value of our senior unsecured revolving credit facility approximated fair value. In determining the fair value we considered the short term maturity and variable interest rate. We deem the fair value of our senior unsecured revolving credit facility as a Level 3 measurement.

b. Senior Unsecured Term Loan Facility, Net

We have a $100.0 million senior unsecured term loan facility (our “senior unsecured term loan facility”), which we entered into on September 29, 2016 and fully drew on March 20, 2017.  Our senior unsecured term loan facility matures on September 29, 2023 and is prepayable without penalty beginning in October 2018.

We entered into two forward-starting interest rate swaps with an aggregate notional value of $100.0 million to effectively fix the interest rate under our senior unsecured term loan facility at 3.12% annually based on the company’s current leverage ratio. For the three months ended March 31, 2017 we recognized less than $0.1 million in accumulated amortization of deferred financing costs on our senior unsecured term loan facility.

As of March 31, 2017, the carrying value of our senior unsecured term loan facility approximated fair value. In determining the fair value we considered the variable interest rate. We deem the fair value of our senior unsecured term loan facility as a Level 3 measurement.

c. Mortgage Notes Payable, Net

The table below provides a summary of our mortgage debt which is collateralized by the underlying real estate at March 31, 2017 (dollars in thousands):

Property	Fixed/ Floating	Contractual Interest Rate	Effective Interest Rate	Maturity Date	Principal Balance	Premium/ Discount	Deferred Financing	Carrying Value
CBP - Savannah	Fixed	3.40%	4.12%	July 2033	$14,736	$(758)	$—	$13,978
ICE - Charleston	Fixed	4.21%	3.93%	January 2027	20,647	346	—	20,993
MEPCOM - Jacksonville	Fixed	4.41%	3.89%	October 2025	11,449	263	—	11,712
USFS II - Albuquerque	Fixed	4.46%	3.92%	July 2026	17,118	588	—	17,706
DEA - Pleasanton	Floating	LIBOR + 150bps	1.80%	October 2023	15,700	—	(35)	15,665
Total					$79,650	$439	$(35)	$80,054

At March 31, 2017, the fair value of our mortgage debt was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage debt instruments as a Level 3 measurement. At March 31, 2017 the fair value of our mortgage debt was $78.9 million.

5. Derivatives and Hedging Activities

As of March 31, 2017, the Company had two outstanding forward-starting interest rate swaps with an aggregate notional value of $100.0 million that were designated as cash flow hedges. The forward swaps have an effective date of March 29, 2017 and extend until the maturity of the term loan on September 29, 2023. The forward swaps will effectively fix the interest rate under our senior unsecured term loan facility at 3.12% annually based on the company’s current leverage ratio and a variable interest rate of one-month LIBOR.

Cash Flow Hedges of Interest Rate Risk

As of March 31, 2017, our forward swaps were classified as an asset on our consolidated balance sheet at $3.9 million. The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income and will be reclassified to interest expense in the period that the hedged forecasted transactions affects earnings on the Company’s variable rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense.  For the three months ended March 31, 2017 the amount of unrealized gain recognized in accumulated other comprehensive income on interest rate swaps was $0.1 million and the amount of gain reclassified from accumulated other comprehensive income into interest expense was less than $0.1 million.  Additionally, during the three months ended March 31, 2017, there was no ineffectiveness.

The Company estimates that approximately $0.2 million will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next 12 months.

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.  As of March 31, 2017, the Company did not have any derivatives in a net liability position.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates.   While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2017 were classified as Level 2 of the fair value hierarchy.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of March 31, 2017
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$3,893	$—

7. Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended March 31, 2017
Balance at December 31, 2016	36,874,810	$369	$596,971	$1,721	$(42,794)	$3,038	$137,561	$696,866
Stock based compensation		—	74	—	—	—	653	727
Dividends and distributions paid		—	—	—	(8,877)	—	(2,172)	(11,049)
Grant of unvested restricted stock	2,692	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	113,928	1	1,726	—	—	—	(1,727)	—
Unrealized gain on interest rate swaps		—	—	—	—	96	12	108
Net income		—	—	1,084	—	—	266	1,350
Allocation of non-controlling interest in Operating Partnership		—	462	—	—	—	(462)	—
Balance at March 31, 2017	36,991,430	$370	$599,233	$2,805	$(51,671)	$3,134	$134,131	$688,002
Three months ended March 31, 2016
Balance at December 31, 2015	24,168,379	$241	$391,767	$(1,694)	$(13,051)	$—	$242,631	$619,894
Stock based compensation		—	81	—	—	—	618	699
Dividends and distributions paid		—	—	—	(5,317)	—	(3,440)	(8,757)
Net income		—	—	675	—	—	434	1,109
Allocation of non-controlling interest in Operating Partnership		—	332	—	—	—	(332)	—
Balance at March 31, 2016	24,168,379	$241	$392,180	$(1,019)	$(18,368)	$—	$239,911	$612,945

On March 8, 2017, the Company issued an aggregate of 2,692 shares of restricted common stock to certain employees pursuant to our 2015 Equity Incentive Plan. The restricted common stock grants will vest upon the second anniversary of the grant date so long as the grantee remains an employee of the Company on such date.

A summary of our shares of restricted common stock and long-term incentive plan units in the Operating Partnership (“LTIP units”) awards at March 31, 2017 is as follows:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value	LTIP Units	LTIP Units Weighted Average Grant Date Fair Value
Outstanding, December 31, 2016	16,128	$18.60	926,000	$8.91
Vested	—	—	—	—
Granted	2,692	19.79	—	—
Forfeited	—	—	—	—
Outstanding, March 31, 2017	18,820	$18.77	926,000	$8.91

We recognized $0.7 million in compensation expense related to the restricted common stock and the LTIP unit awards for the three months ended March 31, 2017.  As of March 31, 2017, unrecognized compensation expense for both awards was $3.5 million, which will be amortized over the vesting period.

We valued our non-vested restricted share award issued in 2017 at the grant date fair value, which was the market price of our shares of common stock.

On March 27, 2017, we completed an underwritten public offering of an aggregate of 4,945,000 shares of common stock, including 645,000 shares sold pursuant the underwriters exercise in full of their option to purchase additional shares.  The shares were offered on a forward basis in connection with certain forward sales agreements entered into with certain financial institutions, acting as forward purchasers.  Pursuant to the forward sales agreements, the forward purchasers borrowed and the forward sellers, acting as agents for the forward purchasers, sold an aggregate of 4,945,000 shares in the public offering.  We did not initially receive any proceeds from the sale of shares of our common stock by the forward sellers in the public offering, but expect to receive gross proceeds of approximately $94.0 million upon full physical settlement of the forward sales agreements, which we expect will occur no later than September 27, 2017. The Company will account for the forward share agreements as equity.

In connection with the liquidation of certain private investment funds that contributed assets in our initial public offering, we issued 113,928 shares of our common stock between January 1, 2017 and March 31, 2017 upon the redemption of 113,928 common units in accordance with the terms of the partnership agreement of the Operating Partnership.

On May 3, 2017, our board of directors declared a dividend for the first quarter of 2017 in the amount of $0.25 per share of common stock and per common unit outstanding to stockholders and common unit holders of record as of the close of business on June 14, 2017.  Our board of directors also declared a dividend for the first quarter of 2017 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit.  Such dividends are to be paid on June 29, 2017.

On March 3, 2017, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. (collectively, the “managers”), pursuant to which we may issue and sell the shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through the managers, acting as sales agents and/or principals. The sales of shares of our common stock, under the equity distribution agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. To date, no sales have been made under the program.

8. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares, LTIP units and forward sales agreements shares are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three months ended March 31, 2017 and 2016 (amounts in thousands, except per share amounts):

	For the three months ended March 31,
	2017	2016
Numerator
Net income	$1,350	$1,109
Less: Non-controlling interest in Operating Partnership	(266)	(434)
Net income available to Easterly Government Properties, Inc.	1,084	675
Less: Dividends on participating securities	(26)	(26)
Net income available to common stockholders	$1,058	$649
Denominator for basic EPS	36,891,595	24,141,712
Dilutive effect of share-based compensation awards	11,815	22,842
Dilutive effect of LTIP units	1,818,392	1,580,270
Dilutive effect of forward sales agreements shares	422,085	—
Denominator for diluted EPS	39,143,887	25,744,824
Basic EPS	$0.03	$0.03
Diluted EPS	$0.03	$0.03

9. Operating Leases

Our rental properties are subject to generally non-cancelable operating leases generating future minimum contractual rent payments due from tenants. As of March 31, 2017, future non-cancelable minimum contractual rent payments are as follows (dollars in thousands):

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
Operating Leases
Minimum lease payments	$488,640	58,795	76,389	69,724	62,062	51,698	169,972

The Company’s consolidated operating properties were 100% occupied by 23 tenants at March 31, 2017.

For the three months ended March 31, 2017 we recognized $23.6 million in rental income attributable to base rent, $2.1 million in rental income attributable to the amortization of our above- and below-market leases and a straight-line adjustment of $0.1 million.

10. Commitments and Contingencies

In October of 2015 we entered into a sublease agreement for 5,682 square feet of office space in Washington, D.C. with a commencement date of March 2016 and expiration date of June 2021.

We also lease 5,752 square feet of office space in San Diego, CA under an operating lease that commenced February 2015 and expires in April 2022.

For the three months ended March 31, 2017 rent expense incurred under the terms of the corporate office leases, was $0.1 million. Future minimum rental payments under the Company’s corporate office leases as of March 31, 2017 are summarized as follows (amounts in thousands):

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
Corporate office leases
Minimum lease payments	$2,188	334	462	479	496	352	65

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. At March 31, 2017, the GSA and other federal agency accounted for approximately 96.9% of rental income and non-governmental tenants accounted for the remaining approximately 3.1%.

Thirteen of our 44 operating properties are located in California, accounting for approximately 19.6% of our total rentable square feet and approximately 26.0% of our total annualized lease income as of March 31, 2017. In addition, we owned one property under development located in California. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

12. Subsequent Events

For its consolidated financial statements as of March 31, 2017, the Company evaluated subsequent events and noted the following significant events:

On April 27, 2017 the Company was awarded the lease for a 52,870 square foot Food and Drug Administration (FDA) laboratory in Lenexa, KS.  Upon completion the FDA - Lenexa laboratory will be leased to the General Services Administration for a 20-year term.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

the factors included under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the factors included under the heading “Risk Factors” in the Company’s other public filings;

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

For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

References to “we,” “our,” “us” and “the Company” refer to Easterly Government Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries including Easterly Government Properties LP, a Delaware limited partnership, which we refer to herein as our operating partnership.

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

As of March 31, 2017, we wholly owned 44 operating properties in the United States, including 41 operating properties that were leased primarily to U.S. Government tenant agencies and three operating properties that were entirely leased to private tenants, encompassing approximately 3.2 million square feet in the aggregate. In addition, we wholly owned one property under development encompassing approximately 0.1 million square feet, which upon completion will be leased to the GSA for a 20 year term. We focus on acquiring, developing and managing GSA-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the GSA to meet the needs and objectives of the tenant agency.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. As of March 31, 2017, we owned approximately 80.5% of the aggregate limited partnership interests in our operating partnership, or common units. We have elected to be taxed as a REIT and operate in a manner that we believe allows us to continue to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

During the three months ended March 31, 2017, we agreed to acquire a 327,614 rentable square foot Department of Veterans Affairs (VA) Ambulatory Care Center located in Loma Linda, California.

Operating Properties

As of March 31, 2017, our 44 operating properties were 100% leased with a weighted average annualized lease income per leased square foot of $33.04 and a weighted average age of approximately 12.9 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our operating properties as of March 31, 2017 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S Government Leased
IRS - Fresno	Fresno, CA	O	2018		180,481	$7,505,037	7.2%	$41.58
PTO - Arlington	Arlington, VA	O	2019 / 2020	(3)	189,871	6,469,073	6.2%	34.07
FBI - San Antonio	San Antonio, TX	O	2021		148,584	5,037,895	4.8%	33.91
FBI - Omaha	Omaha, NE	O	2024		112,196	4,569,876	4.4%	40.73
EPA - Kansas City	Kansas City, KS	L	2023		71,979	3,840,990	3.7%	53.36
ICE - Charleston (4)	North Charleston, SC	O	2019 / 2027	(5)	86,733	3,679,523	3.5%	42.42
DOT - Lakewood	Lakewood, CO	O	2024		122,225	3,477,277	3.3%	28.45
USCIS - Lincoln	Lincoln, NE	O	2020		137,671	3,246,285	3.1%	23.58
AOC - El Centro (6)	El Centro, CA	C/O	2019		46,813	3,041,909	2.9%	64.98
FBI - Birmingham	Birmingham, AL	O	2020		96,278	3,011,442	2.9%	31.28
OSHA - Sandy	Sandy, UT	L	2024	(7)	75,000	2,988,673	2.9%	39.85
USFS II - Albuquerque	Albuquerque, NM	O	2026	(8)	98,720	2,795,973	2.7%	28.32
ICE - Albuquerque	Albuquerque, NM	O	2027		71,100	2,794,202	2.7%	39.30
DEA - Vista	Vista, CA	L	2020		54,119	2,761,077	2.6%	51.02
DEA - Pleasanton	Pleasanton, CA	L	2035		42,480	2,730,965	2.6%	64.29
FBI - Richmond	Richmond, VA	O	2021		96,607	2,722,216	2.6%	28.18
USFS I - Albuquerque	Albuquerque, NM	O	2021	(8)	92,455	2,679,124	2.6%	28.98
AOC - Del Rio (6)	Del Rio, TX	C/O	2024		89,880	2,641,487	2.5%	29.39
DEA - Dallas Lab	Dallas, TX	L	2021		49,723	2,395,557	2.3%	48.18
MEPCOM - Jacksonville	Jacksonville, FL	O	2025		30,000	2,180,208	2.1%	72.67
FBI - Little Rock	Little Rock, AR	O	2021		101,977	2,145,210	2.1%	21.04
CBP - Savannah	Savannah, GA	L	2033		35,000	2,109,303	2.0%	60.27
FBI - Albany	Albany, NY	O	2018		98,184	2,097,557	2.0%	21.36
DEA - Santa Ana	Santa Ana, CA	O	2024		39,905	2,062,177	2.0%	51.68
DOE - Lakewood	Lakewood, CO	O	2029		115,650	2,061,963	2.0%	17.83
DEA - Dallas	Dallas, TX	O	2021		71,827	1,784,468	1.7%	24.84
NPS - Omaha	Omaha, NE	O	2024		62,772	1,743,642	1.7%	27.78
DEA - North Highlands	Sacramento, CA	O	2017		37,975	1,707,569	1.6%	44.97
CBP - Chula Vista	Chula Vista, CA	O	2018		59,397	1,699,750	1.6%	28.62
ICE - Otay	San Diego, CA	O	2022 / 2026	(9)	52,881	1,699,352	1.6%	34.36
CBP - Sunburst	Sunburst, MT	O	2028		33,000	1,588,434	1.5%	48.13
USCG - Martinsburg	Martinsburg, WV	O	2027		59,547	1,569,244	1.5%	26.35
AOC - Aberdeen (6)	Aberdeen, MS	C/O	2025		46,979	1,459,277	1.4%	31.06
DEA - Birmingham(10)	Birmingham, AL	O	2020		35,616	1,392,369	1.3%	39.09
DEA - Albany	Albany, NY	O	2025		31,976	1,339,760	1.3%	41.90
DEA - Otay (11)	San Diego, CA	O	2017		32,560	1,293,126	1.2%	39.72
DEA - Riverside	Riverside, CA	O	2017		34,354	1,290,383	1.2%	37.56
AOC - South Bend (6)	South Bend, IN	C/O	2027		30,119	819,555	0.8%	27.21
SSA - Mission Viejo	Mission Viejo, CA	O	2020		11,590	535,274	0.5%	46.18
SSA - San Diego	San Diego, CA	O	2032		10,856	442,291	0.4%	43.97
DEA - San Diego	San Diego, CA	W	2017		16,100	404,096	0.4%	25.10
Subtotal					2,911,180	$101,813,589	97.4%	35.02
Privately Leased
2650 SW 145th Avenue - Parbel of Florida	Miramar, FL	W/D	2018		81,721	1,669,092	1.6%	20.42
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	(12)	105,641	538,932	0.5%	5.10
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	(7)	70,078	521,472	0.5%	7.44
Subtotal					257,440	$2,729,496	2.6%	$10.60
Total / Weighted Average					3,168,620	$104,543,085	100.0%	$33.04
(1)	O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing
(2)	The year of lease expiration does not include renewal options. All leases with renewal options are noted in the following footnotes to this table.
(3)	168,468 rentable square feet leased to the PTO will expire on March 31, 2019, and 21,403 rentable square feet leased to the PTO will expire on January 7, 2020.
(4)	This property is only partially leased to the U.S. Government. LifePoint, Inc. occupies 21,609 rentable square feet.
(5)	21,609 rentable square feet leased to LifePoint, Inc. will expire on September 30, 2019, and 65,124 rentable square feet leased to ICE will expire on January 31, 2027.
(6)

A portion of this property is occupied by the U.S. Marshals Service to provide security and otherwise support the mission of the Administrative Office of the Courts. Because of the interrelated nature of the U.S. Marshals Service and the Administrative Office of the Courts, we have not separately addressed occupancy by the U.S. Marshals Service.

(7)	Lease contains two five-year renewal options.

(8)	Lease contains one five-year renewal option.
(9)

40,485 rentable square feet leased to ICE will expire on November 27, 2022, 7,434 rentable square feet leased to the DOT will expire on June 4, 2022 and 1,538 rentable square feet leased to the Department of Agriculture (DOA) will expire on January 1, 2026.

(10)	The Bureau of Alcohol, Tobacco, Firearms and Explosives (ATF) occupies 8,680 rentable square feet.
(11)	ICE occupies 5,813 rentable square feet.
(12)	Lease contains three five-year renewal options.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the GSA’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties (approximately 14.7 years as of March 31, 2017), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of March 31, 2017.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percent of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2017	4	120,989	3.8%	$4,695,174	4.5%	$38.81
2018	4	419,783	13.3%	12,971,436	12.4%	30.90
2019	3	236,890	7.5%	9,276,771	8.9%	39.16
2020	7	356,677	11.3%	11,710,480	11.2%	32.83
2021	6	561,173	17.7%	16,764,470	16.0%	29.87
2022	2	47,919	1.5%	1,646,291	1.6%	34.36
2023	2	177,620	5.6%	4,379,922	4.2%	24.66
2024	6	501,978	15.9%	17,483,132	16.7%	34.83
2025	3	108,955	3.4%	4,979,245	4.8%	45.70
2026	2	100,258	3.2%	2,849,034	2.7%	28.42
Thereafter	9	532,157	16.8%	17,787,130	17.0%	33.42
Total / Weighted Average	48	3,164,399	100.0%	$104,543,085	100.0%	$33.04
(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of March 31, 2017, nine tenants occupying approximately 17.3% of our rentable square feet and contributing approximately 17.5% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

The financial information presented below summarizes the results of operations of the Company for the three months ended March 31, 2017 and 2016.

(Amounts in thousands)	For the three months ended March 31,
	2017	2016	Change
Revenues
Rental income	$26,020	$21,736	$4,284
Tenant reimbursements	3,628	2,155	1,473
Other income	239	80	159
Total revenues	29,887	23,971	5,916
Operating Expenses
Property operating	6,349	4,333	2,016
Real estate taxes	2,735	2,368	367
Depreciation and amortization	13,060	10,863	2,197
Acquisition costs	532	333	199
Corporate general and administrative	3,444	3,036	408
Total expenses	26,120	20,933	5,187
Operating income	3,767	3,038	729
Other expenses
Interest expense	(2,417)	(1,929)	(488)
Net income	$1,350	$1,109	$241

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenue increased by $5.9 million to $29.9 million for the three months ended March 31, 2017 compared to $24.0 million for the three months ended March 31, 2016. The increase was primarily attributable to an additional $4.5 million of revenue from the seven operating properties acquired since March 31, 2016 as well as a full quarter of operations from the ICE – Albuquerque acquisition made during the three months ended March 31, 2016, and a $1.2 million increase in tenant project reimbursements and the associated project management income.

Operating Expenses

Total expenses increased by $5.2 million to $26.1 million for the three months ended March 31, 2017 compared to $20.9 million for the three months ended March 31, 2016. $4.6 million of the increase is attributable to our property operating expenses, real estate taxes, and depreciation and amortization associated with the seven operating properties acquired since March 31, 2016 and an increase in expenses associated with projects and other services that were fully reimbursed by the tenant.

Acquisition costs increased $0.2 million due to an increase in internal employee costs offset by the capitalization of costs associated with probable acquisitions in the first quarter of 2017 due to the adoption of ASU 2017-01 as of January 1, 2017.

Additionally, corporate general and administrative costs increased by $0.4 million due to an increase in employee costs.

Interest Expense

Interest expense increased $0.5 million to $2.4 million for three months ended March 31, 2017 compared to $1.9 million for the three months ended March 31, 2016.

This increase is primarily due to an increase in the weighted average borrowings from $172.7 million to $230.6 million of our senior unsecured revolving credit facility quarter over quarter and an increase in weighted average interest rate of 2.18% for the three months ended March 31, 2017 compared to 1.83% for the three months ended March 31, 2016.  Additionally, we drew $100 million on our senior unsecured term loan facility during the three months ended March 31, 2017 and incurred $0.1 million in associated interest during the quarter.  We did not enter into the senior unsecured term loan facility until the third quarter of 2016, therefore no associated interest was incurred during the three months ended March 31, 2016.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated liquidity needs, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At March 31, 2017, we had $5.2 million available in cash and cash equivalents and there was $241.8 million available under our senior unsecured revolving credit facility.

Our primary expected sources of capital are as follows:

•	cash and cash equivalents;
•	operating cash flow;
•	available borrowings under our senior unsecured revolving credit facility;
•	secured loans collateralized by individual properties;
•	issuance of long-term debt;
•	issuance of equity, including under our ATM program (as described below); and
•	asset sales.

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•	development and redevelopment activities, including major redevelopment, renovation or expansion programs at individual properties;
•	property acquisitions under contract;
•	tenant improvements allowances and leasing costs;
•	recurring maintenance capital expenditures;
•	debt repayment requirements;
•	corporate and administrative costs;
•	interest swap payments; and
•	distribution payments.

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

Universal Shelf

On March 9, 2016, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, which was declared effective on May 3, 2016. The universal shelf registration statement allows us, from time to time, to offer and sell up to an additional $500.0 million of equity securities, including shares of our common stock offered and sold pursuant to the offerings described below. However, there can be no assurance that we will be able to complete any such offerings of securities in the future.

Offering of Common Stock on a Forward Basis

On March 27, 2017, we completed an underwritten public offering of an aggregate of 4,945,000 shares of our common stock, including 645,000 shares sold pursuant the underwriters exercise in full of their option to purchase additional shares.  The shares were offered on a forward basis in connection with certain forward sales agreements entered into with certain financial institutions, acting as forward purchasers.  Pursuant to the forward sales agreements, the forward purchasers borrowed and the forward sellers, acting as agents for the forward purchasers, sold an aggregate of 4,945,000 shares in the public offering.  We did not initially receive any proceeds from the sale of shares of our common stock by the forward sellers in the public offering, but expect to receive gross proceeds of approximately $94.0 million upon full physical settlement of the forward sales agreements, which we expect will occur no later than September 27, 2017.

ATM Program

On March 3, 2017, we entered into equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. (collectively, the “managers”), pursuant to which we may issue and sell the shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through the managers, acting as sales agents and/or principals (our “ATM program”). The sales of shares of our common stock, under the equity distribution agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.  To date, no sales have been made under our ATM program.

Senior Unsecured Revolving Credit Facility

Upon the completion of our initial public offering on February 11, 2015 we entered into a $400.0 million senior unsecured revolving credit facility with Citigroup Capital Markets Inc. Raymond James Bank, N.A. and Royal Bank of Canada, as joint lead arrangers and joint book running managers and Raymond James Bank, N.A. and Royal Bank of Canada, as co-syndication agents. Our senior unsecured revolving credit facility has an accordion feature that provides us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million, for a total facility size of not more than $650.0 million. We have and intend to continue to use our senior unsecured revolving credit facility to repay indebtedness, fund acquisitions, development and redevelopment opportunities, capital expenditures and the costs of securing new and renewal leases and provide working capital.

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

Our senior unsecured revolving credit facility also contains certain customary financial covenants, as follows: (i) the maximum ratio of consolidated total indebtedness to total asset value (each as defined in the agreement) may not exceed 60.0% on any date, provided that the maximum ratio may be increased to 65.0% for the two consecutive quarters following the date on which a material acquisition (as defined in the agreement) occurs, (ii) the maximum ratio of consolidated secured indebtedness (as defined in the agreement) to total asset value may not exceed 40.0% on any date, (iii) the maximum ratio of consolidated secured recourse indebtedness (as defined in the agreement) to total asset value may not exceed 15% on any date, (iv) the minimum consolidated tangible net worth (as defined in the agreement) may not, on any date, be less than the sum of an amount equal to 75.0% of our consolidated tangible net worth as of the closing date of the facility plus an amount equal to 75.0% of the aggregate net cash proceeds received by us from any offering of our capital stock after the closing date of the facility, (v) the minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated fixed charges (each as defined in the agreement) may not be less than 1.50 to 1.00 on any date, (vi) the maximum ratio of consolidated unsecured indebtedness to unencumbered asset value (each as defined in the agreement) may not exceed 60% as of any date and (vii) the minimum ratio of adjusted consolidated net operating income from unencumbered assets (as defined in the agreement) to interest payable on unsecured debt (as determined in accordance with the agreement) shall not be less than 1.75 to 1.00 on any date. Additionally, under our senior unsecured revolving credit facility, our distributions may not exceed the greater of (i) 95.0% of our funds from operations (“FFO”) or (ii) the amount required for us to maintain our status as a REIT and avoid the payment of federal or state income or excise tax.

Our senior unsecured revolving credit facility also includes customary limits on the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, redevelopment and development assets (as defined in the agreement), loans, advances or extensions of credit and investments in mixed used assets and require that we obtain consent for mergers in which the Company is not the surviving entity. These financial and restrictive covenants may limit the investments we may make and our ability to make distributions. As of March 31, 2017, we were in compliance with all financial and restrictive covenants under our senior unsecured revolving credit facility.

As of March 31, 2017, the interest rate payable on borrowings under our senior unsecured revolving credit facility was 2.31% and the weighted average annual interest rate for borrowings under our senior unsecured revolving credit facility was 2.18% for the three months ended March 31, 2017. As of March 31, 2017, we had $158.2 million outstanding and $241.8 million available under our senior unsecured revolving credit facility.

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

Our operating partnership is the borrower under our senior unsecured term loan facility and we and certain of our subsidiaries that directly own certain of our properties are guarantors under the term loan facility. The senior unsecured term loan facility matures on September 29, 2023, and is prepayable without penalty beginning in October 2018.

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

Our senior unsecured term loan facility also contains certain customary covenants, including but not limited to financial covenants that require us to maintain maximum ratios of consolidated total indebtedness, consolidated secured indebtedness and consolidated secured recourse indebtedness to total asset value, minimum consolidated tangible net worth and a minimum consolidated fixed charge ratio. As of March 31, 2017, we were in compliance with all financial and restrictive covenants under our senior unsecured revolving term loan facility.

On March 20, 2017, we fully drew the $100.0 million under our senior unsecured term loan facility to repay borrowings outstanding under our senior unsecured credit facility and for general corporate purposes.

Mortgage Debt

The table below presents our mortgage debt obligations at March 31, 2017 (dollars in thousands):

Property	Fixed/ Floating	Contractual Interest Rate	Effective Interest Rate	Maturity Date	Principal Balance
CBP- Savannah	Fixed	3.40%	4.12%	July 2033	$14,736
ICE - Charleston	Fixed	4.21%	3.93%	January 2027	20,647
MEPCOM - Jacksonville	Fixed	4.41%	3.89%	October 2025	11,449
USFS II - Albuquerque	Fixed	4.46%	3.92%	July 2026	17,118
DEA - Pleasanton	Floating	LIBOR + 150bps	1.80%	October 2023	15,700
Total					$79,650

As of March 31, 2017, we were in compliance with all financial and restrictive covenants on our mortgage debt.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2017 (amounts in thousands);

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
Mortgage principal and interest	$100,563	4,429	5,904	5,904	5,934	6,446	71,946
Senior unsecured revolving credit facility principal and interest	166,396	3,312	4,417	158,667	—	—	—
Senior unsecured term loan facility principal and interest	120,360	2,351	3,135	3,135	3,135	3,135	105,469
Corporate office leases	2,188	334	462	479	496	352	65

Dividend Policy

In order to qualify as a REIT, we are required to distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We anticipate distributing all of our taxable income. We expect to make quarterly distributions to our stockholders in a manner intended to satisfy this requirement. Prior to making any distributions for U.S. federal tax purposes or otherwise, we must first satisfy our operating and debt service obligations. It is possible that it would be necessary to utilize cash reserves, liquidate assets at unfavorable prices or incur additional indebtedness in order to make required distributions. It is also possible that our board of directors could decide to make required distributions in part by using shares of our common stock.

On May 3, 2017, our board of directors declared a dividend for the first quarter of 2017 in the amount of $0.25 per share of common stock and per common unit outstanding to stockholders and common unit holders of record as of the close of business on June 14, 2017.  Our board of directors also declared a dividend for the first quarter of 2017 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit.  Such dividends are to be paid on June 29, 2017.

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2017.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the operating expenses that are passed through to our tenants and by contractual rent increases. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flows

The following table sets forth a summary of cash flows for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
	(amounts in thousands)
Net cash (used in) provided by:
Operating activities	$10,725	$9,875
Investing activities	(44,530)	(34,211)
Financing activities	34,201	20,540

Operating Activities

The Company generated $10.7 million and $9.9 million of cash from operating activities during the three months ended March 31, 2017 and 2016, respectively. Net cash provided by operating activities for the three months ended March 31, 2017 includes a $13.1 million increase in net cash from rental activities net of expenses offset by $2.4 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash from operating activities for the three months ended March 31, 2016 includes $11.1 million in rental activities net of expenses offset by $1.3 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities.

Investing Activities

The Company used $44.5 million and $34.2 million in cash for investing activities during the three months ended March 31, 2017 and 2016, respectively. Net cash used in investing activities for the three months ended March 31, 2017 includes $37.0 million in real estate acquisitions related to the purchase of OSHA – Sandy and $7.0 million in deposits on acquisitions. Net cash used for investing activities for the three months ended March 31, 2016 includes $34.1 million in real estate acquisitions related to the purchase of ICE – Albuquerque.

Financing Activities

The Company generated $34.2 million and $20.5 million in cash from financing activities during the three months ended March 31, 2017 and 2016, respectively. Net cash provided by financing activities for the three months ended March 31, 2017 includes $100.0 million in term loan draws offset by $54.0 million in net credit facility pay downs, $11.0 million in dividends and $0.7 million in mortgage debt repayment. Net cash generated by financing activities for the three months ended March 31, 2016 includes $30.0 million in credit facility draws offset by $8.8 million in dividends and $0.7 million in mortgage debt repayment.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31,
	2017	2016
Net income	$1,350	$1,109
Depreciation and amortization	13,060	10,863
Funds From Operations	14,410	11,972
Adjustments to FFO:
Acquisition costs	532	333
Straight-line rent	(143)	(12)
Above-/below-market leases	(2,112)	(1,698)
Non-cash interest expense	230	195
Non-cash compensation	727	699
Funds from Operations, as Adjusted	$13,644	$11,489

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2017, $164.0 million, or 48.5% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $173.9 million, or 51.5% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.4 million annually.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of March 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1935 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During our last fiscal quarter, we completed the implementation of a new accounting and reporting system used to generate and distribute operational and financial data. However, the adoption of this new system has not materially affected, and is not reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Item 1.	Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

101*

The following materials from Easterly Government Properties, Inc.’s Quarterly Report on Form 10-Q for three months ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the related notes to these consolidated financial statements

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: May 9, 2017	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: May 9, 2017	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)