Form 10-Q
period 2017-06-30
Easterly Government Properties, Inc.
filed 2017-08-08
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, the registrant had 38,928,796 shares of common stock, par value $0.01 per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Real estate properties, net	$1,117,039	$901,066
Cash and cash equivalents	6,105	4,845
Restricted cash	3,559	1,646
Deposits on acquisitions	1,000	1,750
Rents receivable	8,284	8,544
Accounts receivable	6,746	5,823
Deferred financing, net	1,437	2,787
Intangible assets, net	127,127	113,795
Interest rate swaps	3,199	3,785
Prepaid expenses and other assets	3,120	1,422
Total assets	$1,277,616	$1,045,463
Liabilities
Revolving credit facility	68,000	212,167
Term loan facility, net	99,132	—
Notes payable, net	173,646	—
Mortgage notes payable, net	204,782	80,806
Intangible liabilities, net	38,175	41,840
Accounts payable and accrued liabilities	14,473	13,784
Total liabilities	598,208	348,597

Commitments and contingencies (Note 10)

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 38,305,101 and 36,874,810 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	383	369
Additional paid-in capital	619,668	596,971
Retained earnings	3,632	1,721
Cumulative dividends	(61,226)	(42,794)
Accumulated other comprehensive income	2,661	3,038
Total stockholders' equity	565,118	559,305
Non-controlling interest in Operating Partnership	114,290	137,561
Total equity	679,408	696,866
Total liabilities and equity	$1,277,616	$1,045,463

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenues
Rental income	$27,501	$22,291	$53,521	$44,027
Tenant reimbursements	2,974	2,476	6,602	4,631
Other income	128	154	367	234
Total revenues	30,603	24,921	60,490	48,892
Operating expenses
Property operating	5,837	5,085	12,186	9,418
Real estate taxes	2,979	2,332	5,714	4,700
Depreciation and amortization	13,462	11,074	26,522	21,937
Acquisition costs	456	346	988	679
Corporate general and administrative	3,142	3,052	6,586	6,088
Total expenses	25,876	21,889	51,996	42,822
Operating income	4,727	3,032	8,494	6,070
Other expenses
Interest expense, net	(3,714)	(1,995)	(6,131)	(3,924)
Net income	1,013	1,037	2,363	2,146
Non-controlling interest in Operating Partnership	(186)	(338)	(452)	(772)
Net income available to Easterly Government Properties, Inc.	$827	$699	$1,911	$1,374
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.02	$0.02	$0.05	$0.05
Diluted	$0.02	$0.02	$0.05	$0.05
Weighted-average common shares outstanding
Basic	37,408,603	27,484,075	37,151,527	25,812,893
Diluted	39,845,314	29,267,258	39,534,993	27,538,423
Dividends declared per common share	$0.25	$0.23	$0.49	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands, except share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income	$1,013	$1,037	$2,363	$2,146
Other comprehensive loss:
Unrealized loss on interest rate swaps	(694)	—	(586)	—
Other comprehensive loss:	(694)	—	(586)	—
Comprehensive income	319	1,037	1,777	2,146
Non-controlling interest in Operating Partnership	(186)	(338)	(452)	(772)
Other comprehensive loss attributable to non-controlling interest	221	—	209	—
Comprehensive income attributable to Easterly Government Properties, Inc.	$354	$699	$1,534	$1,374

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$2,363	$2,146
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,522	21,937
Straight line rent	(493)	33
Amortization of above- / below-market leases	(4,218)	(3,409)
Amortization of unearned revenue	(55)	(50)
Amortization of loan premium / discount	(42)	(43)
Amortization of deferred financing costs	516	432
Non-cash compensation	1,467	1,422
Net change in:
Rents receivable	787	(517)
Accounts receivable	(923)	(789)
Prepaid expenses and other assets	(1,698)	(449)
Accounts payable and accrued liabilities	318	329
Net cash provided by operating activities	24,544	21,042
Cash flows from investing activities
Real estate acquisitions and deposits	(249,492)	(129,796)
Additions to operating properties	(901)	(266)
Additions to development properties	(3,911)	—
Restricted cash	(1,913)	179
Net cash (used in) investing activities	(256,217)	(129,883)
Cash flows from financing activities
Payment of deferred financing costs	(3,225)	—
Issuance of common shares	1,886	84,943
Credit facility draws	108,000	53,750
Credit facility repayments	(252,167)	(10,000)
Term loan draws	100,000	—
Issuance of notes payable	175,000	—
Issuance of mortgage notes payable	127,500	—
Repayments of mortgage notes payable	(1,473)	(1,414)
Dividends and distributions paid	(22,564)	(19,001)
Payment of offering costs	(24)	(3,909)
Net cash provided by financing activities	232,933	104,369
Net increase (decrease) in cash and cash equivalents	1,260	(4,472)
Cash and cash equivalents, beginning of period	4,845	8,176
Cash and cash equivalents, end of period	$6,105	$3,704

 The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the six months ended June 30,
	2017	2016
Cash paid for interest	$5,271	$3,615
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$229	$87
Additions to development properties accrued, not paid	11	—
Financing costs accrued, not paid	173	—
Offering costs accrued, not paid	—	174
Unrealized loss on interest rate swaps	(586)	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(19,866)	$(88,674)
Common stock	13	58
Additional paid-in capital	19,853	88,616
Total	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements (unaudited)

1. Organization and Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2016, and related notes thereto, included in the Annual Report on Form 10-K of Easterly Government Properties, Inc. (which may be referred to in these financial statements as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2017.

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

We are an internally managed REIT, focused primarily on the acquisition, development, and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate substantially all of our revenue by leasing our properties to such agencies, either directly or through the U.S. General Services Administration (“GSA”). Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation.

As of June 30, 2017, we wholly owned 45 operating properties in the United States, including 42 operating properties that were leased primarily to U.S. Government tenant agencies and three operating properties that were entirely leased to private tenants, encompassing approximately 3.5 million square feet in the aggregate. In addition, we wholly owned two properties under development encompassing approximately 0.1 million square feet. We focus on acquiring, developing, and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

The Operating Partnership holds substantially all of our assets and conducts substantially all our business. The Company is the sole general partner of the Operating Partnership. The Company owned approximately 83.2% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at June 30, 2017. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015.

Principle of Consolidation

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2017, and the consolidated results of operations and the consolidated cash flows for the three and six months ended June 30, 2017 and 2016. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This amendment applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC (“Accounting Standards Codification”). In July 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

The Company will adopt ASU 2014-09 and the related updates subsequently issued by the FASB in January 2018 using one of two methods: retrospective restatement for each reporting period presented at the time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. The Company has not decided which method of adoption we will use.

The Company is continuing to evaluate ASU No. 2014-09, additional information about the Company’s revenue streams and other considerations are summarized below.

Rental income from real property – is derived from rental agreements, whereby 42 of the Company’s operating properties are leased primarily to the U.S. Government and three of the Company’s operating properties are entirely leased to private tenants. Rental income from real property is specifically excluded from ASU 2014-09.

Tenant reimbursements – is comprised of tenant reimbursements from real estate taxes, and certain other expenses, as well as tenant project reimbursements that consist primarily of subcontracted costs that are reimbursed to us by the tenant.

Other income – is comprised primarily of the management fee income associated with tenant project reimbursements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. As of June 30, 2017, the Company had a sublease for office space in Washington D.C. expiring in June 2021 and a lease for office space in San Diego, CA expiring in April 2022.  The remaining contractual payments under the Company’s lease and sublease for office space aggregate $2.1 million.  Additionally, ASU 2016-02 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease.  Under ASU 2016-02, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard permits the use of either the retrospective or modified retrospective transition method. The Company is in the process of evaluating the impact of this new guidance.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.”  This ASU also adds guidance for partial sales of nonfinancial assets.  ASU 2017-05 will be effective at the same time ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), is effective.  The Company is in the process of evaluating the impact of this new guidance.

3. Real Estate and Intangibles

During the six months ended June 30, 2017, we acquired two operating properties, OSHA – Sandy and VA – Loma Linda, in asset acquisitions for an aggregate purchase price of $249.6 million, of which VA – Loma Linda comprised $212.6 million. We allocated the purchase price of the acquisition based on the estimated fair values of the acquired assets and assumed liabilities as follows (dollars in thousands):

Total
Real estate
Land	$14,837
Building	208,004
Acquired tenant improvements	927
Total real estate	223,768
Intangible assets
In-place leases	17,676
Acquired leasing commissions	9,402
Total intangible assets	27,078
Intangible liabilities
Below-market leases	(1,255)
Total intangible liabilities	(1,255)
Purchase price	$249,591

We did not assume any debt upon acquisition of these properties.  The intangible assets and liabilities of operating properties acquired have a weighted average amortization period of 16.61 years as of June 30, 2017. During the six months ended June 30, 2017, we included $2.6 million of revenues and $1.0 million of net income in our consolidated statement of operations related to operating properties acquired.

During the six months ended June 30, 2017, we incurred $1.0 million of acquisition-related expenses including $0.8 million of internal costs associated with property acquisitions.

Pro Forma Financial Information

We did not have any business combinations during the six months ended June 30, 2017. As such, the unaudited pro forma financial information set forth below presents results for the six months ended June 30, 2016 as if the ICE – Albuquerque and NPS – Omaha acquisitions had occurred on January 1, 2015. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (dollars in thousands):

For the six months ended
Proforma (unaudited)	June 30, 2016
Total rental revenue	$49,940
Net income (loss) (1)	2,996

(1)	The net income for the six months ended June 30, 2016 excludes $0.7 million of property acquisition costs.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of June 30, 2017 (dollars in thousands):

Total
Real estate properties, net
Land	$127,660
Building	993,657
Acquired tenant improvements	40,863
Construction in progress	8,498
Accumulated amortization	(53,639)
Total Real estate properties, net	$1,117,039
Intangible assets, net
In-place leases	$140,338
Acquired leasing commissions	32,586
Above market leases	10,631
Accumulated amortization	(56,428)
Total Intangible assets, net	$127,127
Intangible liabilities, net
Below market leases	$(57,753)
Accumulated amortization	19,578
Total Intangible liabilities, net	$(38,175)

4. Debt

At June 30, 2017, our borrowings consisted of the following (dollars in thousands):

Loan	Principal Outstanding	Interest Rate (1)	Maturity Date
Revolving credit facility:
Senior unsecured revolving credit facility (2)	$68,000	L + 140bps	February 2019 (3)
Total revolving credit facility	68,000

Term loan facility:
Senior unsecured term loan facility	100,000	3.12% (4)	September 2023
Total term loan facility	100,000
Less: Total unamortized deferred financing fees	(868)
Total term loan facility, net	99,132

Notes payable:
Senior unsecured notes payable, series A	95,000	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	4.30%	May 2032
Total notes payable	175,000
Less: Total unamortized deferred financing fees	(1,354)
Total notes payable, net	173,646

Mortgage notes payable:
CBP - Savannah	14,562	3.40% (5)	July 2033
ICE - Charleston	20,369	4.21% (5)	January 2027
MEPCOM - Jacksonville	11,234	4.41% (5)	October 2025
USFS II - Albuquerque	17,044	4.46% (5)	July 2026
DEA - Pleasanton	15,700	L + 150bps (5)	October 2023
VA - Loma Linda	127,500	3.59%	July 2027
Total mortgage notes payable	206,409
Less: Total unamortized deferred financing fees	(2,045)
Less: Total unamortized premium/discount	418
Total mortgage notes payable, net	204,782

Total debt	545,560
(1)

At June 30, 2017, the one-month LIBOR (“L”) was 1.23%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company's senior unsecured revolving credit facility and senior unsecured term loan facility is based on the Company's consolidated leverage ratio, as defined in the respective loan agreements.

(2)	Available capacity of $332.0 million at June 30, 2017 with an accordion feature that provides additional capacity of $250.0 million, for a total facility size of not more than $650.0 million.
(3)	Credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)	Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100 million to effectively fix the interest rate at 3.12% annually.
(5)	Effective interest rates are as follows: CBP - Savannah 4.12%, ICE - Charleston 3.93% , MEPCOM - Jacksonville 3.89%, USFS II - Albuquerque 3.92%, DEA - Pleasanton 1.8%.

The table below sets forth the costs included in interest expense related to the Company's debt arrangements on the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Costs Included in Interest Expense	2017	2016	2017	2016
Amortization of deferred financing fees	$265	$216	$516	$432

On May 25, 2017, the Operating Partnership issued $175 million of fixed rate, senior unsecured notes (the “Notes) in a private placement pursuant to a purchase agreement among the Operating Partnership, the Company and the purchasers of the Notes (the “Purchase Agreement”). The Notes are unconditionally guaranteed by the Company and various subsidiaries of the Operating Partnership (the “Subsidiary Guarantors”).

Subject to the terms of the Purchase Agreement and the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, “make-whole” amount or interest under the Notes, and (ii) a default in the payment of certain other indebtedness of the Operating Partnership or of the Company or of the Subsidiary Guarantors, the principal and accrued and unpaid interest and the make-whole amount on the outstanding Notes will become due and payable at the option of the holders. The Purchase Agreement and Notes also contain various covenants (including, among others, financial covenants with respect to debt service coverage, consolidated net worth, fixed charges and consolidated leverage and covenants relating to liens). If the Operating Partnership or the Company breaches any of these covenants, the principal and accrued and unpaid interest and the make-whole amount on the outstanding Notes will become due and payable at the option of the holders.

The Operating Partnership may prepay at any time all, or from time to time any part of, the Notes, in the amount not less than 5% of the aggregate principal amount of the Notes then outstanding at (i) 100% of the principal amount so prepaid, together with accrued interest, and (ii) a make-whole amount that is calculated by discounting the value of the remaining scheduled interest payments that would otherwise be payable through the scheduled maturity date of the applicable Notes on the principal amount being prepaid. The Operating Partnership has the right to make tender offers and is required to make other prepayment offers under the terms set forth in the Purchase Agreement.

On June 28, 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, entered into a $127.5 million mortgage loan secured by VA – Loma Linda.

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of June 30, 2017 related to its senior unsecured revolving credit facility, senior unsecured term loan facility, senior unsecured notes payable and secured mortgage notes payable.

Fair Value of Debt

As of June 30, 2017, the carrying value of our senior unsecured revolving credit facility approximated fair value. In determining the fair value we considered the short term maturity, variable interest rate and credit spreads. We deem the fair value of our senior unsecured revolving credit facility as a Level 3 measurement.

As of June 30, 2017, the carrying value of our senior unsecured term loan facility approximated fair value. In determining the fair value we considered the variable interest rate and credit spreads. We deem the fair value of our senior unsecured term loan facility as a Level 3 measurement.

At June 30, 2017, the fair value of our notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our notes payable instruments as a Level 3 measurement. At June 30, 2017, the fair value of our notes payable was $177.9 million.

At June 30, 2017, the fair value of our mortgage debt was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage debt instruments as a Level 3 measurement. At June 30, 2017, the fair value of our mortgage debt was $205.2 million.

5. Derivatives and Hedging Activities

As of June 30, 2017, the Company had two outstanding forward-starting interest rate swaps with an aggregate notional value of $100.0 million that were designated as cash flow hedges. The forward swaps have an effective date of March 29, 2017 and extend until the maturity of our senior unsecured term loan facility on September 29, 2023. The forward swaps effectively fix the interest rate under our senior unsecured term loan facility at 3.12% annually based on the Company’s current consolidated leverage ratio and a variable interest rate of one-month LIBOR.

Cash Flow Hedges of Interest Rate Risk

As of June 30, 2017, our forward swaps were classified as an asset on our consolidated balance sheet at $3.2 million. The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s variable rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense.  For the six months ended June 30, 2017, the amount of unrealized loss recognized in accumulated other comprehensive income on interest rate swaps was $0.6 million and the amount of loss reclassified from accumulated other comprehensive income into interest expense was $0.1 million.  Additionally, during the six months ended June 30, 2017, there was no ineffectiveness.

The Company estimates that less than $0.1 million will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next 12 months.

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.  As of June 30, 2017, the Company did not have any derivatives in a net liability position.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates.   While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2017 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. For our disclosure of debt fair values in Note 4, we estimated the fair value of our unsecured senior revolving credit facility based on the short term maturity, variable interest rates and credit spreads (categorized within Level 3 of the fair value hierarchy), estimated the fair value of our senior unsecured term loan facility based on the variable interest rate and credit spreads (categorized within Level 3 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments included scheduled principal and interest payments.  Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgement.  Settlement at such fair value amounts may not be possible and may not be prudent management decision.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of June 30, 2017
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$3,199	$—

7. Equity

The following table summarizes the changes in our stockholders’ equity for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Total Equity
Six months ended June 30, 2017
Balance at December 31, 2016	36,874,810	$369	$596,971	$1,721	$(42,794)	$3,038	$137,561	$696,866
Stock based compensation		—	158	—	—	—	1,309	1,467
Dividends and distributions paid		—	—	—	(18,432)	—	(4,132)	(22,564)
Grant of unvested restricted stock	17,912	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	1,325,331	13	19,853	—	—	—	(19,866)	—
Issuance of common stock	87,048	1	1,861	—	—	—	—	1,862
Unrealized loss on interest rate swaps		—	—	—	—	(377)	(209)	(586)
Net income		—	—	1,911	—	—	452	2,363
Allocation of non-controlling interest in Operating Partnership		—	825	—	—	—	(825)	—
Balance at June 30, 2017	38,305,101	$383	$619,668	$3,632	$(61,226)	$2,661	$114,290	$679,408
Six months ended June 30, 2016
Balance at December 31, 2015	24,168,379	$241	$391,767	$(1,694)	$(13,051)	$—	$242,631	$619,894
Stock based compensation		—	145	—	—	—	1,277	1,422
Dividends and distributions paid		—	—	—	(12,806)	—	(6,195)	(19,001)
Grant of unvested restricted stock	16,128	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	5,745,028	58	88,616	—	—	—	(88,674)	—
Public offering	4,719,045	47	80,813	—	—	—	—	80,860
Net income		—	—	1,374	—	—	772	2,146
Allocation of non-controlling interest in Operating Partnership		—	(1,269)	—	—	—	1,269	—
Balance at June 30, 2016	34,648,580	$346	$560,072	$(320)	$(25,857)	$—	$151,080	$685,321

On March 8, 2017, the Company issued an aggregate of 2,692 shares of restricted common stock to certain employees pursuant to our 2015 Equity Incentive Plan. The restricted common stock grants will vest upon the second anniversary of the grant date so long as the grantee remains an employee of the Company on such date.

In connection with our 2017 annual meeting of stockholders, we issued an aggregate of 15,220 shares of restricted common stock to our non-employee directors pursuant to our 2015 Equity Incentive Plan. The restricted common stock grants will vest upon the earlier of the anniversary of the date of grant or the next annual stockholder meeting.

A summary of our shares of restricted common stock and long-term incentive plan units in the Operating Partnership (“LTIP units”) awards at June 30, 2017 is as follows:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share	LTIP Units	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2016	16,128	$18.60	926,000	$8.91
Vested	(16,128)	18.60	—	—
Granted	17,912	19.72	—	—
Forfeited	—	—	—	—
Outstanding, June 30, 2017	17,912	$19.72	926,000	$8.91

We recognized $1.5 million in compensation expense related to the restricted common stock and the LTIP unit awards for the six months ended June 30, 2017.  As of June 30, 2017, unrecognized compensation expense for both awards was $3.1 million, which will be amortized over the vesting period.

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

In connection with the liquidation of certain private investment funds that contributed assets in our initial public offering, we issued 1,325,331 shares of our common stock between January 1, 2017 and June 30, 2017 upon the redemption of 1,325,331 common units in accordance with the terms of the partnership agreement of the Operating Partnership.

On May 3, 2017, our board of directors declared a dividend for the first quarter of 2017 in the amount of $0.25 per share of common stock and per common unit outstanding to stockholders and common unit holders of record as of the close of business on June 14, 2017.  Our board of directors also declared a dividend for the first quarter of 2017 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit.  Such dividends were paid on June 29, 2017.

On August 2, 2017, our board of directors declared a dividend for the second quarter of 2017 in the amount of $0.25 per share of common stock and per common unit outstanding to stockholders and common unit holders of record as of the close of business on September 13, 2017.  Our board of directors also declared a dividend for the second quarter of 2017 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit.  Such dividends are to be paid on September 28, 2017.

On March 3, 2017, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. (collectively, the “managers”), pursuant to which we may issue and sell the shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through the managers, acting as sales agents and/or principals (the “ATM Program”). The sales of shares of our common stock under the equity distribution agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the three months ended June 30, 2017, we issued an aggregate of 87,048 shares of our common stock through the ATM Program, generating proceeds of approximately $1.9 million, net of offering costs. We used the proceeds for general corporate purposes. As of June 30, 2017, we had approximately $98.1 million of gross sales of our common stock available under the ATM Program.

8. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares, LTIP units and forward sales agreements shares are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three and six months ended June 30, 2017 and 2016 (amounts in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Numerator
Net income	$1,013	$1,037	$2,363	$2,146
Less: Non-controlling interest in Operating Partnership	(186)	(338)	(452)	(772)
Net income available to Easterly Government Properties, Inc.	827	699	1,911	1,374
Less: Dividends on participating securities	(28)	(25)	(54)	(51)
Net income available to common stockholders	$799	$674	$1,857	$1,323
Denominator for basic EPS	37,408,603	27,484,075	37,151,527	25,812,893
Dilutive effect of share-based compensation awards	8,191	11,629	6,992	12,753
Dilutive effect of LTIP units	1,873,429	1,638,738	1,856,030	1,625,785
Dilutive effect of forward sales agreements shares	555,091	132,816	520,444	86,992
Denominator for diluted EPS	39,845,314	29,267,258	39,534,993	27,538,423
Basic EPS	$0.02	$0.02	$0.05	$0.05
Diluted EPS	$0.02	$0.02	$0.05	$0.05

9. Operating Leases

Our rental properties are subject to generally non-cancelable operating leases generating future minimum contractual rent payments due from tenants. As of June 30, 2017, future non-cancelable minimum contractual rent payments are as follows (dollars in thousands):

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
Operating Leases
Minimum lease payments	$755,816	48,206	88,620	84,550	77,864	68,385	388,191

The Company’s consolidated operating properties were 100% occupied by 24 tenants at June 30, 2017.

For the six months ended June 30, 2017 we recognized $48.4 million in rental income attributable to base rent, $4.2 million in rental income attributable to the amortization of our above- and below-market leases and a straight-line adjustment of $0.5 million.

10. Commitments and Contingencies

We sublease 5,682 square feet of office space in Washington, D.C. under a sublease agreement with a commencement date of March 2016 and expiration date of June 2021.

We also lease 5,752 square feet of office space in San Diego, CA under an operating lease that commenced February 2015 and expires in April 2022.

For the six months ended June 30, 2017 rent expense incurred under the terms of the corporate office leases, was $0.2 million. Future minimum rental payments under the Company’s corporate office leases as of June 30, 2017 are summarized as follows (dollars in thousands):

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
Corporate office leases
Minimum lease payments	$2,079	225	462	479	496	352	65

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or nongovernmental tenants. At June 30, 2017, the U.S Government accounted for approximately 97.4% of rental income and non-governmental tenants accounted for the remaining approximately 2.6%.

Fourteen of our 45 operating properties are located in California, accounting for approximately 27.1% of our total rentable square feet and approximately 35.9% of our total annualized lease income as of June 30, 2017. In addition, we owned one property under development located in California. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

12. Subsequent Events

For its consolidated financial statements as of June 30, 2017, the Company evaluated subsequent events and noted no significant events.

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

We are an internally managed real estate investment trust, or REIT, focused primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate substantially all of our revenue by leasing our properties to such agencies, either directly or through the U.S. General Services Administration, or GSA. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation.

As of June 30, 2017, we wholly owned 45 operating properties in the United States, including 42 operating properties that were leased primarily to U.S. Government tenant agencies and three operating properties that were entirely leased to private tenants, encompassing approximately 3.5 million square feet in the aggregate. In addition, we wholly owned two properties under development encompassing approximately 0.1 million square feet. We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. As of June 30, 2017, we owned approximately 83.2% of the aggregate limited partnership interests in our operating partnership, or common units. We have elected to be taxed as a REIT and operate in a manner that we believe allows us to continue to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015.

Recent Acquisitions

On June 1, 2017, the Company acquired a 327,614 square foot Department of Veterans Affairs (VA) Ambulatory Care Center in Loma Linda, California. The building was constructed in 2016 and is 100% leased to the VA under a 20 year lease.

On May 31, 2017, the Company acquired property located in Lenexa, Kansas, which is currently under development to become a 52,870 square foot Food and Drug Administration (FDA) laboratory. The FDA - Lenexa laboratory will be leased to the GSA for a 20-year term, beginning upon completion of development of the property.

On February 3, 2017, the Company acquired a 75,000 square foot laboratory located in Sandy, Utah. The building was constructed in 2003 and is 100% leased to the GSA and occupied by the Occupational Safety and Health Administration (OSHA) under a 20 year lease. The lease includes two five-year renewal options with fixed rental increases that, if exercised, would carry the lease term to 2034.

Operating Properties

As of June 30, 2017, our 45 operating properties were 100% leased with a weighted average annualized lease income per leased square foot of $34.63 and a weighted average age of approximately 12.1 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our operating properties as of June 30, 2017 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036		327,614	$16,039,323	13.3%	$48.96
IRS - Fresno	Fresno, CA	O	2018		180,481	7,486,857	6.2%	41.48
PTO - Arlington	Arlington, VA	O	2019 / 2020	(3)	189,871	6,557,257	5.3%	34.54
FBI - San Antonio	San Antonio, TX	O	2021		148,584	5,040,098	4.2%	33.92
FBI - Omaha	Omaha, NE	O	2024		112,196	4,536,468	3.8%	40.43
EPA - Kansas City	Kansas City, KS	L	2023		71,979	3,852,671	3.2%	53.52
ICE - Charleston (4)	North Charleston, SC	O	2021 / 2027	(5)	86,733	3,685,906	3.0%	42.50
DOT - Lakewood	Lakewood, CO	O	2024		122,225	3,487,403	2.9%	28.53
USCIS - Lincoln	Lincoln, NE	O	2020		137,671	3,256,811	2.7%	23.66
AOC - El Centro (6)	El Centro, CA	C/O	2019		46,813	3,041,909	2.5%	64.98
FBI - Birmingham	Birmingham, AL	O	2020		96,278	3,022,473	2.5%	31.39
OSHA - Sandy	Sandy, UT	L	2024	(7)	75,000	2,988,675	2.5%	39.85
USFS II - Albuquerque	Albuquerque, NM	O	2026	(8)	98,720	2,795,974	2.3%	28.32
ICE - Albuquerque	Albuquerque, NM	O	2027		71,100	2,794,202	2.3%	39.30
DEA - Vista	Vista, CA	L	2020		54,119	2,761,077	2.3%	51.02
DEA - Pleasanton	Pleasanton, CA	L	2035		42,480	2,741,304	2.3%	64.53
USFS I - Albuquerque	Albuquerque, NM	O	2021	(8)	92,455	2,727,586	2.3%	29.50
FBI - Richmond	Richmond, VA	O	2021		96,607	2,722,195	2.3%	28.18
AOC - Del Rio (6)	Del Rio, TX	C/O	2024		89,880	2,662,523	2.2%	29.62
DEA - Dallas Lab	Dallas, TX	L	2021		49,723	2,395,557	2.0%	48.18
MEPCOM - Jacksonville	Jacksonville, FL	O	2025		30,000	2,179,704	1.8%	72.66
FBI - Little Rock	Little Rock, AR	O	2021		101,977	2,145,210	1.8%	21.04
CBP - Savannah	Savannah, GA	L	2033		35,000	2,114,245	1.7%	60.41
FBI - Albany	Albany, NY	O	2018		98,184	2,093,697	1.7%	21.32
DEA - Santa Ana	Santa Ana, CA	O	2024		39,905	2,073,724	1.7%	51.97
DOE - Lakewood	Lakewood, CO	O	2029		115,650	2,061,963	1.7%	17.83
DEA - Dallas	Dallas, TX	O	2021		71,827	1,808,587	1.5%	25.18
NPS - Omaha	Omaha, NE	O	2024		62,772	1,750,216	1.4%	27.88
CBP - Chula Vista	Chula Vista, CA	O	2018		59,397	1,708,702	1.4%	28.77
DEA - North Highlands	Sacramento, CA	O	2017		37,975	1,707,569	1.4%	44.97
ICE - Otay	San Diego, CA	O	2022 / 2026	(9)	52,881	1,700,148	1.4%	34.38
CBP - Sunburst	Sunburst, MT	O	2028		33,000	1,588,434	1.3%	48.13
USCG - Martinsburg	Martinsburg, WV	O	2027		59,547	1,574,367	1.3%	26.44
AOC - Aberdeen (6)	Aberdeen, MS	C/O	2025		46,979	1,459,277	1.2%	31.06
DEA - Birmingham(10)	Birmingham, AL	O	2020		35,616	1,392,369	1.2%	39.09
DEA - Albany	Albany, NY	O	2025		31,976	1,339,760	1.1%	41.90
DEA - Otay (11)	San Diego, CA	O	2017		32,560	1,303,953	1.1%	40.05
DEA - Riverside	Riverside, CA	O	2017		34,354	1,291,158	1.1%	37.58
AOC - South Bend (6)	South Bend, IN	C/O	2027		30,119	820,226	0.7%	27.23
SSA - Mission Viejo	Mission Viejo, CA	O	2020		11,590	535,274	0.4%	46.18
DEA - San Diego	San Diego, CA	W	2032		16,100	525,712	0.4%	32.65
SSA - San Diego	San Diego, CA	O	2032		10,856	442,291	0.4%	43.97
Subtotal					3,238,794	$118,212,855	97.8%	$36.55
Privately Leased
2650 SW 145th Avenue - Parbel of Florida	Miramar, FL	W/D	2018		81,721	1,668,372	1.4%	20.42
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	(12)	105,641	538,932	0.4%	5.10
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	(7)	70,078	521,472	0.4%	7.44
Subtotal					257,440	$2,728,776	2.2%	$10.60
Total / Weighted Average					3,496,234	$120,941,631	100.0%	$34.63
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing
(2)	The year of lease expiration does not include renewal options. All leases with renewal options are noted in the following footnotes to this table.
(3)	168,468 rentable square feet leased to the PTO will expire on March 31, 2019, and 21,403 rentable square feet leased to the PTO will expire on January 7, 2020.
(4)	This property is only partially leased to the U.S. Government. We Are Sharing Hope SC (formerly known as LifePoint, Inc.) occupies 21,609 rentable square feet.
(5)	21,609 rentable square feet leased to We Are Sharing Hope SC will expire on September 30, 2021, and 65,124 rentable square feet leased to ICE will expire on January 31, 2027.

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

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties (approximately 14.5 years as of June 30, 2017), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of June 30, 2017.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percent of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2017	3	104,889	3.0%	$4,302,680	3.6%	$41.02
2018	4	419,783	12.0%	12,957,628	10.7%	30.87
2019	2	215,281	6.1%	8,828,567	7.3%	41.01
2020	7	356,677	10.2%	11,738,603	9.7%	32.91
2021	7	582,782	16.7%	17,375,438	14.4%	29.81
2022	2	47,919	1.4%	1,647,063	1.4%	34.37
2023	2	177,620	5.1%	4,391,603	3.6%	24.72
2024	6	501,978	14.4%	17,499,009	14.5%	34.86
2025	3	108,955	3.1%	4,978,741	4.1%	45.70
2026	2	100,258	2.9%	2,849,059	2.4%	28.42
Thereafter	11	875,871	25.1%	34,373,240	28.3%	39.24
Total / Weighted Average	49	3,492,013	100.0%	$120,941,631	100.0%	$34.63
(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of June 30, 2017, four tenants occupying approximately 12.9% of our rentable square feet and contributing approximately 11.8% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2017 and 2016

The financial information presented below summarizes the results of operations of the Company for the three months ended June 30, 2017 and 2016 (dollars in thousands).

	For the three months ended June 30,
	2017	2016	Change
Revenues
Rental income	$27,501	$22,291	$5,210
Tenant reimbursements	2,974	2,476	498
Other income	128	154	(26)
Total revenues	30,603	24,921	5,682
Operating Expenses
Property operating	5,837	5,085	752
Real estate taxes	2,979	2,332	647
Depreciation and amortization	13,462	11,074	2,388
Acquisition costs	456	346	110
Corporate general and administrative	3,142	3,052	90
Total expenses	25,876	21,889	3,987
Operating income	4,727	3,032	1,695
Other expenses
Interest expense	(3,714)	(1,995)	(1,719)
Net income	$1,013	$1,037	$(24)

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenue increased by $5.7 million to $30.6 million for the three months ended June 30, 2017 compared to $24.9 million for the three months ended June 30, 2016. The increase was primarily attributable to an additional $5.5 million of revenue from the seven operating properties acquired since June 30, 2016 as well as a full quarter of operations from the NPS-Omaha acquisition made during the three months ended June 30, 2016.

Operating Expenses

Total expenses increased by $4.0 million to $25.9 million for the three months ended June 30, 2017 compared to $21.9 million for the three months ended June 30, 2016. $3.9 million of the increase to our property operating expenses, real estate taxes, and depreciation and amortization is primarily attributable to the seven operating properties acquired since June 30, 2016 as well as a full quarter of operations from the NPS-Omaha acquisition made during the three months ended June 30, 2016.

Interest Expense

Interest expense increased $1.7 million to $3.7 million for three months ended June 30, 2017 compared to $2.0 million for the three months ended June 30, 2016.

This increase is primarily due to a $1.6 million increase associated with the issuance of the senior unsecured notes and a full quarter of interest expense attributable to our $100 million senior unsecured term loan facility and interest rate swap.  Additionally, there was a $0.1 million increase in interest expense attributable to an increase in the weighted average interest rate of 2.41% for the three months ended June 30, 2017 compared to 1.84% for the three months ended June 30, 2016 on our senior unsecured revolving credit facility offset by a decrease in the weighted average borrowings under our senior unsecured revolving credit facility from $193.9 million to $170.0 million quarter over quarter.

Comparison of Results of Operations for the Six Months Ended June 30, 2017 and 2016

The financial information presented below summarizes the results of operations of the Company for the six months ended June 30, 2017 and 2016 (dollars in thousands).

	For the six months ended June 30,
	2017	2016	Change
Revenues
Rental income	$53,521	$44,027	$9,494
Tenant reimbursements	6,602	4,631	1,971
Other income	367	234	133
Total revenues	60,490	48,892	11,598
Operating Expenses
Property operating	12,186	9,418	2,768
Real estate taxes	5,714	4,700	1,014
Depreciation and amortization	26,522	21,937	4,585
Acquisition costs	988	679	309
Corporate general and administrative	6,586	6,088	498
Total expenses	51,996	42,822	9,174
Operating income	8,494	6,070	2,424
Other (expenses) / income
Interest expense	(6,131)	(3,924)	(2,207)
Net income (loss)	$2,363	$2,146	$217

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenue increased by $11.6 million to $60.5 million for the six months ended June 30, 2017 compared to $48.9 million for the six months ended June 30, 2016. The increase was primarily attributable to an additional $10.0 million of revenue from the seven operating properties acquired since June 30, 2016 as well as a full quarter of operations from the two operating properties acquired during the six months ended June 30, 2016, and a $1.1 million increase in tenant project reimbursements and the associated project management income.

Operating Expenses

Total expenses increased by $9.2 million to $52.0 million for the six months ended June 30, 2017 compared to $42.8 million for the six months ended June 30, 2016. $7.2 million of the increase is attributable to our property operating expenses, real estate taxes, and depreciation and amortization associated with the seven operating properties acquired since June 30, 2016 as well as a full quarter of operations from the two operating properties acquired during the six months ended June 30, 2016, and a $0.9 million increase in expenses associated with projects and other services that were fully reimbursed by the tenant. Additionally, acquisition costs increased $0.3 million due to an increase in internal employee costs offset by the capitalization of costs associated with probable acquisitions during the six months ended June 30, 2017 due to the adoption of ASU 2017-01 as of January 1, 2017.  Corporate general and administrative costs also increased by $0.5 million due to an increase in employee costs.

Interest Expense

Interest expense increased $2.2 million to $6.1 million for six months ended June 30, 2017 compared to $3.9 million for the six months ended June 30, 2016.

This increase is primarily due to an increase of $1.7 million associated with the issuance of the $100 million senior unsecured term loan facility and interest rate swap, and the issuance of the senior unsecured notes subsequent to the six months ended June 30, 2016.   Additionally, there was an $0.5 million increase in interest expense attributable to the weighted average borrowings from $183.3 million to $200.1 million of our senior unsecured revolving credit facility year over year and an increase in weighted average interest rate of 2.28% for the six months ended June 30, 2017 compared to 1.84% for the six months ended June 30, 2016.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated liquidity needs, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At June 30, 2017, we had $6.1 million available in cash and cash equivalents and there was $332.0 million available under our senior unsecured revolving credit facility.

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

ATM Program

On March 3, 2017, we entered into equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., whom we refer to collectively as, the managers, pursuant to which we may issue and sell the shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through the managers, acting as sales agents and/or principals, which we refer to as our ATM program. The sales of shares of our common stock, under the equity distribution agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the three months ended June 30, 2017, we issued an aggregate of 87,048 shares of our common stock through our ATM program, generating proceeds of approximately $1.9 million, net of offering costs. We used the proceeds for general corporate purposes. As of June 30, 2017, we had approximately $98.1 million of gross sales of our common stock available under on our ATM program.

Debt

At June 30, 2017, our borrowings consisted of the following (dollars in thousands):

Loan	Principal Outstanding	Interest Rate (1)	Maturity Date
Revolving credit facility:
Senior unsecured revolving credit facility (2)	$68,000	L + 140bps	February 2019 (3)
Total revolving credit facility	68,000

Term loan facility:
Senior unsecured term loan facility	100,000	3.12% (4)	September 2023
Total term loan facility	100,000
Less: Total unamortized deferred financing fees	(868)
Total term loan facility, net	99,132

Notes payable:
Senior unsecured notes payable, series A	95,000	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	4.30%	May 2032
Total notes payable	175,000
Less: Total unamortized deferred financing fees	(1,354)
Total notes payable, net	173,646

Mortgage notes payable:
CBP - Savannah	14,562	3.40% (5)	July 2033
ICE - Charleston	20,369	4.21% (5)	January 2027
MEPCOM - Jacksonville	11,234	4.41% (5)	October 2025
USFS II - Albuquerque	17,044	4.46% (5)	July 2026
DEA - Pleasanton	15,700	L + 150bps (5)	October 2023
VA - Loma Linda	127,500	3.59%	July 2027
Total mortgage notes payable	206,409
Less: Total unamortized deferred financing fees	(2,045)
Less: Total unamortized premium/discount	418
Total mortgage notes payable, net	204,782

Total debt	545,560
(1)

At June 30, 2017, the one-month LIBOR (“L”) was 1.23%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company's senior unsecured revolving credit facility and senior unsecured term loan facility is based on the Company's consolidated leverage ratio, as defined in the respective loan agreements.

(2)	Available capacity of $332.0 million at June 30, 2017 with an accordion feature that provides additional capacity of $250.0 million, for a total facility size of not more than $650.0 million.
(3)	Credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)	Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100 million to effectively fix the interest rate at 3.12% annually.
(5)	Effective interest rates are as follows: CBP - Savannah 4.12%, ICE - Charleston 3.93% , MEPCOM - Jacksonville 3.89%, USFS II - Albuquerque 3.92%, DEA - Pleasanton 1.8%.

On May 25, 2017, the Operating Partnership issued $175 million of fixed rate, senior unsecured notes, which we refer to as the Notes, in a private placement pursuant to a purchase agreement among the Operating Partnership, the Company and the purchasers of the Notes, which we refer to as the Purchase Agreement. The Notes are unconditionally guaranteed by the Company and various subsidiaries of the Operating Partnership, or the Subsidiary Guarantors.

Subject to the terms of the Purchase Agreement and the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, “make-whole” amount or interest under the Notes, and (ii) a default in the payment of certain other indebtedness of the Operating Partnership or of the Company or of the Subsidiary Guarantors, the principal and accrued and unpaid interest and the make-whole amount on the outstanding Notes will become due and payable at the option of the holders. The Purchase Agreement and Notes also contain various covenants (including, among others, financial covenants with respect to debt service coverage, consolidated net worth, fixed charges and consolidated leverage and covenants relating to liens). If the Operating Partnership or the Company breaches any of these covenants, the principal and accrued and unpaid interest and the make-whole amount on the outstanding Notes will become due and payable at the option of the holders.

The Operating Partnership may prepay at any time all, or from time to time any part of, the Notes, in the amount not less than 5% of the aggregate principal amount of the Notes then outstanding at (i) 100% of the principal amount so prepaid, together with accrued interest, and (ii) a make-whole amount that is calculated by discounting the value of the remaining scheduled interest payments that would otherwise be payable through the scheduled maturity date of the applicable Notes on the principal amount being prepaid. The Operating Partnership has the right to make tender offers and is required to make other prepayment offers under the terms set forth in the Purchase Agreement.

On June 28, 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, entered into a $127.5 million mortgage loan secured by VA – Loma Linda.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2017, we were in compliance with the applicable financial covenants.

The chart below details our debt capital structure as of June 30, 2017 (dollars in thousands):

Debt Capital Structure	June 30, 2017
Total principal outstanding	$549,409
Weighted average maturity	8.7 years
Weighted average interest rate	3.6%
% Variable debt (1)	15.2%
% Fixed debt (1)	84.8%
% Secured debt	37.6%
(1)	Our senior unsecured term loan facility is swapped to be fixed and as such is included as fixed rate debt in the table above.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2017 (dollars in thousands):

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
Mortgage principal and interest	$272,420	5,240	10,481	10,481	10,512	11,024	224,682
Senior unsecured revolving credit facility principal and interest	72,530	1,404	2,808	68,318	—	—	—
Senior unsecured term loan facility principal and interest	119,577	1,568	3,135	3,135	3,135	3,135	105,469
Senior unsecured notes payable principal and interest	257,009	3,606	7,213	7,213	7,213	7,213	224,551
Corporate office leases	2,079	225	462	479	496	352	65

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

On May 3, 2017, our board of directors declared a dividend for the first quarter of 2017 in the amount of $0.25 per share of common stock and per common unit outstanding to stockholders and common unit holders of record as of the close of business on

June 14, 2017.  Our board of directors also declared a dividend for the first quarter of 2017 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit.  Such dividends were paid on June 29, 2017.

On August 2, 2017, our board of directors declared a dividend for the first quarter of 2017 in the amount of $0.25 per share of common stock and per common unit outstanding to stockholders and common unit holders of record as of the close of business on September 13, 2017.  Our board of directors also declared a dividend for the first quarter of 2017 for each LTIP unit in an amount equal to 10% of the dividend paid per common unit.  Such dividends are to be paid on September 28, 2017.

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2017.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the operating expenses that are passed through to our tenants and by contractual rent increases. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flows

The following table sets forth a summary of cash flows for the six months ended June 30, 2017 and 2016:

	For the six months ended June 30,
	2017	2016
	(amounts in thousands)
Net cash (used in) provided by:
Operating activities	$24,544	$21,042
Investing activities	(256,217)	(129,883)
Financing activities	232,933	104,369

Operating Activities

The Company generated $24.5 million and $21.0 million of cash from operating activities during the six months ended June 30, 2017 and 2016, respectively. Net cash provided by operating activities for the six months ended June 30, 2017 includes a $26.1 million increase in net cash from rental activities net of expenses offset by $1.5 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash from operating activities for the six months ended June 30, 2016 includes $22.5 million in rental activities net of expenses offset by $1.4 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities.

Investing Activities

The Company used $256.2 million and $129.9 million in cash for investing activities during the six months ended June 30, 2017 and 2016, respectively. Net cash used in investing activities for the six months ended June 30, 2017 includes $253.7 million in real estate acquisitions related to the purchase of OSHA – Sandy, VA – Loma Linda and FDA – Lenexa. Net cash used for investing activities for the six months ended June 30, 2016 primarily includes $77.8 million in deposits on acquisitions and $52.0 million in real estate acquisitions related to the purchase of ICE – Albuquerque and NPS – Omaha.

Financing Activities

The Company generated $232.9 million and $104.4 million in cash from financing activities during the six months ended June 30, 2017 and 2016, respectively. Net cash provided by financing activities for the six months ended June 30, 2017 includes $100.0 million in draws under our senior unsecured term loan facility, $175.0 million in proceeds from the issuance of senior unsecured notes, $127.5 million in mortgage notes and $1.9 million in gross proceeds from our ATM program, offset by $144.2 million in net pay downs under our senior unsecured revolving credit facility, $22.6 million in dividends, $3.2 million in payment of deferred financing costs and $1.5 million in mortgage debt repayment. Net cash generated by financing activities for the six months ended June 30, 2016 includes $84.9 million in proceeds from the issuance of shares of our common stock and $43.8 million in draws under our senior unsecured revolving credit facility offset by $19.0 million in dividends, $3.9 million in offering costs and $1.4 million in mortgage debt repayment.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income	$1,013	$1,037	$2,363	$2,146
Depreciation and amortization	13,462	11,074	26,522	21,937
Funds From Operations	14,475	12,111	28,885	24,083
Adjustments to FFO:
Acquisition costs	456	346	988	679
Straight-line rent	(350)	45	(493)	33
Above-/below-market leases	(2,106)	(1,711)	(4,218)	(3,409)
Non-cash interest expense	244	194	474	389
Non-cash compensation	740	723	1,467	1,422
Funds from Operations, as Adjusted	$13,459	$11,708	$27,103	$23,197

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of June 30, 2017, $465.7 million, or 84.8% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $83.7 million, or 15.2% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.2 million annually.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of June 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1935 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following materials from Easterly Government Properties, Inc.’s Quarterly Report on Form 10-Q for six months ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the related notes to these consolidated financial statements

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: August 8, 2017	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: August 8, 2017	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)