Form 10-Q
period 2017-09-30
Easterly Government Properties, Inc.
filed 2017-11-07
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, the registrant had 43,873,796 shares of common stock, par value $0.01 per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	September 30, 2017	December 31, 2016
Assets
Real estate properties, net	$1,195,618	$901,066
Cash and cash equivalents	6,551	4,845
Restricted cash	3,866	1,646
Deposits on acquisitions	1,100	1,750
Rents receivable	9,664	8,544
Accounts receivable	7,532	5,823
Deferred financing, net	1,158	2,787
Intangible assets, net	131,408	113,795
Interest rate swaps	3,088	3,785
Prepaid expenses and other assets	8,050	1,422
Total assets	$1,368,035	$1,045,463
Liabilities
Revolving credit facility	59,250	212,167
Term loan facility, net	99,167	—
Notes payable, net	173,676	—
Mortgage notes payable, net	203,999	80,806
Intangible liabilities, net	40,866	41,840
Accounts payable and accrued liabilities	21,946	13,784
Total liabilities	598,904	348,597

Commitments and contingencies (Note 10)

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 43,873,796 and 36,874,810 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	439	369
Additional paid-in capital	718,880	596,971
Retained earnings	4,414	1,721
Cumulative dividends	(72,195)	(42,794)
Accumulated other comprehensive income	2,627	3,038
Total stockholders' equity	654,165	559,305
Non-controlling interest in Operating Partnership	114,966	137,561
Total equity	769,131	696,866
Total liabilities and equity	$1,368,035	$1,045,463

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues
Rental income	$30,079	$24,493	$83,600	$68,520
Tenant reimbursements	3,554	2,385	10,156	7,016
Other income	225	97	592	331
Total revenues	33,858	26,975	94,348	75,867
Operating expenses
Property operating	6,718	5,308	18,904	14,726
Real estate taxes	3,452	2,533	9,166	7,233
Depreciation and amortization	14,141	12,237	40,663	34,174
Acquisition costs	206	660	1,194	1,339
Corporate general and administrative	2,920	3,066	9,506	9,154
Total expenses	27,437	23,804	79,433	66,626
Operating income	6,421	3,171	14,915	9,241
Other expenses
Interest expense, net	(5,495)	(2,043)	(11,626)	(5,967)
Net income	926	1,128	3,289	3,274
Non-controlling interest in Operating Partnership	(144)	(233)	(596)	(1,005)
Net income available to Easterly Government Properties, Inc.	$782	$895	$2,693	$2,269
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.02	$0.02	$0.07	$0.08
Diluted	$0.02	$0.02	$0.07	$0.07
Weighted-average common shares outstanding
Basic	39,962,471	34,967,482	38,098,805	28,886,697
Diluted	41,903,977	36,904,564	40,012,282	30,722,389
Dividends declared per common share	$0.25	$0.23	$0.74	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands, except share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income	$926	$1,128	$3,289	$3,274
Other comprehensive loss:
Unrealized loss on interest rate swaps	(111)	—	(697)	—
Other comprehensive loss:	(111)	—	(697)	—
Comprehensive income	815	1,128	2,592	3,274
Non-controlling interest in Operating Partnership	(144)	(233)	(596)	(1,005)
Other comprehensive loss attributable to non-controlling interest	77	—	286	—
Comprehensive income attributable to Easterly Government Properties, Inc.	$748	$895	$2,282	$2,269

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$3,289	$3,274
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	40,663	34,174
Straight line rent	(1,376)	(17)
Amortization of above- / below-market leases	(6,283)	(5,225)
Amortization of unearned revenue	(82)	(77)
Amortization of loan premium / discount	(64)	(64)
Amortization of deferred financing costs	848	649
Non-cash compensation	2,215	2,164
Net change in:
Rents receivable	265	(940)
Accounts receivable	(1,709)	(1,216)
Prepaid expenses and other assets	(1,632)	(336)
Accounts payable and accrued liabilities	6,690	3,840
Net cash provided by operating activities	42,824	36,226
Cash flows from investing activities
Real estate acquisitions and deposits	(342,566)	(140,403)
Additions to operating properties	(2,221)	(664)
Additions to development properties	(5,560)	(145)
Restricted cash	(2,220)	304
Net cash (used in) investing activities	(352,567)	(140,908)
Cash flows from financing activities
Payment of deferred financing costs	(3,398)	(848)
Issuance of common shares	107,190	84,943
Credit facility draws	108,000	73,250
Credit facility repayments	(260,917)	(21,000)
Term loan draws	100,000	—
Issuance of notes payable	175,000	—
Issuance of mortgage notes payable	127,500	—
Repayments of mortgage notes payable	(2,221)	(2,131)
Dividends and distributions paid	(35,483)	(29,245)
Payment of offering costs	(4,222)	(4,105)
Net cash provided by financing activities	311,449	100,864
Net increase (decrease) in cash and cash equivalents	1,706	(3,818)
Cash and cash equivalents, beginning of period	4,845	8,176
Cash and cash equivalents, end of period	$6,551	$4,358

 The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the nine months ended September 30,
	2017	2016
Cash paid for interest	$8,456	$5,531
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$819	$174
Additions to development properties accrued, not paid	719	18
Financing costs accrued, not paid	—	78
Offering costs accrued, not paid	27	—
Unrealized loss on interest rate swaps	(697)	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(20,401)	$(96,578)
Common stock	14	64
Additional paid-in capital	20,387	96,514
Total	$—	$—

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

As of September 30, 2017, we wholly owned 46 operating properties in the United States, including 43 operating properties that were leased primarily to U.S. Government tenant agencies and three operating properties that were entirely leased to private tenants, encompassing approximately 3.7 million square feet in the aggregate. In addition, we wholly owned two properties under development encompassing approximately 0.1 million square feet. We focus on acquiring, developing, and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

The Operating Partnership holds substantially all of our assets and conducts substantially all our business. The Company is the sole general partner of the Operating Partnership. The Company owned approximately 85.1% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at September 30, 2017. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2017, and the consolidated results of operations for the three and nine months ended September 30, 2017 and 2016 and the consolidated cash flows for the nine months ended September 30, 2017 and 2016. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Recently Adopted Accounting Pronouncements

On January 1, 2017, the Company adopted ASU 2017-01, Business Combinations (Topic 805), which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. As a result, the Company believes most of our future acquisitions of operating properties will qualify as asset acquisitions and third-party transaction costs associated with these acquisitions will be capitalized while internal acquisition costs will continue to be expensed.

On January 1, 2017, the Company adopted ASU No. 2016-09, Compensation – Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The implementation of this update did not have a material impact on our consolidated financial statements.

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

The Company expects to adopt ASU 2014-09 using the modified retrospective approach. The Company has evaluated the impact of this new guidance and does not expect the adoption of this guidance to be material to its financial results. Additional information about the Company’s revenue streams and other considerations are summarized below.

Rental income from real property – is derived from rental agreements, whereby 43 of the Company’s operating properties are leased primarily to the U.S. Government and three of the Company’s operating properties are entirely leased to private tenants. Rental income from real property is specifically excluded from ASU 2014-09.

Tenant reimbursements – is comprised of tenant reimbursements for real estate taxes, and certain other expenses, as well as tenant construction project reimbursements that consist primarily of subcontracted costs that are reimbursed to us by the tenant. Reimbursements from real estate taxes and certain other expenses are not included within the scope of ASU 2014-09. After adoption of ASU 2014-09, we believe that we will account for tenant construction project reimbursement arrangements using the percentage of completion method, which is the method we have used historically.

Other income – is comprised primarily of the management fee income associated with tenant construction project reimbursements. After adoption of ASU 2014-09 we believe that we will account for the management fee associated with tenant construction project reimbursements using the percentage of completion method, which is the method we have used historically.

Once the new guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases (discussed below) goes into effect, we believe that the new revenue standard may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components, even when the revenue for such activities is not separately stipulated in the lease. In that case, then revenue from these items previously recognized on a straight-line basis under current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern could be different. The Company is currently in the process of evaluating the significance of the difference in the recognition pattern that would result from this change.

The Company is continuing to evaluate the disclosure requirements in the guidance and has not determined the impact on the footnote disclosures to its consolidated financial statements.

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

As of September 30, 2017, the Company had a sublease for office space in Washington D.C. expiring in June 2021 and a lease for office space in San Diego, CA expiring in April 2022.  The remaining contractual payments under the Company’s lease and sublease for office space aggregate $2.0 million.

The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  As discussed in further detail above, in connection with the new revenue guidance, we believe that the new revenue standard may apply to executory costs and other components of revenue deemed to be non-lease components, even when the revenue for such activities is not separately stipulated in the lease. In that case, we would need to separate the lease components of revenue due under leases from the non-lease components. Under the new guidance, we would continue to recognize the lease components of lease revenue on a straight-line basis over our respective lease terms as we do under prior guidance. However, we would recognize the non-lease components under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern could be different. The Company is currently in the process of evaluating the significance of the difference in the recognition pattern that would result from this change.

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

ASU No. 2016-02 is effective for reporting periods beginning January 1, 2019, with modified retrospective application for each reporting period presented at the time of adoption. Early adoption is also permitted for this guidance. The Company is in the process of evaluating the impact of this new guidance.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of either adopting the new standard early using a modified retrospective transition method in any interim period after issuance of the update, or alternatively adopting the new standard for fiscal years beginning after December 15, 2018. This adoption method may require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. While the Company continues to assess all potential impacts of the standard, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

3. Real Estate and Intangibles

During the nine months ended September 30, 2017, we acquired three operating properties, OSHA – Sandy, VA – Loma Linda and FBI – Salt Lake in asset acquisitions for an aggregate purchase price of $337.6 million, of which VA – Loma Linda comprised $212.6 million. We allocated the purchase price of the acquisition based on the estimated fair values of the acquired assets and assumed liabilities as follows (dollars in thousands):

Total
Real estate
Land	$16,886
Building	281,195
Acquired tenant improvements	7,690
Total real estate	305,771
Intangible assets
In-place leases	25,748
Acquired leasing commissions	12,403
Total intangible assets	38,151
Intangible liabilities
Below-market leases	(6,357)
Total intangible liabilities	(6,357)
Purchase price	$337,565

We did not assume any debt upon acquisition of these properties.  The intangible assets and liabilities of operating properties acquired during the nine months ended September 30, 2017 have a weighted average amortization period of 15.91 years as of September 30, 2017. During the nine months ended September 30, 2017, we included $7.5 million of revenues and $1.7 million of net income in our consolidated statement of operations related to operating properties acquired.

During the nine months ended September 30, 2017, we incurred $1.2 million of acquisition-related expenses including $1.0 million of internal costs associated with property acquisitions.

Pro Forma Financial Information

We did not have any business combinations during the nine months ended September 30, 2017. As such, the unaudited pro forma financial information set forth below presents results for the nine months ended September 30, 2016 as if the ICE – Albuquerque, NPS – Omaha, DEA – Birmingham, FBI – Birmingham and EPA – Kansas City acquisitions had occurred on January 1, 2015. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results (dollars in thousands):

For the nine months ended
Proforma (unaudited)	September 30, 2016
Total rental revenue	$81,197
Net income (loss) (1)	5,219

(1)	The net income for the nine months ended September 30, 2016 excludes $1.3 million of property acquisition costs.

In addition to the above operating property acquisitions, we acquired one property which is currently under development, FDA – Lenexa, during the nine months ended September 30, 2017.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of September 30, 2017 (dollars in thousands):

Total
Real estate properties, net
Land	$129,709
Building	1,068,758
Acquired tenant improvements	47,626
Construction in progress	10,855
Accumulated amortization	(61,330)
Total Real estate properties, net	$1,195,618
Intangible assets, net
In-place leases	$148,409
Acquired leasing commissions	35,587
Above market leases	10,631
Accumulated amortization	(63,219)
Total Intangible assets, net	$131,408
Intangible liabilities, net
Below market leases	$(62,855)
Accumulated amortization	21,989
Total Intangible liabilities, net	$(40,866)

4. Debt

At September 30, 2017, our borrowings consisted of the following (dollars in thousands):

Loan	Principal Outstanding	Interest Rate (1)	Maturity Date
Revolving credit facility:
Senior unsecured revolving credit facility (2)	$59,250	L + 150bps	February 2019 (3)
Total revolving credit facility	59,250

Term loan facility:
Senior unsecured term loan facility	100,000	3.17% (4)	September 2023
Total term loan facility	100,000
Less: Total unamortized deferred financing fees	(833)
Total term loan facility, net	99,167

Notes payable:
Senior unsecured notes payable, series A	95,000	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	4.30%	May 2032
Total notes payable	175,000
Less: Total unamortized deferred financing fees	(1,324)
Total notes payable, net	173,676

Mortgage notes payable:
CBP - Savannah	14,388	3.40% (5)	July 2033
ICE - Charleston	20,088	4.21% (5)	January 2027
MEPCOM - Jacksonville	11,016	4.41% (5)	October 2025
USFS II - Albuquerque	16,969	4.46% (5)	July 2026
DEA - Pleasanton	15,700	L + 150bps (5)	October 2023
VA - Loma Linda	127,500	3.59%	July 2027
Total mortgage notes payable	205,661
Less: Total unamortized deferred financing fees	(2,059)
Less: Total unamortized premium/discount	397
Total mortgage notes payable, net	203,999

Total debt	536,092
(1)

At September 30, 2017, the one-month LIBOR (“L”) was 1.23%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company's senior unsecured revolving credit facility and senior unsecured term loan facility is based on the Company's consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Available capacity of $340.7 million at September 30, 2017 with an accordion feature that provides additional capacity of up to $250.0 million, for a total facility size of not more than $650.0 million.

(3)	Our senior unsecured revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 3.17% annually, based on the Company’s consolidated leverage ratio, as defined in the senior unsecured term loan facility agreement.

(5)	Effective interest rates are as follows: CBP - Savannah 4.12%, ICE - Charleston 3.93%, MEPCOM - Jacksonville 3.89%, USFS II - Albuquerque 3.92%, DEA - Pleasanton 1.8%.

The table below sets forth the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Costs Included in Interest Expense	2017	2016	2017	2016
Amortization of deferred financing fees	$332	$217	$848	$649

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

Subject to the terms of the Purchase Agreement and the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, “make-whole” amount or interest under the Notes, and (ii) a default in the payment of certain other indebtedness of the Operating Partnership or of the Company or of the Subsidiary Guarantors, the principal and accrued and unpaid interest and the make-whole amount on the outstanding Notes will become due and payable at the option of the holders. The Purchase Agreement and the Notes also contain various covenants, including, among others, financial covenants with respect to debt service coverage, consolidated net worth, fixed charges and consolidated leverage and covenants relating to liens. If the Operating Partnership or the Company breaches any of these covenants, the principal and accrued and unpaid interest and the make-whole amount on the outstanding Notes will become due and payable at the option of the holders.

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

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of September 30, 2017 related to its senior unsecured revolving credit facility, senior unsecured term loan facility, senior unsecured notes payable and secured mortgage notes payable.

Fair Value of Debt

As of September 30, 2017, the carrying value of our senior unsecured revolving credit facility approximated fair value. In determining the fair value we considered the short term maturity, variable interest rate and credit spreads. We deem the fair value of our senior unsecured revolving credit facility as a Level 3 measurement.

As of September 30, 2017, the carrying value of our senior unsecured term loan facility approximated fair value. In determining the fair value we considered the variable interest rate and credit spreads. We deem the fair value of our senior unsecured term loan facility as a Level 3 measurement.

At September 30, 2017, the fair value of our notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our notes payable instruments as a Level 3 measurement. At September 30, 2017, the fair value of our notes payable was $178.3 million.

At September 30, 2017, the fair value of our mortgage debt was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage debt instruments as a Level 3 measurement. At September 30, 2017, the fair value of our mortgage debt was $204.8 million.

5. Derivatives and Hedging Activities

As of September 30, 2017, the Company had two outstanding forward-starting interest rate swaps with an aggregate notional value of $100.0 million that were designated as cash flow hedges. The forward swaps have an effective date of March 29, 2017 and extend until the maturity of our senior unsecured term loan facility on September 29, 2023. The forward swaps effectively fix the interest rate under our senior unsecured term loan facility at 3.17% annually based on the Company’s current consolidated leverage ratio and a variable interest rate of one-month LIBOR.

Cash Flow Hedges of Interest Rate Risk

As of September 30, 2017, our forward swaps were classified as an asset on our consolidated balance sheet at $3.1 million. The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s variable rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense.  For the nine months ended September 30, 2017 the amount of unrealized loss recognized in accumulated other comprehensive income on interest rate swaps was $0.7 million and the amount of loss reclassified from accumulated other comprehensive income into interest expense was $0.2 million.  Additionally, during the nine months ended September 30, 2017, there was no ineffectiveness.

The Company estimates that less than $0.1 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.  As of September 30, 2017, the Company did not have any derivatives in a net liability position.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates.   While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2017 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. For our disclosure of debt fair values in Note 4, we estimated the fair value of our unsecured senior revolving credit facility based on the short term maturity, variable interest rates and credit spreads (categorized within Level 3 of the fair value hierarchy), estimated the fair value of our senior unsecured term loan facility based on the variable interest rate and credit spreads (categorized within Level 3 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments included scheduled principal and interest payments.  Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be prudent management decision.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of September 30, 2017
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$3,088	$—

7. Equity

The following table summarizes the changes in our stockholders’ equity for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Total Equity
Nine months ended September 30, 2017
Balance at December 31, 2016	36,874,810	$369	$596,971	$1,721	$(42,794)	$3,038	$137,561	$696,866
Stock based compensation		—	240	—	—	—	1,975	2,215
Dividends and distributions paid		—	—	—	(29,401)	—	(6,082)	(35,483)
Grant of unvested restricted stock	17,912	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	1,361,594	14	20,387	—	—	—	(20,401)	—
Issuance of common stock	5,619,480	56	102,885	—	—	—	—	102,941
Unrealized loss on interest rate swaps		—	—	—	—	(411)	(286)	(697)
Net income		—	—	2,693	—	—	596	3,289
Allocation of non-controlling interest in Operating Partnership		—	(1,603)	—	—	—	1,603	—
Balance at September 30, 2017	43,873,796	$439	$718,880	$4,414	$(72,195)	$2,627	$114,966	$769,131
Nine months ended September 30, 2016
Balance at December 31, 2015	24,168,379	$241	$391,767	$(1,694)	$(13,051)	$—	$242,631	$619,894
Stock based compensation		—	221	—	—	—	1,943	2,164
Dividends and distributions paid		—	—	—	(20,893)	—	(8,352)	(29,245)
Grant of unvested restricted stock	16,128	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	6,257,640	64	96,514	—	—	—	(96,578)	—
Public offering	4,719,045	47	80,791	—	—	—	—	80,838
Net income		—	—	2,269	—	—	1,005	3,274
Allocation of non-controlling interest in Operating Partnership		—	(773)	—	—	—	773	—
Balance at September 30, 2016	35,161,192	$352	$568,520	$575	$(33,944)	$—	$141,422	$676,925

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

A summary of our shares of restricted common stock and long-term incentive plan units in the Operating Partnership (“LTIP units”) awards at September 30, 2017 is as follows:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share	LTIP Units	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2016	16,128	$18.60	926,000	$8.91
Vested	(16,128)	18.60	—	—
Granted	17,912	19.72	—	—
Forfeited	—	—	—	—
Outstanding, September 30, 2017	17,912	$19.72	926,000	$8.91

We recognized $2.2 million in compensation expense related to our shares of restricted common stock and the LTIP unit awards for the nine months ended September 30, 2017.  As of September 30, 2017, unrecognized compensation expense for both sets of awards was $2.3 million, which will be amortized over the vesting period.

We valued our non-vested restricted share award issued in 2017 at the grant date fair value, which was the market price of our shares of common stock as of the applicable grant date.

On March 27, 2017, we completed an underwritten public offering of an aggregate of 4,945,000 shares of common stock, including 645,000 shares sold pursuant the underwriters’ exercise in full of their option to purchase additional shares.  The shares were offered on a forward basis in connection with certain forward sales agreements entered into with certain financial institutions, acting as forward purchasers.  Pursuant to the forward sales agreements, the forward purchasers borrowed and the forward sellers, acting as agents for the forward purchasers, sold an aggregate of 4,945,000 shares in the public offering.  On September 11, 2017, the Company physically settled the forward sales agreements by issuing an aggregate of 4,945,000 shares of common stock in exchange for approximately $92.7 million. The Company accounted for the forward share agreements as equity.

In connection with the liquidation of certain private investment funds that contributed assets in our initial public offering, we issued 1,361,594 shares of our common stock between January 1, 2017 and September 30, 2017 upon the redemption of 1,361,594 common units in accordance with the terms of the partnership agreement of the Operating Partnership.

 A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend (1)
Q1 2017	May 3, 2017	June 14, 2017	June 29, 2017	0.25
Q2 2017	August 2, 2017	September 13, 2017	September 28, 2017	0.25
Q3 2017	November 2, 2017	December 6, 2017	December 21, 2017	0.26
(1)	Our board of directors also declared a dividend for each LTIP unit in an amount equal to 10% of the dividend paid per common unit.

On March 3, 2017, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. (collectively, the “managers”), pursuant to which we may issue and sell the shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through the managers, acting as sales agents and/or principals (the “ATM Program”). The sales of shares of our common stock under the equity distribution agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the nine months ended September 30, 2017, we issued an aggregate of 674,480 shares of our common stock through the ATM Program, generating proceeds of approximately $14.3 million, net of offering costs. We used the proceeds for general corporate purposes. As of September 30, 2017, we had approximately $85.5 million of gross sales of our common stock available under the ATM Program.

8. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares, LTIP units and shares issuable under forward sales agreements are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Numerator
Net income	$926	$1,128	$3,289	$3,274
Less: Non-controlling interest in Operating Partnership	(144)	(233)	(596)	(1,005)
Net income available to Easterly Government Properties, Inc.	782	895	2,693	2,269
Less: Dividends on participating securities	(28)	(25)	(81)	(76)
Net income available to common stockholders	$754	$870	$2,612	$2,193
Denominator for basic EPS	39,962,471	34,967,482	38,098,805	28,886,697
Dilutive effect of share-based compensation awards	4,673	4,686	9,193	12,772
Dilutive effect of LTIP units	1,936,833	1,708,468	1,904,284	1,673,218
Dilutive effect of shares issuable under forward sales agreements	—	223,928	—	149,702
Denominator for diluted EPS	41,903,977	36,904,564	40,012,282	30,722,389
Basic EPS	$0.02	$0.02	$0.07	$0.08
Diluted EPS	$0.02	$0.02	$0.07	$0.07

9. Operating Leases

Our rental properties are subject to generally non-cancelable operating leases generating future minimum contractual rent payments due from tenants. As of September 30, 2017, future non-cancelable minimum contractual rent payments are as follows (dollars in thousands):

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
Operating Leases
Minimum lease payments	$829,871	25,276	95,771	91,319	85,685	74,788	457,032

The Company’s consolidated operating properties were 100% occupied by 24 tenants at September 30, 2017.

For the nine months ended September 30, 2017 we recognized $75.4 million in rental income attributable to base rent, $6.3 million in rental income attributable to the amortization of our above- and below-market leases and a straight-line adjustment of $1.4 million.

10. Commitments and Contingencies

We sublease 5,682 square feet of office space in Washington, D.C. under a sublease agreement with a commencement date of March 2016 and expiration date of June 2021.

We also lease 5,752 square feet of office space in San Diego, CA under an operating lease that commenced February 2015 and expires in April 2022.

For the nine months ended September 30, 2017 rent expense incurred under the terms of the corporate office leases, was $0.3 million. Future minimum rental payments under the Company’s corporate office leases as of September 30, 2017 are summarized as follows (dollars in thousands):

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
Corporate office leases
Minimum lease payments	$1,967	113	462	479	496	352	65

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or nongovernmental tenants. At September 30, 2017, the U.S Government accounted for approximately 97.4% of rental income and non-governmental tenants accounted for the remaining approximately 2.6%.

Fourteen of our 46 operating properties are located in California, accounting for approximately 25.8% of our total rentable square feet and approximately 34.0% of our total annualized lease income as of September 30, 2017. In addition, we owned one property under development located in California. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

12. Subsequent Events

For its consolidated financial statements as of September 30, 2017, the Company evaluated subsequent events and noted no significant events.

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

As of September 30, 2017, we wholly owned 46 operating properties in the United States, including 43 operating properties that were leased primarily to U.S. Government tenant agencies and three operating properties that were entirely leased to private tenants, encompassing approximately 3.7 million square feet in the aggregate. In addition, we wholly owned two properties under development encompassing approximately 0.1 million square feet. We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. As of September 30, 2017, we owned approximately 85.1% of the aggregate limited partnership interests in our operating partnership, or common units. We have elected to be taxed as a REIT and operate in a manner that we believe allows us to continue to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015.

Recent Acquisitions

On September 28, 2017, the Company acquired a 169,542-square foot Federal Bureau of Investigation (FBI) Field Office in Salt Lake City, Utah. The building was constructed in 2012 and is 100% leased by the FBI under a 20-year lease.

On June 1, 2017, the Company acquired a 327,614-square foot Department of Veterans Affairs (VA) Ambulatory Care Center in Loma Linda, California. The building was constructed in 2016 and is 100% leased to the VA under a 20-year lease.

On May 31, 2017, the Company acquired property located in Lenexa, Kansas, which is currently under development to become a 52,870-square foot Food and Drug Administration (FDA) laboratory. The laboratory will be leased to the GSA for a 20-year term, beginning upon completion of development of the property.

On February 3, 2017, the Company acquired a 75,000-square foot laboratory located in Sandy, Utah. The building was constructed in 2003 and is 100% leased to the GSA and occupied by the Occupational Safety and Health Administration (OSHA) under a 20-year lease. The lease includes two five-year renewal options with fixed rental increases that, if exercised, would carry the lease term to 2034.

Operating Properties

As of September 30, 2017, our 46 operating properties were 100% leased with a weighted average annualized lease income per leased square foot of $34.93 and a weighted average age of approximately 12.0 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight-line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our operating properties as of September 30, 2017 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036		327,614	$16,039,347	12.5%	$48.96
IRS - Fresno	Fresno, CA	O	2018		180,481	7,495,047	5.9%	41.53
FBI - Salt Lake	Salt Lake City, UT	O	2032		169,542	6,723,832	5.3%	39.66
PTO - Arlington	Arlington, VA	O	2019 / 2020	(3)	189,871	6,550,786	5.1%	34.50
FBI - San Antonio	San Antonio, TX	O	2021		148,584	5,037,895	3.9%	33.91
FBI - Omaha	Omaha, NE	O	2024		112,196	4,433,604	3.5%	39.52
EPA - Kansas City	Kansas City, KS	L	2023		71,979	3,852,671	3.0%	53.52
ICE - Charleston (4)	North Charleston, SC	O	2021 / 2027	(5)	86,733	3,758,257	2.9%	43.33
DOT - Lakewood	Lakewood, CO	O	2024		122,225	3,492,465	2.8%	28.57
USCIS - Lincoln	Lincoln, NE	O	2020		137,671	3,257,771	2.6%	23.66
AOC - El Centro (6)	El Centro, CA	C/O	2019		46,813	3,079,731	2.4%	65.79
FBI - Birmingham	Birmingham, AL	O	2020		96,278	3,017,500	2.4%	31.34
OSHA - Sandy	Sandy, UT	L	2024	(7)	75,000	2,972,463	2.3%	39.63
USFS II - Albuquerque	Albuquerque, NM	O	2026	(8)	98,720	2,856,679	2.2%	28.94
ICE - Albuquerque	Albuquerque, NM	O	2027		71,100	2,794,202	2.2%	39.30
DEA - Vista	Vista, CA	L	2020		54,119	2,761,077	2.2%	51.02
FBI - Richmond	Richmond, VA	O	2021		96,607	2,756,395	2.2%	28.53
DEA - Pleasanton	Pleasanton, CA	L	2035		42,480	2,741,304	2.1%	64.53
USFS I - Albuquerque	Albuquerque, NM	O	2021	(8)	92,455	2,737,373	2.1%	29.61
AOC - Del Rio (6)	Del Rio, TX	C/O	2024		89,880	2,666,267	2.1%	29.66
DEA - Dallas Lab	Dallas, TX	L	2021		49,723	2,395,557	2.0%	48.18
MEPCOM - Jacksonville	Jacksonville, FL	O	2025		30,000	2,180,022	1.8%	72.67
FBI - Little Rock	Little Rock, AR	O	2021		101,977	2,165,285	1.7%	21.23
CBP - Savannah	Savannah, GA	L	2033		35,000	2,131,266	1.7%	60.89
FBI - Albany	Albany, NY	O	2018		98,184	2,094,025	1.6%	21.33
DEA - Santa Ana	Santa Ana, CA	O	2024		39,905	2,077,243	1.6%	52.05
DOE - Lakewood	Lakewood, CO	O	2029		115,650	2,061,963	1.6%	17.83
DEA - Dallas	Dallas, TX	O	2021		71,827	1,807,861	1.4%	25.17
NPS - Omaha	Omaha, NE	O	2024		62,772	1,758,880	1.4%	28.02
ICE - Otay	San Diego, CA	O	2022 / 2026	(9)	52,881	1,752,325	1.4%	35.43
CBP - Chula Vista	Chula Vista, CA	O	2018		59,397	1,710,318	1.3%	28.79
DEA - North Highlands	Sacramento, CA	O	2017		37,975	1,707,569	1.3%	44.97
CBP - Sunburst	Sunburst, MT	O	2028		33,000	1,588,434	1.2%	48.13
USCG - Martinsburg	Martinsburg, WV	O	2027		59,547	1,574,367	1.2%	26.44
AOC - Aberdeen (6)	Aberdeen, MS	C/O	2025		46,979	1,464,428	1.1%	31.17
DEA - Birmingham(10)	Birmingham, AL	O	2020		35,616	1,392,038	1.1%	39.08
DEA - Albany	Albany, NY	O	2025		31,976	1,340,360	1.0%	41.92
DEA - Otay (11)	San Diego, CA	O	2017		32,560	1,301,353	1.0%	39.97
DEA - Riverside	Riverside, CA	O	2017		34,354	1,300,738	1.0%	37.86
AOC - South Bend (6)	South Bend, IN	C/O	2027		30,119	816,214	0.7%	27.10
SSA - Mission Viejo	Mission Viejo, CA	O	2020		11,590	535,860	0.4%	46.23
DEA - San Diego	San Diego, CA	W	2032		16,100	534,011	0.4%	33.17
SSA - San Diego	San Diego, CA	O	2032		10,856	442,966	0.3%	44.04
Subtotal					3,408,336	$125,157,749	97.9%	$36.77
Privately Leased
2650 SW 145th Avenue - Parbel of Florida	Miramar, FL	W/D	2018		81,721	1,668,732	1.3%	20.42
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	(12)	105,641	538,932	0.4%	5.10
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	(7)	70,078	527,845	0.4%	7.53
Subtotal					257,440	$2,735,509	2.1%	$10.63
Total / Weighted Average					3,665,776	$127,893,258	100.0%	$34.93
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing
(2)	The year of lease expiration does not include renewal options. All leases with renewal options are noted in the following footnotes to this table.
(3)	168,468 rentable square feet leased to the PTO will expire on March 31, 2019, and 21,403 rentable square feet leased to the PTO will expire on January 7, 2020.
(4)	This property is only partially leased to the U.S. Government. We Are Sharing Hope SC (formerly known as LifePoint, Inc.) occupies 21,609 rentable square feet.
(5)	21,609 rentable square feet leased to We Are Sharing Hope SC will expire on September 30, 2021, and 65,124 rentable square feet leased to ICE will expire on January 31, 2027.

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

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties (approximately 15.9 years as of September 30, 2017), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place as of September 30, 2017.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percent of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2017	3	104,889	2.9%	$4,309,660	3.4%	$41.09
2018	4	419,783	11.5%	12,968,122	10.1%	30.89
2019	2	215,281	5.9%	8,860,647	6.9%	41.16
2020	7	356,677	9.7%	11,734,115	9.2%	32.90
2021	7	582,782	15.8%	17,508,923	13.7%	30.04
2022	2	47,919	1.3%	1,697,327	1.3%	35.42
2023	2	177,620	4.9%	4,391,603	3.4%	24.72
2024	6	501,978	13.7%	17,400,921	13.6%	34.66
2025	3	108,955	3.0%	4,984,810	3.9%	45.75
2026	2	100,258	2.7%	2,911,678	2.3%	29.04
Thereafter	12	1,045,413	28.6%	41,125,452	32.2%	39.34
Total / Weighted Average	50	3,661,555	100.0%	$127,893,258	100.0%	$34.93
(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of September 30, 2017, five tenants occupying approximately 12.5% of our rentable square feet and contributing approximately 11.4% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016

The financial information presented below summarizes the results of operations of the Company for the three months ended September 30, 2017 and 2016 (dollars in thousands).

(Amounts in thousands)	For the three months ended September 30,
	2017	2016	Change
Revenues
Rental income	$30,079	$24,493	$5,586
Tenant reimbursements	3,554	2,385	1,169
Other income	225	97	128
Total revenues	33,858	26,975	6,883
Operating Expenses
Property operating	6,718	5,308	1,410
Real estate taxes	3,452	2,533	919
Depreciation and amortization	14,141	12,237	1,904
Acquisition costs	206	660	(454)
Corporate general and administrative	2,920	3,066	(146)
Total expenses	27,437	23,804	3,633
Operating income	6,421	3,171	3,250
Other expenses
Interest expense	(5,495)	(2,043)	(3,452)
Net income	$926	$1,128	$(202)

Revenues

Total revenue consists primarily of rental income from our operating properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenue increased by $6.9 million to $33.9 million for the three months ended September 30, 2017 compared to $27.0 million for the three months ended September 30, 2016. The increase was primarily attributable to an additional $5.9 million of revenue from the five operating properties acquired since September 30, 2016, $0.5 million of revenue from an increase in tenant project reimbursements and the associated project management income, and $0.5 million increase in rental income and other tenant reimbursements from properties owned in both periods.

Operating Expenses

Total expenses increased by $3.6 million to $27.4 million for the three months ended September 30, 2017 compared to $23.8 million for the three months ended September 30, 2016. $3.6 million of the increase to our property operating expenses, real estate taxes, and depreciation and amortization is primarily attributable to the five operating properties acquired since September 30, 2016, a $0.5 million increase related to an increase in expenses associated with projects fully reimbursed by the tenant, and a $0.5 million increase in operating expenses from properties owned in both periods offset by $0.5 million decrease in depreciation related to the timing of intangible asset amortization.  Additionally, acquisition costs decreased by $0.5 million due to a decrease in internal employee costs and the capitalization of costs associated with probable acquisitions in the third quarter of 2017 due to the adoption of ASU 2017-01 as of January 1, 2017.

Interest Expense

Interest expense increased $3.5 million to $5.5 million for three months ended September 30, 2017 compared to $2.0 million for the three months ended September 30, 2016. This increase is primarily due to increases of $1.9 million associated with the issuance of the senior unsecured notes, $1.2 million associated with the mortgage loan secured by VA – Loma Linda, and $0.9 million attributable to our $100 million senior unsecured term loan facility and interest rate swap offset by a decrease of $0.5 million attributable to interest our senior unsecured credit facility. The $0.5 million decrease in interest on our senior unsecured credit facility was primarily attributable to a decrease in the weighted average borrowings under our senior unsecured revolving credit facility from $207.1 million to $63.1 million quarter over quarter offset by an increase in the weighted average interest rate of 2.68% for the three months ended September 30, 2017 compared to 1.90% for the three months ended September 30, 2016.

Comparison of Results of Operations for the Nine Months Ended September 30, 2017 and 2016

The financial information presented below summarizes the results of operations of the Company for the nine months ended September 30, 2017 and 2016 (dollars in thousands).

(Amounts in thousands)	For the nine months ended September 30,
	2017	2016	Change
Revenues
Rental income	$83,600	$68,520	$15,080
Tenant reimbursements	10,156	7,016	3,140
Other income	592	331	261
Total revenues	94,348	75,867	18,481
Operating Expenses
Property operating	18,904	14,726	4,178
Real estate taxes	9,166	7,233	1,933
Depreciation and amortization	40,663	34,174	6,489
Acquisition costs	1,194	1,339	(145)
Corporate general and administrative	9,506	9,154	352
Total expenses	79,433	66,626	12,807
Operating income	14,915	9,241	5,674
Other (expenses) / income
Interest expense	(11,626)	(5,967)	(5,659)
Net income (loss)	$3,289	$3,274	$15

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenue increased by $18.5 million to $94.3 million for the nine months ended September 30, 2017 compared to $75.9 million for the nine months ended September 30, 2016. The increase was primarily attributable to an additional $15.9 million of revenue from the five operating properties acquired since September 30, 2016 as well as a full period of operations from the five operating properties acquired during the nine months ended September 30, 2016, a $1.6 million increase in tenant project reimbursements and the associated project management income, and a $1.0 million increase in rental income and other tenant reimbursements from properties owned in both periods.

Operating Expenses

Total expenses increased by $12.8 million to $79.4 million for the nine months ended September 30, 2017 compared to $66.6 million for the nine months ended September 30, 2016. $11.1 million of the increase is attributable to our property operating expenses, real estate taxes, and depreciation and amortization associated with the five operating properties acquired since September 30, 2016, as well as a full period of operations from the five operating properties acquired during the nine months ended September 30, 2016, a $1.4 million increase in expenses associated with projects and other services that were fully reimbursed by the tenant and a $0.8 million increase in operating expenses from properties owned in both periods offset by $0.7 million decrease in depreciation related to the timing of intangible asset amortization. Additionally, general and administrative costs increased $0.4 million due primarily to an increase in employee costs.

Interest Expense

Interest expense increased $5.7 million to $11.6 million for nine months ended September 30, 2017 compared to $6.0 million for the nine months ended September 30, 2016. This increase is primarily due to a $2.6 million increase associated with the issuance of the senior unsecured notes, an additional $1.8 million attributable to our $100 million senior unsecured term loan facility and interest rate swap, and an increase of $1.3 million associated with the mortgage loan secured by VA – Loma Linda.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated liquidity needs, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At September 30, 2017, we had $6.6 million available in cash and cash equivalents and there was $340.7 million available under our senior unsecured revolving credit facility.

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

Universal Shelf

On March 9, 2016, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, which was declared effective on May 3, 2016. The universal shelf registration statement allows us, from time to time, to offer and sell up to $500.0 million of equity securities, including shares of our common stock that were offered and sold pursuant to the offerings described below. However, there can be no assurance that we will be able to complete any such offerings of securities in the future.

Offering of Common Stock on a Forward Basis

On March 27, 2017, we completed an underwritten public offering of an aggregate of 4,945,000 shares of our common stock, including 645,000 shares sold pursuant the underwriters exercise in full of their option to purchase additional shares.  The shares were offered on a forward basis in connection with certain forward sales agreements entered into with certain financial institutions, acting as forward purchasers.  Pursuant to the forward sales agreements, the forward purchasers borrowed and the forward sellers, acting as agents for the forward purchasers, sold an aggregate of 4,945,000 shares in the public offering.  On September 11, 2017, the Company physically settled the forward sales agreements by issuing an aggregate of 4,945,000 shares of common stock in exchange for approximately $92.7 million in gross proceeds.

ATM Program

On March 3, 2017, we entered into equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., whom we refer to collectively as, the managers, pursuant to which we may issue and sell the shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through the managers, acting as sales agents and/or principals, which we refer to as our ATM program. The sales of shares of our common stock, under the equity distribution agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the nine months ended September 30, 2017, we issued an aggregate of 674,480 shares of our common stock through our ATM program, generating proceeds of approximately $14.3 million, net of offering costs. We used the proceeds for general corporate purposes. As of September 30, 2017, we had approximately $85.5 million of gross sales of our common stock available under on our ATM program.

Debt

At September 30, 2017, our borrowings consisted of the following (dollars in thousands):

Loan	Principal Outstanding	Interest Rate (1)	Maturity Date
Revolving credit facility:
Senior unsecured revolving credit facility (2)	$59,250	L + 150bps	February 2019 (3)
Total revolving credit facility	59,250

Term loan facility:
Senior unsecured term loan facility	100,000	3.17% (4)	September 2023
Total term loan facility	100,000
Less: Total unamortized deferred financing fees	(833)
Total term loan facility, net	99,167

Notes payable:
Senior unsecured notes payable, series A	95,000	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	4.30%	May 2032
Total notes payable	175,000
Less: Total unamortized deferred financing fees	(1,324)
Total notes payable, net	173,676

Mortgage notes payable:
CBP - Savannah	14,388	3.40% (5)	July 2033
ICE - Charleston	20,088	4.21% (5)	January 2027
MEPCOM - Jacksonville	11,016	4.41% (5)	October 2025
USFS II - Albuquerque	16,969	4.46% (5)	July 2026
DEA - Pleasanton	15,700	L + 150bps (5)	October 2023
VA - Loma Linda	127,500	3.59%	July 2027
Total mortgage notes payable	205,661
Less: Total unamortized deferred financing fees	(2,059)
Less: Total unamortized premium/discount	397
Total mortgage notes payable, net	203,999

Total debt	536,092
(1)

At September 30, 2017, the one-month LIBOR (“L”) was 1.23%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company's senior unsecured revolving credit facility and senior unsecured term loan facility is based on the Company's consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Available capacity of $340.7 million at September 30, 2017 with an accordion feature that provides additional capacity of up to $250.0 million, for a total facility size of not more than $650.0 million.

(3)	Our senior unsecured revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 3.17% annually, based on the Company’s consolidated leverage ratio, as defined in the senior unsecured term loan facility agreement.

(5)	Effective interest rates are as follows: CBP - Savannah 4.12%, ICE - Charleston 3.93%, MEPCOM - Jacksonville 3.89%, USFS II - Albuquerque 3.92%, DEA - Pleasanton 1.8%.

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

Subject to the terms of the Purchase Agreement and the Notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, “make-whole” amount or interest under the Notes, and (ii) a default in the payment of certain other indebtedness of the Operating Partnership or of the Company or of the Subsidiary Guarantors, the principal and accrued and unpaid interest and the make-whole amount on the outstanding Notes will become due and payable at the option of the holders. The Purchase Agreement and the Notes also contain various covenants, including, among others, financial covenants with respect to debt service coverage, consolidated net worth, fixed charges and consolidated leverage and covenants relating to liens. If the Operating Partnership or the Company breaches any of these covenants, the principal and accrued and unpaid interest and the make-whole amount on the outstanding Notes will become due and payable at the option of the holders.

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

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2017, we were in compliance with the applicable financial covenants.

The chart below details our debt capital structure as of September 30, 2017 (dollars in thousands):

Debt Capital Structure	September 30, 2017
Total principal outstanding	$539,911
Weighted average maturity	8.5 years
Weighted average interest rate	3.6%
% Variable debt	13.9%
% Fixed debt	86.1%
% Secured debt	38.1%
(1)	Our senior unsecured term loan facility is swapped to be fixed and as such is included as fixed rate debt in the table above.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2017 (dollars in thousands):

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
Mortgage principal and interest	$271,110	2,674	10,657	10,656	10,700	11,199	225,224
Senior unsecured revolving credit facility principal and interest	62,907	671	2,683	59,553	—	—	—
Senior unsecured term loan facility principal and interest	119,093	796	3,185	3,185	3,185	3,185	105,557
Senior unsecured notes payable principal and interest	255,206	1,803	7,213	7,213	7,213	7,213	224,551
Corporate office leases	1,967	113	462	479	496	352	65

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

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend (1)
Q1 2017	May 3, 2017	June 14, 2017	June 29, 2017	0.25
Q2 2017	August 2, 2017	September 13, 2017	September 28, 2017	0.25
Q3 2017	November 2, 2017	December 6, 2017	December 21, 2017	0.26
(1)	Our board of directors also declared a dividend for each LTIP unit in an amount equal to 10% of the dividend paid per common unit

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2017.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the operating expenses that are passed through to our tenants and by contractual rent increases. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flows

The following table sets forth a summary of cash flows for the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30,
	2017	2016
	(amounts in thousands)
Net cash (used in) provided by:
Operating activities	$42,824	$36,226
Investing activities	(352,567)	(140,908)
Financing activities	311,449	100,864

Operating Activities

The Company generated $42.8 million and $36.2 million of cash from operating activities during the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by operating activities for the nine months ended September 30, 2017 includes a $39.2 million increase in net cash from rental activities net of expenses and a $3.6 million increase related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash from operating activities for the nine months ended September 30, 2016 includes a $34.9 million increase in net cash from rental activities net of expenses and $1.3 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities.

Investing Activities

The Company used $352.6 million and $140.9 million in cash for investing activities during the nine months ended September 30, 2017 and 2016, respectively. Net cash used in investing activities for the nine months ended September 30, 2017 includes $337.6 million in real estate acquisitions related to the purchase of OSHA – Sandy, VA – Loma Linda, FDA – Lenexa, and FBI – Salt Lake, $5.6 million in additions to development properties, a $5.0 million note receivable, $2.2 million in additions to operating properties and a $2.2 million increase in restricted cash offset by a $0.7 million decrease in deposits on acquisitions. Net cash used for investing activities for the nine months ended September 30, 2016 primarily includes $139.2 million in real estate acquisitions related to the purchase of ICE – Albuquerque, NPS – Omaha, DEA – Birmingham, FBI – Birmingham, EPA – Kansas City and FDA – Alameda.

Financing Activities

The Company generated $311.4 million and $100.9 million in cash from financing activities during the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities for the nine months ended September 30, 2017 includes $100.0 million in draws under our senior unsecured term loan facility, $175.0 million in proceeds from the issuance of senior unsecured notes, $127.5 million in mortgage notes, $107.2 million in gross proceeds from issuance of shares of our common stock, offset by $152.9 million in net pay downs under our senior unsecured revolving credit facility, $35.5 million in dividends, $3.4 million in payment of deferred financing costs, $4.2 million in payment of deferred offering costs and $2.2 million in mortgage debt repayment. Net cash generated by financing activities for the nine months ended September 30, 2016 includes $84.9 million in gross proceeds from the issuance of shares of our common stock and $52.3 million in draws under our senior unsecured revolving credit facility offset by $29.2 million in dividends, $4.1 million in offering costs and $2.1 million in mortgage debt repayment.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income	$926	$1,128	$3,289	$3,274
Depreciation and amortization	14,141	12,237	40,663	34,174
Funds From Operations	15,067	13,365	43,952	37,448
Adjustments to FFO:
Acquisition costs	206	660	1,194	1,339
Straight-line rent	(883)	(50)	(1,376)	(17)
Above-/below-market leases	(2,065)	(1,816)	(6,283)	(5,225)
Non-cash interest expense	310	196	784	585
Non-cash compensation	748	742	2,215	2,164
Funds from Operations, as Adjusted	$13,383	$13,097	$40,486	$36,294

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2017, $465.0 million, or 86.1% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $75.0 million, or 13.9% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.2 million annually.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of September 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1935 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following materials from Easterly Government Properties, Inc.’s Quarterly Report on Form 10-Q for nine months ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the related notes to these consolidated financial statements

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: November 7, 2017	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: November 7, 2017	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)