Form 10-K
period 2017-12-31
Easterly Government Properties, Inc.
filed 2018-03-01
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2017

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

Title of each class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of February 21, 2018, there were 44,968,106 of the registrant’s shares of common stock outstanding.

As of June 30, 2017, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $796.1 million based on the closing sale price of $20.95 as reported on the New York Stock Exchange on June 30, 2017. For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Stockholders’ Meeting to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K

PART I

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

Revision of Previously Reported Consolidated Financial Statements

In connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2017, the Company identified an error in the estimated useful life utilized to amortize certain assets associated with three properties contributed at the time of the initial public offering in the first quarter of 2015. As a result of the error, Depreciation and amortization expense had been overstated and thereby Real estate properties, net, Intangible assets, net and Equity were understated. The Company concluded that the amounts are not material to any of its previously issued consolidated financial statements. Accordingly, the Company has revised these balances in the accompanying Consolidated Financial Statements as of December 31, 2016 and for the years ended December 31, 2016 and December 31, 2015. For more information on this revision, see Note 2 in the accompanying Notes to Consolidated Financial Statements, “Revision of Previously Reported Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

Item 1. Business

General

References to “Easterly,” “we,” “our,” “us” and “our company” refer to Easterly Government Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries including Easterly Government Properties LP, a Delaware limited partnership, which we refer to herein as our operating partnership.

We are an internally managed real estate investment trust, or REIT, focused primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate substantially all of our revenue by leasing our properties to such agencies either directly or through the U.S. General Services Administration (“GSA”). Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation.

As of December 31, 2017, we wholly owned 46 operating properties in the United States that are 100% leased, including 44 operating properties that are leased primarily to U.S. Government tenant agencies and two operating properties that are entirely leased to private tenants, encompassing approximately 3.7 million square feet in the aggregate. In addition, we wholly owned three properties under development that we expect to encompass approximately 0.3 million square feet upon completion. We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

We were incorporated in Maryland as a corporation on October 9, 2014 and did not have any meaningful operations until the completion of our initial public offering and related formation transactions on February 11, 2015. See Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K for more information on our initial public offering and related formation transactions.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of and own approximately 84.4% of the aggregate operating partnership units in our operating partnership. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of office and other commercial properties, including properties leased to the U.S. Government, through the following competitive strengths:

•

High Quality Portfolio Leased to Mission-Critical U.S. Government Agencies. We focus primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve mission-critical functions and are of high importance within the hierarchy of these agencies. These properties generally meet our investment criteria, which target major federal buildings of Class A construction that are less than 20 years old, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, are in strategic locations to facilitate the tenant agency’s mission, include build-to-suit features and are focused on environmental sustainability. As of December 31, 2017, the weighted average age of our operating properties was approximately 12.1 years, and the weighted average remaining lease term was approximately 7.0 years.

•

U.S. Government Tenant Base with Strong History of Renewal. Our leases with U.S. Government agencies are backed by the full faith and credit of the U.S. Government. For the GSA leases, rents are paid from the Federal Buildings Fund and are not subject to direct federal appropriations. All of our leases with other federal agencies were executed under delegation from GSA, and therefore the Federal Buildings Fund stands behind these leases as a guarantor, even though the rent is paid from appropriated funds by the agencies who executed the lease contracts. Furthermore, the U.S. Government has never experienced a financial default to date. In addition to stable rent payments, our U.S Government leases typically have initial total terms of ten to 20 years with renewal leases having terms of five to ten years. U.S. Government leases governing properties similar to the properties that we target have historically had high renewal rates, which limit operational risk. We believe that the strong credit quality of our U.S. Government tenant base, our long-term leases, the likelihood of lease renewal and the high tenant recovery rate for our property-related operating expenses contribute to the stability of our operating cash flows and expected distributions.

•

Experienced and Aligned Management Team. Our senior management team has a proven track record of sourcing, acquiring, developing and managing properties leased to U.S. Government agencies. Collectively, our senior management team has been responsible for the acquisition of an aggregate of approximately 3.1 million square feet of U.S. Government-leased properties and the development of approximately 1.1 million aggregate square feet of such properties. We believe that our management expertise provides us with a significant advantage over our competitors when pursuing acquisition opportunities and engaging U.S. Government agencies in property development opportunities and provides us with superior property management and tenant service capabilities.

•

Access to Acquisition Opportunities with an Active Pipeline. Our senior management team has an extensive network of longstanding relationships with owners, specialized developers, leasing brokers, lenders and other participants in the U.S. Government-leased property market. Our team seeks to leverage these relationships to access a wide variety of sourcing opportunities, frequently resulting in the acquisition of properties that were not broadly marketed. In addition, we maintain a proprietary database that tracks approximately 8,100 leases totaling approximately 189 million rentable square feet and includes substantially every major U.S. Government-leased property that meets our investment criteria as well as information about the ownership of such properties. We believe that our longstanding industry relationships, coupled with our proprietary database, improve our ability to source and execute attractive acquisition opportunities. Further, these factors enable us to effectively initiate transactions with property owners who may not currently be seeking to sell their property, which we believe gives us a competitive advantage over others bidding in broadly marketed transactions.

•

Extensive Development Experience with U.S. Government-Leased Properties. Our senior management team has developed projects comprising approximately 4.2 million square feet, including 37 build-to-suit projects for the U.S. Government as well as other corporate tenants. In the aggregate, our senior management team has developed 20 projects for the GSA and U.S. Government agencies. Development of government projects, particularly build-to-suit projects, requires expertise in GSA and other U.S. Government requirements and the needs of tenant agencies. Since 1994, members of our senior management team have developed an average of approximately 45,300 square feet per year of U.S. Government-leased build-to-suit properties. We believe that our thorough understanding of the U.S. Government’s procurement processes and standards, our longstanding relationships with the GSA and other agencies of the U.S. Government, and our differentiated capabilities enables us to continue to compete effectively for U.S. Government development opportunities.

•

Value-Enhancing Asset Management. Our management team focuses on the efficient management of our properties and on improvements to our properties that enhance their value for a tenant agency and improve the likelihood of lease renewal. We work in close partnership with the U.S. Government tenant agencies to manage the construction of specialized, agency-specific design enhancements. These highly tailored build-outs substantially increase the likelihood of the tenant agency’s renewal and also typically generate a construction management fee paid by the tenant agency to us in the amount of approximately 15% of the actual cost of construction. We also seek to reduce operating costs at all of our properties, often by implementing energy efficiency programs that help the U.S. Government achieve its conservation and efficiency goals. Our asset management team also conducts frequent audits of each of our properties in concert with the U.S. Government tenant agency to keep each facility in optimal condition, allow the tenant agency to better perform its stated mission and help to position us as a partner of choice for the U.S. Government and its tenant agencies.

•

Growth-Oriented Capital Structure. Our capital structure provides us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through two public offerings of our common stock and through sales of common stock under our at-the-market equity offering program (“ATM Program”).  As of December 31, 2017, we had sold $33.6 million of our common stock under the ATM Program, leaving us with the capacity to issue up to $66.4 million of additional shares. As of December 31, 2017, we had total indebtedness of approximately $579.7 million, including borrowings of approximately $99.8 million outstanding under our $400 million senior unsecured revolving credit facility, which we refer to as our senior unsecured credit facility, for a net debt to total enterprise value of 33.4%. None of our outstanding indebtedness is scheduled to mature until 2019.

Business & Growth Strategies

Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We pursue the following strategies to achieve these goals:

•

Pursue attractive acquisition opportunities. We seek to pursue strategic and disciplined acquisitions of properties that we believe are essential to the mission of select U.S. Government agencies and that, in many cases, contain agency-specific design enhancements that allow each tenant agency to better satisfy its mission. We target for acquisition primarily major federal buildings of Class A construction that are less than 20 years old, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, are in strategic locations to facilitate the tenant agency’s mission, include build-to-suit features and are focused on environmental sustainability.

•

Develop Build-to-Suit U.S. Government Properties. We target attractive opportunities to develop build-to-suit properties for use by certain U.S. Government agencies. As U.S. Government agencies expand, they often require additional space tailored specifically to their needs, which may not be available in the agency’s target market and therefore require new construction. The U.S. Government typically solicits proposals from private companies to develop and lease such properties to the agency, rather than developing and owning the property itself. We expect to bid for those property development opportunities published by the GSA or the relevant U.S. Government agency that suit our investment criteria.

•

Renew Existing Leases at Positive Spreads. We seek to renew leases at our U.S. Government-leased properties at positive spreads upon expiration. Upon lease renewal, U.S. Government rental rates are typically reset based on a number of factors, including inflation, the replacement cost of the building at the time of renewal and enhancements to the property since the date of the prior lease. During the term of a U.S. Government lease, we work in close partnership with the tenant agency to implement improvements at our properties to enhance the U.S. Government tenant agency’s ability to perform its stated mission, thereby increasing the importance of the building to the tenant agency and the probability of an increase in rent upon lease renewal.

•

Reduce Property-Level Operating Expenses. We manage our properties with a focus on increasing our income by continuing to reduce property-level operating costs and identifying cost efficiencies so as to eliminate any excess spending and streamline our operating costs. When we acquire a property, we review all property-level operating expenditures to determine whether and how the property can be managed more efficiently.

Employees

As of December 31, 2017 we had 30 employees. None of our employees are represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

Financial Information about Industry Segments

Our principal business is the ownership and operation of Class A commercial properties that are leased to U.S. Government agencies. We do not distinguish or group our operations on a geographical basis when measuring performance. Accordingly, we believe we have a single reportable segment for disclosure purposes in accordance with GAAP.

Significant Tenants

Substantially all of our current rents come from U.S. Government tenant agencies. As of December 31, 2017, our U.S. Government tenant agencies accounted for 98.7% of our annualized lease income. For further information on the composition of our tenant base, see “Item 2. Properties.”

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

In recent years, in reaction to the Energy Policy Act of 2005, the U.S. Government has instituted “green lease” policies that include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property.  The U.S. Government’s “green lease” initiative permits U.S. Government tenants to require LEED-CI certification in selecting new premises or renewing leases at existing premises. Obtaining such certification may be costly and time consuming. There are currently 15 properties in our portfolio that have achieved a total of 16 LEED certifications. For more information, see “Item 1A. Risk Factors.”

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

Substantially all of our current rents come from U.S. Government tenant agencies. As of December 31, 2017, our U.S. Government tenant agencies accounted for 98.7% of our annualized lease income. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Due to such concentration, any failure by the U.S. Government to perform its obligations under its leases or a failure to renew its leases upon expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected properties are leased, and could decrease the ultimate value of the affected property upon sale and have a material adverse effect on our business, financial condition and results of operations.

Some of our leases with U.S. Government tenant agencies permit the tenant agency to vacate the property and discontinue paying rent prior to their lease expiration date.

Some of our leases are currently in the soft-term period of the lease and tenants under such leases have the right to vacate their space during a specified period before the stated terms of their leases expire. As of December 31, 2017, tenants occupying approximately 12.8% of our rentable square feet and contributing approximately 11.4% of our annualized lease income currently have exercisable rights to terminate their leases before the stated soft term of their lease expires. For fiscal policy reasons, security concerns or other reasons, some or all of our U.S. Government tenant agencies under leases within the soft-term period may decide to exercise their termination rights before the stated term of their lease expires. Such events, if they were to occur and we were not able to lease the vacant space to another tenant in a timely manner or at all, could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to renew leases or lease vacating space on favorable terms or at all as leases expire, which could adversely affect our business, financial condition and results of operations.

As of December 31, 2017, leases representing approximately 27.9% of our total annualized lease income and approximately 27.7% of the square footage of the properties in our portfolio will expire by the end of 2020. We may be unable to renew such expiring leases or our properties may not be released at net effective rental rates equal to or above the current average net effective rental rates.

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

As of December 31, 2017, we have three properties under development.  We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit renovations for existing U.S. Government tenant agencies and new developments for anticipated tenant agencies and will be subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include:

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

Our senior management team is comprised of six individuals with experience in identifying, acquiring, developing, financing and managing U.S. Government-leased assets and has developed long-term relationships across the commercial real estate industry, including at all levels of the GSA and at numerous government agencies. Each of these individuals brings specialized knowledge and skills in the U.S. Government-leased property sector. The loss of services of one or more of these members of our senior management team, or our inability to attract and retain highly qualified personnel, could have a material adverse effect on our business, financial condition and results of operations and weaken our relationships with lenders, business partners, industry participants, the GSA and U.S. Government agencies.

Unfavorable market and economic conditions in the United States and globally could adversely affect occupancy levels, rental rates, rent collections, operating expenses and the overall market value of our assets and have a material adverse effect on our business, financial condition and results of operations.

Unfavorable market conditions in the geographic markets in which we operate and unfavorable economic conditions in the United States and globally may significantly affect our occupancy levels, rental rates, rent collections, operating expenses, the market value of our assets and our ability to strategically acquire, dispose of, recapitalize or refinance our properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates may be adversely affected by increases in supply of office space and is dependent upon overall economic conditions, which are adversely affected by, among other things, job losses and unemployment levels, recession, stock market volatility and uncertainty about the future. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. Any declines in our occupancy levels, rental revenues or the values of our buildings would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and make distributions to our stockholders, which could negatively affect our financial condition and the market value of our common stock. Our business may be affected by the volatility and illiquidity in the financial and credit markets, a general global economic recession and other market or economic challenges experienced by the real estate industry or the U.S. economy as a whole.

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

As of December 31, 2017, three of our U.S. Government tenant agencies, the DEA, VA, and FBI, accounted for an aggregate of approximately 45.6% of our total rentable square feet and an aggregate of approximately 50.2% of our total annualized lease income. Each U.S. Government agency has its own customs, procedures, culture, needs and mission, which translate into different requirements for its leased space, and we work with the tenant agency to design and construct specialized, agency-specific enhancements. In addition, under the terms of our GSA leases, the GSA generally has the right to designate another U.S. Government agency to occupy all or a portion of the leased property. A change in the structure, mission, or leasing requirements of any one of our U.S. Government tenant agencies, a significant reduction in the agency’s workforce, a relocation of personnel resources, other internal reorganization or a change in the tenant agency occupying the leased space, could affect our lease renewal opportunities and have a material adverse effect on our business, financial condition and results of operations.

We currently have a concentration of properties located in California and are exposed to changes in market conditions and natural disasters in this state.

Fourteen of our 46 operating properties are located in California, accounting for approximately 25.8% of our total rentable square feet and approximately 33.3% of our total annualized lease income as of December 31, 2017. We also own two properties under development that are also located in California. As a result of this concentration, a material portion of our portfolio may be exposed to the effects of economic and real estate conditions in California markets, such as the supply of competing properties, general levels of employment and economic activity. In addition, historically, California has been vulnerable to natural disasters and we are therefore susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. To the extent that weak economic or real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

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

As a result of climate change, we may also experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or decreased demand and increase the cost of insurance for our properties located in the areas affected by these conditions. Should the impact of climate change be material in nature, our financial condition or results of operations would be adversely affected. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties in order to comply with such regulations.

A U.S. Government tenant agency could institute condemnation proceedings against us and seek to take our property, or a leasehold interest therein, through its power of eminent domain.

A U.S. Government tenant agency could institute condemnation proceedings against us and seek to take our property, or a leasehold interest therein, through its power of eminent domain. The procedures for settling a dispute with a U.S. Government tenant or seeking to evict a U.S. Government tenant in default may be costly, time consuming and may divert the attention of management from the operations of our business as the process requires first appealing to a U.S. Government assigned contracting officer or through the Civilian Board of Contract Appeals and ultimately before the U.S. Court of Federal Claims. Furthermore, we may not be able to successfully appeal a condemnation proceeding brought by a U.S. Government tenant agency which could have a material adverse effect on our business, financial condition and results of operations.

An increase in the amount of U.S. Government-owned real estate may adversely affect us.

If there is a large increase in the amount of U.S. Government-owned real estate, certain U.S. Government tenant agencies may relocate from our properties to U.S. Government-owned real estate at the expiration of their respective leases. Similarly, it may become more difficult for us to renew our leases with U.S. Government tenant agencies when they expire or to locate additional properties that are leased to U.S. Government tenant agencies in order to grow our business. Therefore, an increase in the amount of U.S. Government-owned real estate could have a material adverse effect on our business, financial condition and results of operations.

We may be required to make significant capital expenditures to improve our properties in order to retain and attract tenants, including U.S. Government tenant agencies.

Under our leases, including our leases with U.S. Government tenant agencies, we retain certain obligations with respect to the property, including, among other things, the responsibility for maintenance and repair of the property, the provision of adequate parking, maintenance of common areas, responsibility for capital improvements such as roof replacement and major structural improvements and compliance with other affirmative covenants in the lease. The expenditure of any sums in connection therewith will reduce the cash available for distribution and may require us to fund deficits resulting from operating a property. No assurance can be given that we will have funds available to make such repairs or improvements. If we were to fail to meet these obligations, then the applicable tenant could abate rent or terminate the applicable lease, which may result in a loss of capital invested and reduce our anticipated profits which, in turn, have a material adverse effect on our business, financial condition and results of operations.

Capital and credit market conditions may adversely affect our access to various sources of capital or financing or the cost of capital, which could impact our business activities, dividends, earnings and common stock price, among other things.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use external financing to fund acquisition, development and renovation activities. As of December 31, 2017, we had total indebtedness of approximately $579.7 million including approximately $99.8 million outstanding under our senior unsecured revolving credit facility, $100.0 million outstanding under our $100.0 million unsecured term loan agreement, which we refer to as our senior unsecured term loan facility, and $175.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our senior unsecured notes. As of December 31, 2017, we had approximately $300.2 million of available borrowing capacity under our senior unsecured revolving credit facility.  If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and renovation activities or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out a smaller percentage of our taxable income (subject to the annual distribution requirements applicable to REITs under the Internal Revenue Code of 1986, as amended, or the Code). To the extent that we are able or choose to access capital at a higher cost than we have experienced in recent years, as reflected in higher interest rates for debt financing or a lower stock price for equity financing, our earnings per share and cash flow could be adversely affected. In addition, the price of common stock may fluctuate significantly or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

Terrorist attacks may materially adversely affect our operations, as well as directly or indirectly damage our assets, both physically and financially. Because our principal tenants are, and are expected to continue to be, agencies of the U.S. Government, our properties are presumed to have a higher risk of terrorist attack than similar properties that are leased to non-governmental tenants. Further, some of our properties may be considered “high profile” targets because of the particular U.S. Government tenant (e.g., the

DEA and FBI). Terrorist attacks, to the extent that these properties are not fully insured, could have a material adverse effect on our business, financial condition and results of operations.

Competition could limit our ability to acquire attractive investment opportunities and to attract and retain tenants.

We compete with numerous developers, real estate companies and other owners of commercial properties for acquisitions and in pursuing buyers for dispositions. We expect that other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs and other well-capitalized investors will compete with us to acquire existing properties and to develop new properties. Because of their strong credit profile, U.S. Government tenants are viewed as desirable tenants by other landlords and properties leased to U.S. Government tenant agencies often attract many potential buyers. This competition could increase prices for properties of the type we may pursue and adversely affect our profitability and impede our growth. In addition, substantially all of our properties face competition for tenants. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. This competition may affect our ability to attract and retain tenants, may reduce the rents we are able to charge and could have a material adverse effect on our business, financial condition and results of operations.

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

We may be subject to unknown or contingent liabilities related to properties or businesses that we have acquired or may acquire in the future, including as part of the formation transactions related to our initial public offering, for which we may have limited recourse against the sellers.

Assets and entities that we have acquired or may acquire in the future, including as part of the formation transactions related to our initial public offering, may be subject to unknown or contingent liabilities for which we may have limited recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In the future we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our business, financial condition and results of operations. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the assets and entities acquired by us.

As part of the formation transactions related to our initial public offering, we assumed existing liabilities of contributed operating companies and liabilities in connection with contributed properties, some of which may be unknown or unquantifiable. The indemnification periods for bringing claims against breaches of the representations, warranties and covenants made by each of the contributors to us with respect to the entities and assets that we acquired in the formation transactions has expired. To the extent any liabilities, including tax liabilities are identified in the future, we will likely have no recourse for such liabilities since the indemnification period has expired. Any unknown or unquantifiable liabilities that we have assumed in connection with the formation transactions for which we have no or limited recourse could adversely affect us.

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

Our existing tax protection agreements, and any similar agreements that we enter into in the future, could limit our flexibility with respect to selling or otherwise disposing of properties contributed to our operating partnership.

In connection with certain contributions of properties to our operating partnership, we and our operating partnership have entered into tax protection agreements with the contributor of such properties that generally provide that if we dispose of any interest in the contributed properties in a taxable transaction within a certain time period, subject to certain exceptions, we may be required to indemnify the contributor for their tax liabilities attributable to the built-in gain that existed with respect to such property interests, and certain tax liabilities incurred as a result of such tax protection payments.  Therefore, although it may be in our stockholders’ best interests that we sell a contributed property, it may be economically prohibitive for us to do so because of these obligations. In the future, we and our operating partnership may enter into additional tax protection agreements which could further limit our flexibility to sell or otherwise dispose of our properties.

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

In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals (as defined in the Code to include certain entities such as private foundations) at any time during the last half of any taxable year (beginning with our second taxable year as a REIT). In addition, if the owners of 50% or more of certain entities included in the Easterly Funds that are intended to qualify for taxation as REITs, each of which we refer to as an Easterly Fund REIT were to own 50% or more in value of our capital stock, we would be treated as a successor to the Easterly Fund REIT, and our ability to elect REIT status for a certain period would depend on that Easterly Fund REIT’s qualification as a REIT. In order to help us qualify as a REIT and not be treated as a successor to an Easterly Fund REIT, our charter generally prohibits (A) any person or entity from actually or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, (i) more than 7.1% (in value or in number of shares, whichever is more restrictive) of the issued and outstanding shares of any class or series of our stock or (ii) more than 7.1% in value of the aggregate of the outstanding shares of all classes and series of our stock (the “ownership limits”) and (B) the owners of 50% or more of an Easterly Fund REIT from owning 50% or more of us, applying certain attribution of ownership rules. These ownership restrictions may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of our common stock. In connection with the formation transactions and the concurrent private placement, our board of directors has granted waivers from the ownership limit contained in our charter to Michael P. Ibe, Easterly Fund I and Easterly Fund II to own up to approximately 21%, 22% and 28%, respectively, of our outstanding common stock in the aggregate. Easterly Fund I and Easterly Fund II have since been liquidated and their waivers are no longer in effect.

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

In addition, Easterly Government Properties, Inc. may not transfer any of its interest in our operating partnership, withdraw as general partner of our operating partnership or consummate a fundamental transaction, including mergers, consolidations and sales of all or substantially all of its assets, subject to certain limited exceptions, without partnership approval, as such term is defined in the partnership agreement of our operating partnership. Partnership approval is obtained when the sum of (a) the number of common units issued in the formation transactions and consenting to the transaction that are held by certain private investment funds that contributed assets in our initial public offering, or continuing investors, plus (b) the product of (x) the number of common units held by Easterly Government Properties, Inc. and its subsidiaries multiplied by (y) the percentage of the votes that were cast in favor of the transaction by the holders of shares of our common stock, exceeds 50% of the aggregate number of common units issued in the formation transactions and common units held by Easterly Government Properties, Inc. and its subsidiaries outstanding at such time. This right to vote by certain holders of common units on a transfer or assignment of Easterly Government Properties, Inc.’s interest in our operating partnership, withdrawal as general partner of our operating partnership, or consummation of a fundamental transaction will permanently terminate at such time as we own more than 85% of the aggregate of (a) the outstanding common units held by us and (b) the common units issued in the formation transactions that are held by our continuing investors and their respective affiliates and direct or indirect investors.

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

As of December 31, 2017 Michael P. Ibe, a Director and our Executive Vice President—Development and Acquisitions, owned approximately 10.9% of our outstanding common stock on a fully diluted basis.  Consequently, Mr. Ibe may be able to exert influence over the outcome of matters submitted for stockholder action, including approval of significant corporate transactions, including business combinations, consolidations and mergers. As a result, Mr. Ibe could exercise his influence in a manner that conflicts with the interests of other stockholders.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared and we may not be able to accurately report our financial results, which could materially and adversely affect us, including our business, reputation, results of operations, financial condition or liquidity.

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material and adverse effect on our business, reputation, results of operations, financial condition or liquidity.

We do not own the Easterly name, but have entered into a license agreement with Easterly Capital, LLC, or Easterly Capital, consenting to our use of the Easterly logo and name. Use of the name by other parties or the termination of our license agreement may have a material adverse effect on our business, financial condition and results of operations.

We have entered into a license agreement with Easterly Capital, pursuant to which it granted us a perpetual, royalty-free license to use the Easterly logo and the Easterly name and variations thereof, which license is exclusive to business activities involving properties to be leased to or developed for governmental entities, including properties leased to the GSA. We have a right to use this logo and name for so long as we are not in breach of the terms of the license agreement. Easterly Capital retains the right to continue using the Easterly name. We will be unable to preclude Easterly Capital from licensing or transferring the ownership of the Easterly name to third parties, except in the limited circumstance where our license is exclusive. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Easterly Capital or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using the Easterly name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness and Financing

We have a substantial amount of indebtedness that may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2017, we had total indebtedness of approximately $575.9 million including approximately $99.8 million outstanding under our senior unsecured revolving credit facility, $100.0 million outstanding under our senior unsecured term loan facility, and $175.0 million of senior unsecured notes.  As of December 31, 2017, we had approximately $300.2 million of available borrowing capacity under our senior unsecured revolving credit facility. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Code. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Certain mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. As of December 31, 2017, we had $204.9 million of combined U.S. property mortgages and other secured debt. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants and our senior unsecured revolving credit facility, our senior unsecured term loan facility and our senior unsecured notes, and other future debt may, require us to maintain various financial ratios. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. Early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2017, we had $115.5 million of outstanding consolidated debt subject to instruments, which bear interest at variable rates, and we expect that we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which could adversely affect us.

As of December 31, 2017, we have two forward-starting interest rate swaps in place with an aggregate notional value of $100.0 million to mitigate our exposure to fluctuations in short term interest rates and fix the interest rate on our senior unsecured term loan facility.  We may continue, in a manner consistent with our qualification as a REIT, to seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements.  Such hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

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

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, the issuance of substantial additional shares or the perception that such sales or issuances might occur could materially adversely affect the market price of the shares of our common stock. Some of the potential share issuances that may adversely affect the market price of the shares of our common stock could include: the exchange of our common units in our operating partnership for our common stock, the granting, exercise or vesting of any options, restricted stock or restricted stock units or long-term incentive units in our operating partnership, or LTIP units, granted or that may be granted to certain directors, executive officers and other employees under our 2015 equity incentive plan, and other issuances of our common stock or our operating partnership’s securities exchangeable for or convertible into our common stock. Under a registration statement we have filed with the SEC, we may also offer, from time to time, equity securities (including common or preferred stock) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. No prediction can be made about the effect that future sales of our common stock will have on the market price of our shares of common stock. In addition, future sales by us of our common stock may be dilutive to existing stockholders.

Risks Related to Our Status as a REIT

Failure to qualify or to maintain our qualification as a REIT would have significant adverse consequences to the value of our common stock.

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015. The Code generally requires that a REIT distribute at least 90% of its taxable income (without regard to the dividends paid deduction and excluding net capital gains) to stockholders annually, and a REIT must pay income tax, including any applicable alternative minimum tax (which, for corporations, was repealed for tax years beginning after December 31, 2017 under the recently enacted Tax Cuts and Jobs Act (the “TCJA”)), at regular corporate rates to the extent that it distributes less than 100% of its taxable income (including capital gains) in a given year. In addition, a REIT is required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions it makes in a calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. To avoid entity-level U.S. federal income and excise taxes, we anticipate distributing at least 100% of our taxable income.

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

If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. If we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for the four subsequent taxable years. If we fail to qualify as a REIT, we would be subject to entity-level income tax, including any applicable alternative minimum tax (which, for corporations, was repealed for tax years beginning after December 31, 2017 under the TCJA), on our taxable income at regular corporate tax rates. As a result, the amount available for distribution to holders of our common stock would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and adversely affect the value of our common stock.

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

We believe our operating partnership qualifies and will continue to qualify as a partnership for U.S. federal income tax purposes. Assuming that it qualifies as a partnership for U.S. federal income tax purposes, our operating partnership generally will not be subject to U.S. federal income tax on its income. Instead, its partners, including us, generally are required to pay tax on their respective allocable share of our operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge our operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, therefore, cease to qualify as a REIT, and our operating partnership would become subject to U.S. federal, state and local income tax. The payment by our operating partnership of income tax would reduce significantly the amount of cash available to our partnership to satisfy obligations to make principal and interest payments on its debt and to make distribution to its partners, including us.

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

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is currently 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore are taxable as ordinary income when paid to such stockholders. However, the TCJA provides a deduction of up to 20% of a non-corporate taxpayer’s ordinary REIT dividends with such deduction scheduled to expire for taxable years beginning after December 31, 2025. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

In order to maintain our qualification as a REIT and to meet the REIT distribution requirements, we may need to modify our business plans. Our cash flow from operations may be insufficient to fund required distributions, for example, as a result of differences in timing between our cash flow, the receipt of income for GAAP purposes and the recognition of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the effect of limitations on interest and net operating loss deductibility under the TCJA, the creation of reserves, payment of required debt service or amortization payments, or the need to make additional investments in qualifying real estate assets. The insufficiency of our cash flow to cover our distribution requirements could require us to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, (iv) pay dividends in the form of “taxable stock dividends” or (v) use cash reserves, in order to comply with the REIT distribution requirements. As a result, compliance with the REIT distribution requirements could adversely affect the market value of our common stock. The inability of our cash flow to cover our distribution requirements could have an adverse impact on our ability to raise short and long-term debt or sell equity securities. In addition, if we are compelled to liquidate our assets to repay obligations to our lenders or make distributions to our stockholders, we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as property held primarily for sale to customers in the ordinary course of business.

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

We may face risks in connection with Section 1031 exchanges.

If a transaction intended to qualify as a tax-deferred Section 1031 exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax-deferred basis.  Under the TCJA, Section 1031 exchanges now only apply to real property and do not apply to any related personal property transferred with the real property.  As a result, any appreciated personal property that is transferred in connection with a Section 1031 exchange of real property will be recognized, and such gain is generally treated as non-qualifying income for the 95% and 75% gross income tests.  Any such non-qualifying income could have an adverse effect on our REIT status.

Legislation enacted in 2015 may alter who bears the liability in the event any subsidiary partnership (such as our operating partnership) is audited and an adjustment is assessed.

In 2015 Congress revised the rules applicable to federal income tax audits of partnerships (such as our operating partnership) and the collection of any tax resulting from any such audits or other tax proceedings, generally for taxable years beginning after December 31, 2017. Under the new rules, the partnership itself may be liable for a hypothetical increase in partner-level taxes

(including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment.  The new rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners (often referred to as a “push-out election”), subject to a higher rate of interest than otherwise would apply.  Recently released proposed Treasury Regulations provide that when a push-out election causes a partner that is itself a partnership to be assessed with its share of such additional taxes from the adjustment, such partnership may cause such additional taxes to be pushed out to its own partners.   In addition, these proposed Treasury Regulations provide that when a push-out election affects a partner that is a REIT, such REIT may be able to use deficiency dividend procedures with respect to adjustments  resulting from such election.   Many questions remain as to how the rules will apply, and it is not clear at this time what effect this legislation will have on us.  However, these changes could increase the federal income tax, interest, and/or penalties otherwise borne by us in the event of a federal income tax audit of a subsidiary partnership (such as our operating partnership).

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

Stockholders are urged to consult with their own tax advisors with respect to the impact that recently enacted tax legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.

The TCJA was signed into law on December 22, 2017. The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders.  Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers.  The TCJA also imposes new limitations on the deduction of net operating losses, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders.  Investors should consult their tax advisors regarding the implications of the TCJA on their investment in us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017, we wholly owned 46 operating properties, including 44 operating properties with approximately 3.5 million rentable square feet that are leased primarily to U.S. Government tenants and two operating properties with approximately 0.2 million rentable square feet that are entirely leased to private tenants.  In addition, we wholly owned three properties under development that we expect to encompass approximately 0.3 million square feet upon completion.  As of December 31, 2017, our operating properties were 100% leased with a weighted average annualized lease income per leased square foot of $35.81 and a weighted average age of approximately 12.1 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our operating properties as of December 31, 2017 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036		327,614	$16,041,032	12.2%	$48.96
IRS - Fresno	Fresno, CA	O	2018		180,481	7,476,056	5.7%	41.42
FBI - Salt Lake	Salt Lake City, UT	O	2032		169,542	6,746,595	5.1%	39.79
PTO - Arlington	Arlington, VA	O	2019 / 2020	(3)	189,871	6,527,123	5.0%	34.38
FBI - San Antonio	San Antonio, TX	O	2021		148,584	5,132,896	3.9%	34.55
FBI - Omaha	Omaha, NE	O	2024		112,196	4,613,840	3.5%	41.12
EPA - Kansas City	Kansas City, KS	L	2023		71,979	4,171,384	3.2%	57.95
VA - South Bend	Mishakawa, IN	OC	2032		86,363	3,964,091	3.0%	45.90
ICE - Charleston (4)	North Charleston, SC	O	2021 / 2027	(5)	86,733	3,770,148	2.9%	43.47
DOT - Lakewood	Lakewood, CO	O	2024		122,225	3,492,465	2.7%	28.57
USCIS - Lincoln	Lincoln, NE	O	2020		137,671	3,294,485	2.5%	23.93
FBI - Birmingham	Birmingham, AL	O	2020		96,278	3,204,123	2.4%	33.28
AOC - El Centro (6)	El Centro, CA	C/O	2019		46,813	3,099,437	2.4%	66.21
OSHA - Sandy	Sandy, UT	L	2024	(7)	75,000	2,972,464	2.3%	39.63
USFS II - Albuquerque	Albuquerque, NM	O	2026	(8)	98,720	2,856,835	2.2%	28.94
ICE - Albuquerque	Albuquerque, NM	O	2027		71,100	2,794,202	2.1%	39.30
DEA - Vista	Vista, CA	L	2020		54,119	2,777,302	2.1%	51.32
DEA - Pleasanton	Pleasanton, CA	L	2035		42,480	2,770,028	2.1%	65.21
USFS I - Albuquerque	Albuquerque, NM	O	2021	(8)	92,455	2,737,373	2.1%	29.61
FBI - Richmond	Richmond, VA	O	2021		96,607	2,722,195	2.1%	28.18
AOC - Del Rio (6)	Del Rio, TX	C/O	2024		89,880	2,667,861	2.0%	29.68
DEA - Dallas Lab	Dallas, TX	L	2021		49,723	2,419,214	1.8%	48.65
FBI - Little Rock	Little Rock, AR	O	2021		101,977	2,210,363	1.7%	21.68
MEPCOM - Jacksonville	Jacksonville, FL	O	2025		30,000	2,183,870	1.7%	72.80
CBP - Savannah	Savannah, GA	L	2033		35,000	2,118,784	1.6%	60.54
FBI - Albany	Albany, NY	O	2018		98,184	2,099,733	1.6%	21.39
DEA - Santa Ana	Santa Ana, CA	O	2024		39,905	2,077,243	1.6%	52.05
DOE - Lakewood	Lakewood, CO	O	2029		115,650	2,068,524	1.6%	17.89
DEA - Dallas	Dallas, TX	O	2021		71,827	1,777,432	1.4%	24.75
ICE - Otay	San Diego, CA	O	2022 / 2026	(9)	52,881	1,752,325	1.3%	35.43
NPS - Omaha	Omaha, NE	O	2024		62,772	1,751,754	1.3%	27.91
DEA - North Highlands	Sacramento, CA	O	2017		37,975	1,718,174	1.3%	45.24
CBP - Chula Vista	Chula Vista, CA	O	2018		59,397	1,710,248	1.3%	28.79
CBP - Sunburst	Sunburst, MT	O	2028		33,000	1,597,758	1.2%	48.42
USCG - Martinsburg	Martinsburg, WV	O	2027		59,547	1,574,367	1.2%	26.44
DEA - Birmingham(10)	Birmingham, AL	O	2020		35,616	1,530,595	1.2%	42.97
DEA - Otay (11)	San Diego, CA	O	2018		32,560	1,482,682	1.1%	45.54
AOC - Aberdeen (6)	Aberdeen, MS	C/O	2025		46,979	1,465,665	1.1%	31.20
DEA - Albany	Albany, NY	O	2025		31,976	1,340,361	1.0%	41.92
DEA - Riverside	Riverside, CA	O	2017		34,354	1,300,282	1.0%	37.85
AOC - South Bend (6)	South Bend, IN	C/O	2027		30,119	821,425	0.6%	27.27
DEA - San Diego	San Diego, CA	W	2032		16,100	534,011	0.4%	33.17
SSA - Mission Viejo	Mission Viejo, CA	O	2020		11,590	487,202	0.4%	42.04
SSA - San Diego	San Diego, CA	O	2032		10,856	350,123	0.3%	34.81
Subtotal					3,494,699	$130,204,070	99.2%	$37.30

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Privately Leased
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	(12)	105,641	544,405	0.4%	5.15
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	(7)	70,078	527,804	0.4%	7.53
Subtotal					175,719	$1,072,209	0.8%	$6.10
Total / Weighted Average					3,670,418	$131,276,279	100.0%	$35.81
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	The year of lease expiration does not include renewal options. All leases with renewal options are noted in the following footnotes to this table.
(3)	168,468 rentable square feet leased to the PTO will expire on March 31, 2019, and 21,403 rentable square feet leased to the PTO will expire on January 7, 2020.
(4)	This property is only partially leased to the U.S. Government. We Are Sharing Hope SC (formerly known as LifePoint, Inc.) occupies 21,609 rentable square feet.
(5)	21,609 rentable square feet leased to We Are Sharing Hope SC will expire on September 30, 2021, and 65,124 rentable square feet leased to ICE will expire on January 31, 2027.
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

Our assets are located throughout the United States. The following chart sets forth the geographic diversification of our operating properties, by market, based on the GSA’s definition of regions, as of December 31, 2017:

Location	Market	Number of Properties	Number of Leases	Rentable Square Feet	Percentage of Total Rentable Square Feet	Percent Leased	Annualized Lease Income	Percentage of Total Annualized Lease Income
State
California	Pacific Rim	14	16	947,125	25.8%	100%	$43,576,145	33.3%
Texas	Greater Southwest	5	5	430,092	11.7%	100%	12,525,207	9.5%
Utah	Rocky Mountain	2	2	244,542	6.7%	100%	9,719,059	7.4%
Nebraska	The Heartland	3	3	312,639	8.5%	100%	9,660,079	7.4%
Virginia	National Capital	2	3	286,478	7.8%	100%	9,249,319	7.0%
New Mexico	Greater Southwest	3	3	262,275	7.1%	100%	8,388,410	6.4%
Colorado	Rocky Mountain	2	2	237,875	6.5%	100%	5,560,989	4.2%
Indiana	Great Lakes	2	2	116,482	3.2%	100%	4,785,516	3.6%
Alabama	Southeast Sunbelt	2	2	131,894	3.6%	100%	4,734,718	3.6%
Kansas	The Heartland	1	1	71,979	2.0%	100%	4,171,384	3.2%
South Carolina	Southeast Sunbelt	1	2	86,733	2.4%	100%	3,770,147	2.9%
New York	Northeast	2	2	130,160	3.5%	100%	3,440,094	2.6%
Georgia	Southeast Sunbelt	2	2	140,641	3.8%	100%	2,663,189	2.0%
Arkansas	Greater Southwest	1	1	101,977	2.8%	100%	2,210,363	1.7%
Florida	Southeast Sunbelt	1	1	30,000	0.8%	100%	2,183,870	1.7%
Montana	Rocky Mountain	1	1	33,000	0.9%	100%	1,597,758	1.2%
West Virginia	Mid-Atlantic	1	1	59,547	1.6%	100%	1,574,367	1.2%
Mississippi	Southeast Sunbelt	1	1	46,979	1.3%	100%	1,465,665	1.1%

Total / Weighted Average		46	50	3,670,418	100.0%	100%	$131,276,279	100.0%
Market
Pacific Rim		14	16	947,125	25.9%	100%	$43,576,145	33.3%
Greater Southwest(1)		9	9	794,344	21.6%	100%	23,123,980	17.6%
Rocky Mountain		5	5	515,417	14.0%	100%	16,877,806	12.9%
Southeast Sunbelt(1)		7	8	436,247	11.9%	100%	14,817,589	11.3%
The Heartland		4	4	384,618	10.5%	100%	13,831,463	10.5%
National Capital		2	3	286,478	7.8%	100%	9,249,319	7.0%
Great Lakes		2	2	116,482	3.2%	100%	4,785,516	3.6%
Northeast		2	2	130,160	3.5%	100%	3,440,094	2.6%
Mid-Atlantic		1	1	59,547	1.6%	100%	1,574,367	1.2%
Total / Weighted Average		46	50	3,670,418	100.0%	100%	$131,276,279	100.0%
(1)	Two properties entirely leased to private tenants are located in the Southeast Sunbelt and Greater Southwest regions.

Our portfolio of operating properties has a stable tenant base that is diversified among U.S. Government agencies. Our U.S. Government tenant agencies include a number of the U.S. Government’s largest and most essential agencies, such as the DEA, FBI, VA and the Federal Courts. Our private tenants are United Technologies, We Are Sharing Hope SC and Lummus Corporation. As of December 31, 2017, our operating properties were 100% occupied by 23 tenants. The following table provides information about the tenants that occupied our properties as of December 31, 2017:

Tenant	Number of Properties	Number of Leases	Weighted Average Remaining Lease Term(1)	Leased Square Feet	Percentage of Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income
U.S Government
Federal Bureau of Investigation (“FBI”)	7	7	5.8	823,368	22.5%	$26,729,745	20.5%
Department of Veteran Affairs ("VA")	2	2	17.6	413,977	11.3%	20,005,123	15.2%
Drug Enforcement Administration(2) (4) (“DEA”)	11	11	4.9	432,142	11.8%	19,089,596	14.5%
Administrative Office of the U.S. Courts (“AOC”)	4	4	5.9	213,791	5.8%	8,054,388	6.1%
Immigration and Customs Enforcement(2)(3) (“ICE”)	3	3	7.9	182,522	5.0%	7,670,424	5.8%
Internal Revenue Service (“IRS”)	1	1	0.9	180,481	4.9%	7,476,056	5.7%
Patent and Trademark Office (“PTO”)	1	2	1.3	189,871	5.2%	6,527,124	5.0%
U.S. Forest Service (“USFS”)	2	2	6.1	191,175	5.2%	5,594,208	4.3%
Customs and Border Protection (“CBP”)	3	3	7.2	127,397	3.5%	5,426,790	4.1%
Environmental Protection Agency ("EPA")	1	1	5.2	71,979	2.0%	4,171,384	3.2%
Department of Transportation(3) (“DOT”)	1	2	6.3	129,659	3.5%	3,738,353	2.8%
U.S. Citizenship and Immigration Services (“USCIS”)	1	1	2.7	137,671	3.8%	3,294,485	2.5%
Occupational Safety and Health Administration ("OSHA")	1	1	6.1	75,000	2.0%	2,972,464	2.3%
Military Entrance Processing Command (“MEPCOM”)	1	1	7.7	30,000	0.8%	2,183,870	1.7%
Department of Energy (“DOE”)	1	1	11.9	115,650	3.2%	2,068,524	1.6%
National Park Service ("NPS")	1	1	6.5	62,772	1.7%	1,751,754	1.3%
U.S. Coast Guard (“USCG”)	1	1	10.0	59,547	1.6%	1,574,367	1.2%
Social Security Administration (“SSA”)	2	2	8.5	21,649	0.6%	837,325	0.6%
Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) (4)	0	0	3.0	8,680	0.2%	373,022	0.3%
U.S. Department of Agriculture(3) (“USDA”)	0	1	8.0	1,538	0.0%	54,999	0.0%
Subtotal	44	47	7.0	3,468,869	94.6%	$129,594,001	98.7%

Private Tenants
We Are Sharing Hope SC	0	1	3.8	21,609	0.6%	610,069	0.5%
United Technologies (Pratt & Whitney)	1	1	6.0	105,641	2.9%	544,405	0.4%
Lummus Corporation	1	1	10.6	70,078	1.9%	527,804	0.4%
Subtotal	2	3	7.4	197,328	5.4%	$1,682,278	1.3%
Total / Weighted Average	46	50	7.0	3,666,197	100.0%	$131,276,279	100.0%
(1)	Weighted based on leased square feet.
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

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the GSA’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties (approximately 15.1 years), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of December 31, 2017.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2017	2	72,329	2.0%	$3,018,456	2.3%	$41.73
2018	5	370,622	10.1%	12,768,719	9.7%	34.45
2019	2	215,281	5.9%	8,859,359	6.7%	41.15
2020	7	356,677	9.7%	12,060,909	9.2%	33.81
2021	7	582,782	15.9%	17,609,542	13.4%	30.22
2022	2	47,919	1.3%	1,697,326	1.3%	35.42
2023	2	177,620	4.8%	4,715,789	3.6%	26.55
2024	6	501,978	13.7%	17,575,627	13.4%	35.01
2025	3	108,955	3.0%	4,989,896	3.8%	45.80
2026	2	100,258	2.7%	2,911,834	2.2%	29.04
2027	4	225,890	6.2%	8,350,072	6.4%	36.97
Thereafter	8	905,886	24.7%	36,718,750	28.0%	40.53
Total / Weighted Average	50	3,666,197	100.0%	$131,276,279	100.0%	$35.81
(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of December 31, 2017, six tenants occupying approximately 12.8% of our rentable square feet and contributing approximately 11.4% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Information about our development properties as of December 31, 2017 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term		Estimated Rentable Square Feet
FDA - Alameda	Alameda, CA	Food and Drug Administration	L	20-year		69,624
FDA - Lenexa	Lenexa, KS	Food and Drug Administration	L	20-year	(2)	53,120
FEMA - Tracy	Tracy, CA	Federal Emergency Management Agency	W/O	20-year	(2)	210,373
Total						333,117
(1)	L=Laboratory; W=Warehouse; O=Office.
(2)	The 20-year lease term includes a firm term of 15 years and a soft term of 5 years.

Item 3. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the indicated period, the high and low sales prices for our common stock, as reported on the NYSE:

	High	Low
First Quarter 2016	$19.07	$16.41
Second Quarter 2016	19.97	17.58
Third Quarter 2016	20.82	18.80
Fourth Quarter 2016	20.54	17.94
First Quarter 2017	21.07	19.08
Second Quarter 2017	21.81	19.29
Third Quarter 2017	21.28	19.47
Fourth Quarter 2017	22.32	19.76

We had 13 stockholders of record of our common stock as of February 21, 2018. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The following table sets forth, for the indicated period, quarterly dividends that have been declared by our board of directors on our common stock:

For the Three Months Ended:	Dividend Per Share	Date Paid
March 31, 2016	$0.23	June 23, 2016
June 30, 2016	0.23	September 13, 2016
September 30, 2016	0.24	December 22, 2016
December 31, 2016	0.24	March 22, 2017
March 31, 2017	0.25	June 29, 2017
June 30, 2017	0.25	September 28, 2017
September 30, 2017	0.26	December 21, 2017
December 31, 2017	0.26	March 28, 2018

Performance Graph

The following performance chart compares the cumulative total stockholder return of our common stock with the cumulative total return of the Russell 2000 Index and the cumulative total return of the FTSE NAREIT Equity REITs Index. The FTSE NAREIT Equity REITs Index represents performance of all publicly-traded US Equity REITs not designated as Timber REITs or Infrastructure REITs.  The chart covers the period from February 6, 2015 through December 31, 2017 and assumes that $100 was invested in our common stock and in each index on February 6, 2015 and that all dividends were reinvested. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The financial information analyzed below summarizes the results of operations for Easterly for the years ended December 31, 2017 and 2016 and the combined results of operations for both Easterly (for the period subsequent to our initial public offering of February 11, 2015 through December 31, 2015) and our predecessor (as defined below) (for the period January 1, 2015 through February 10, 2015) and the results of operations for our predecessor for the years ended December 31, 2014 and 2013.

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

	For the years ended December 31,
(Amounts in thousands)	2017	2016	2015	2014	2013
Revenues
Rental income	$116,002	$93,364	$64,942	$—	$—
Tenant reimbursements	13,929	10,647	6,233	—	—
Other income	742	607	203	—	—
Income from real estate investments	—	—	—	6,324	4,006
Total revenues	130,673	104,618	71,378	6,324	4,006
Operating Expenses
Property operating	24,907	21,078	13,340	—	—
Real estate taxes	13,730	9,896	6,983	—	—
Depreciation and amortization	54,873	45,883	32,887	—	—
Acquisition costs	1,493	1,798	2,887	—	—
Formation expenses	—	—	1,666	—	—
Corporate general and administrative	12,900	12,289	8,817	9,117	4,281
Fund general and administrative	—	—	75	819	1,299
Total expenses	107,903	90,944	66,655	9,936	5,580
Operating income (loss)	22,770	13,674	4,723	(3,612)	(1,574)
Other (expenses) / income
Interest expense	(17,071)	(8,177)	(4,972)	—	—
Loss on the sale of operating property	(310)	—	—	—	—
Net realized gain on investments	—	—	—	40	—
Net unrealized gain (loss) on investments	—	—	(5,122)	71,357	27,641
Net income (loss)	$5,389	$5,497	$(5,371)	$67,785	$26,067

	For the years ended December 31,
	2017	2016	2015	2014	2013
Real estate investments, at fair value	$—	$—	$—	$267,683	$173,099
Real estate properties, net	$1,230,162	$901,422	$772,174	$—	$—
Total assets	$1,425,338	$1,046,897	$912,721	$300,505	$177,902
Debt obligations	$575,894	$292,973	$238,202	$—	$—
Dividends declared per share	$1.00	$0.92	$0.54	$—	$—
Total equity	$791,089	$698,300	$620,568	$297,184	$176,684

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the audited consolidated financial statements and related notes thereto as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 and the sections entitled “Risk Factors,” “Forward Looking Statements,” “Business,” and “Properties” contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Forward Looking Statements.”

Our Company

References to “Easterly,” “we,” “our,” “us” and “our company” refer to Easterly Government Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries including Easterly Government Properties LP, a Delaware limited partnership, which we refer to herein as our operating partnership.

We are an internally managed real estate investment trust, or REIT, focused primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate substantially all of our revenue by leasing our properties to such agencies either directly or through the U.S. General Services Administration, or GSA. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation.

As of December 31, 2017, we wholly owned 46 operating properties in the United States that are 100% leased, including 44 operating properties that are leased primarily to U.S. Government tenant agencies and two operating properties that are entirely leased to private tenants, encompassing approximately 3.7 million square feet in the aggregate. In addition, we wholly owned three properties under development that we expect to encompass approximately 0.3 million square feet upon completion.  We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet their needs and objectives.

We were incorporated in Maryland as a corporation on October 9, 2014 and did not have any meaningful operations until the completion of the formation transactions (as defined below) and our initial public offering on February 11, 2015. In connection with our initial public offering, we engaged in certain formation transactions, or the formation transactions, pursuant to which our operating partnership acquired (i) 15 properties previously owned by the Easterly Funds (as defined below), (ii) 14 properties previously owned by Western Devcon, Inc., a private real estate company, and a series of related entities beneficially owned by Michael P. Ibe, which we refer to collectively as Western Devcon and (iii) all of the ownership interests in the management entities (as defined below).

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

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We own approximately 84.4% of the aggregate operating partnership units in our operating partnership. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Since our initial public offering and the formation transactions occurred on February 11, 2015, the results of operations and financial condition for the entities acquired by us in connection with our initial public offering and the formation transactions are not included in certain historical financial statements. More specifically, our results of operations for the year ended December 31, 2015 reflect the results of operation and financial condition for our predecessor together with the entities we acquired at and after the time of our initial public offering. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition.

Financial information analyzed below reflects the audited financial statements as of December 31, 2017, included in the F pages of this Annual Report on Form 10-K.

Revision of Previously Reported Consolidated Financial Statements

In connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2017, the Company identified an error in the estimated useful life utilized to amortize certain assets associated with three properties contributed at the time of the initial public offering in the first quarter of 2015. As a result of the error, Depreciation and amortization expense had been overstated and thereby Real estate properties, net, Intangible assets, net and Equity were understated. The Company concluded that the amounts are not material to any of its previously issued consolidated financial statements. Accordingly, the Company has revised these balances in the accompanying Consolidated Financial Statements as of December 31, 2016 and for the years ended December 31, 2016 and December 31, 2015. For more information on this revision, see Note 2 in the accompanying Notes to Consolidated Financial Statements, “Revision of Previously Reported Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

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

Comparison of Results of Operations for the Years Ended December 31, 2017 and December 31, 2016

The financial information presented below summarizes the results of operations of the Company for the years ended December 31, 2017 and 2016.

	For the years ended December 31,
(Amounts in thousands)	2017	2016	Change
Revenues
Rental income	$116,002	$93,364	$22,638
Tenant reimbursements	13,929	10,647	3,282
Other income	742	607	135
Total revenues	130,673	104,618	26,055
Operating Expenses
Property operating	24,907	21,078	3,829
Real estate taxes	13,730	9,896	3,834
Depreciation and amortization	54,873	45,883	8,990
Acquisition costs	1,493	1,798	(305)
Corporate general and administrative	12,900	12,289	611
Total expenses	107,903	90,944	16,959
Operating income	22,770	13,674	9,096
Other expenses
Interest expense	(17,071)	(8,177)	(8,894)
Loss on the sale of operating property	(310)	—	(310)
Net income	$5,389	$5,497	$(108)

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes, projects and certain other expenses, and project management income.

Total revenue increased $26.1 million to $130.7 million for the year ended December 31, 2017 compared to $104.6 million for the year ended December 31, 2016.  The increase was primarily attributable to an additional $24.2 million of revenue from the four operating properties acquired since December 31, 2016 as well as a full period of operations from the seven operating properties acquired during the year ended December 31, 2016, a $1.6 million increase in rental income and other tenant reimbursements from properties owned in both periods, and a $0.2 million increase in tenant project reimbursements and the associated project management income.

Operating Expenses

Total expenses increased by $17.0 million to $107.9 million for the year ended December 31, 2017 compared to $90.9 million for the year ended December 31, 2016.

$16.7 million of the increase is attributable to our property operating expenses, real estate taxes, and depreciation and amortization from the acquisition of four operating properties since December 31, 2016 as well as a full period of operations from the seven operating properties acquired during the year ended December 31, 2016, a $1.2 million increase in operating expenses, real estate taxes and depreciation from additional capital expenditures associated with properties owned in both periods, and a $0.2 million increase related to expenses associated with projects fully reimbursed by the tenant partially offset by a $1.5 million decrease in depreciation related to the timing of intangible asset amortization.

Additionally, corporate general and administrative costs increased by $0.6 million primarily due to an increase in employee costs.  Acquisition costs decreased by $0.3 million year over year due to $0.6 million of costs capitalized associated with probable and completed operating property acquisitions during the year ended December 31, 2017 upon the adoption of ASU 2017-01 as of January 1, 2017, offset by a $0.3 million increase in acquisition costs attributable to an increase in internal employee costs associated with probable and completed operating property acquisitions.

Interest Expense

Interest expense increased $8.9 million to $17.1 million for the year ended December 31, 2017 compared to $8.2 million for the year ended December 31, 2016.  This increase is primarily due to increases of $4.4 million associated with the issuance of the senior unsecured notes, $2.6 million attributable to our $100 million senior unsecured term loan facility and interest rate swap, and $2.5 million associated with the mortgage loan secured by VA-Loma Linda offset by a decrease of $0.6 million attributable to interest on our senior unsecured credit facility.  The $0.6 million decrease in interest on our senior unsecured credit facility was primarily attributable to an increase in interest capitalized to properties under development of $0.4 million and a decrease in weighted average borrowings under our senior unsecured revolving credit facility from $196.5 million to $137.3 million year over year offset by an increase in the weighted average interest rate of 2.41% for the year ended December 31, 2017 compared to 1.89% for the year ended December 31, 2016.

Loss on the sale of operating property

On December 28, 2017, the Company sold 2650 SW 145th Avenue – Parbel of Florida to a third party. Net proceeds from the sale of operating property were approximately $10.5 million and the Company recognized a loss on the sale of operating property of approximately $0.3 million, mainly attributable to transaction costs, for the year ended December 31, 2017. This disposition was accounted for under the full accrual method.

Comparison of Results of Operations for the Years Ended December 31, 2016 and December 31, 2015

The financial information analyzed below summarizes the results of operations for Easterly for the year ended December 31, 2016 and the combined results for Easterly (for the period subsequent to our initial public offering of February 11, 2015 through December 31, 2015) and our predecessor (for the period from January 1, 2015 through February 10, 2015).

(Amounts in thousands)	For the years ended December 31,
	2016	2015	Change
Revenues
Rental income	$93,364	$64,942	$28,422
Tenant reimbursements	10,647	6,233	4,414
Other income	607	203	404
Total revenues	104,618	71,378	33,240
Operating Expenses
Property operating	21,078	13,340	7,738
Real estate taxes	9,896	6,983	2,913
Depreciation and amortization	45,883	32,887	12,996
Acquisition costs	1,798	2,887	(1,089)
Formation expenses	—	1,666	(1,666)
Corporate general and administrative	12,289	8,817	3,472
Fund general and administrative	—	75	(75)
Total expenses	90,944	66,655	24,289
Operating income (loss)	13,674	4,723	8,951
Other expenses
Interest expense	(8,177)	(4,972)	(3,205)
Net unrealized loss on investments	—	(5,122)	5,122
Net income (loss)	$5,497	$(5,371)	$10,868

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

Operating Expenses

Total expenses increased by $24.3 million to $90.9 million for the year ended December 31, 2016 compared to $66.7 million for the year ended December 31, 2015. $23.7 million of the increase is attributable to our property operating expenses, real estate taxes, and depreciation and amortization from the acquisition of seven operating properties since December 31, 2015. Corporate general and administrative costs increased by $3.5 million primarily due to an increase in employee costs and non-cash charges for long term incentive plan units in our operating partnership, or “LTIP units,” that were not granted until May 2015 and February 2016. This was offset by a $2.8 million decrease in acquisition and offering costs primarily related to the formation transactions. Additionally, fund general and administrative expenses decreased $0.1 million as we succeeded to the operations of our predecessor upon completion of our initial public offering.

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

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At December 31, 2017, we had approximately $12.7 million available in cash and cash equivalents and there was $300.2 million available under our senior unsecured revolving credit facility.

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

Equity

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

On March 3, 2017, we entered into equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., whom we refer to collectively as, the managers, pursuant to which we may issue and sell the shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through the managers, acting as sales agents and/or principals, which we refer to as our ATM program. The sales of shares of our common stock, under the equity distribution agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. The following table sets forth certain information with respect to the ATM program as of December 31, 2017 (dollars in thousands):

For the Three Months Ended:	Number of Shares Sold	Net Proceeds
June 30, 2017	87,048	$1,867
September 30, 2017	587,432	12,446
December 31, 2017	895,034	18,950
	1,569,514	$33,263

We have used the proceeds from such sales for general corporate purposes. As of December 31, 2017, we had approximately $66.4 million of gross sales of our common stock available under on our ATM program.

On October 4, 2017, the Company acquired FEMA - Tracy for which it paid as partial consideration 575,707 common units.  The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

Debt

The following table sets forth certain information with respect to the indebtedness outstanding as of December 31, 2017 (dollars in thousands):

	Principal Outstanding	Interest	Current
Loan	December 31, 2017	Rate (1)	Maturity
Revolving credit facility:
Senior unsecured revolving credit facility (2)	$99,750	L + 150bps	February 2019 (3)
Total revolving credit facility	99,750

Term loan facility:
Senior unsecured term loan facility	100,000	3.17% (4)	September 2023
Total term loan facility	100,000
Less: Total unamortized deferred financing fees	(798)
Total term loan facility, net	99,202

Notes payable:
Senior unsecured notes payable, series A	95,000	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	4.30%	May 2032
Total notes payable	175,000
Less: Total unamortized deferred financing fees	(1,308)
Total notes payable, net	173,692

Mortgage notes payable:
CBP - Savannah	14,212	3.40% (5)	July 2033
ICE - Charleston	19,804	4.21% (5)	January 2027
MEPCOM - Jacksonville	10,796	4.41% (5)	October 2025
USFS II - Albuquerque	16,893	4.46% (5)	July 2026
DEA - Pleasanton	15,700	L + 150bps (5)	October 2023
VA - Loma Linda	127,500	3.59%	July 2027
Total mortgage notes payable	204,905
Less: Total unamortized deferred financing fees	(2,031)
Less: Total unamortized premium/discount	376
Total mortgage notes payable, net	203,250

Total debt	$575,894
(1)

Current interest rates as of December 31, 2017. At December 31, 2017 the one-month LIBOR (“L”) was 1.56%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s senior unsecured revolving credit facility and senior unsecured term loan facility is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Available capacity of $300.2 million at December 31, 2017, with an accordion feature that provides additional capacity of up to $250.0 million, for a total facility size of not more than $650.0 million.

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

On March 20, 2017 we fully drew $100.0 million on our senior unsecured term loan facility which we entered into on September 29, 2016.

On May 25, 2017, our operating partnership issued $175 million of fixed rate, senior unsecured notes, which we refer to as our senior unsecured notes, in a private placement pursuant to a purchase agreement we entered into with the purchasers of the senior unsecured notes, which we refer to as the purchase agreement. Our senior unsecured notes are unconditionally guaranteed by the Company and various subsidiaries of our operating partnership, which we refer to as our subsidiary guarantors.

Subject to the terms of the purchase agreement and our senior unsecured notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, “make-whole” amount or interest under our senior unsecured notes, and (ii) a default in the payment of certain of our other indebtedness, the principal and accrued and unpaid interest and the make-whole amount on the outstanding senior unsecured notes will become due and payable at the option of the holders. The purchase agreement and the senior unsecured notes also contain various covenants, including, among others, financial covenants with respect to debt service coverage, consolidated net worth, fixed charges and consolidated leverage and covenants relating to liens. If we breach any of these covenants, the principal and accrued and unpaid interest and the make-whole amount on our outstanding senior unsecured notes will become due and payable at the option of the holders.

We may prepay at any time all, or from time to time any part of, our senior unsecured notes, in the amount not less than 5% of the aggregate principal amount of our senior unsecured notes then outstanding at (i) 100% of the principal amount so prepaid, together with accrued interest, and (ii) a make-whole amount that is calculated by discounting the value of the remaining scheduled interest payments that would otherwise be payable through the scheduled maturity date of the applicable notes on the principal amount being prepaid. We have the right to make tender offers and are required to make other prepayment offers under the terms set forth in the purchase agreement.

On June 28, 2017, we, through a wholly-owned subsidiary of our operating partnership, entered into a $127.5 million mortgage loan secured by VA – Loma Linda.

Our senior unsecured credit facility, senior unsecured term loan facility, senior unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2017, we were in compliance with the applicable financial covenants.

The chart below details our debt capital structure as of December 31, 2017 (dollars in thousands):

Debt Capital Structure	December 31, 2017
Total principal outstanding	$579,655
Weighted average maturity	7.8 years
Weighted average interest rate	3.6%
% Variable debt	19.9%
% Fixed debt	80.1%
% Secured debt	35.3%

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 (amounts in thousands):

	Payments due by period
	Total	2018	2019	2020	2021	2022	Thereafter
Mortgage principal and interest	$268,436	$10,657	$10,656	$10,700	$11,199	$12,059	$213,165
Senior unsecured revolving credit facility principal and interest	104,203	4,001	100,202	—	—	—	—
Senior unsecured term loan facility principal and interest	118,297	3,185	3,185	3,185	3,185	3,185	102,372
Senior unsecured notes payable principal and interest	253,404	7,213	7,213	7,213	7,213	7,213	217,339
Development property obligations (1)	43,968	34,784	9,184	—	—	—	—
Corporate office lease	1,854	462	479	496	352	65	—
Total	$790,162	$60,302	$130,919	$21,594	$21,949	$22,522	$532,876
(1)

Due to the long-term nature of certain construction and development contracts included in this line, the amounts reported in the table represent our estimate of the timing for the related obligations being paid.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2017	May 3, 2017	June 14, 2017	June 29, 2017	0.25
Q2 2017	August 2, 2017	September 13, 2017	September 28, 2017	0.25
Q3 2017	November 2, 2017	December 6, 2017	December 21, 2017	0.26
Q4 2017	February 21, 2018	March 13, 2018	March 28, 2018	0.26

Prior to the end of the performance period as set forth in the applicable LTIP unit award, holders of LTIP units are entitled to receive dividends per LTIP unit equal to 10% of the dividend paid per common unit of our operating partnership.  After the end of the performance period, the number of LTIP units, both vested and unvested, that LTIP award recipients have earned, if any, are entitled to receive dividends in an amount per LTIP unit equal to dividends, both regular and special, payable per common unit of our operating partnership.

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

Comparison of Cash Flow for the Years Ended December 31, 2017 and December 31, 2016

The following table sets forth a summary of cash flows for our company for the years ended December 31, 2017 and 2016:

	For the years ended December 31,
	2017	2016	Change
(Amounts in thousands)
Net cash (used in) provided by:
Operating activities	$49,231	$47,377	$1,854
Investing activities	(397,747)	(170,191)	(227,556)
Financing activities	356,353	119,483	236,870

Operating Activities

The company generated $49.2 million and $47.4 million of cash from operating activities during the years ended December 31, 2017 and 2016, respectively. Net cash provided by operating activities for the year ended December 31, 2017 includes $53.2 million in net cash from rental activities net of expenses offset by $4.0 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash provided by operating activities for the year ended

December 31, 2016 includes $47.7 million in net cash from rental activities net of expenses offset by $0.3 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities.

Investing Activities

The company used $397.7 million and $170.2 million in cash for investing activities during the years ended December 31, 2017 and 2016, respectively. Net cash used in investing activities for the year ended December 31, 2017 primarily includes $404.0 million in real estate acquisitions related to the purchase of four operating properties and two properties in development and $3.9 million in additions to operating properties partially offset by $10.5 million in proceeds from the sale of one operating property. Net cash used in investing activities for the year ended December 31, 2016 primarily includes $166.6 million in real estate acquisitions related to the purchase of seven operating properties and one property placed in development.

Financing Activities

The company generated $356.4 million and $119.5 million in cash from financing activities during the years ended December 31, 2017 and 2016, respectively. Net cash provided by financing activities for the year ended December 31, 2017 includes $100.0 million in draws under our senior unsecured term loan facility, $175.0 million in proceeds from the issuance of senior unsecured notes, $127.5 million in mortgage notes, $126.3 million in gross proceeds from issuance of shares of our common stock, offset by $112.4 million in net pay downs under our senior unsecured revolving credit facility, $49.2 million in dividends, $3.4 million in payment of deferred financing costs, $4.5 million in payment of deferred offering costs and $3.0 million in mortgage debt repayment. Net cash provided by financing activities for the year ended December 31, 2016 includes $110.0 million in proceeds from the issuance of shares of our common stock and $57.8 million in net draw downs on our senior unsecured credit facility offset by $40.3 million in dividends and distributions paid, $4.2 million in offering costs, $2.9 million in mortgage debt repayment and $0.9 million in additional deferred financing costs associated with our senior unsecured term loan facility.

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

Operating Activities

The company generated $47.4 million and $30.0 million of cash from operating activities during the years ended December 31, 2016 and 2015, respectively. Net cash provided by operating activities for the year ended December 31, 2016 includes $47.7 million in net cash from rental activities net of expenses offset by $0.3 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash from operating activities for the year ended December 31, 2015 includes $29.9 million in rental activities net of expenses and $0.1 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities.

Investing Activities

The company used $170.2 million and $164.6 million in cash for investing activities during the years ended December 31, 2016 and 2015, respectively. Net cash used in investing activities for the year ended December 31, 2016 primarily includes $166.6 million in real estate acquisitions related to the purchase of seven operating properties and one property placed in development. Net cash used for investing activities for the year ended December 31, 2015 includes $170.2 million related to the purchase of seven new properties purchased subsequent to our initial public offering offset by $6.2 million in cash assumed in formation.

Financing Activities

The company generated $119.5 million and $111.3 million in cash from financing activities during the years ended December 31, 2016 and 2015, respectively. Net cash provided by financing activities for the year ended December 31, 2016 includes $110.0 million in proceeds from the issuance of shares of our common stock and $57.8 million in net draw downs on our senior unsecured credit facility offset by $40.3 million in dividends and distributions paid, $4.2 million in offering costs, $2.9 million in mortgage debt repayment and $0.9 million in additional deferred financing costs associated with our senior unsecured term loan facility. Net cash provided by financing activities for the year ended December 31, 2015 includes $193.5 million net proceeds from our initial public offering, $75.6 million of contributions related to the private placement that occurred simultaneously with our initial public offering, and $154.4 million in credit facility draws offset by $293.4 million in debt repayment as part of the formation transaction, $5.4 million in distributions, $3.5 million in deferred financing costs paid, $21.5 million in dividends and $2.0 million of offering costs.  Additionally, we entered into $15.7 million of mortgage debt upon the acquisition of DEA-Pleasanton in the fourth quarter of 2015.

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

We adjust FFO to present FFO, as Adjusted as an alternative measure of our operating performance, which, when applicable, excludes the impact of acquisition costs, straight-line rent, above-/below-market leases, non-cash interest expense and non-cash compensation. By excluding income and expense items such as straight-line rent, above-/below-market leases, non-cash interest expense, non-cash compensation and other non-cash items including amortization of lease inducements from FFO, as Adjusted, we believe we provide useful information as these items have no cash impact.  In addition, by excluding acquisition related costs we believe FFO, as Adjusted provides useful information that is comparable across periods and more accurately reflects the operating performance of our properties.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	For the years ended December 31,
	2017	2016	2015
Net income (loss)	$5,389	$5,497	$(5,371)
Depreciation and amortization	54,873	45,883	32,887
Loss on the sale of operating property	310	—	—
Net unrealized loss on investments	—	—	5,122
Funds From Operations	60,572	51,380	32,638
Adjustments to FFO:
Acquisition costs	1,493	1,798	2,887
Offering costs	—	—	1,666
Straight-line rent and other non-cash adjustments	(2,778)	(108)	(217)
Above-/below-market leases	(8,517)	(7,153)	(4,866)
Non-cash interest expense	1,096	814	676
Non-cash compensation	2,963	2,905	1,867
Funds From Operations, as Adjusted	$54,829	$49,636	$34,651

Factors That May Influence Future Results of Operations

Formation Transactions

While the Easterly Funds, which were controlled by our predecessor, qualified for investment company accounting, following our initial public offering, we have used historical cost accounting instead of investment company accounting to account for the properties owned by the Easterly Funds. Moving from investment company accounting to historical cost accounting resulted in a significant change in the presentation of our consolidated financial statements following the formation transactions. Therefore our financial condition and results of operations after our initial public offering differ significantly from, and are not be comparable with, the historical financial position and results of operations of our predecessor.

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

Substantially all of our rental income comes from U.S. Government tenants. We expect that leases to agencies of the U.S. Government will continue to be our primary source of revenues for the foreseeable future. Due to such concentration, adverse events or conditions that affect the U.S. Government could have a more negative effect on our financial condition and operations than if our tenant base was more diverse. However, positive or negative changes in conditions in local markets, such as changes in economic or other conditions, employment rates, local tax and budget conditions, recession, competition for real property investments in these markets, uncertainty about the future and other factors are significantly less likely to impact our overall performance.

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

Development Activities

As of December 31, 2017, we had three properties under development.  We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit new developments and redevelopments for existing U.S. Government tenant agencies. These development activities may include some risks such as:

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2017.

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

Tenant reimbursement income (scheduled rent increases based on increases in real estate taxes, operating expenses and utility usage, projects and other reimbursements) is recognized by us in the consolidated statements of operations once services are rendered, fees are determinable and collectability is assured. We recognize revenue from tenant construction projects using the percentage of completion method when the revenue and costs for such projects can be estimated with reasonable accuracy; when these criteria do not apply to a project, we recognize revenue from that project using the completed contract method. Under the percentage of completion method, we recognize a percentage of the total estimated revenue on a project based on the cost of services provided on the project as of a point in time relative to the total estimated costs on the project. For the year ended December 31, 2017, we incurred $3.8 million in expenses associated with projects and other services that were fully reimbursed by our tenants and $0.6 million in associated income. For the year ended December 31, 2016, we incurred $3.8 million in expenses associated with projects and other services that were fully reimbursed by our tenants and $0.5 million in associated income.  For the year ended December 31, 2015, we incurred $1.2 million in expenses associated with projects and other services that were fully reimbursed by our tenants and $0.2 million in associated income.  Fully reimbursed income was included within “Tenant reimbursements” and associated expenses were included in “Property operating” expenses.  Income on these projects was included in “Other income”.

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

The Company will adopt ASU 2014-09 using the modified retrospective approach. The Company has evaluated the impact of this new guidance and notes the adoption of this guidance will not be material to its financial results. Additional information about the Company’s revenue streams and other considerations are summarized below.

Rental income from real property – is derived from rental agreements, whereby 44 of the Company’s operating properties are leased primarily to the U.S. Government and two of the Company’s operating properties are entirely leased to private tenants. Rental income from real property is specifically excluded from ASU 2014-09.

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

As of December 31, 2017, the Company had a sublease for office space in Washington D.C. expiring in June 2021 and a lease for office space in San Diego, CA expiring in April 2022.  The remaining contractual payments under the Company’s lease and sublease for office space aggregate $1.9 million.

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

As of December 31, 2017, $464.2 million, or 80.1% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $115.5 million, or 19.9% had variable interest rates.  If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.3 million annually.

Item 8. Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a -15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2017. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment management concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10 K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes certain information about our equity compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)(2)	2,079,297	$—	3,133,955
Equity compensation plans not approved by stockholders	—	—	—
Total	2,079,297	$—	3,133,955
(1)

The amount in column (a) includes 2,079,297 LTIP units issued under our 2015 equity incentive plan that, upon the satisfaction of certain conditions, are convertible into common units, which may then be redeemed for cash, or, at our option, an equal number of shares of common stock, subject to certain restrictions.  There is no exercise price associated with LTIP units.

(2)	The amount in column (c) excludes the number of LTIP units referenced in column (a) and 60,707 shares of restricted common stock issued under our 2015 equity incentive plan.

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

The financial statements listed in the accompanying index to financial statements beginning on page F-1 are filed as a part of this report.

2.	Financial Statement Schedule

The financial statement schedule listed in the accompanying index to financial statements beginning on page S-1 are filed as a part of this report.

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following documents are filed as exhibits to this report:

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

101*

The following materials from Easterly Government Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the related notes to these consolidated financial statements

†	Exhibit is a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 1, 2018.

EASTERLY GOVERNMENT PROPERTIES, INC.

By:	/s/ William C. Trimble, III
Name:	William C. Trimble, III
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Trimble, III	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2018
William C. Trimble, III

/s/ Meghan G. Baivier	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	March 1, 2018
Meghan G. Baivier

/s/ Alison M. Bernard	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 1, 2018
Alison M. Bernard

/s/ Darrell W. Crate	Chairman of the Board of Directors	March 1, 2018
Darrell W. Crate

/s/ Michael P. Ibe	Director, Vice Chairman of the Board of Directors and Executive Vice President—Development and Acquisitions	March 1, 2018
Michael P. Ibe

/s/ William H. Binnie	Director	March 1, 2018
William H. Binnie

/s/ Cynthia A. Fisher	Director	March 1, 2018
Cynthia A. Fisher

/s/ Emil W. Henry, Jr.	Director	March 1, 2018
Emil W. Henry, Jr.

/s/ James E. Mead	Director	March 1, 2018
James E. Mead

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Easterly Government Properties, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Easterly Government Properties, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 1, 2018

We have served as the Company’s or its predecessor’s auditor since 2014.

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31, 2017	December 31, 2016
Assets
Real estate properties, net	$1,230,162	$901,422
Cash and cash equivalents	12,682	4,845
Restricted cash	3,519	1,646
Deposits on acquisitions	750	1,750
Rents receivable	12,751	8,544
Accounts receivable	9,347	5,823
Deferred financing, net	945	2,787
Intangible assets, net	143,063	114,873
Interest rate swaps	4,031	3,785
Prepaid expenses and other assets	8,088	1,422
Total assets	$1,425,338	$1,046,897
Liabilities
Revolving credit facility	99,750	212,167
Term loan facility, net	99,202	—
Notes payable, net	173,692	—
Mortgage notes payable, net	203,250	80,806
Intangible liabilities, net	38,569	41,840
Accounts payable and accrued liabilities	19,786	13,784
Total liabilities	634,249	348,597

Commitments and contingencies (Note 10)

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 44,787,040 and 36,874,810 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	448	369
Additional paid-in capital	740,546	597,164
Retained earnings	7,127	2,679
Cumulative dividends	(83,718)	(42,794)
Accumulated other comprehensive income	3,403	3,038
Total stockholders' equity	667,806	560,456
Non-controlling interest in Operating Partnership	123,283	137,844
Total equity	791,089	698,300
Total liabilities and equity	$1,425,338	$1,046,897

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

	For the years ended December 31,
	2017	2016	2015
Revenues
Rental income	$116,002	$93,364	$64,942
Tenant reimbursements	13,929	10,647	6,233
Other income	742	607	203
Total revenues	130,673	104,618	71,378
Operating expenses
Property operating	24,907	21,078	13,340
Real estate taxes	13,730	9,896	6,983
Depreciation and amortization	54,873	45,883	32,887
Acquisition costs	1,493	1,798	2,887
Formation expenses	—	—	1,666
Corporate general and administrative	12,900	12,289	8,817
Fund general and administrative	—	—	75
Total expenses	107,903	90,944	66,655
Operating income	22,770	13,674	4,723
Other expenses
Interest expense, net	(17,071)	(8,177)	(4,972)
Loss on the sale of operating property	(310)	—	—
Net unrealized loss on investments	—	—	(5,122)
Net income (loss)	5,389	5,497	(5,371)
Non-controlling interest in Operating Partnership	(941)	(1,534)	4,087
Net income (loss) available to Easterly Government Properties, Inc.	$4,448	$3,963	$(1,284)
Net income (loss) available to Easterly Government Properties, Inc. per share:
Basic	$0.11	$0.13	$(0.06)
Diluted	$0.10	$0.12	$(0.06)
Weighted- average common shares outstanding
Basic	39,607,740	30,645,279	21,430,016
Diluted	41,563,540	32,372,538	21,430,016

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except share amounts)

	For the years ended December 31,
	2017	2016	2015
Net income (loss)	$5,389	$5,497	$(5,371)
Other comprehensive income:
Unrealized gain on interest rate swaps, net	246	3,785	—
Other comprehensive income	246	3,785	—
Comprehensive income (loss)	5,635	9,282	(5,371)
Non-controlling interest in Operating Partnership	(941)	(1,534)	4,087
Other comprehensive (income) loss attributable to non-controlling interest	119	(747)	—
Comprehensive income (loss) attributable to Easterly Government Properties, Inc.	$4,813	$7,001	$(1,284)

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Member Capital / (Deficit)	Non- controlling Interests	Total Equity
Balance at December 31, 2014	1,000	—	1	—	—	—	—	13,336	283,847	297,184
Distributions		—	—	—	—	—	—	(9)	(5,432)	(5,441)
Exchange of members' capital and non-controlling interests for common units and common stock	3,308,000	33	67,312	—	—	—	194,530	(12,738)	(249,137)	—
Public Offering	13,800,000	138	191,445	—	—	—	—	—	—	191,583
Proceeds of private placement	7,033,712	70	105,435	—	—	—	—	(589)	(29,278)	75,638
Contribution of Western Devcon Properties for common units		—	—	—	—	—	86,597	—	—	86,597
Stock based compensation		—	292	—	—	—	1,575	—	—	1,867
Grant of unvested restricted stock	26,667	—	—	—	—	—	—	—	—	—
Buyback of common stock and retirement	(1,000)	—	(1)	—	—	—	—	—	—	(1)
Dividends and distributions paid		—	—	—	(13,051)	—	(8,437)	—	—	(21,488)
Net loss		—	—	(1,284)	—	—	(4,087)	—	—	(5,371)
Allocation of NCI in Operating Partnership		—	27,283	—	—	—	(27,283)	—	—	—
Balance at December 31, 2015	24,168,379	241	391,767	(1,284)	(13,051)	—	242,895	—	—	620,568
Stock based compensation		—	296	—	—	—	2,609	—	—	2,905
Grant of unvested restricted stock	16,128	—	—	—	—	—	—	—	—	—
Dividends and distributions paid		—	—	—	(29,743)	—	(10,551)	—	—	(40,294)
Redemption of common units to common stock	6,471,258	66	99,766	—	—	—	(99,832)	—	—	—
Issuance of common stock, net	6,219,045	62	105,777	—	—	—	—	—	—	105,839
Unrealized gain on interest rate swaps		—	—	—	—	3,038	747	—	—	3,785
Net income		—	—	3,963	—	—	1,534	—	—	5,497
Allocation of NCI in Operating Partnership		—	(442)	—	—	—	442	—	—	—
Balance at December 31, 2016	36,874,810	369	597,164	2,679	(42,794)	3,038	137,844	—	—	698,300
Stock based compensation		—	322	—	—	—	2,641	—	—	2,963
Grant of unvested restricted stock	17,912	—	—	—	—	—	—	—	—	—
Dividends and distributions paid		—	—	—	(40,924)	—	(8,256)	—	—	(49,180)
Redemption of common units to common stock	1,379,804	14	20,658	—	—	—	(20,672)	—	—	—
Contribution of Property for common units		—	—	—	—	—	11,531	—	—	11,531
Issuance of common stock, net	6,514,514	65	121,775	—	—	—	—	—	—	121,840
Unrealized gain on interest rate swaps		—	—	—	—	365	(119)	—	—	246
Net income		—		4,448	—	—	941	—	—	5,389
Allocation of NCI in Operating Partnership		—	627	—	—	—	(627)	—	—	—
Balance at December 31, 2017	44,787,040	448	740,546	7,127	(83,718)	3,403	123,283	—	—	791,089

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$5,389	$5,497	$(5,371)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	54,873	45,883	32,887
Straight line rent	(2,782)	(108)	(220)
Amortization of above- / below-market leases	(8,517)	(7,153)	(4,866)
Amortization of unearned revenue	(106)	(105)	—
Amortization of loan premium / discount	(85)	(85)	(81)
Amortization of deferred financing costs	1,181	899	756
Loss on the sale of operating property	310	—	—
Contributions to investments	—	—	(257)
Net unrealized loss on investments	—	—	5,122
Non-cash compensation	2,963	2,905	1,867
Net change in:
Rents receivable	(1,428)	(1,902)	(4,868)
Accounts receivable	(3,524)	(2,903)	(331)
Prepaid expenses and other assets	(1,592)	87	(779)
Accounts payable and accrued liabilities	2,549	4,362	6,091
Net cash provided by operating activities	49,231	47,377	29,950
Cash flows from investing activities
Real estate acquisitions and deposits	(392,588)	(168,719)	(170,188)
Cash assumed in formation	—	—	6,187
Additions to operating properties	(3,948)	(1,298)	(453)
Additions to development properties	(9,877)	(264)	—
Proceeds from sale of operating property, net	10,539	—	—
Restricted cash	(1,873)	90	(98)
Net cash (used in) investing activities	(397,747)	(170,191)	(164,552)
Cash flows from financing activities
Payment of deferred financing costs	(3,440)	(955)	(3,523)
Issuance of common shares	126,331	110,032	193,545
Repurchase of initial shares	—	—	(1)
Proceeds from private placement	—	—	75,638
Credit facility draws	161,000	87,250	184,917
Credit facility repayments	(273,417)	(29,500)	(30,500)
Term loan draws	100,000	—	—
Issuance of notes payable	175,000	—	—
Borrowings on mortgage notes payable	127,500	—	15,700
Repayments of mortgage notes payable	(2,977)	(2,857)	(2,163)
Debt payoff	—	—	(293,381)
Dividends and distributions paid	(49,180)	(40,294)	(21,488)
Distributions	—	—	(5,441)
Payment of offering costs	(4,464)	(4,193)	(1,962)
Net cash provided by financing activities	356,353	119,483	111,341
Net increase (decrease) in cash and cash equivalents	7,837	(3,331)	(23,261)
Cash and cash equivalents, beginning of year	4,845	8,176	31,437
Cash and cash equivalents, end of year	$12,682	$4,845	$8,176

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows (amounts in thousands):

	For the years ended December 31,
	2017	2016	2015
Cash paid for interest, net of capitalized interest	$15,165	$7,438	$4,051
Supplemental disclosure of non - cash information
Additions to operating properties	$265	$16	$26
Additions to development properties	3,293	3	—
Deferred offering accrued, not paid	27	—	—
Unrealized gain on interest rate swaps, net	246	3,785	—
Easterly properties, debt and net assets contributed for common stock and common units	—	—	260,687
Western Devcon properties and debt contributed for common units	—	—	86,597
Properties acquired for common units	11,531	—	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(20,672)	$(99,832)	$—
Common Stock	14	66	—
Additional paid-in capital	20,658	99,766	—
Total	$—	$—	$—

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

We are an internally managed REIT, focused primarily on the acquisition, development, and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate substantially all of our revenue by leasing our properties to such agencies either directly or through the U.S. General Services Administration (the “GSA”). Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation.

As of December 31, 2017, we wholly owned 46 operating properties in the United States, including 44 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 3.7 million square feet (square feet unaudited herein and throughout the Notes) in the aggregate. In addition, we wholly owned three properties under development encompassing approximately 0.3 million square feet. We focus on acquiring, developing, and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives.

We were incorporated in Maryland as a corporation on October 9, 2014 and did not have any meaningful operations until the completion of the formation transactions and our initial public offering on February 11, 2015 (the “IPO”).

In connection with the IPO, we engaged in certain formation transactions (the “formation transactions”) pursuant to which the Operating Partnership acquired (i) 15 properties previously owned by the Easterly Funds (as defined below) in exchange for 3,308,000 shares of common stock and 8,635,714 common units of limited partnership interests in the Operating Partnership (“common units”) (ii) 14 properties previously owned by Western Devcon, Inc., a private real estate company and a series of related entities beneficially owned by Michael P. Ibe (collectively, “Western Devcon”), in exchange for 5,759,819 common units and (iii) all of the ownership interests in the management entities (as defined below) in exchange for 1,135,406 common units. Since the IPO through December 31, 2017, we have acquired 18 additional operating properties and three development properties.

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

All of the Company’s assets and its operations are primarily conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned 84.4% of the Operating Partnership’s common units at December 31, 2017. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015.

Principles of Consolidation

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, including Easterly Government Properties TRS, LLC and Easterly Government Services, LLC, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Due to the timing of the IPO and the formation transactions, the Company’s results of operations for the year ended December 31, 2015 reflect the results of operations of the Predecessor combined with the Company for the period prior to February 11, 2015, and the Company’s consolidated results for the period from February 11, 2015 through December 31, 2015.

2. Summary of Significant Accounting Policies

Revision of Previously Reported Consolidated Financial Statements

In connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2017, the Company identified an error in the estimated useful life utilized to amortize certain assets associated with three properties contributed at the time of the initial public offering in the first quarter of 2015. As a result of the error, Depreciation and amortization expense had been overstated and thereby Real estate properties, net, Intangible assets, net and Equity were understated. The Company concluded that the amounts are not material to any of its previously issued consolidated financial statements. However, to maintain proper comparability between our financial statements we have elected to revise prior periods. Accordingly, the Company has revised these balances in the accompanying consolidated financial statements as of December 31, 2016 and for the years ended December 31, 2016 and December 31, 2015 as outlined below. The effects of this revision to the consolidated financial statements are as follows (in thousands, except for per share data).

Effect of Revision As of and For the Year Ended December 31, 2016	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet
Real estate properties, net	$901,066	$356	$901,422
Intangible assets, net	$113,795	$1,078	$114,873
Total assets	$1,045,463	$1,434	$1,046,897
Total equity	$696,866	$1,434	$698,300

Consolidated Statement of Operations
Depreciation and amortization	$46,643	$(760)	$45,883
Total expenses	$91,704	$(760)	$90,944
Net income	$4,737	$760	$5,497
Net income available to Easterly Government Properties, Inc.	$3,415	$548	$3,963
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.11	$0.02	$0.13
Diluted	$0.10	$0.02	$0.12

Consolidated Statement of Comprehensive Income
Comprehensive income	$8,522	$760	$9,282

Effect of Revision For the Year Ended December 31, 2015	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Operations
Depreciation and amortization	$33,561	$(674)	$32,887
Total expenses	$67,329	$(674)	$66,655
Net loss	$(6,045)	$674	$(5,371)
Net loss available to Easterly Government Properties, Inc.	$(1,694)	$410	$(1,284)
Net loss available to Easterly Government Properties, Inc. per share:
Basic	$(0.08)	$0.02	$(0.06)
Diluted	$(0.08)	$0.02	$(0.06)

Consolidated Statement of Comprehensive Income
Comprehensive loss	$(6,045)	$674	$(5,371)

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Accounting Policies

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

Rent Receivable and Accounts Receivable

Rent receivable and Accounts receivable on the accompanying Consolidated Balance Sheets includes accrued rental income and other tenant accounts receivable, respectively.  The Company accrues rental and other tenant income earned, but not yet receivable, in accordance with GAAP.

Deferred Costs

Deferred financing fees and debt issuance costs include costs incurred in obtaining debt that are capitalized and are presented as a direct deduction from the carry amount of the associated debt liability that is not a line-of-credit arrangement on the accompanying Consolidated Balance Sheets. Deferred financing fees and debt issuance costs related to line-of-credit arrangements are presented as an asset in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The deferred financing fees and debt issuance costs are amortized through interest expense over the life of the respective loans on a basis which approximates the effective interest method. Any unamortized amounts upon early repayment of debt are written off in the period of repayment as a loss on extinguishment of debt. Fully amortized deferred financing fees and debt issuance costs are removed from the books upon maturity of the underlying debt.

Deferred offering costs include certain legal, accounting and other third party fees that are directly associated with in-process equity financings until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to capital. Should the equity financing no longer be considered probable of being consummated, the deferred offering costs would be expensed immediately as a charge to corporate general and administrative expenses in the accompanying Consolidated Statement of Operations.

Deferred leasing commissions include commissions, compensation costs of leasing personnel, and other direct and incremental costs incurred to obtain new tenant leases as well as to renew existing tenant leases, and are presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. Leasing commission are capitalized and amortized over the terms of the related leases upon lease commencement using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized costs related to the lease are accelerated into amortization expense. Changes in leasing commissions are presented in the cash flows from operating activities section of the accompanying Consolidated Statements of Cash Flows.

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

Tenant reimbursement income (scheduled rent increases based on increases in real estate taxes, operating expenses and utility usage, projects and other reimbursements) is recognized by us in the consolidated statements of operations once services are rendered, fees are determinable and collectability is assured. We recognize revenue from tenant construction projects using the percentage of completion method when the revenue and costs for such projects can be estimated with reasonable accuracy; when these criteria do not apply to a project, we recognize revenue from that project using the completed contract method. Under the percentage of completion method, we recognize a percentage of the total estimated revenue on a project based on the cost of services provided on the project as of a point in time relative to the total estimated costs on the project. For the year ended December 31, 2017, we incurred $3.8 million in expenses associated with projects and other services that were fully reimbursed by our tenants and earned $0.6 million in associated income. For the year ended December 31, 2016, we incurred $3.8 million in expenses associated with projects and other services that were fully reimbursed by our tenants and earned $0.5 million in associated income.  For the year ended December 31, 2015, we incurred $1.2 million in expenses associated with projects and other services that were fully reimbursed by our tenants and $0.2 million in associated income.  Fully reimbursed income was included within “Tenant reimbursements” and associated expenses were included in “Property operating” expenses.  Income on these projects was included in “Other income”.

Income Taxes

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute to our stockholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, and on taxable income that we do not distribute to our stockholders. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a management business) through Taxable REIT Subsidiaries (“TRSs”) and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. For the years ended December 31, 2017, 2016 and 2015, we did not incur any material tax liability associated with any of the above.

We do not anticipate any potential expense related to uncertain tax positions as we closely monitor our REIT compliance, do not have any prohibited transactions related to property sales, and neither the states in which we operate nor our foreign investors subject us to withholding tax requirements.

The following table reconciles GAAP net income to taxable income:

	For the years ended December 31,
	2017		2016		2015
Net income (loss)	$5,389		$5,497		$(5,371)
Book depreciation and amortization	54,782		45,797		32,809
Above/Below market lease amortization	(8,517)		(7,153)		(4,866)
Straight-line rent and other non-cash adjustments	(2,776)		(108)		(220)
Book/Tax differences on offering and acquisition costs at IPO	—		—		2,928
Book/Tax differences on unearned rent	16		(37)		2,138
Book/Tax differences on stock based compensation	2,663		2,780		1,867
Book/Tax differences on post IPO property acquisition costs	—		620		856
Other book/tax differences, net	383		901		(214)
Tax depreciation	(25,552)		(20,622)		(16,451)
Loss attributable to non-controlling interest	(5,180)		(8,474)		(7,956)
Loss attributable to predecessor	—		—		5,581
Taxable income subject to distribution requirements	$21,208	(1)	$19,201	(2)	$11,101	(3)
(1)	The Company’s distributions are characterized as 47.24% ordinary taxable dividend and 52.76% return of capital.
(2)	The Company’s distributions are characterized as 59.32% ordinary taxable dividend and 40.68% return of capital.
(3)	The Company’s distributions are characterized as 85.06% ordinary taxable dividend and 14.94% return of capital.

Stock Based Compensation

The Company grants equity-based compensation awards to its officers, employees and non-employee directors in the form of restricted shares of common stock and long-term incentive plan units in the Operating Partnership (“LTIP units”).  See Note 7 (Equity) for further discussion of restricted shares of common stock and LTIP units. The restricted shares of common stock and LTIP units issued to officers, employees, and non-employee directors vest over a period of time as determined by our board of directors at the date of grant. The Company recognizes compensation expense for non-vested restricted shares of common stock and LTIP units granted to officers, employees and non-employee directors on a straight-line basis over the requisite service and/or performance period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.

Earnings Per Share of Common Stock Amount

Basic earnings per share is calculated by dividing net income available to Easterly Government Properties Inc. by the weighted-average number of shares of common stock outstanding during the period, excluding the weighted average number of unvested restricted shares. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period plus other potentially dilutive securities such as unvested restricted shares that would be issued in the event that common units of the Operating Partnership are redeemed for shares of common stock of the Company. Unvested restricted shares and LTIP units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.

Segments

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All revenue has been generated and all tangible assets are held in the United States.

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

On January 1, 2017, the Company adopted ASU No. 2016-09, Compensation – Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The implementation of this update did not have an impact on our consolidated financial statements.

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

The Company will adopt ASU 2014-09 using the modified retrospective approach. The Company has evaluated the impact of this new guidance and notes the adoption of this guidance will not be material to its financial results. Additional information about the Company’s revenue streams and other considerations are summarized below.

Rental income from real property – is derived from rental agreements, whereby 44 of the Company’s operating properties are leased primarily to the U.S. Government and two of the Company’s operating properties are entirely leased to private tenants. Rental income from real property is specifically excluded from ASU 2014-09.

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

As of December 31, 2017, the Company had a sublease for office space in Washington D.C. expiring in June 2021 and a lease for office space in San Diego, CA expiring in April 2022.  The remaining contractual payments under the Company’s lease and sublease for office space aggregate $1.9 million.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which provides classification guidance for certain cash receipts and cash payments including payment of debt extinguishment costs, settlement of zero-coupon debt instruments, insurance claim payments and distributions from equity method investees. The Company will adopt the standard effective January 1, 2018 and the implementation of this update will not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those years, with early adoption permitted, and should be applied using a retrospective transition method to each period presented. Upon the adoption of ASU 2016-18, the Company will reconcile both cash and cash equivalents and restricted cash in the accompanying Statements of Cash Flows, whereas under the current guidance the Company explains the changes during the period for cash and cash equivalents only. The Company will adopt the standard effective January 1, 2018.

In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.”  This ASU also adds guidance for partial sales of nonfinancial assets.  The Company will adopt the standard effective January 1, 2018 using the modified retrospective method and the implementation of this update will not have a material impact on our consolidated financial statements.

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

3. Real Estate and Intangibles

Acquisitions

During the year ended December 31, 2017, we acquired four operating properties, OSHA – Sandy, VA – Loma Linda, FBI – Salt Lake, and VA – South Bend in asset acquisitions for an aggregate purchase price of $385.3 million, of which VA – Loma Linda comprised $212.6 million. During the year ended December 31, 2016, we acquired seven operating properties, ICE – Albuquerque, NPS – Omaha, DEA – Birmingham, FBI – Birmingham, EPA – Kansas City, FBI – Albany and AOC – South Bend for an aggregate purchase price of $156.9 million. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Real estate
Land	$20,839	$8,496
Building	319,698	127,430
Acquired tenant improvements	7,690	5,070
Total real estate	348,227	140,996
Intangible assets
In-place leases	30,458	18,742
Acquired leasing commissions	12,992	2,949
Total intangible assets	43,450	21,691
Intangible liabilities
Below-market leases	(6,357)	(5,798)
Total intangible liabilities	(6,357)	(5,798)
Purchase price	$385,320	$156,889

We did not assume any debt upon acquisition of these properties. The intangible assets and liabilities of the acquired operating properties have an aggregate weighted average amortization period of 15.58 years and 5.47 years as of December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, we included $14.5 million of revenues and $3.2 million of net income in our consolidated statement of operations related to the operating properties acquired. Additionally, we incurred $1.5 million of acquisition-related costs including $1.4 million of internal costs associated with the property acquisitions.

During the year ended December 31, 2016, we included $8.3 million of revenues and $2.5 million of net income in our consolidated statement of operations related to the operating properties acquired. Additionally, we incurred $1.8 million of acquisition-related costs including $1.1 million of internal costs associated with the property acquisitions.

Dispositions

On December 28, 2017, the Company sold 2650 SW 145th Avenue – Parbel of Florida to a third party. Net proceeds from the sale of operating property were $10.5 million and the Company recognized a loss on the sale of operating property of $0.3 million, mainly attributable to transaction costs, for the year ended December 31, 2017. This disposition was accounted for under the full accrual method.

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

	For the years ended December 31,
Proforma (unaudited)	2016	2015
Total rental revenue	113,388	110,262
Net income (loss) (1)	$7,838	$7,511

(1)

The net income for the year ended December 31, 2016 excludes $1.8 million of property acquisition costs. Additionally, the net income for the year ended December 31, 2015 was adjusted to include these acquisition costs and exclude the $4.6 million of property acquisition and formation costs incurred during the year ended December 31, 2015.

Consolidated Real Estate and Intangibles

In addition to the above operating property acquisitions, we acquired two properties for development, FDA – Lenexa and FEMA – Tracy, during the year ended December 31, 2017 and one property under development, FDA – Alameda, during the year ended December 31, 2016.

Real estate and intangibles on our consolidated balance sheets consisted of the following (dollars in thousands):

	December 31, 2017	December 31, 2016
Real estate properties, net
Land	$134,163	$112,162
Building	1,099,140	784,511
Acquired tenant improvements	47,503	39,936
Construction in progress	17,746	4,619
Accumulated amortization	(68,390)	(39,806)
Total Real estate properties, net	$1,230,162	$901,422
Intangible assets, net
In-place leases	$160,119	$122,661
Acquired leasing commissions	38,464	23,184
Above market leases	9,455	10,631
Accumulated amortization	(64,975)	(41,603)
Total Intangible assets, net	$143,063	$114,873
Intangible liabilities, net
Below market leases	$(62,856)	$(56,498)
Accumulated amortization	24,287	14,658
Total Intangible liabilities, net	$(38,569)	$(41,840)

The net projected amortization of total intangible assets and intangible liabilities as of December 31, 2017 are as follows (dollars in thousands):

Total
Intangible assets
2018	$24,697
2019	19,540
2020	16,857
2021	12,638
2022	10,453
Thereafter	58,878
$143,063
Intangible liabilities
2018	$(9,386)
2019	(6,872)
2020	(6,174)
2021	(4,352)
2022	(2,816)
Thereafter	(8,969)
$(38,569)

4. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	Principal Outstanding		Interest	Current
Loan	December 31, 2017	December 31, 2016	Rate (1)	Maturity
Revolving credit facility:
Senior unsecured revolving credit facility (2)	$99,750	$212,167	L + 150bps	February 2019 (3)
Total revolving credit facility	99,750	212,167

Term loan facility:
Senior unsecured term loan facility	100,000	—	3.17% (4)	September 2023
Total term loan facility	100,000	—
Less: Total unamortized deferred financing fees	(798)	—
Total term loan facility, net	99,202	—

Notes payable:
Senior unsecured notes payable, series A	95,000	—	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	—	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	—	4.30%	May 2032
Total notes payable	175,000	—
Less: Total unamortized deferred financing fees	(1,308)	—
Total notes payable, net	173,692	—

Mortgage notes payable:
CBP – Savannah	14,212	14,907	3.40% (5)	July 2033
ICE – Charleston	19,804	20,921	4.21% (5)	January 2027
MEPCOM – Jacksonville	10,796	11,661	4.41% (5)	October 2025
USFS II – Albuquerque	16,893	17,191	4.46% (5)	July 2026
DEA – Pleasanton	15,700	15,700	L + 150bps (5)	October 2023
VA – Loma Linda	127,500	—	3.59%	July 2027
Total mortgage notes payable	204,905	80,380
Less: Total unamortized deferred financing fees	(2,031)	(35)
Less: Total unamortized premium/discount	376	461
Total mortgage notes payable, net	203,250	80,806

Total debt	$575,894	$292,973
(1)

Current interest rates as of December 31, 2017. At December 31, 2017 and 2016, the one-month LIBOR (“L”) was 1.56% and 0.77%, respectively. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company's senior unsecured revolving credit facility and senior unsecured term loan facility is based on the Company's consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Available capacity of $300.2 million and $187.8 million at December 31, 2017 and 2016, respectively, with an accordion feature that provides additional capacity of up to $250.0 million, for a total facility size of not more than $650.0 million.

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

(5)	Effective interest rates are as follows: CBP – Savannah 4.12%, ICE – Charleston 3.93%, MEPCOM – Jacksonville 3.89%, USFS II – Albuquerque 3.92%, DEA – Pleasanton 1.8%.

The table below sets forth the costs included in interest expense related to the Company’s debt arrangements on the accompanying Consolidated Statements of Operations (dollars in thousands):

	For the year ended December 31,
Costs Included in Interest Expense	2017	2016	2015
Amortization of deferred financing fees	$1,181	$899	$756

2017 Activity

On March 20, 2017 we fully drew $100.0 million on our senior unsecured term loan facility which we entered into on September 29, 2016.

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

Our senior unsecured credit facility, senior unsecured term loan facility, senior unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2017, we were in compliance with the applicable financial covenants.

2016 Activity

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

On October 27, 2016, we entered into two forward-starting interest rate swaps with an effective date of March 29, 2017 and an aggregate notional value of $100.0 million to effectively fix the interest rate on future draw downs under our senior unsecured term loan facility. The forward swaps, which extend until the maturity of the term loan on September 29, 2023 effectively fix the interest rate under our senior unsecured term loan facility at 3.17% annually based on the company’s current leverage ratio.

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

As of December 31, 2016 we had not drawn funds under our senior unsecured term loan facility.

Our senior unsecured credit facility and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2016, we were in compliance with the applicable financial covenants.

Fair Value of Debt

As of December 31, 2017 and 2016, the carrying value of our senior unsecured revolving credit facility approximated fair value. In determining the fair value we considered the short term maturity, variable interest rate and credit spreads. We deem the fair value of our senior unsecured revolving credit facility as a Level 3 measurement.

As of December 31, 2017, the carrying value of our senior unsecured term loan facility approximated fair value. In determining the fair value we considered the variable interest rate and credit spreads. We deem the fair value of our senior unsecured term loan facility as a Level 3 measurement.

As of December 31, 2017, the fair value of our notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our notes payable instruments as a Level 3 measurement. At December 31, 2017, the fair value of our notes payable was $177.5 million.

As of December 31, 2017 and 2016, the fair value of our mortgage debt was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage debt instruments as a Level 3 measurement. At December 31, 2017 and 2016, the fair value of our mortgage debt was $203.1 million and $79.4 million, respectively.

Aggregate Debt Maturities

The Company’s aggregate debt maturities based on outstanding principal as of December 31, 2017 are as follows (dollars in thousands):

Total
2018	$3,100
2019	102,979
2020	3,395
2021	4,054
2022	5,109
Thereafter	461,018
579,655
Unamortized premium/discount & deferred financing	(3,761)
$575,894

5. Derivatives and Hedging Activities

As of December 31, 2017, the Company had two outstanding forward-starting interest rate swaps with an aggregate notional value of $100.0 million that were designated as cash flow hedges. The forward swaps had an effective date of March 29, 2017 and extend until the maturity of the term loan on September 29, 2023. The forward swaps will effectively fix the interest rate under our senior unsecured term loan facility at 3.17% annually based on the company’s current leverage ratio.

Cash Flow Hedges of Interest Rate Risk

As of December 31, 2017 and 2016, our forward swaps were classified as an asset on our consolidated balance sheet at $ 4.0 million and $3.8 million, respectively. The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s variable rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense.  For the year ended December 31, 2017 the amount of unrealized gain recognized in accumulated other comprehensive income on interest rate swaps was $0.1 million and $0.2 million was reclassified from accumulated other comprehensive income on interest rate swaps as an increase to interest expense.  For the year ended December 31, 2016 the amount of unrealized gain recognized in accumulated other comprehensive income on interest rate swaps was $3.8 million. Additionally, during the years ended December 31, 2017 and 2016, there was no ineffectiveness.

The Company estimates that $0.4 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.  As of December 31, 2017 and 2016, the Company did not have any derivatives in a net liability position.

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

Fair Value of Interest Rate Swaps

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates.   While the Company determined that that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2017 and 2016 were classified as Level 2 of the fair value hierarchy.

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

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2017 and December 31, 2016.

	As of December 31, 2017
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$4,031	$—

	As of December 31, 2016
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$3,785	$—

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

Prior to the completion of the IPO, our board of directors adopted, and our sole stockholder approved, our 2015 Equity Incentive Plan, under which we may grant cash and equity incentive awards to our executive officers, non-employee directors and eligible employees in order to attract, motivate and retain the talent for which we compete. The 2015 Equity Incentive Plan is administered by the compensation committee of our board of directors and permits us to make grants of options, stock appreciation rights, restricted stock units, restricted stock, dividend equivalent rights, cash-based awards, performance-based awards and other equity-based awards, including LTIP units, or any combination of the foregoing.

Grant awards of restricted stock, restricted stock units, performance shares or cash-based awards under the 2015 Equity Incentive Plan are intended to qualify as “performance based compensation” under Section 162(m) of the Code. Those awards would only vest or become payable upon the attainment of performance goals that are established by our compensation committee and related to established performance criteria. From and after the time that we become subject to Section 162(m) of the Code, the maximum award that is intended to qualify as “performance-based compensation” under Section 162(m) of the Code that may be made to any one employee during any one calendar year period is 2,273,959 shares of our common stock with respect to stock-based award and $5.0 million with respect to a cash based award.

The shares issued under the 2015 Equity Incentive Plan are authorized but unissued shares or shares that we reacquire. The shares of our common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Equity Incentive Plan are added back to the shares available for issuance under the 2015 Equity Incentive Plan. At the Company’s 2017 annual meeting of stockholders held on May 9, 2017, the Company’s stockholders approved an amendment to the 2015 Equity Incentive Plan to increase the aggregate number of shares authorized for issuance under the 2015 Equity Incentive Plan by 3,000,000 shares to 5,273,959 shares of our common stock.

In connection with the Company’s 2017 annual meeting of stockholders, we issued an aggregate of 15,220 shares of restricted common stock to our non-employee directors, which will vest upon the earlier of the anniversary of the date of grant or the Company’s 2018 annual meeting of stockholders.

 The Company granted  891,000 LTIP units on May 6, 2015 and 40,000 LTIP units on February 26, 2016 to members of management as long-term incentive compensation under the 2015 Equity Incentive Plan, subject to the Company achieving certain absolute and relative total shareholder returns through the performance period, which ended on December 31, 2017.  Based on the

Company’s absolute and relative total shareholder return performance through the end of the performance period, the compensation committee determined that an aggregate of 2,079,297 LTIP units were earned. Under the terms of the awards, earned awards vested 50% on February 15, 2018 with the remaining 50% vesting on February 6, 2019, subject to the grantee’s continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by the Company without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. Conditioned upon minimum allocations to the capital accounts of the LTIP units for federal income tax purposes, each vested LTIP unit may be converted, at the election of the holder, into a common unit and each common unit acquired upon conversion of an LTIP unit may be presented for redemption, at the election of the holder, for cash equal to the fair market value of a share of our common stock, except that the Company may, at its election, acquire each common unit so presented for one share of our common stock.  The Company measures the LTIP unit awards at the fair value on date of grant.

A summary of our non-vested common share awards at December 31, 2017, 2016 and 2015 is as follows:

	Restricted Shares	Restricted Shares Weighted average grant date fair value	LTIP Units	LTIP Units Weighted average grant date fair value
Outstanding December 31, 2014	—	$—	—	$—
Vested	—	—	—	—
Granted	26,667	15.00	891,000	8.67
Forfeited	—	—	—	—
Outstanding, December 31, 2015	26,667	$15.00	891,000	$8.67
Vested	(26,667)	$15.00	—	$—
Granted	16,128	18.60	40,000	14.15
Forfeited	—	—	(5,000)	8.67
Outstanding, December 31, 2016	16,128	$18.60	926,000	$8.91
Vested	(16,128)	$18.60	—	$—
Granted	17,912	19.72	—	—
Forfeited	—	—	—	—
Outstanding, December 31, 2017	17,912	$19.72	926,000	$8.91

We recognized $3.0 million, $2.9 million and $1.9 million in compensation expense, related to the restricted common stock and the LTIP unit awards, for the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017 unrecognized compensation expense for both awards was $1.6 million, which will be amortized over the vesting period.

We valued our non-vested restricted share awards at the grant date fair value, which was the market price of our common stock as of the applicable grant date.

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

No additional shares of common stock or options were issued under the 2015 Equity Incentive Plan as of December 31, 2017.

On June 7, 2016, we completed an underwritten public offering of an aggregate of 6,219,045 shares of common stock, consisting of 4,719,045 shares sold by us to the underwriters and 1,500,000 shares offered on a forward basis in connection with certain forward sales agreements. The gross proceeds from the offering of 4,719,045 shares sold by us to the underwriters was $84.9 million before deducting underwriting discounts, commissions and estimated offering expenses. On November 29, 2016, the

Company’s physically settled the forward sales agreements by issuing an aggregate of 1,500,000 shares of common stock in exchange for approximately $25.1 million. The Company accounted for the forward share agreements as equity.

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

In connection with the liquidation of the Easterly Funds, an aggregate of 6,471,258 shares of common stock were issued between May 11, 2016 and December 31, 2016 upon the redemption of an aggregate of 6,471,258 common units in accordance with the terms of the partnership agreement of the Operating Partnership. Additionally, we issued 1,379,804 shares of our common stock between January 1, 2017 and December 31, 2017 upon the redemption of 1,379,804 common units in accordance with the terms of the partnership agreement of the Operating Partnership

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2015	May 6, 2015	May 18, 2015	June 3, 2015	$0.11
Q2 2015	August 4, 2015	August 18, 2015	September 3, 2015	0.21
Q3 2015	November 3, 2015	November 17, 2015	December 3, 2015	0.22
Q4 2015	February 26, 2016	March 10, 2016	March 25, 2016	0.22
Q1 2016	May 4, 2016	June 8, 2016	June 23, 2016	0.23
Q2 2016	August 3, 2016	August 26, 2016	September 13, 2016	0.23
Q3 2016	November 3, 2016	December 7, 2016	December 22, 2016	0.24
Q4 2016	February 23, 2017	March 7, 2017	March 22, 2017	0.24
Q1 2017	May 3, 2017	June 14, 2017	June 29, 2017	0.25
Q2 2017	August 2, 2017	September 13, 2017	September 28, 2017	0.25
Q3 2017	November 2, 2017	December 6, 2017	December 21, 2017	0.26
Q4 2017	February 21, 2018	March 13, 2018	March 28, 2018	0.26

Prior to the end of the performance period as set forth in the applicable LTIP unit award, holders of LTIP units are entitled to receive dividends per LTIP unit equal to 10% of the dividend paid per common unit of our operating partnership.  After the end of the performance period, the number of LTIP units, both vested and unvested, that LTIP award recipients have earned, if any, are entitled to receive dividends in an amount per LTIP unit equal to dividends, both regular and special, payable per common unit of our operating partnership.

On March 3, 2017, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. (collectively, the “managers”), pursuant to which we may issue and sell the shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through the managers, acting as sales agents and/or principals (the “ATM Program”). The sales of shares of our common stock under the equity distribution agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. The following table sets forth certain information with respect to the ATM program as of December 31, 2017:

For the Three Months Ended:	Number of Shares Sold	Net Proceeds
June 30, 2017	87,048	$1,867
September 30, 2017	587,432	12,446
December 31, 2017	895,034	18,950
	1,569,514	$33,263

We have used the proceeds from such sales for general corporate purposes. As of December 31, 2017, we had approximately $66.4 million of gross sales of our common stock available under on our ATM program.

On October 4, 2017, the Company acquired FEMA - Tracy for which it paid as partial consideration 575,707 common units.  The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

8. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares and LTIP units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands, except per share amounts):

	For the years ended December 31,
	2017	2016	2015
Numerator
Net income (loss)	$5,389	$5,497	$(5,371)
Less: Non-controlling interest in Operating Partnership	(941)	(1,534)	4,087
Net income (loss) available to Easterly Government Properties, Inc.	4,448	3,963	(1,284)
Less: Dividends on participating securities	(110)	(102)	(63)
Net income (loss) available to common stockholders	$4,338	$3,861	$(1,347)
Denominator for basic EPS	39,607,740	30,645,279	21,430,016
Dilutive effect of share-based compensation awards	11,384	13,691	—
Dilutive effect of LTIP units	1,944,416	1,713,568	—
Denominator for basic and diluted EPS	41,563,540	32,372,538	21,430,016
Basic EPS	$0.11	$0.13	$(0.06)
Diluted EPS	$0.10	$0.12	$(0.06)

During the year ended December 31, 2015, there were 26,667 and 891,000 shares of unvested restricted shares and LTIP units, respectively, on a weighted average basis that could potentially dilute basic EPS in the future. These shares were not included in the computation of diluted EPS because to do so would have been antidilutive.

9. Operating Leases

Our rental properties are subject to generally non-cancelable operating leases generating future minimum contractual rent payments due from tenants.  As of December 31, 2017, future non-cancelable minimum contractual rent payments on our operating properties are as follows (dollars in thousands):

	Payments due by period
	Total	2018	2019	2020	2021	2022	Thereafter
Operating Leases
Minimum lease payments	$862,047	99,046	95,087	89,453	78,733	66,985	432,743

The Company’s consolidated operating properties were 100% occupied by 23 tenants at December 31, 2017 and 100% occupied by 22 tenants at December 31, 2016.

For the year ended December 31, 2017 we recognized $103.8 million in rental income attributable to base rent, $8.5 million in rental income attributable to the amortization of our above- and below-market leases, $0.1 million in rental income attributable to the amortization of unearned revenue and a straight-line adjustment of $2.8 million.

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

Information about our leases for development properties as of December 31, 2017 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term		Estimated Rentable Square Feet
FDA - Alameda	Alameda, CA	Food and Drug Administration	L	20-year		69,624
FDA - Lenexa	Lenexa, KS	Food and Drug Administration	L	20-year	(2)	53,120
FEMA - Tracy	Tracy, CA	Federal Emergency Management Agency	W/O	20-year	(2)	210,373
Total						333,117

(1) L=Laboratory; W=Warehouse; O=Office.

(2) The 20-year lease term includes a firm term of 15 years and a soft term of 5 years.

10. Commitments and Contingencies

a) Operating Leases

In October of 2015 we entered into a sublease agreement for 5,682 square feet of office space in Washington, D.C. with a commencement date of March 2016 and expiration date of June 2021.

We also lease 5,752 square feet of office space in San Diego, CA under an operating lease that commenced February 2015 and expires in April 2022.

Rent expense incurred under the terms of the corporate office leases, was $0.4 million, $0.2 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum rental payments under the Company’s corporate office leases as of December 31, 2017 are summarized as follows (amounts in thousands):

	Payments due by period
	Total	2018	2019	2020	2021	2022	Thereafter
Corporate office leases
Minimum lease payments	$1,854	462	479	496	352	65	—

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

In connection with our acquisition of a property in 2017, we entered into a tax protection agreement, under which we agreed to indemnify the contributor for any taxes incurred as a result of a taxable sale of such property for a period of two years.  The Company also agreed in the tax protection agreement with the contributor to use the “traditional method” of making allocations under Section 704(c) of the Code for the two-year period.

d) Letters of Credit

As of December 31, 2017 and 2016, the Company had $0.1 million and $0.1 million of standby letters of credit, respectively.  There were no draws against these letters of credit during the years ended December 31, 2017 or 2016.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. At December 31, 2017, the GSA and other federal agency accounted for approximately 98.7% of rental income and non-governmental tenants accounted for the remaining approximately 1.3%. At December 31, 2016, the GSA and other federal agency accounted for approximately 96.8% of rental income and non-governmental tenants accounted for the remaining approximately 3.2%.

At December 31, 2017, fourteen of our 46 operating properties were located in California, accounting for approximately 25.8% of our total rentable square feet and approximately 33.3% of our total annualized lease income. At December 31, 2016, thirteen of our 43 operating properties were located in California, accounting for approximately 20.0% of our total rentable square feet and approximately 26.8% of our total annualized lease income. To the extent that weak economic or real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

12. Related Party

For the years ended December 31, 2017, 2016 and 2015 we were responsible for reimbursing Easterly Capital $0.1 million, $0.1 million and $0.3 million, respectively, for a portion of rent and office expense at their Beverly, MA office and for the services of certain employees. Additionally, during the years ended December 31, 2017, 2016 and 2015, Western Devcon was responsible for reimbursing us $0.1 million, $0.2 and $0.3 million, respectively, for certain costs that we paid on their behalf.

13. Subsequent Events

For its consolidated financial statements as of December 31, 2017, the Company evaluated subsequent events and noted the following significant events.

On January 4, 2018, the Company granted an aggregate of 173,381 performance-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan, subject to the Company achieving certain absolute and relative total shareholder returns through the performance period.  The awards consist of three separate tranches of 32,448 LTIP units, 55,463 LTIP units and 85,470 LTIP units with performance periods ending on December 31, 2018, December 31, 2019 and December 31, 2020, respectively.  The performance criteria for each tranche is based 50% on the Company’s absolute total shareholder return performance and 50% on the Company’s relative total shareholder return performance during the relevant performance period, with 50% of the LTIP Units vesting when earned following the end of the applicable performance period and 50% of the earned award subject to an additional one year of vesting.

14. Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2017 and 2016 (amounts in thousands). Other periods that will be revised, including the three and nine months ended September 30, 2017, three and six months ended June 30, 2017  and the three months ended March 31, 2017  will appear in future filings and are included below (unaudited, in thousands, except for per share data). A reconciliation has been provided between amounts previously reported and those reported herein as a result of the error described in Note 2 under Revision of Previously Reported Consolidated Financial Statements.

Selected Interim Financial Information	Three months ended December 31, 2017
Total revenues	$36,325
Net income available to Easterly Government Properties, Inc.	$1,287
Net income available to Easterly Government Properties, Inc. per share (basic and diluted)	$0.03

Effect of Revision For the Three Months Ended September 30, 2017	As Previously Reported	Adjustment	As Revised
Total revenues	$33,858	$—	$33,858
Depreciation and amortization	$14,141	$(191)	$13,950
Total expenses	$27,437	$(191)	$27,246
Net income	$926	$191	$1,117
Net income available to Easterly Government Properties, Inc.	$782	$160	$942
Net income available to Easterly Government Properties, Inc. per share (basic and diluted)	$0.02	$—	$0.02
Comprehensive income	$815	$191	$1,006

Effect of Revision For the Nine Months Ended September 30, 2017	As Previously Reported	Adjustment	As Revised
Depreciation and amortization	$40,663	$(572)	$40,091
Total expenses	$79,433	$(572)	$78,861
Net income	$3,289	$572	$3,861
Net income available to Easterly Government Properties, Inc.	$2,693	$468	$3,161
Net income available to Easterly Government Properties, Inc. per share (basic and diluted)	$0.07	$0.01	$0.08
Comprehensive income	$2,592	$572	$3,164

Effect of Revision For the Three Months Ended June 30, 2017	As Previously Reported	Adjustment	As Revised
Total revenues	$30,603	$—	$30,603
Depreciation and amortization	$13,462	$(190)	$13,272
Total expenses	$25,876	$(190)	$25,686
Net income	$1,013	$190	$1,203
Net income available to Easterly Government Properties, Inc.	$827	$155	$982
Net income available to Easterly Government Properties, Inc. per share (basic)	$0.02	$0.01	$0.03
Net income available to Easterly Government Properties, Inc. per share (diluted)	$0.02	$—	$0.02
Comprehensive income	$319	$190	$509

Effect of Revision For the Six Months Ended June 30, 2017	As Previously Reported	Adjustment	As Revised
Depreciation and amortization	$26,522	$(381)	$26,141
Total expenses	$51,996	$(381)	$51,615
Net income	$2,363	$381	$2,744
Net income available to Easterly Government Properties, Inc.	$1,911	$308	$2,219
Net income available to Easterly Government Properties, Inc. per share (basic)	$0.05	$0.01	$0.06
Net income available to Easterly Government Properties, Inc. per share (diluted)	$0.05	$—	$0.05
Comprehensive income	$1,777	$381	$2,158

Effect of Revision For the Three Months Ended March 31, 2017	As Previously Reported	Adjustment	As Revised
Total revenues	$29,887	$—	$29,887
Depreciation and amortization	$13,060	$(191)	$12,869
Total expenses	$26,120	$(191)	$25,929
Net income	$1,350	$191	$1,541
Net income available to Easterly Government Properties, Inc.	$1,084	$153	$1,237
Net income available to Easterly Government Properties, Inc. per share (basic and diluted)	$0.03	$—	$0.03
Comprehensive income	$1,458	$191	$1,649

Effect of Revision For the Three Months Ended December 31, 2016	As Previously Reported	Adjustment	As Revised
Total revenues	$28,751	$—	$28,751
Depreciation and amortization	$12,469	$(191)	$12,278
Total expenses	$25,078	$(191)	$24,887
Net income	$1,463	$191	$1,654
Net income available to Easterly Government Properties, Inc.	$1,146	$154	$1,300
Net income available to Easterly Government Properties, Inc. per share (basic)	$0.03	$0.01	$0.04
Net income available to Easterly Government Properties, Inc. per share (diluted)	$0.03	$—	$0.03
Comprehensive income	$5,248	$191	$5,439

Effect of Revision For the Three Months Ended September 30, 2016	As Previously Reported	Adjustment	As Revised
Total revenues	$26,975	$—	$26,975
Depreciation and amortization	$12,237	$(193)	$12,044
Total expenses	$23,804	$(193)	$23,611
Net income	$1,128	$193	$1,321
Net income available to Easterly Government Properties, Inc.	$895	$153	$1,048
Net income available to Easterly Government Properties, Inc. per share (basic and diluted)	$0.02	$0.01	$0.03
Comprehensive income	$1,128	$193	$1,321

Effect of Revision For the Three Months Ended June 30, 2016	As Previously Reported	Adjustment	As Revised
Total revenues	$24,921	$—	$24,921
Depreciation and amortization	$11,074	$(187)	$10,887
Total expenses	$21,889	$(187)	$21,702
Net income	$1,037	$187	$1,224
Net income available to Easterly Government Properties, Inc.	$699	$126	$825
Net income available to Easterly Government Properties, Inc. per share (basic and diluted)	$0.02	$0.01	$0.03
Comprehensive income	$1,037	$187	$1,224

Effect of Revision For the Three Months Ended March 31, 2016	As Previously Reported	Adjustment	As Revised
Total revenues	$23,971	$—	$23,971
Depreciation and amortization	$10,863	$(189)	$10,674
Total expenses	$20,933	$(189)	$20,744
Net income	$1,109	$189	$1,298
Net income available to Easterly Government Properties, Inc.	$675	$115	$790
Net income available to Easterly Government Properties, Inc. per share (basic and diluted)	$0.03	$—	$0.03
Comprehensive income	$1,109	$189	$1,298

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2017

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Original Construction Date(s)	Date Acquired
Aberdeen, MS	C/O	$—	$1,147	$14,044	$61	$1,147	$14,105	$15,252	$931	2005	6/17/2015
Albany, NY	O	—	1,801	11,544	30	1,801	11,574	13,375	837	2004	2/11/2015
Albany, NY	O	—	1,412	17,128	438	1,412	17,566	18,978	482	1998	11/22/2016
Albuquerque, NM	O	17,429	2,345	28,611	27	2,345	28,638	30,983	2,851	2011	2/11/2015
Albuquerque, NM	O	—	2,905	23,804	420	2,905	24,224	27,129	2,059	2006	2/11/2015
Albuquerque, NM	O	—	3,062	28,201	26	3,062	28,227	31,289	1,678	2011	2/17/2016
Arlington, VA	O	—	14,350	44,442	149	14,350	44,591	58,941	5,352	2009	2/11/2015
Birmingham, AL	O	—	408	10,853	25	408	10,878	11,286	505	2005	7/1/2016
Birmingham, AL	O	—	755	22,537	126	755	22,663	23,418	963	2005	7/1/2016
Chula Vista, CA	O	—	6,332	7,471	295	6,332	7,766	14,098	563	1998	2/11/2015
Dallas, TX	O	—	1,005	14,546	150	1,005	14,696	15,701	1,373	2001	2/11/2015
Dallas, TX	L	—	2,753	23,848	96	2,753	23,944	26,697	1,246	2001	12/1/2015
Del Rio, TX	C/O	—	210	30,676	670	210	31,346	31,556	2,598	1992 / 2004	2/11/2015
El Centro, CA	C/O	—	1,084	20,765	376	1,084	21,141	22,225	1,862	2004	2/11/2015
Fresno, CA	O	—	1,499	68,309	80	1,499	68,389	69,888	5,637	2003	2/11/2015
Jacksonville, FL	O	11,026	2,532	16,621	14	2,532	16,635	19,167	1,637	2010	2/11/2015
Kansas City, KS	L	—	828	33,035	44	828	33,079	33,907	1,335	2003	7/1/2016
Lakewood, CO	O	—	1,521	32,865	126	1,521	32,991	34,512	3,004	2004	2/11/2015
Lakewood, CO	O	—	1,377	18,204	131	1,377	18,335	19,712	1,261	1999	4/1/2015
Lincoln, NE	O	—	2,310	26,328	256	2,310	26,584	28,894	1,976	2005	11/12/2015
Little Rock, AR	O	—	2,278	19,318	156	2,278	19,474	21,752	1,744	2001	2/11/2015
Loma Linda, CA	OC	125,589	12,476	177,357	7	12,476	177,364	189,840	2,587	2016	6/1/2017
Lubbock, TX	W/D	—	541	972	—	541	972	1,513	96	2013	2/11/2015
Martinsburg, WV	O	—	1,700	13,294	55	1,700	13,349	15,049	1,137	2007	2/11/2015
Midland, GA	W/M	—	1,715	1,650	—	1,715	1,650	3,365	187	2014	2/11/2015
Mission Viejo, CA	O	—	1,454	1,690	89	1,454	1,779	3,233	212	2005	2/11/2015
North Charleston, SC	O	20,116	963	34,987	326	963	35,313	36,276	2,829	1994 / 2012	2/11/2015
Omaha, NE	O	—	4,635	41,319	392	4,635	41,711	46,346	4,006	2009	2/11/2015
Omaha, NE	O	—	1,517	14,156	55	1,517	14,211	15,728	714	2004	5/19/2016
Pleasanton, CA	L	15,607	5,765	20,859	12	5,765	20,871	26,636	1,146	2015	10/21/2015
Richmond, VA	O	—	3,041	23,931	110	3,041	24,041	27,082	1,552	2001	12/7/2015
Riverside, CA	O	—	1,983	6,755	52	1,983	6,807	8,790	783	1997	2/11/2015
S-1

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2017

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Original Construction Date(s)	Date Acquired
Sacramento, CA	O	—	1,434	9,369	34	1,434	9,403	10,837	960	2002	2/11/2015
Salt Lake City, UT	O	—	2,049	79,955	143	2,049	80,098	82,147	589	2012	9/28/2017
San Antonio, TX	O	—	3,745	49,153	528	3,745	49,681	53,426	4,368	2007	2/11/2015
San Diego, CA	O	—	1,389	7,358	26	1,389	7,384	8,773	757	1997	2/11/2015
San Diego, CA	O	—	773	2,481	8	773	2,489	3,262	205	2003	2/11/2015
San Diego, CA	W	—	3,060	510	51	3,060	561	3,621	92	1999	2/11/2015
San Diego, CA	O	—	2,252	12,280	5	2,252	12,285	14,537	914	2001	9/11/2015
Sandy, UT	L	—	2,361	31,574	18	2,361	31,592	33,953	825	2003	2/3/2017
Santa Ana, CA	O	—	6,413	8,635	35	6,413	8,670	15,083	819	2004	2/11/2015
Savannah, GA	L	13,510	3,220	10,687	67	3,220	10,754	13,974	882	2013	2/11/2015
South Bend, IN	C/O	—	514	6,590	13	514	6,603	7,117	182	1996 / 2011	12/23/2016
South Bend, IN	OC	—	3,954	38,503	—	3,954	38,503	42,457	120	2017	11/16/2017
Sunburst, MT	O	—	2,192	9,423	78	2,192	9,501	11,693	791	2008	2/11/2015
Vista, CA	L	—	3,998	24,053	152	3,998	24,205	28,203	1,743	2002	2/11/2015
Various	Various	—	9,105	8,310	9,436	9,105	17,746	26,851	—	N/A	Various
		$203,277	$134,163	$1,149,001	$15,388	$134,163	$1,164,389	$1,298,552	$68,390

(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	Includes the unamortized balance of the fair value adjustments.
(3)	Excludes value of real estate intangibles.
(4)

Depreciation of real estate property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 40 years or to the term of the underlying lease.

The aggregate cost and accumulated depreciation for tax purposes was approximately $1,276 million and $141.0 million, respectively.

S-2

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2017

(Amounts in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2014	—	—
Additions	788,597	16,590
Balance at December 31, 2015	788,597	16,590
Additions	152,631	23,572
Balance at December 31, 2016	941,228	40,162
Additions	368,918	29,001
Dispositions	(11,594)	(773)
Balance at December 31, 2017	1,298,552	68,390

S-3