Form 10-Q
period 2018-03-31
Easterly Government Properties, Inc.
filed 2018-05-08
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the registrant had 45,695,511 shares of common stock, par value $0.01 per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	March 31, 2018	December 31, 2017
Assets
Real estate properties, net	$1,232,211	$1,230,162
Cash and cash equivalents	9,591	12,682
Restricted cash	4,389	3,519
Deposits on acquisitions	1,050	750
Rents receivable	13,565	12,751
Accounts receivable	9,911	9,347
Deferred financing, net	733	945
Intangible assets, net	136,651	143,063
Interest rate swaps	5,890	4,031
Prepaid expenses and other assets	10,710	8,088
Total assets	$1,424,701	$1,425,338
Liabilities
Revolving credit facility	98,750	99,750
Term loan facility, net	99,236	99,202
Notes payable, net	173,702	173,692
Mortgage notes payable, net	202,495	203,250
Intangible liabilities, net	36,093	38,569
Accounts payable and accrued liabilities	19,733	19,786
Total liabilities	630,009	634,249

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 45,458,706 and 44,787,040 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	455	448
Additional paid-in capital	741,089	740,546
Retained earnings	8,646	7,127
Cumulative dividends	(95,447)	(83,718)
Accumulated other comprehensive income	4,889	3,403
Total stockholders’ equity	659,632	667,806
Non-controlling interest in Operating Partnership	135,060	123,283
Total equity	794,692	791,089
Total liabilities and equity	$1,424,701	$1,425,338

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended March 31,
	2018	2017
Revenues
Rental income	$32,289	$26,020
Tenant reimbursements	3,483	3,628
Other income	202	239
Total revenues	35,974	29,887
Operating expenses
Property operating	6,560	6,349
Real estate taxes	3,700	2,735
Depreciation and amortization	14,634	12,869
Acquisition costs	224	532
Corporate general and administrative	3,459	3,444
Total expenses	28,577	25,929
Operating income	7,397	3,958
Other expenses
Interest expense, net	(5,582)	(2,417)
Net income	1,815	1,541
Non-controlling interest in Operating Partnership	(296)	(304)
Net income available to Easterly Government Properties, Inc.	$1,519	$1,237
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03
Weighted-average common shares outstanding
Basic	45,008,062	36,891,595
Diluted	46,018,040	39,143,887
Dividends declared per common share	$0.26	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands, except share amounts)

	For the three months ended March 31,
	2018	2017
Net income	$1,815	$1,541
Other comprehensive income:
Unrealized gain on interest rate swaps, net	1,859	108
Other comprehensive income	1,859	108
Comprehensive income	3,674	1,649
Non-controlling interest in Operating Partnership	(296)	(304)
Other comprehensive income attributable to non-controlling interest	(373)	(12)
Comprehensive income attributable to Easterly Government Properties, Inc.	$3,005	$1,333

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$1,815	$1,541
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,634	12,869
Straight line rent	(1,807)	(143)
Amortization of above- / below-market leases	(2,279)	(2,112)
Amortization of unearned revenue	(26)	(27)
Amortization of loan premium / discount	(21)	(21)
Amortization of deferred financing costs	285	251
Non-cash compensation	864	727
Net change in:
Rents receivable	991	775
Accounts receivable	(564)	83
Prepaid expenses and other assets	(2,613)	(1,905)
Accounts payable and accrued liabilities	834	(1,313)
Net cash provided by operating activities	12,113	10,725
Cash flows from investing activities
Real estate acquisitions and deposits	(326)	(43,968)
Additions to operating properties	(890)	(124)
Additions to development properties	(10,410)	(79)
Net cash (used in) investing activities	(11,626)	(44,171)
Cash flows from financing activities
Payment of deferred financing costs	—	(18)
Issuance of common shares	13,669	—
Credit facility draws	4,000	65,750
Credit facility repayments	(5,000)	(119,750)
Term loan draws	—	100,000
Repayments of mortgage notes payable	(763)	(732)
Dividends and distributions paid	(14,424)	(11,049)
Payment of offering costs	(190)	—
Net cash provided by (used in) financing activities	(2,708)	34,201
Net increase (decrease) in Cash and cash equivalents and Restricted cash	(2,221)	755
Cash and cash equivalents and Restricted cash, beginning of period	16,201	6,491
Cash and cash equivalents and Restricted cash, end of period	$13,980	$7,246

 The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the three months ended March 31,
	2018	2017
Cash paid for interest, net of capitalized interest	$3,497	$2,190
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$183	$102
Additions to development properties accrued, not paid	2,532	92
Offering costs accrued, not paid	17	—
Deferred asset acquisition costs accrued, not paid	8	—
Unrealized loss on interest rate swaps, net	1,859	108
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$—	$(1,727)
Common stock	—	1
Additional paid-in capital	—	1,726
Total	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements (unaudited)

1. Organization and Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2017, and related notes thereto, included in the Annual Report on Form 10-K of Easterly Government Properties, Inc. (which may be referred to in these financial statements as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2018.

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

As of March 31, 2018, we wholly owned 46 operating properties in the United States, including 44 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 3.7 million square feet in the aggregate. In addition, we wholly owned three properties under development that we expect will encompass approximately 0.3 million square feet upon completion. We focus on acquiring, developing, and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

The Operating Partnership holds substantially all of our assets and conducts substantially all our business. The Company is the sole general partner of the Operating Partnership. The Company owned approximately 83.0% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at March 31, 2018. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015.

Principles of Consolidation

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, Easterly Government Properties TRS, LLC, Easterly Government Services, LLC, the Operating Partnership and its other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2018, and the consolidated results of operations for the three months ended March 31, 2018 and 2017 and the consolidated cash flows for the three months ended March 31, 2018 and 2017. Certain prior year amounts have been reclassified to conform to the current year presentation. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

2. Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Revision of Previously Reported Consolidated Financial Statements

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2017, the Company identified an error in the estimated useful life utilized to amortize certain assets associated with three properties contributed at the time of the Company’s initial public offering in the first quarter of 2015. As a result of the error, Depreciation and amortization expense had been overstated and thereby Real estate properties, net, Intangible assets, net and Equity were understated. The Company concluded that the amounts are not material to any of its previously issued consolidated financial statements. However, to maintain proper comparability between our financial statements we have elected to revise prior periods. Accordingly, the Company revised these balances in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The effects of this revision to the consolidated financial statements are as follows (in thousands, except for per share data).

Effect of Revision For the Three Months Ended March 31, 2017	As Previously Reported	Adjustment	As Revised
Total revenues	$29,887	$—	$29,887
Depreciation and amortization	13,060	(191)	12,869
Total expenses	26,120	(191)	25,929
Net income	1,350	191	1,541
Net income available to Easterly Government Properties, Inc.	1,084	153	1,237
Net income available to Easterly Government Properties, Inc. per share (basic and diluted)	0.03	—	0.03
Comprehensive income	1,458	191	1,649

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Please refer to Note 10 for more information pertaining to our adoption of this guidance.

On January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230), which provides classification guidance for certain cash receipts and cash payments including payment of debt extinguishment costs, settlement of zero-coupon debt instruments, insurance claim payments and distributions from equity method investees. The guidance should be applied retrospectively, however the implementation of this update did not have a material impact on our consolidated financial statements.

On January 1, 2018, the Company adopted and retrospectively applied ASU No. 2016-18, Statement of Cash Flows (Topic 230), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company now reconciles both cash and cash equivalents and restricted cash in the accompanying Statements of Cash Flows for all periods, whereas under the prior guidance the Company explained the changes during the period for cash and cash equivalents only.

On January 1, 2018, the Company adopted ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.”  This ASU also adds guidance for partial sales of nonfinancial assets.  The Company adopted this ASU using the modified retrospective method and the implementation of this update did not have a material impact on our consolidated financial statements.

On January 1, 2018, the Company adopted ASU 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting, which provides updated guidance about which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting under the topic.  The guidance should be applied prospectively to an award modified on or after the adoption date, however, implementation of this update did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. As of March 31, 2018, the Company had a sublease for office space in Washington D.C. expiring in June 2021 and a lease for office space in San Diego, CA expiring in April 2022.  The remaining contractual payments under the Company’s lease and sublease for office space aggregate $1.7 million.

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

3. Real Estate and Intangibles

During the three months ended March 31, 2018, we incurred $0.2 million of acquisition-related expenses including $0.2 million of internal costs associated with property acquisitions.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of March 31, 2018 (dollars in thousands):

Total
Real estate properties, net
Land	$134,163
Building	1,099,949
Acquired tenant improvements	47,503
Construction in progress	27,395
Accumulated amortization	(76,799)
Total Real estate properties, net	$1,232,211
Intangible assets, net
In-place leases	$160,119
Acquired leasing commissions	38,464
Above market leases	9,455
Accumulated amortization	(71,387)
Total Intangible assets, net	$136,651
Intangible liabilities, net
Below market leases	$(62,856)
Accumulated amortization	26,763
Total Intangible liabilities, net	$(36,093)

4. Debt

At March 31, 2018, our consolidated borrowings consisted of the following (dollars in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2018	Rate (1)	Maturity
Revolving credit facility:
Senior unsecured revolving credit facility (2)	$98,750	L + 150bps	February 2019 (3)
Total revolving credit facility	98,750

Term loan facility:
Senior unsecured term loan facility	100,000	3.17% (4)	September 2023
Total term loan facility	100,000
Less: Total unamortized deferred financing fees	(764)
Total term loan facility, net	99,236

Notes payable:
Senior unsecured notes payable, series A	95,000	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	4.30%	May 2032
Total notes payable	175,000
Less: Total unamortized deferred financing fees	(1,298)
Total notes payable, net	173,702

Mortgage notes payable:
CBP - Savannah	14,035	3.40% (5)	July 2033
ICE - Charleston	19,517	4.21% (5)	January 2027
MEPCOM - Jacksonville	10,574	4.41% (5)	October 2025
USFS II - Albuquerque	16,816	4.46% (5)	July 2026
DEA - Pleasanton	15,700	L + 150bps (5)	October 2023
VA - Loma Linda	127,500	3.59% (5)	July 2027
Total mortgage notes payable	204,142
Less: Total unamortized deferred financing fees	(2,002)
Less: Total unamortized premium/discount	355
Total mortgage notes payable, net	202,495

Total debt	$574,183
(1)

At March 31, 2018, the one-month LIBOR (“L”) was 1.88%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s senior unsecured revolving credit facility and senior unsecured term loan facility is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)	Available capacity of $301.2 million at March 31, 2018 with an accordion feature that provides additional capacity of up to $250.0 million, for a total facility size of not more than $650.0 million.
(3)	Our senior unsecured revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

The interest rate is calculated based on two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million, which effectively fix the interest rate at 3.17% annually, based on the Company’s consolidated leverage ratio, as defined in the senior unsecured term loan facility agreement.

(5)	Effective interest rates are as follows: CBP - Savannah 4.12%, ICE - Charleston 3.93%, MEPCOM - Jacksonville 3.89%, USFS II - Albuquerque 3.92%, DEA - Pleasanton 1.8%, VA – Loma Linda 3.78%.

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of March 31, 2018 related to its senior unsecured revolving credit facility, senior unsecured term loan facility, senior unsecured notes payable and secured mortgage notes payable.

Fair Value of Debt

As of March 31, 2018, the carrying value of our senior unsecured revolving credit facility approximated fair value. In determining the fair value we considered the short term maturity, variable interest rate and credit spreads. We deem the fair value of our senior unsecured revolving credit facility as a Level 3 measurement.

As of March 31, 2018, the carrying value of our senior unsecured term loan facility approximated fair value. In determining the fair value we considered the variable interest rate and credit spreads. We deem the fair value of our senior unsecured term loan facility as a Level 3 measurement.

At March 31, 2018, the fair value of our notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our notes payable instruments as a Level 3 measurement. At March 31, 2018, the fair value of our notes payable was $172.9 million.

At March 31, 2018, the fair value of our mortgage debt was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage debt instruments as a Level 3 measurement. At March 31, 2018, the fair value of our mortgage debt was $198.2 million.

5. Derivatives and Hedging Activities

As of March 31, 2018, the Company had two outstanding interest rate swaps with an aggregate notional value of $100.0 million that were designated as cash flow hedges. The swaps had an effective date of March 29, 2017 and extend until the maturity of our senior unsecured term loan facility on September 29, 2023. The swaps effectively fix the interest rate under our senior unsecured term loan facility at 3.17% annually based on the Company’s current consolidated leverage ratio and a variable interest rate of one-month LIBOR.

Cash Flow Hedges of Interest Rate Risk

As of March 31, 2018 our swaps were classified as an asset on our consolidated balance sheet at $5.9 million. The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s variable rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense.  For the three months ended March 31, 2018 and March 31, 2017 the amount of unrealized gains recognized in accumulated other comprehensive income on interest rate swaps was $1.9 million and $0.1 million, respectively. For the three months ended March 31, 2018 the amount of gain reclassified from accumulated other comprehensive income into interest expense was less than $0.1 million. For the three months ended March 31, 2017 the amount of loss reclassified from accumulated other comprehensive income into interest expense was less than $0.1 million.  Additionally, during the three months ended March 31, 2018 and March 31, 2017, there Company did not record any hedge ineffectiveness.

The Company estimates that $0.7 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.  As of March 31, 2018, the Company did not have any derivatives in a net liability position.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates.   While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2018 were classified as Level 2 of the fair value hierarchy.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of March 31, 2018
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$5,890	$—

7. Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended March 31, 2018
Balance at December 31, 2017	44,787,040	$448	$740,546	$7,127	$(83,718)	$3,403	$123,283	$791,089
Stock based compensation		—	81	—	—	—	783	864
Dividends and distributions paid		—	—	—	(11,729)	—	(2,695)	(14,424)
Issuance of common stock	671,666	7	13,482	—	—	—	—	13,489
Unrealized gain (loss) on interest rate swaps		—	—	—	—	1,486	373	1,859
Net income		—	—	1,519	—	—	296	1,815
Allocation of non-controlling interest in Operating Partnership		—	(13,020)	—	—	—	13,020	—
Balance at March 31, 2018	45,458,706	$455	$741,089	$8,646	$(95,447)	$4,889	$135,060	$794,692
Three months ended March 31, 2017
Balance at December 31, 2016	36,874,810	$369	$597,164	$2,679	$(42,794)	$3,038	$137,844	$698,300
Stock based compensation		—	74	—	—	—	653	727
Dividends and distributions paid		—	—	—	(8,877)	—	(2,172)	(11,049)
Grant of unvested restricted stock	2,692	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	113,928	1	1,726	—	—	—	(1,727)	—
Unrealized gain on interest rate swaps		—	—	—	—	96	12	108
Net income		—	—	1,237	—	—	304	1,541
Allocation of non-controlling interest in Operating Partnership		—	466	—	—	—	(466)	—
Balance at March 31, 2017	36,991,430	$370	$599,430	$3,916	$(51,671)	$3,134	$134,448	$689,627

The Company granted 891,000 long term incentive plan units in our operating partnership (“LTIP units”) on May 6, 2015 and 40,000 LTIP units on February 26, 2016 to members of management as long-term incentive compensation under the 2015 Equity Incentive Plan, subject to the Company achieving certain absolute and relative total shareholder returns through the performance period, which ended on December 31, 2017.  Based on the Company’s absolute and relative total shareholder return performance through the end of the performance period, the compensation committee determined that an aggregate of 2,079,297 LTIP units were earned. Under the terms of the awards, earned awards vested 50% on February 15, 2018 with the remaining 50% vesting on February 6, 2019, subject to the grantee’s continued employment.

On January 4, 2018, the Company granted an aggregate of 173,381 performance-based LTIP units to members of management, subject to the Company achieving certain absolute and relative total shareholder returns through the performance period.  The awards consist of three separate tranches of 32,448 LTIP units, 55,463 LTIP units and 85,470 LTIP units with performance periods ending on December 31, 2018, December 31, 2019 and December 31, 2020, respectively. The performance criteria for each tranche is based 75% on the Company’s absolute total shareholder return performance and 25% on the Company’s relative total shareholder return performance during the relevant performance period, with 50% of the LTIP Units vesting when earned following the end of the applicable performance period and 50% of the earned award subject to an additional one year of vesting.

A summary of our shares of restricted common stock and LTIP unit awards at March 31, 2018 is as follows:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share	LTIP Units	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2017	17,912	$19.72	926,000	$8.91
Granted	—	—	173,381	$18.31
Vested	—	—	(463,000)	$8.91
Forfeited	—	—	—	—
Outstanding, March 31, 2018	17,912	$19.72	636,381	$11.47

We recognized $0.9 million in compensation expense related to our shares of restricted common stock and the LTIP unit awards for the three months ended March 31, 2018.  As of March 31, 2018, unrecognized compensation expense for both sets of awards was $3.9 million, which will be amortized over the vesting period.

 A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend (1)
Q1 2018	May 3, 2018	June 11, 2018	June 28, 2018	$0.26
(1)

Prior to the end of the performance period as set forth in the applicable LTIP unit award, holders of LTIP units are entitled to receive dividends per LTIP unit equal to 10% of the dividend paid per common unit.  After the end of the performance period, the number of LTIP units, both vested and unvested, that LTIP award recipients have earned, if any, are entitled to receive dividends in an amount per LTIP unit equal to dividends, both regular and special, payable per common unit.

On March 3, 2017, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. (collectively, the “managers”), pursuant to which we may issue and sell the shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through the managers, acting as sales agents and/or principals (the “ATM Program”). The sales of shares of our common stock under the equity distribution agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. The following table sets forth certain information with respect to the ATM program as of March 31, 2018:

	Number of Shares Sold	Net Proceeds
For the year ended December 31, 2017	1,569,514	$33,263
For the three months ended March 31, 2018	671,666	13,532
	2,241,180	$46,795

We have used the proceeds from such sales for general corporate purposes. As of March 31, 2018, we had approximately $52.7 million of gross sales of our common stock available under our ATM program.

8. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares and unvested LTIP units are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three months ended March 31, 2018 and 2017 (amounts in thousands, except per share amounts):

	For the three months ended March 31,
	2018	2017
Numerator
Net income	$1,815	$1,541
Less: Non-controlling interest in Operating Partnership	(296)	(304)
Net income available to Easterly Government Properties, Inc.	1,519	1,237
Less: Dividends on participating securities	(279)	(26)
Net income available to common stockholders	$1,240	$1,211
Denominator for basic EPS	45,008,062	36,891,595
Dilutive effect of share-based compensation awards	12,803	11,815
Dilutive effect of LTIP units	997,175	1,818,392
Dilutive effect of shares issuable under forward sales agreements	—	422,085
Denominator for diluted EPS	46,018,040	39,143,887
Basic EPS	$0.03	$0.03
Diluted EPS	$0.03	$0.03

9. Operating Leases

Our rental properties are subject to generally non-cancelable operating leases generating future minimum contractual rent payments due from tenants. As of March 31, 2018, future non-cancelable minimum contractual rent payments are as follows (dollars in thousands):

	Payments due by period
	Total	2018	2019	2020	2021	2022	Thereafter
Operating Leases
Minimum lease payments	$850,806	76,506	96,333	90,704	79,985	68,225	439,053

The Company’s consolidated operating properties were 100% occupied by 24 tenants at March 31, 2018.

For the three months ended March 31, 2018 we recognized $28.2 million in rental income attributable to base rent, $2.3 million in rental income attributable to the amortization of our above- and below-market leases and a straight-line adjustment of $1.8 million.

10. Revenue

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method and applied it to all contracts that were not completed as of January 1, 2018. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaced the existing revenue recognition guidance.

The adoption of Topic 606 did not have an impact on the Company’s historical financial statements as the revenue that falls under the scope of this guidance is limited to tenant construction projects and the associated management fee, the recognition of which did not change from how the Company has historically accounted for these projects upon adoption of the new guidance.  Tenant construction project reimbursements consist primarily of subcontracted costs that are reimbursed to the Company by the tenant.

Historically, the Company has accounted for tenant construction project reimbursement arrangements using the percentage of completion method and will continue to recognize revenue from tenant construction projects using the percentage of completion method when the revenue and costs for such projects can be estimated with reasonable accuracy; when these criteria do not apply to a project, the Company recognizes revenue from that project using the completed contract method. Under the percentage of completion method, the Company recognizes a percentage of the total revenue on a project based on the cost of services provided on the project as of a point in time relative to the total costs on the project.  The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant.  For those projects ongoing as of March 31, 2018 and with a duration of greater than one year, the aggregate amount of transaction price allocated to remaining performance obligations at the end of the reporting period was $0.2 million, which will be recognized as revenue prior to the end of 2018 using the percentage of completion method as discussed above.

The table below sets forth revenue from tenant construction projects disaggregated by tenant agency for the three months ended March 31, 2018 (in thousands).

Tenant	Tenant Construction Project Income
Administrative Office of the U.S. Courts (“AOC”)	$100
Drug Enforcement Administration (“DEA”)	23
Federal Bureau of Investigation (“FBI”)	58
Immigration and Customs Enforcement (“ICE”)	9
National Park Service (“NPS”)	31
U.S. Coast Guard (“USCG”)	6
U.S. Forest Service (“USFS”)	29
Department of Veteran Affairs (“VA”)	787
$1,043

The balance in Accounts receivable related to tenant construction projects was $3.5 million as of March 31, 2018 and $3.0 million as of December 31, 2017. There were no contract assets or liabilities as of March 31, 2018.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or nongovernmental tenants. At March 31, 2018, the U.S Government accounted for approximately 99.2% of rental income and non-governmental tenants accounted for the remaining approximately 0.8%.

Fourteen of our 46 operating properties are located in California, accounting for approximately 25.8% of our total rentable square feet and approximately 33.3% of our total annualized lease income as of March 31, 2018. In addition, we owned two properties under development located in California. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

12. Subsequent Events

For its consolidated financial statements as of March 31, 2018, the Company evaluated subsequent events and noted no significant events.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

the factors included under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the factors included under the heading “Risk Factors” in the Company’s other public filings;

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

For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of March 31, 2018, we wholly owned 46 operating properties in the United States, including 44 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 3.7 million square feet in the aggregate. In addition, we wholly owned three properties under development that we expect to encompass approximately 0.3 million square feet upon completion. We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. As of March 31, 2018, we owned approximately 83.0% of the aggregate limited partnership interests in our operating partnership, or common units. We have elected to be taxed as a REIT and operate in a manner that we believe allows us to continue to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015.

Operating Properties

As of March 31, 2018, our 46 operating properties were 100% leased with a weighted average annualized lease income per leased square foot of $35.79 and a weighted average age of approximately 12.3 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight-line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our operating properties as of March 31, 2018 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036		327,614	$16,015,434	12.2%	$48.89
IRS - Fresno	Fresno, CA	O	2018		180,481	7,578,831	5.8%	41.99
FBI - Salt Lake	Salt Lake City, UT	O	2032		169,542	6,746,595	5.1%	39.79
PTO - Arlington	Arlington, VA	O	2019 / 2020	(3)	189,871	6,519,811	5.0%	34.34
FBI - San Antonio	San Antonio, TX	O	2021		148,584	5,132,896	3.9%	34.55
FBI - Omaha	Omaha, NE	O	2024		112,196	4,437,584	3.4%	39.55
EPA - Kansas City	Kansas City, KS	L	2023		71,979	4,171,384	3.2%	57.95
VA - South Bend	Mishakawa, IN	OC	2032		86,363	3,985,799	3.0%	46.15
ICE - Charleston (4)	North Charleston, SC	O	2021 / 2027	(5)	86,733	3,772,210	2.9%	43.49
DOT - Lakewood	Lakewood, CO	O	2024		122,225	3,382,692	2.7%	27.68
USCIS - Lincoln	Lincoln, NE	O	2020		137,671	3,298,565	2.5%	23.96
FBI - Birmingham	Birmingham, AL	O	2020		96,278	3,285,723	2.5%	34.13
AOC - El Centro (6)	El Centro, CA	C/O	2019		46,813	3,099,437	2.4%	66.21
OSHA - Sandy	Sandy, UT	L	2024	(7)	75,000	2,979,790	2.3%	39.73
USFS II - Albuquerque	Albuquerque, NM	O	2026	(8)	98,720	2,856,835	2.2%	28.94
ICE - Albuquerque	Albuquerque, NM	O	2027		71,100	2,804,426	2.1%	39.44
DEA - Vista	Vista, CA	L	2020		54,119	2,777,302	2.1%	51.32
DEA - Pleasanton	Pleasanton, CA	L	2035		42,480	2,770,028	2.1%	65.21
FBI - Richmond	Richmond, VA	O	2021		96,607	2,737,803	2.1%	28.34
USFS I - Albuquerque	Albuquerque, NM	O	2021	(8)	92,455	2,737,373	2.1%	29.61
AOC - Del Rio (6)	Del Rio, TX	C/O	2024		89,880	2,667,861	2.0%	29.68
DEA - Dallas Lab	Dallas, TX	L	2021		49,723	2,414,114	1.8%	48.55
FBI - Little Rock	Little Rock, AR	O	2021		101,977	2,206,381	1.7%	21.64
MEPCOM - Jacksonville	Jacksonville, FL	O	2025		30,000	2,183,870	1.7%	72.80
CBP - Savannah	Savannah, GA	L	2033		35,000	2,118,784	1.6%	60.54
FBI - Albany	Albany, NY	O	2018		98,184	2,098,811	1.6%	21.38
DEA - Santa Ana	Santa Ana, CA	O	2024		39,905	2,078,323	1.6%	52.08
DOE - Lakewood	Lakewood, CO	O	2029		115,650	2,068,524	1.6%	17.89
DEA - Dallas	Dallas, TX	O	2021		71,827	1,830,279	1.4%	25.48
NPS - Omaha	Omaha, NE	O	2024		62,772	1,751,754	1.3%	27.91
ICE - Otay	San Diego, CA	O	2022 / 2026	(9)	52,881	1,735,240	1.3%	35.09
DEA - North Highlands	Sacramento, CA	O	2018		37,975	1,721,698	1.3%	45.34
CBP - Chula Vista	Chula Vista, CA	O	2018		59,397	1,710,248	1.3%	28.79
CBP - Sunburst	Sunburst, MT	O	2028		33,000	1,597,758	1.2%	48.42
USCG - Martinsburg	Martinsburg, WV	O	2027		59,547	1,582,249	1.2%	26.57
DEA - Birmingham(10)	Birmingham, AL	O	2020		35,616	1,533,079	1.2%	43.04
DEA - Otay (11)	San Diego, CA	O	2018		32,560	1,482,682	1.1%	45.54
AOC - Aberdeen (6)	Aberdeen, MS	C/O	2025		46,979	1,465,665	1.1%	31.20
DEA - Albany	Albany, NY	O	2025		31,976	1,422,021	1.1%	44.47
DEA - Riverside	Riverside, CA	O	2032		34,354	1,235,147	0.9%	35.95
AOC - South Bend (6)	South Bend, IN	C/O	2027		30,119	823,889	0.6%	27.35
DEA - San Diego	San Diego, CA	W	2032		16,100	530,404	0.4%	32.94
SSA - Mission Viejo	Mission Viejo, CA	O	2020		11,590	467,296	0.4%	40.32
SSA - San Diego	San Diego, CA	O	2032		10,856	327,423	0.2%	32.55
Subtotal					3,494,699	$130,144,018	99.2%	$37.29
Privately Leased
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	(12)	105,641	544,405	0.4%	5.15
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	(7)	70,078	527,804	0.4%	7.53
Subtotal					175,719	$1,072,209	0.8%	$6.10
Total / Weighted Average					3,670,418	$131,216,227	100.0%	$35.79
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	The year of lease expiration does not include renewal options. All leases with renewal options are noted in the following footnotes to this table.
(3)	168,468 rentable square feet leased to the PTO will expire on March 31, 2019, and 21,403 rentable square feet leased to the PTO will expire on January 7, 2020.
(4)	This property is only partially leased to the U.S. Government. We Are Sharing Hope SC (formerly known as LifePoint, Inc.) occupies 21,609 rentable square feet.
(5)

21,609 rentable square feet leased to We Are Sharing Hope SC will expire on September 30, 2021, and 54,872 rentable square feet leased to ICE, 9,198 rentable square feet leased to DEA, and 1,054 rentable square feet leased to U.S. Marshals Service will expire on January 31, 2027.

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

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties (approximately 15.6 years as of March 31, 2018), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place as of March 31, 2018.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2018	6	408,597	11.1%	14,592,270	11.1%	35.71
2019	2	215,281	5.9%	8,849,543	6.7%	41.11
2020	7	356,677	9.7%	12,131,670	9.2%	34.01
2021	7	582,782	15.9%	17,670,978	13.5%	30.32
2022	2	47,919	1.3%	1,680,241	1.3%	35.06
2023	2	177,620	4.8%	4,715,789	3.6%	26.55
2024	6	501,978	13.7%	17,298,004	13.2%	34.46
2025	3	108,955	3.0%	5,071,556	3.9%	46.55
2026	2	100,258	2.7%	2,911,834	2.2%	29.04
2027	6	225,890	6.2%	8,370,642	6.4%	37.06
Thereafter	7	940,240	25.7%	37,923,700	28.9%	40.33
Total / Weighted Average	50	3,666,197	100.0%	$131,216,227	100.0%	$35.79
(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of March 31, 2018, six tenants occupying approximately 12.8% of our rentable square feet and contributing approximately 11.5% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017

The financial information presented below summarizes the results of operations of the Company for the three months ended March 31, 2018 and 2017 (dollars in thousands).

	For the three months ended March 31,
	2018	2017	Change
Revenues
Rental income	$32,289	$26,020	$6,269
Tenant reimbursements	3,483	3,628	(145)
Other income	202	239	(37)
Total revenues	35,974	29,887	6,087
Operating Expenses
Property operating	6,560	6,349	211
Real estate taxes	3,700	2,735	965
Depreciation and amortization	14,634	12,869	1,765
Acquisition costs	224	532	(308)
Corporate general and administrative	3,459	3,444	15
Total expenses	28,577	25,929	2,648
Operating income	7,397	3,958	3,439
Other (expenses) / income
Interest expense	(5,582)	(2,417)	(3,165)
Net income (loss)	$1,815	$1,541	$274

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenue increased by $6.1 million to $36.0 million for the three months ended March 31, 2018 compared to $29.9 million for the three months ended March 31, 2017. The increase is primarily attributable to an additional $6.6 million of revenue from the three operating properties acquired since March 31, 2017 as well as a full period of operations from the one operating property acquired during the three months ended March 31, 2017 offset by one property disposed of since March 31, 2017. This was offset by a $0.7 million decrease in tenant project reimbursements and the associated project management income.

Operating Expenses

Total expenses increased by $2.6 million to $28.6 million for the three months ended March 31, 2018 compared to $25.9 million for the three months ended March 31, 2017. The increase is attributable to $4.0 million in property operating expenses, real estate taxes, and depreciation and amortization associated with the three operating properties acquired since March 31, 2017 as well as a full period of operations from the one operating property acquired during the three months ended March 31, 2017 offset by one property disposed of since March 31, 2017. This was offset by $0.6 million decrease in expenses associated with projects and other services that were fully reimbursed by the tenant and a $0.7 million decrease in depreciation related to the timing of intangible asset amortization.

Interest Expense

Interest expense increased $3.2 million to $5.6 million for three months ended March 31, 2018 compared to $2.4 million for the three months ended March 31, 2017. The increase is primarily due to $1.8 million associated with interest on the senior unsecured notes and $1.2 million associated with interest on the mortgage loan secured by VA – Loma Linda, which were both entered into after March 31, 2017, and $0.7 million attributable to interest on our $100 million senior unsecured term loan facility and interest rate swap which we drew on March 20, 2017, offset by a $0.3 million decrease in interest on the credit facility due to a decrease in the weighted average borrowings from $230.6 million to $99.9 million quarter over quarter offset by an increase in weighted average interest rate from of 2.2% to 3.1% quarter over quarter.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At March 31, 2018, we had $9.6 million available in cash and cash equivalents and there was $301.2 million available under our senior unsecured revolving credit facility.

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

Shelf Registration Statement on Form S-3

On March 16, 2018, we filed an automatic universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, which was deemed automatically effective and which provides for the registration of unspecified amounts of securities. However, there can be no assurance that we will be able to complete any such offerings of securities in the future.

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

The following table sets forth certain information with respect to the ATM program as of March 31, 2018 (dollars in thousands):

	Number of Shares Sold	Net Proceeds
For the year ended December 31, 2017	1,569,514	$33,263
For the three months ended March 31, 2018	671,666	13,532
	2,241,180	$46,795

We have used the proceeds from such sales for general corporate purposes. As of March 31, 2018, we had approximately $52.7 million of gross sales of our common stock available under on our ATM program.

Debt

The following table sets forth certain information with respect to our outstanding indebtedness as of March 31, 2018 (dollars in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2018	Rate (1)	Maturity
Revolving credit facility:
Senior unsecured revolving credit facility (2)	$98,750	L + 150bps	February 2019 (3)
Total revolving credit facility	98,750

Term loan facility:
Senior unsecured term loan facility	100,000	3.17% (4)	September 2023
Total term loan facility	100,000
Less: Total unamortized deferred financing fees	(764)
Total term loan facility, net	99,236

Notes payable:
Senior unsecured notes payable, series A	95,000	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	4.30%	May 2032
Total notes payable	175,000
Less: Total unamortized deferred financing fees	(1,298)
Total notes payable, net	173,702

Mortgage notes payable:
CBP - Savannah	14,035	3.40% (5)	July 2033
ICE - Charleston	19,517	4.21% (5)	January 2027
MEPCOM - Jacksonville	10,574	4.41% (5)	October 2025
USFS II - Albuquerque	16,816	4.46% (5)	July 2026
DEA - Pleasanton	15,700	L + 150bps (5)	October 2023
VA - Loma Linda	127,500	3.59% (5)	July 2027
Total mortgage notes payable	204,142
Less: Total unamortized deferred financing fees	(2,002)
Less: Total unamortized premium/discount	355
Total mortgage notes payable, net	202,495

Total debt	$574,183
(1)

At March 31, 2018, the one-month LIBOR (“L”) was 1.88%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s senior unsecured revolving credit facility and senior unsecured term loan facility is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)	Available capacity of $301.2 million at March 31, 2018 with an accordion feature that provides additional capacity of up to $250.0 million, for a total facility size of not more than $650.0 million.

(3)	Our senior unsecured revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

The interest rate is calculated based on two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million, which effectively fix the interest rate at 3.17% annually, based on the Company’s consolidated leverage ratio, as defined in the senior unsecured term loan facility agreement.

(5)	Effective interest rates are as follows: CBP - Savannah 4.12%, ICE - Charleston 3.93%, MEPCOM - Jacksonville 3.89%, USFS II - Albuquerque 3.92%, DEA - Pleasanton 1.8%, VA – Loma Linda 3.78%.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2018, we were in compliance with the applicable financial covenants.

The chart below details our debt capital structure as of March 31, 2018 (dollars in thousands):

Debt Capital Structure	March 31, 2018
Total principal outstanding	$577,892
Weighted average maturity	7.6 years
Weighted average interest rate	3.7%
% Variable debt	19.8%
% Fixed debt (1)	80.2%
% Secured debt	35.3%
(1)	Our senior unsecured term loan facility is swapped to be fixed and as such is included as fixed rate debt in the table above.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2018 (dollars in thousands):

	Payments due by period
	Total	2018	2019	2020	2021	2022	Thereafter
Mortgage principal and interest	$265,787	8,008	10,656	10,700	11,199	12,059	213,165
Senior unsecured revolving credit facility principal and interest	102,446	3,212	99,234	—	—	—	—
Senior unsecured term loan facility principal and interest	117,501	2,389	3,185	3,185	3,185	3,185	102,372
Senior unsecured notes payable principal and interest	251,600	5,409	7,213	7,213	7,213	7,213	217,339
Development property obligations (1)	39,135	30,373	8,762	—	—	—	—
Corporate office leases	1,742	350	479	496	352	65	—
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

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend (1)
Q1 2018	May 3, 2018	June 11, 2018	June 28, 2018	$0.26
(1)

Prior to the end of the performance period as set forth in the applicable LTIP unit award, holders of LTIP units are entitled to receive dividends per LTIP unit equal to 10% of the dividend paid per common unit.  After the end of the performance period, the number of LTIP units, both vested and unvested, that LTIP award recipients have earned, if any, are entitled to receive dividends in an amount per LTIP unit equal to dividends, both regular and special, payable per common unit.

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2018.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the operating expenses that are passed through to our tenants and by contractual rent increases. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flows

The following table sets forth a summary of cash flows for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
	(amounts in thousands)
Net cash (used in) provided by:
Operating activities	$12,113	$10,725
Investing activities	(11,626)	(44,171)
Financing activities	(2,708)	34,201

Operating Activities

The Company generated $12.1 million and $10.7 million of cash from operating activities during the three months ended March 31, 2018 and 2017, respectively. Net cash provided by operating activities for the three months ended March 31, 2018 includes $13.5 million in net cash from rental activities net of expenses offset by $1.4 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash from operating activities for the three months ended March 31, 2017 includes $13.1 million in net cash from rental activities net of expenses offset by $2.4 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities.

Investing Activities

The Company used $11.6 million and $44.2 million in cash for investing activities during the three months ended March 31, 2018 and 2017, respectively. Net cash used in investing activities for the three months ended March 31, 2018 includes $10.4 million in additions to development properties, $0.9 million in additions to operating properties and a $0.3 million increase in deposits on acquisitions. Net cash used in investing activities for the three months ended March 31, 2017 includes $37.0 million in real estate acquisitions related to the purchase of OSHA – Sandy and $7.0 million in deposits on acquisitions.

Financing Activities

The Company used $2.7 million and generated $34.2 million in cash from financing activities during the three months ended March 31, 2018 and 2017, respectively. Net cash used by financing activities for the three months ended March 31, 2018 includes $14.4 million in dividend payments, $1.0 million in net pay downs under our senior unsecured revolving credit facility and $0.8 million in mortgage debt repayment offset by $13.5 million in net proceeds from issuance of shares of our common stock. Net cash provided by financing activities for the three months ended March 31, 2017 includes $100.0 million in term loan draws offset by $54.0 million in net credit facility pay downs, $11.0 million in dividends and $0.7 million in mortgage debt repayment.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the three months ended March 31,
	2018	2017
Net income	$1,815	$1,541
Depreciation and amortization	14,634	12,869
Funds From Operations	16,449	14,410
Adjustments to FFO:
Acquisition costs	224	532
Straight-line rent and other non-cash adjustments	(1,794)	(143)
Above-/below-market leases	(2,279)	(2,112)
Non-cash interest expense	264	230
Non-cash compensation	864	727
Funds from Operations, as Adjusted	$13,728	$13,644

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2018, $463.4 million, or 80.2% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $114.5 million, or 19.8% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.3 million annually.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of March 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

101*

The following materials from Easterly Government Properties, Inc.’s Quarterly Report on Form 10-Q for three months ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the related notes to these consolidated financial statements

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: May 8, 2018	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: May 8, 2018	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)