Form 10-Q
period 2018-06-30
Easterly Government Properties, Inc.
filed 2018-08-07
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 60,384,591 shares of common stock, par value $0.01 per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	June 30, 2018	December 31, 2017
Assets
Real estate properties, net	$1,254,368	$1,230,162
Cash and cash equivalents	147,505	12,682
Restricted cash	6,330	3,519
Deposits on acquisitions	15,750	750
Rents receivable	14,074	12,751
Accounts receivable	8,198	9,347
Deferred financing, net	3,753	945
Intangible assets, net	132,477	143,063
Interest rate swaps	6,552	4,031
Prepaid expenses and other assets	10,405	8,088
Total assets	$1,599,412	$1,425,338
Liabilities
Revolving credit facility	—	99,750
Term loan facilities, net	99,271	99,202
Notes payable, net	173,727	173,692
Mortgage notes payable, net	211,164	203,250
Intangible liabilities, net	33,937	38,569
Accounts payable and accrued liabilities	25,285	19,786
Total liabilities	543,384	634,249

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 60,376,466 and 44,787,040 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	604	448
Additional paid-in capital	1,008,615	740,546
Retained earnings	10,086	7,127
Cumulative dividends	(107,573)	(83,718)
Accumulated other comprehensive income	5,692	3,403
Total stockholders’ equity	917,424	667,806
Non-controlling interest in Operating Partnership	138,604	123,283
Total equity	1,056,028	791,089
Total liabilities and equity	$1,599,412	$1,425,338

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues
Rental income	$32,459	$27,501	$64,748	$53,521
Tenant reimbursements	4,089	2,974	7,572	6,602
Other income	424	128	626	367
Total revenues	36,972	30,603	72,946	60,490
Operating expenses
Property operating	7,223	5,837	13,783	12,186
Real estate taxes	3,845	2,979	7,545	5,714
Depreciation and amortization	14,588	13,272	29,222	26,141
Acquisition costs	499	456	723	988
Corporate general and administrative	3,623	3,142	7,082	6,586
Total expenses	29,778	25,686	58,355	51,615
Operating income	7,194	4,917	14,591	8,875
Other expenses
Interest expense, net	(5,475)	(3,714)	(11,057)	(6,131)
Net income	1,719	1,203	3,534	2,744
Non-controlling interest in Operating Partnership	(279)	(221)	(575)	(525)
Net income available to Easterly Government Properties, Inc.	$1,440	$982	$2,959	$2,219
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.02	$0.03	$0.05	$0.06
Diluted	$0.02	$0.02	$0.05	$0.05
Weighted-average common shares outstanding
Basic	47,531,128	37,408,603	46,276,125	37,151,527
Diluted	49,124,886	39,845,314	47,845,560	39,534,993
Dividends declared per common share	$0.26	$0.25	$0.52	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income	$1,719	$1,203	$3,534	$2,744
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps, net	662	(694)	2,521	(586)
Other comprehensive income (loss)	662	(694)	2,521	(586)
Comprehensive income	2,381	509	6,055	2,158
Non-controlling interest in Operating Partnership	(279)	(221)	(575)	(525)
Other comprehensive income attributable to non-controlling interest	141	221	(232)	209
Comprehensive income attributable to Easterly Government Properties, Inc.	$2,243	$509	$5,248	$1,842

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$3,534	$2,744
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29,222	26,141
Straight line rent	(3,073)	(493)
Amortization of above- / below-market leases	(4,518)	(4,218)
Amortization of unearned revenue	(52)	(55)
Amortization of loan premium / discount	(42)	(42)
Amortization of deferred financing costs	605	516
Non-cash compensation	1,576	1,467
Net change in:
Rents receivable	1,742	787
Accounts receivable	1,149	(923)
Prepaid expenses and other assets	(1,988)	(1,698)
Accounts payable and accrued liabilities	459	318
Net cash provided by operating activities	28,614	24,544
Cash flows from investing activities
Real estate acquisitions and deposits	(20,576)	(249,492)
Additions to operating properties	(2,425)	(901)
Additions to development properties	(21,125)	(3,911)
Net cash used in investing activities	(44,126)	(254,304)
Cash flows from financing activities
Payment of deferred financing costs	(3,070)	(3,225)
Issuance of common shares	297,805	1,886
Credit facility draws	19,000	108,000
Credit facility repayments	(118,750)	(252,167)
Term loan draws	—	100,000
Issuance of notes payable	—	175,000
Issuance of mortgage notes payable	—	127,500
Repayments of mortgage notes payable	(1,560)	(1,473)
Dividends and distributions paid	(29,196)	(22,564)
Payment of offering costs	(11,083)	(24)
Net cash provided by financing activities	153,146	232,933
Net increase in Cash and cash equivalents and Restricted cash	137,634	3,173
Cash and cash equivalents and Restricted cash, beginning of period	16,201	6,491
Cash and cash equivalents and Restricted cash, end of period	$153,835	$9,664

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the six months ended June 30,
	2018	2017
Cash paid for interest, net of capitalized interest	$10,766	$5,149
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$652	$229
Additions to development properties accrued, not paid	7,419	11
Financing costs accrued, not paid	137	173
Offering costs accrued, not paid	246	—
Deferred asset acquisition costs accrued, not paid	256	—
Unrealized gain (loss) on interest rate swaps, net	2,521	(586)
Debt assumed on acquisition of operating property	9,414	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(3,039)	$(19,866)
Common stock	2	13
Additional paid-in capital	3,037	19,853
Total	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements (unaudited)

1. Organization and Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2017, and related notes thereto, included in the Annual Report on Form 10-K of Easterly Government Properties, Inc. (the “Company”) for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2018.

The Company is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code, as amended (the “Code”) commencing with its taxable year ended December 31, 2015. The operations of the Company are carried on primarily through Easterly Government Properties LP (the “Operating Partnership”) and the wholly owned subsidiaries of the Operating Partnership. As used herein, the “Company,” “we,” “us,” or “our” refer to Easterly Government Properties, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

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

As of June 30, 2018, we wholly owned 47 operating properties in the United States, including 45 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 3.7 million square feet in the aggregate. In addition, we wholly owned three properties under development that we expect will encompass approximately 0.3 million square feet upon completion. We focus on acquiring, developing, and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

The Operating Partnership holds substantially all of our assets and conducts substantially all our business. The Company is the sole general partner of the Operating Partnership. The Company owned approximately 86.9% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at June 30, 2018. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2018, and the consolidated results of operations for the three and six months ended June 30, 2018 and 2017 and the consolidated cash flows for the six months ended June 30, 2018 and 2017. Certain prior year amounts have been reclassified to conform to the current year presentation. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Effect of Revision For the Three Months Ended June 30, 2017	As Previously Reported	Adjustment	As Revised
Total revenues	$30,603	$—	$30,603
Depreciation and amortization	13,462	(190)	13,272
Total expenses	25,876	(190)	25,686
Net income	1,013	190	1,203
Net income available to Easterly Government Properties, Inc.	827	155	982
Net income available to Easterly Government Properties, Inc. per share (basic)	0.02	0.01	0.03
Net income available to Easterly Government Properties, Inc. per share (diluted)	0.02	—	0.02
Comprehensive income	319	190	509

Effect of Revision For the Six Months Ended June 30, 2017	As Previously Reported	Adjustment	As Revised
Depreciation and amortization	$26,522	$(381)	$26,141
Total expenses	51,996	(381)	51,615
Net income	2,363	381	2,744
Net income available to Easterly Government Properties, Inc.	1,911	308	2,219
Net income available to Easterly Government Properties, Inc. per share (basic)	0.05	0.01	0.06
Net income available to Easterly Government Properties, Inc. per share (diluted)	0.05	—	0.05
Comprehensive income	1,777	381	2,158

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. As of June 30, 2018, the Company had a sublease for office space in Washington D.C. expiring in June 2021 and a lease for office space in San Diego, CA expiring in April 2022.  The remaining contractual payments under the Company’s lease and sublease for office space aggregate $1.6 million.

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

3. Real Estate and Intangibles

During the six months ended June 30, 2018, we acquired one operating property, VA – Golden, in an asset acquisition for a purchase price of $14.9 million. We allocated the purchase price of the acquisition based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$4,080
Building	7,718
Acquired tenant improvements	1,215
Total real estate	13,013
Intangible assets
In-place leases	1,752
Acquired leasing commissions	383
Total intangible assets	2,135
Intangible liabilities
Below-market leases	(280)
Total intangible liabilities	(280)
Purchase price	14,868
Less: Mortgage note assumed	(9,414)
Net assets acquired	$5,454

The intangible assets and liabilities of VA – Golden has a weighted average amortization period of 8.24 years as of June 30, 2018. During the six months ended June 30, 2018, we included $0.2 million of revenues and less than $0.1 million of net income in our consolidated statement of operations related to VA – Golden.

During the six months ended June 30, 2018, we agreed to acquire a 1,479,762-square foot portfolio of 14 properties (the “Acquisition Portfolio”) for a purchase price of approximately $430.0 million, including a $15.0 million non-refundable deposit paid in connection with the execution of the purchase agreement and the end of the due diligence period. The completion of the portfolio acquisition is subject to customary closing conditions.

During the six months ended June 30, 2018, we incurred $0.7 million of acquisition-related expenses including $0.5 million of internal costs associated with property acquisitions.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of June 30, 2018 (amounts in thousands):

Total
Real estate properties, net
Land	$138,243
Building	1,109,671
Acquired tenant improvements	48,718
Construction in progress	42,997
Accumulated amortization	(85,261)
Total Real estate properties, net	$1,254,368
Intangible assets, net
In-place leases	$161,872
Acquired leasing commissions	38,847
Above market leases	9,455
Accumulated amortization	(77,697)
Total Intangible assets, net	$132,477
Intangible liabilities, net
Below market leases	$(63,136)
Accumulated amortization	29,199
Total Intangible liabilities, net	$(33,937)

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of June 30, 2018 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2018	$394	$4,494
2019	743	6,905
2020	609	6,208
2021	608	4,385
2022	608	2,850

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Debt

At June 30, 2018, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	June 30, 2018	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$—	L + 130bps	June 2022 (3)
Total revolving credit facility	—

Term loan facilities:
2016 term loan facility	100,000	3.17% (4)	September 2023
2018 term loan facility	—	L + 125bps	June 2023
Total term loan facility	100,000
Less: Total unamortized deferred financing fees	(729)
Total term loan facilities, net	99,271

Notes payable:
Senior unsecured notes payable, series A	95,000	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	4.30%	May 2032
Total notes payable	175,000
Less: Total unamortized deferred financing fees	(1,273)
Total notes payable, net	173,727

Mortgage notes payable:
CBP - Savannah	13,856	3.40% (5)	July 2033
ICE - Charleston	19,227	4.21% (5)	January 2027
MEPCOM - Jacksonville	10,349	4.41% (5)	October 2025
USFS II - Albuquerque	16,739	4.46% (5)	July 2026
DEA - Pleasanton	15,700	L + 150bps (5)	October 2023
VA - Loma Linda	127,500	3.59% (5)	July 2027
VA - Golden	9,404	5.00% (5)	April 2024
Total mortgage notes payable	212,775
Less: Total unamortized deferred financing fees	(1,930)
Less: Total unamortized premium/discount	319
Total mortgage notes payable, net	211,164

Total debt	$484,162
(1)

At June 30, 2018, the one-month LIBOR (“L”) was 2.09%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s senior unsecured revolving credit facility and senior unsecured term loan facility is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)	Available capacity of $450.0 million at June 30, 2018 with an accordion feature that provides additional capacity of up to $250.0 million, for a total facility size of not more than $700.0 million.
(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

The interest rate is calculated based on two interest rate swaps with an aggregate notional value of $100.0 million, which effectively fix the interest rate at 3.17% annually, based on the Company’s consolidated leverage ratio, as defined in the 2016 term loan facility agreement.

(5)

Effective interest rates are as follows: CBP - Savannah 4.12%, ICE - Charleston 3.93%, MEPCOM - Jacksonville 3.89%, USFS II - Albuquerque 3.92%, DEA - Pleasanton 1.8%, VA – Loma Linda 3.78%, VA – Golden 5.03%.

On June 18, 2018, we entered into an amended and restated senior unsecured credit facility (our “amended senior unsecured credit facility”).  Our amended senior unsecured credit facility increased the total borrowing capacity of our existing senior unsecured credit facility by $200.0 million for a total credit facility size of $600.0 million, consisting of two components: (i) a $450.0 million senior unsecured revolving credit facility (the “revolving credit facility”), and (ii) a $150.0 million senior unsecured term loan facility (the “2018 term loan facility”). The revolving credit facility also includes an accordion feature that will provide us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million.

The Operating Partnership is the borrower, and we and certain of our subsidiaries that directly own certain of our properties are guarantors under our amended senior unsecured credit facility. The revolving credit facility matures in four years and the 2018 term loan facility matures in five years.  In addition, the revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.

Our amended senior unsecured credit facility bears interest, at our option, either at:

•a Eurodollar rate equal to a periodic fixed rate equal to LIBOR plus, a margin ranging from 1.25% to 1.80% for advances under the revolving credit facility and a margin ranging from 1.20% to 1.75% for advances under the 2018 term loan facility; or

•a fluctuating rate equal to the sum of (a) the highest of (x) Citibank, N.A.’s base rate, (y) the federal funds effective rate plus 0.50% and (z) the one-month Eurodollar rate plus 1.00% plus (b) a margin ranging from 0.25% to 0.80% for advances under the revolving credit facility and a margin ranging from 0.20% to 0.75% for advances under the 2018 term loan facility, in each case with a margin based on our leverage ratio.

The 2018 term loan facility has a 364-day delayed draw period and is prepayable without penalty for the entire term of the loan. As of June 30, 2018, we had not drawn any funds under our 2018 term loan facility.

In addition, on June 18, 2018, we entered into a second amendment to our existing $100 million senior unsecured term loan facility (the “2016 term loan facility”).  The second amendment amends certain covenants and other provisions in the 2016 term loan facility to conform to changes made to such covenants and other provisions in our amended senior unsecured credit facility.

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of June 30, 2018 related to its revolving credit facility, 2016 term loan facility, notes payable and mortgage notes payable.

Fair Value of Debt

As of June 30, 2018, the carrying value of our 2016 term loan facility approximated fair value. In determining the fair value we considered the variable interest rate and credit spreads. We deem the fair value of our 2016 term loan facility as a Level 3 measurement.

At June 30, 2018, the fair value of our notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our notes payable instruments as a Level 3 measurement. At June 30, 2018, the fair value of our notes payable was $171.5 million.

At June 30, 2018, the fair value of our mortgage notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage notes payable as a Level 3 measurement. At June 30, 2018, the fair value of our mortgage notes payable was $205.7 million.

5. Derivatives and Hedging Activities

As of June 30, 2018, the Company had two outstanding interest rate swaps with an aggregate notional value of $100.0 million that were designated as cash flow hedges. The swaps had an effective date of March 29, 2017 and extend until the maturity of our 2016 term loan facility on September 29, 2023. The swaps effectively fix the interest rate under our 2016 term loan facility at 3.17% annually based on the Company’s current consolidated leverage ratio and a variable interest rate of one-month LIBOR.

Cash Flow Hedges of Interest Rate Risk

As of June 30, 2018 our swaps were classified as an asset on our consolidated balance sheet at $6.6 million. The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s consolidated variable rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense.  For the three and six months ended June 30, 2018 the amount of unrealized gains recognized in accumulated other comprehensive income on interest rate swaps was $0.8 million and $2.7 million, respectively. For the three and six months ended June 30, 2018 the amount of gain reclassified from accumulated other comprehensive income into interest expense was $0.1 million and $0.2 million, respectively. Additionally, during the three and six months ended June 30, 2018, the Company did not record any hedge ineffectiveness. For the three and six months ended June 30, 2017 the amount of unrealized loss recognized in accumulated other comprehensive income on interest rate swaps was $0.8 million and $0.7 million, respectively. For the three and six months ended June 30, 2017 the amount of loss reclassified from accumulated other comprehensive income into interest expense was $0.1 million and $0.1 million, respectively. Additionally, during the three and six months ended June 30, 2017, the Company did not record any hedge ineffectiveness.

The Company estimates that $1.0 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.  As of June 30, 2018, the Company did not have any derivatives in a net liability position.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates.   While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2018 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. For our disclosure of debt fair values in Note 4, we estimated the fair value of our 2016 term loan facility based on the variable interest rate and credit spreads (categorized within Level 3 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments included scheduled principal and interest payments.  Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of June 30, 2018
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$6,552	$—

7. Equity

The following table summarizes the changes in our stockholders’ equity for the six months ended June 30, 2018 and 2017 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Total Equity
Six months ended June 30, 2018
Balance at December 31, 2017	44,787,040	$448	$740,546	$7,127	$(83,718)	$3,403	$123,283	$791,089
Stock based compensation		—	181	—	—	—	1,395	1,576
Dividends and distributions paid		—	—	—	(23,855)	—	(5,341)	(29,196)
Grant of unvested restricted stock	21,328	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	186,061	2	3,037	—	—	—	(3,039)	—
Issuance of common stock	15,382,037	154	286,350	—	—	—	—	286,504
Unrealized gain on interest rate swaps, net		—	—	—	—	2,289	232	2,521
Net income		—	—	2,959	—	—	575	3,534
Allocation of non-controlling interest in Operating Partnership		—	(21,499)	—	—	—	21,499	—
Balance at June 30, 2018	60,376,466	$604	$1,008,615	$10,086	$(107,573)	$5,692	$138,604	$1,056,028
Six months ended June 30, 2017
Balance at December 31, 2016	36,874,810	$369	$597,164	$2,679	$(42,794)	$3,038	$137,844	$698,300
Stock based compensation		—	158	—	—	—	1,309	1,467
Dividends and distributions paid		—	—	—	(18,432)	—	(4,132)	(22,564)
Grant of unvested restricted stock	17,912	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	1,325,331	13	19,853	—	—	—	(19,866)	—
Issuance of common stock	87,048	1	1,861	—	—	—	—	1,862
Unrealized loss on interest rate swaps, net		—	—	—	—	(377)	(209)	(586)
Net income		—	—	2,219	—	—	525	2,744
Allocation of non-controlling interest in Operating Partnership		—	876	—	—	—	(876)	—
Balance at June 30, 2017	38,305,101	$383	$619,912	$4,898	$(61,226)	$2,661	$114,595	$681,223

The Company granted 891,000 long term incentive plan units in our operating partnership (“LTIP units”) on May 6, 2015 and 40,000 LTIP units on February 26, 2016 to members of management as long-term incentive compensation under the 2015 Equity Incentive Plan, as amended (the “2015 Equity Incentive Plan”) subject to the Company achieving certain absolute and relative total shareholder returns through the performance period, which ended on December 31, 2017.  Based on the Company’s absolute and relative total shareholder return performance through the end of the performance period, the compensation committee of the Company’s board of directors determined that an aggregate of 2,079,297 LTIP units were earned. Under the terms of the awards, earned awards vested 50% on February 15, 2018 with the remaining 50% vesting on February 6, 2019, subject to the grantee’s continued employment.

On January 4, 2018, the Company granted an aggregate of 173,381 performance-based LTIP units to members of management under the 2015 Equity Incentive Plan, subject to the Company achieving certain absolute and relative total shareholder returns through the performance period.  The awards consist of three separate tranches of 32,448 LTIP units, 55,463 LTIP units and 85,470 LTIP units with performance periods ending on December 31, 2018, December 31, 2019 and December 31, 2020, respectively. The performance criteria for each tranche is based 75% on the Company’s absolute total shareholder return performance and 25% on the Company’s relative total shareholder return performance during the relevant performance period, with 50% of the LTIP Units vesting when earned following the end of the applicable performance period and 50% of the earned award subject to an additional one year of vesting.

On April 3, 2018, the Company issued an aggregate of 2,236 shares of restricted common stock to certain employees pursuant to our 2015 Equity Incentive Plan. The restricted common stock grants will vest upon the second anniversary of the grant date so long as the grantee remains an employee of the Company on such date.

In connection with our 2018 annual meeting of stockholders, we issued an aggregate of 19,092 shares of restricted common stock to our non-employee directors pursuant to our 2015 Equity Incentive Plan. The restricted common stock grants will vest upon the earlier of the anniversary of the date of the grant or the next annual stockholder meeting.

In connection with the liquidation of certain private investment funds that contributed assets in our initial public offering, we issued 186,061 shares of our common stock between January 1, 2018 and June 30, 2018 upon redemption of 186,061 common units in accordance with the terms of the partnership agreement of the Operating Partnership.

A summary of our shares of restricted common stock and LTIP unit awards at June 30, 2018 is as follows:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share	LTIP Units	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2017	17,912	$19.72	926,000	$8.91
Granted	21,328	20.87	173,381	18.31
Vested	(15,220)	19.71	(463,000)	8.91
Forfeited	—	—	—	—
Outstanding, June 30, 2018	24,020	$20.74	636,381	$11.47

We recognized $1.6 million in compensation expense related to our shares of restricted common stock and the LTIP unit awards for the six months ended June 30, 2018.  As of June 30, 2018, unrecognized compensation expense for both sets of awards was $3.6 million, which will be amortized over the vesting period.

A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend (1)
Q1 2018	May 3, 2018	June 11, 2018	June 28, 2018	$0.26
Q2 2018	August 1, 2018	September 13, 2018	September 27, 2018	$0.26
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

On March 3, 2017, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. (collectively, the “managers”), pursuant to which we may issue and sell the shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through the managers, acting as sales agents and/or principals (the “ATM program”). The sales of shares of our common stock under the equity distribution agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. The following table sets forth certain information with respect to the ATM program as of June 30, 2018:

	Number of Shares Sold	Net Proceeds
For the year ended December 31, 2017	1,569,514	$33,263
For the three months ended March 31, 2018	671,666	13,532
For the three months ended June 30, 2018	1,010,371	20,208
	3,251,551	$67,003

We have used the proceeds from such sales for general corporate purposes. As of June 30, 2018, we had approximately $32.3 million of gross sales of our common stock available under the ATM program.

On June 21, 2018, we completed an underwritten public offering of an aggregate of 20,700,000 shares of our common stock, consisting of (i) 13,700,000 shares sold by us to the underwriters (including 2,700,000 shares pursuant to the underwriters’ exercise of their option to purchase additional shares) and (ii) 7,000,000 shares offered and sold on a forward basis in connection with forward sales agreements entered into with certain financial institutions, acting as forward purchasers.  We received approximately $252.9 million in net proceeds from the sale of shares offered by us in the offering, after deducting underwriting discounts and commissions and our offering expenses. Subject to the Company’s right to elect cash or net share settlement, we expect to physically settle the forward sales agreements no later than December 21, 2018. Assuming the forward sales agreements are physically settled in full, we expect to receive an additional $129.3 million of net proceeds, after deducting underwriting discounts, commissions and estimated offering expenses.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three and six months ended June 30, 2018 and 2017 (amounts in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Numerator
Net income	$1,719	$1,203	$3,534	$2,744
Less: Non-controlling interest in Operating Partnership	(279)	(221)	(575)	(525)
Net income available to Easterly Government Properties, Inc.	1,440	982	2,959	2,219
Less: Dividends on participating securities	(281)	(28)	(561)	(54)
Net income available to common stockholders	$1,159	$954	$2,398	$2,165
Denominator for basic EPS	47,531,128	37,408,603	46,276,125	37,151,527
Dilutive effect of share-based compensation awards	10,596	8,191	6,408	6,992
Dilutive effect of LTIP units (1)	999,179	1,873,429	987,516	1,856,030
Dilutive effect of shares issuable under forward sales agreements	583,983	555,091	575,511	520,444
Denominator for diluted EPS	49,124,886	39,845,314	47,845,560	39,534,993
Basic EPS	$0.02	$0.03	$0.05	$0.06
Diluted EPS	$0.02	$0.02	$0.05	$0.05

(1)

During the three and six months ended June 30, 2018, there were approximately 173,381 unvested performance-based LTIP units that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

9. Operating Leases

Our rental properties are subject to generally non-cancelable operating leases generating future minimum contractual rent payments due from tenants. As of June 30, 2018, future non-cancelable minimum contractual rent payments are as follows (amounts in thousands):

	Payments due by period
	Total	2018	2019	2020	2021	2022	Thereafter
Operating Leases
Minimum lease payments	$917,080	52,583	107,083	101,536	90,473	77,685	487,720

The Company’s consolidated operating properties were 100% occupied by 24 tenants at June 30, 2018.

For the six months ended June 30, 2018 we recognized $57.1 million in rental income attributable to base rent, $4.5 million in rental income attributable to the amortization of our above- and below-market leases and a straight-line adjustment of $3.1 million.

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

Historically, the Company has accounted for tenant construction project reimbursement arrangements using the percentage of completion method and will continue to recognize revenue from tenant construction projects using the percentage of completion method when the revenue and costs for such projects can be estimated with reasonable accuracy; when these criteria do not apply to a project, the Company recognizes revenue from that project using the completed contract method. Under the percentage of completion method, the Company recognizes a percentage of the total revenue on a project based on the cost of services provided on the project as of a point in time relative to the total costs on the project.  The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant.  For those projects ongoing as of June 30, 2018 and with a duration of greater than one year, the aggregate amount of transaction price allocated to remaining performance obligations at the end of the reporting period was $0.1 million, which will be recognized as revenue prior to the end of 2018 using the percentage of completion method as discussed above.

The table below sets forth revenue from tenant construction projects disaggregated by tenant agency for the three and six months ended June 30, 2018 (in thousands).

	For the three months ended June 30,	For the six months ended June 30,
Tenant	2018	2018
Administrative Office of the U.S. Courts (“AOC”)	$12	$112
Drug Enforcement Administration (“DEA”)	163	186
Federal Bureau of Investigation (“FBI”)	67	125
Immigration and Customs Enforcement (“ICE”)	—	9
National Park Service (“NPS”)	—	31
Social Security Administration (“SSA”)	14	14
U.S. Coast Guard (“USCG”)	—	6
U.S. Citizenship and Immigration Services (“USCIS”)	39	39
U.S. Forest Service (“USFS”)	61	90
Department of Veteran Affairs (“VA”)	1,246	2,033
	$1,602	$2,645

The balance in Accounts receivable related to tenant construction projects was $1.2 million as of June 30, 2018 and $3.0 million as of December 31, 2017. There were no contract assets or liabilities as of June 30, 2018.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or nongovernmental tenants. At June 30, 2018, the U.S Government accounted for approximately 98.7% of rental income and non-governmental tenants accounted for the remaining approximately 1.3%.

Fourteen of our 47 operating properties are located in California, accounting for approximately 25.4% of our total rentable square feet and approximately 32.8% of our total annualized lease income as of June 30, 2018. In addition, we owned two properties under development located in California. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

12. Subsequent Events

For its consolidated financial statements as of June 30, 2018, the Company evaluated subsequent events and noted the following significant events:

On July 11, 2018, we acquired a 90,085 square foot VA Facility in San Jose, CA. The building was constructed in 2018 and is 100% leased to the VA for an initial, non-cancelable lease term of 20 years through February 2038.

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

•	risks associated with ownership and development of real estate;
•	the risk of decreased rental rates or increased vacancy rates;
•	loss of key personnel;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	the risk we may lose one or more major tenants;
•	difficulties in completing and successfully integrating acquisitions;
•	failure of acquisitions or development projects to occur at anticipated levels or yield anticipated results;
•	risks associated with actual or threatened terrorist attacks;
•	intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;
•	insufficient amounts of insurance or exposure to events that are either uninsured or underinsured;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	exposure to liability relating to environmental and health and safety matters;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments and the nature of our assets;
•	exposure to litigation or other claims;
•	risks associated with breaches of our data security;
•

risks associated with our indebtedness, including failure to refinance current or future indebtedness on favorable terms, or at all; failure to meet the restrictive covenants and requirements in our existing and new debt agreements; fluctuations in interest rates and increased costs to refinance or issue new debt;

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

As of June 30, 2018, we wholly owned 47 operating properties in the United States, including 45 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 3.7 million square feet in the aggregate. In addition, we wholly owned three properties under development that we expect to encompass approximately 0.3 million square feet upon completion. We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. As of June 30, 2018, we owned approximately 86.9% of the aggregate limited partnership interests in our operating partnership, or common units. We have elected to be taxed as a REIT and operate in a manner that we believe allows us to continue to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015.

Recent Acquisitions

On May 24, 2018, we acquired a 56,753 square foot Department of Veteran Affairs (VA) Facility in Golden, CO. The building was originally constructed in 1996 and fully renovated in 2011 to meet the specific design needs of the VA. The facility is leased to the VA for an initial 15-year lease term, which expires in September 2026.

On July 11, 2018, we acquired a 90,085 square foot VA Facility in San Jose, CA. The building was constructed in 2018 and is 100% leased to the VA for an initial, non-cancelable lease term of 20 years through February 2038.

Pending Portfolio Acquisition

On June 15, 2018, we entered into a definitive purchase and sale agreement, which we refer to as the purchase agreement, to acquire a portfolio of 14 properties, comprising 1,479,762 square feet, from a third-party seller and its affiliates for an aggregate contractual purchase price of approximately $430.0 million. The 14-property portfolio, which we refer to as the Acquisition Portfolio, is 94% leased to the U.S. Federal Government and 99% leased overall. Based on lease count and property count respectively, 88% of the U.S. Government leases are still under their original lease contract and 79% of the properties are build-to-suit or renovation-to-suit construction, designed for the specific needs and requirements of the occupying U.S. Government tenant agency. We expect to close on the properties in the acquisition portfolio on a rolling basis between August and December of 2018. The completion of the portfolio acquisition is subject to customary closing conditions and is not subject to a financing or due diligence condition or the receipt of third-party consents. There is no assurance that we or the sellers will fulfill such customary closing conditions or that we will complete the portfolio acquisition on the anticipated schedule or at all.

Operating Properties

As of June 30, 2018, our 47 operating properties were 100% leased with a weighted average annualized lease income per leased square foot of $35.64 and a weighted average age of approximately 12.7 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight-line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our operating properties as of June 30, 2018 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036		327,614	$16,029,163	12.1%	$48.93
IRS - Fresno	Fresno, CA	O	2033		180,481	7,548,561	5.7%	41.82
FBI - Salt Lake	Salt Lake City, UT	O	2032		169,542	6,746,595	5.1%	39.79
PTO - Arlington	Arlington, VA	O	2019 / 2020	(3)	189,871	6,598,312	5.0%	34.75
FBI - San Antonio	San Antonio, TX	O	2021		148,584	5,132,896	3.9%	34.55
FBI - Omaha	Omaha, NE	O	2024		112,196	4,432,976	3.3%	39.51
EPA - Kansas City	Kansas City, KS	L	2023		71,979	4,183,838	3.2%	58.13
VA - South Bend	Mishakawa, IN	OC	2032		86,363	3,985,309	3.0%	46.15
ICE - Charleston (4)	North Charleston, SC	O	2021 / 2027	(5)	86,733	3,780,688	2.8%	43.59
DOT - Lakewood	Lakewood, CO	O	2024		122,225	3,382,692	2.5%	27.68
USCIS - Lincoln	Lincoln, NE	O	2020		137,671	3,314,921	2.5%	24.08
FBI - Birmingham	Birmingham, AL	O	2020		96,278	3,220,700	2.4%	33.45
AOC - El Centro (6)	El Centro, CA	C/O	2019		46,813	3,095,133	2.3%	66.12
OSHA - Sandy	Sandy, UT	L	2024	(7)	75,000	2,979,790	2.2%	39.73
USFS II - Albuquerque	Albuquerque, NM	O	2026	(8)	98,720	2,870,004	2.2%	29.07
ICE - Albuquerque	Albuquerque, NM	O	2027		71,100	2,804,426	2.1%	39.44
DEA - Vista	Vista, CA	L	2020		54,119	2,777,302	2.1%	51.32
DEA - Pleasanton	Pleasanton, CA	L	2035		42,480	2,775,692	2.1%	65.34
USFS I - Albuquerque	Albuquerque, NM	O	2021	(8)	92,455	2,749,070	2.1%	29.73
FBI - Richmond	Richmond, VA	O	2021		96,607	2,749,032	2.1%	28.46
AOC - Del Rio (6)	Del Rio, TX	C/O	2024		89,880	2,685,251	2.0%	29.88
DEA - Dallas Lab	Dallas, TX	L	2021		49,723	2,414,114	1.8%	48.55
FBI - Little Rock	Little Rock, AR	O	2021		101,977	2,206,381	1.7%	21.64
MEPCOM - Jacksonville	Jacksonville, FL	O	2025		30,000	2,183,945	1.6%	72.80
CBP - Savannah	Savannah, GA	L	2033		35,000	2,118,784	1.6%	60.54
FBI - Albany	Albany, NY	O	2018		98,184	2,098,811	1.6%	21.38
DEA - Santa Ana	Santa Ana, CA	O	2024		39,905	2,077,244	1.6%	52.05
DOE - Lakewood	Lakewood, CO	O	2029		115,650	2,068,524	1.6%	17.89
CBP - Chula Vista	Chula Vista, CA	O	2028		59,322	1,804,171	1.4%	30.41
DEA - Dallas	Dallas, TX	O	2021		71,827	1,785,029	1.3%	24.85
NPS - Omaha	Omaha, NE	O	2024		62,772	1,751,754	1.3%	27.91
ICE - Otay	San Diego, CA	O	2022 / 2026	(9)	52,881	1,742,757	1.3%	35.24
VA - Golden	Golden, CO	O/W	2026		56,753	1,686,982	1.3%	29.72
CBP - Sunburst	Sunburst, MT	O	2028		33,000	1,597,758	1.2%	48.42
USCG - Martinsburg	Martinsburg, WV	O	2027		59,547	1,582,249	1.2%	26.57
DEA - Birmingham(10)	Birmingham, AL	O	2020		35,616	1,533,079	1.2%	43.04
DEA - Otay (11)	San Diego, CA	O	2018		32,560	1,490,135	1.1%	45.77
AOC - Aberdeen (6)	Aberdeen, MS	C/O	2025		46,979	1,465,665	1.1%	31.20
DEA - North Highlands	Sacramento, CA	O	2032		37,975	1,435,217	1.1%	37.79
DEA - Albany	Albany, NY	O	2025		31,976	1,348,050	1.0%	42.16
DEA - Riverside	Riverside, CA	O	2032		34,354	1,232,259	0.9%	35.87
AOC - South Bend (6)	South Bend, IN	C/O	2027		30,119	820,347	0.6%	27.24
DEA - San Diego	San Diego, CA	W	2032		16,100	531,914	0.4%	33.04
SSA - Mission Viejo	Mission Viejo, CA	O	2020		11,590	467,297	0.4%	40.32
SSA - San Diego	San Diego, CA	O	2032		10,856	327,423	0.2%	32.55
Subtotal					3,551,377	$131,612,240	99.2%	$37.10
Privately Leased
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	(12)	105,641	544,405	0.4%	5.15
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	(7)	70,078	520,918	0.4%	7.43
Subtotal					175,719	$1,065,323	0.8%	$6.06
Total / Weighted Average					3,727,096	$132,677,563	100.0%	$35.64
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	The year of lease expiration does not include renewal options. All leases with renewal options are noted in the following footnotes to this table.
(3)	168,468 rentable square feet leased to the PTO will expire on March 31, 2019, and 21,403 rentable square feet leased to the PTO will expire on January 7, 2020.
(4)	This property is only partially leased to the U.S. Government. We Are Sharing Hope SC (formerly known as LifePoint, Inc.) occupies 21,609 rentable square feet.
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

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties (approximately 16.2 years as of June 30, 2018), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place as of June 30, 2018.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2018	3	130,744	3.5%	3,588,946	2.7%	27.45
2019	2	215,281	5.8%	8,919,751	6.7%	41.43
2020	7	356,677	9.6%	12,086,993	9.1%	33.89
2021	7	582,782	15.7%	17,646,138	13.3%	30.28
2022	2	47,919	1.3%	1,687,758	1.3%	35.22
2023	2	177,620	4.8%	4,728,243	3.6%	26.62
2024	6	501,978	13.5%	17,309,707	13.0%	34.48
2025	3	108,955	2.9%	4,997,660	3.8%	45.87
2026	3	157,011	4.2%	4,611,985	3.5%	29.37
2027	6	225,890	6.1%	8,378,094	6.3%	37.09
Thereafter	10	1,218,018	32.6%	48,722,288	36.7%	40.00
Total / Weighted Average	51	3,722,875	100.0%	$132,677,563	100.0%	$35.64
(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of June 30, 2018, four tenants occupying approximately 6.1% of our rentable square feet and contributing approximately 4.4% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2018 and 2017

The financial information presented below summarizes the results of operations of the Company for the three months ended June 30, 2018 and 2017 (amounts in thousands).

	For the three months ended June 30,
	2018	2017	Change
Revenues
Rental income	$32,459	$27,501	$4,958
Tenant reimbursements	4,089	2,974	1,115
Other income	424	128	296
Total revenues	36,972	30,603	6,369
Operating Expenses
Property operating	7,223	5,837	1,386
Real estate taxes	3,845	2,979	866
Depreciation and amortization	14,588	13,272	1,316
Acquisition costs	499	456	43
Corporate general and administrative	3,623	3,142	481
Total expenses	29,778	25,686	4,092
Operating income	7,194	4,917	2,277
Other expenses
Interest expense	(5,475)	(3,714)	(1,761)
Net income	$1,719	$1,203	$516

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenue increased by $6.4 million to $37.0 million for the three months ended June 30, 2018 compared to $30.6 million for the three months ended June 30, 2017. The increase is primarily attributable to an additional $5.1 million of revenue from the three operating properties acquired since June 30, 2017 as well as a full period of operations from one operating property acquired during the three months ended June 30,2017 offset by one property disposed of since June 30, 2017. Additionally, there was a $0.8 million increase in tenant project reimbursements and the associated project management income.

Operating Expenses

Total expenses increased by $4.1 million to $29.8 million for the three months ended June 30, 2018 compared to $25.7 million for the three months ended June 30, 2017. The increase is attributable to $3.0 million in property operating expenses, real estate taxes, and depreciation and amortization associated with the three operating properties acquired since June 30, 2017 as well as a full period of operations from one operating property acquired during the three months ended June 30, 2017 offset by one property disposed of since June 30, 2017, as well as a $0.8 million increase in expenses associated with projects and other services that were fully reimbursed by the tenant and a $0.5 million increase in employee services. This was offset by a $0.5 million decrease in depreciation related to the timing of intangible asset amortization.

Interest Expense

Interest expense increased $1.8 million to $5.5 million for three months ended June 30, 2018 compared to $3.7 million for the three months ended June 30, 2017. The increase is primarily due to $1.1 million associated with interest on the senior unsecured notes and $1.2 million associated with interest on the mortgage loan secured by VA – Loma Linda, which were both entered into during the three months ended June 30, 2017, offset by a $0.4 million decrease in interest due to capitalized interest on development properties.

Comparison of Results of Operations for the six months ended June 30, 2018 and 2017

The financial information presented below summarizes the results of operations of the Company for the six months ended June 30, 2018 and 2017 (amounts in thousands).

	For the six months ended June 30,
	2018	2017	Change
Revenues
Rental income	$64,748	$53,521	$11,227
Tenant reimbursements	7,572	6,602	970
Other income	626	367	259
Total revenues	72,946	60,490	12,456
Operating Expenses
Property operating	13,783	12,186	1,597
Real estate taxes	7,545	5,714	1,831
Depreciation and amortization	29,222	26,141	3,081
Acquisition costs	723	988	(265)
Corporate general and administrative	7,082	6,586	496
Total expenses	58,355	51,615	6,740
Operating income	14,591	8,875	5,716
Other (expenses) / income
Interest expense	(11,057)	(6,131)	(4,926)
Net income (loss)	$3,534	$2,744	$790

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenue increased by $12.5 million to $72.9 million for the six months ended June 30, 2018 compared to $60.5 million for the six months ended June 30, 2017. The increase is primarily attributable to an additional $11.7 million of revenue from the three operating properties acquired since June 30, 2017 as well as a full period of operations from the two operating properties acquired during the six months ended June 30, 2017 offset by one property disposed of since June 30, 2017.

Operating Expenses

Total expenses increased by $6.7 million to $58.4 million for the six months ended June 30, 2018 compared to $51.6 million for the six months ended June 30, 2017. The increase is attributable to $7.0 million in property operating expenses, real estate taxes, and depreciation and amortization associated with the three operating properties acquired since June 30, 2017 as well as a full period of operations from the two operating properties acquired during the six months ended June 30, 2017 offset by one property disposed of since June 30, 2017. Additionally, there was a $0.2 million increase in expenses associated with projects and other services that were fully reimbursed by the tenant and a $0.3 million increase in employee services. This was offset by a $1.0 million decrease in depreciation related to the timing of intangible asset amortization.

Interest Expense

Interest expense increased $4.9 million to $11.1 million for six months ended June 30, 2018 compared to $6.1 million for the six months ended June 30, 2017. The increase is primarily due to $2.9 million associated with interest on the senior unsecured notes, $0.7 million attributable to interest on our 2016 term loan facility and $2.4 million associated with interest on the mortgage loan secured by VA – Loma Linda, which were all drawn during the six months ended June 30, 2017. This is offset by a $0.6 million decrease in interest due to capitalized interest on development properties and a $0.5 million decrease in interest on the revolving credit facility due to a decrease in the weighted average borrowings from $200.1 million during the six months ended June 30, 2017 to $99.9 million for the six months ended June 30, 2018 offset by an increase in weighted average interest rate from of 2.3% during the six months ended June 30, 2017 to 3.3% for the six months ended June 30, 2018.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At June 30, 2018, we had $147.5 million available in cash and cash equivalents, there was $450.0 million available under our revolving credit facility (as defined below), and there was $150.0 million undrawn under our 2018 term loan facility (as defined below).

Our primary expected sources of capital are as follows:

•	cash and cash equivalents;
•	operating cash flow;
•	available borrowings under our revolving credit facility and our 2018 term loan facility;
•	secured loans collateralized by individual properties;
•	issuance of long-term debt;
•	issuance of equity, including under our ATM program (as described below); and
•	asset sales.

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•	development and redevelopment activities, including major redevelopment, renovation or expansion programs at individual properties;
•	property acquisitions under contract, including the Acquisition Portfolio properties;
•	tenant improvements allowances and leasing costs;
•	recurring maintenance capital expenditures;
•	debt repayment requirements;
•	corporate and administrative costs;
•	interest swap payments; and
•	distribution payments.

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

Underwritten Public Offering of Common Stock

On June 21, 2018, we completed an underwritten public offering of an aggregate of 20,700,000 shares of our common stock, consisting of (i) 13,700,000 shares sold by us to the underwriters (including 2,700,000 shares pursuant to the underwriters’ exercise of their option to purchase additional shares) and (ii) 7,000,000 shares offered and sold on a forward basis in connection with forward sales agreements entered into with certain financial institutions, acting as forward purchasers.  We received approximately $252.9 million in net proceeds from the sale of shares offered by us in the offering, after deducting underwriting discounts and commissions and our offering expenses. Subject to the Company’s right to elect cash or net share settlement, we expect to physically settle the forward sales agreements no later than December 21, 2018. Assuming the forward sales agreements are physically settled in full, we expect to receive an additional $129.3 million of net proceeds, after deducting underwriting discounts, commissions and estimated offering expenses.

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

The following table sets forth certain information with respect to our ATM program as of June 30, 2018 (amounts in thousands, except share amounts):

	Number of Shares Sold	Net Proceeds
For the year ended December 31, 2017	1,569,514	$33,263
For the three months ended March 31, 2018	671,666	13,532
For the three months ended June 30, 2018	1,010,371	20,208
	3,251,551	$67,003

We have used the proceeds from such sales for general corporate purposes. As of June 30, 2018, we had approximately $32.3 million of gross sales of our common stock available under on our ATM program.

Debt

Amended and Restated Credit Facility

On June 18, 2018, we entered into an amended and restated senior unsecured credit facility, which we refer to as our amended senior unsecured credit facility.  Our amended senior unsecured credit facility increased the total borrowing capacity of our existing senior unsecured credit facility by $200.0 million for a total credit facility size of $600.0 million, consisting of two components: (i) a $450.0 million senior unsecured revolving credit facility, which we refer to as the revolving credit facility, and (ii) a $150.0 million senior unsecured term loan facility, which we refer to as the 2018 term loan facility. The revolving credit facility also includes an accordion feature that will provide us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million.

Our operating partnership is the borrower, and we and certain of our subsidiaries that directly own certain of our properties are guarantors under our amended senior unsecured credit facility. The revolving credit facility matures in four years and the 2018 term loan facility matures in five years.  In addition, the revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.

Our amended senior unsecured credit facility bears interest, at our option, either at:

•

a Eurodollar rate equal to a periodic fixed rate equal to LIBOR plus, a margin ranging from 1.25% to 1.80% for advances under the revolving credit facility and a margin ranging from 1.20% to 1.75% for advances under the 2018 term loan facility; or

•

a fluctuating rate equal to the sum of (a) the highest of (x) Citibank, N.A.’s base rate, (y) the federal funds effective rate plus 0.50% and (z) the one-month Eurodollar rate plus 1.00% plus (b) a margin ranging from 0.25% to 0.80% for advances under the revolving credit facility and a margin ranging from 0.20% to 0.75% for advances under the 2018 term loan facility, in each case with a margin based on our leverage ratio.

The 2018 term loan facility has a 364-day delayed draw period and is prepayable without penalty for the entire term of the loan. As of June 30, 2018, we had not drawn any funds under our 2018 term loan facility.

Amendments to Term Loan Facility

In addition, on June 18, 2018, we entered into a second amendment to our existing $100 million senior unsecured term loan facility, which we refer to as the 2016 term loan facility.  The second amendment amends certain covenants and other provisions in the 2016 term loan facility to conform to changes made to such covenants and other provisions in our amended senior unsecured credit facility.

Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of June 30, 2018 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	June 30, 2018	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$—	L + 130bps	June 2022 (3)
Total revolving credit facility	—

Term loan facilities:
2016 term loan facility	100,000	3.17% (4)	September 2023
2018 term loan facility	—	L + 125bps	June 2023
Total term loan facility	100,000
Less: Total unamortized deferred financing fees	(729)
Total term loan facilities, net	99,271

Notes payable:
Senior unsecured notes payable, series A	95,000	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	4.30%	May 2032
Total notes payable	175,000
Less: Total unamortized deferred financing fees	(1,273)
Total notes payable, net	173,727

Mortgage notes payable:
CBP - Savannah	13,856	3.40% (5)	July 2033
ICE - Charleston	19,227	4.21% (5)	January 2027
MEPCOM - Jacksonville	10,349	4.41% (5)	October 2025
USFS II - Albuquerque	16,739	4.46% (5)	July 2026
DEA - Pleasanton	15,700	L + 150bps (5)	October 2023
VA - Loma Linda	127,500	3.59% (5)	July 2027
VA - Golden	9,404	5.00% (5)	April 2024
Total mortgage notes payable	212,775
Less: Total unamortized deferred financing fees	(1,930)
Less: Total unamortized premium/discount	319
Total mortgage notes payable, net	211,164

Total debt	$484,162
(1)

At June 30, 2018, the one-month LIBOR (“L”) was 2.09%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the Company’s senior unsecured revolving credit facility and senior unsecured term loan facility is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)	Available capacity of $450.0 million at June 30, 2018 with an accordion feature that provides additional capacity of up to $250.0 million, for a total facility size of not more than $700.0 million.
(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

The interest rate is calculated based on two interest rate swaps with an aggregate notional value of $100.0 million, which effectively fix the interest rate at 3.17% annually, based on the Company’s consolidated leverage ratio, as defined in the 2016 term loan facility agreement.

(5)

Effective interest rates are as follows: CBP - Savannah 4.12%, ICE - Charleston 3.93%, MEPCOM - Jacksonville 3.89%, USFS II - Albuquerque 3.92%, DEA - Pleasanton 1.8%, VA – Loma Linda 3.78%, VA – Golden 5.03%.

Our unsecured credit facility, unsecured term loans, unsecured notes, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2018, we were in compliance with the applicable financial covenants.

The chart below details our debt capital structure as of June 30, 2018 (amounts in thousands):

Debt Capital Structure	June 30, 2018
Total principal outstanding	$487,775
Weighted average maturity	8.8 years
Weighted average interest rate	3.8%
% Variable debt	3.2%
% Fixed debt (1)	96.8%
% Secured debt	43.6%
(1)	Our 2016 term loan facility is swapped to be fixed and as such is included as fixed rate debt in the table above.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend (1)
Q1 2018	May 3, 2018	June 11, 2018	June 28, 2018	$0.26
Q2 2018	August 1, 2018	September 13, 2018	September 27, 2018	$0.26
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

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2018.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the operating expenses that are passed through to our tenants and by contractual rent increases. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flows

The following table sets forth a summary of cash flows for the six months ended June 30, 2018 and 2017 (amounts in thousands):

	For the six months ended June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$28,614	$24,544
Investing activities	(44,126)	(254,304)
Financing activities	153,146	232,933

Operating Activities

The Company generated $28.6 million and $24.5 million of cash from operating activities during the six months ended June 30, 2018 and 2017, respectively. Net cash provided by operating activities for the six months ended June 30, 2018 includes $27.3 million in net cash from rental activities net of expenses and $1.4 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash provided by operating activities for the six months ended June 30, 2017 includes $26.1 million in net cash from rental activities net of expenses offset by $1.5 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities.

Investing Activities

The Company used $44.1 million and $254.3 million in cash for investing activities during the six months ended June 30, 2018 and 2017, respectively. Net cash used in investing activities for the six months ended June 30, 2018 includes $5.5 million in real estate acquisitions related to the purchase of VA – Golden, $21.1 million in additions to development properties, $2.4 million in additions to operating properties and a $15.0 million increase in deposits on acquisitions. Net cash used in investing activities for the six months ended June 30, 2017 includes $253.7 million in real estate acquisitions related to the purchase of OSHA – Sandy, VA – Loma Linda and FDA – Lenexa.

Financing Activities

The Company generated $153.1 million and $232.9 million in cash from financing activities during the six months ended June 30, 2018 and 2017, respectively. Net cash generated by financing activities for the six months ended June 30, 2018 includes $297.8 million in gross proceeds from our underwritten public offering and ATM program and $19.0 million in draws under our revolving credit facility, offset by $118.8 million in net pay downs under our revolving credit facility, $29.2 million in dividends, $11.1 million in payment of offering costs, $3.1 million in payment of deferred financing costs and $1.6 million in mortgage notes payable repayment. Net cash provided by financing activities for the six months ended June 30, 2017 includes $100.0 million in draws under our 2016 term loan facility, $175.0 million in proceeds from the issuance of senior unsecured notes, $127.5 million in mortgage notes payable and $1.9 million in gross proceeds from our ATM program, offset by $144.2 million in net pay downs under our revolving credit facility, $22.6 million in dividends, $3.2 million in payment of deferred financing costs and $1.5 million in mortgage notes payable repayment.

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

We adjust FFO to present FFO, as Adjusted as an alternative measure of our operating performance, which, when applicable, excludes the impact of acquisition costs, straight-line rent, above-/below-market leases, non-cash interest expense, non-cash compensation and other non-cash items including amortization of lease inducements. By excluding these income and expense items from FFO, as Adjusted, we believe we provide useful information as these items have no cash impact.  In addition, by excluding acquisition related costs we believe FFO, as Adjusted provides useful information that is comparable across periods and more accurately reflects the operating performance of our properties.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income	$1,719	$1,203	$3,534	$2,744
Depreciation and amortization	14,588	13,272	29,222	26,141
Funds From Operations	16,307	14,475	32,756	28,885
Adjustments to FFO:
Acquisition costs	499	456	723	988
Straight-line rent and amortization of lease inducements	(1,253)	(350)	(3,047)	(493)
Above-/below-market leases	(2,239)	(2,106)	(4,518)	(4,218)
Non-cash interest expense	299	244	563	474
Non-cash compensation	712	740	1,576	1,467
Funds from Operations, as Adjusted	$14,325	$13,459	$28,053	$27,103

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of June 30, 2018, $472.1 million, or 96.8% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $15.7 million, or 3.2% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by less than $0.1 million annually.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of June 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*	Purchase and Sale Agreement and Escrow Instructions, dated June 15, 2018, by and among Easterly Government Properties LP and the Sellers identified therein.

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

101*

The following materials from Easterly Government Properties, Inc.’s Quarterly Report on Form 10-Q for six months ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the related notes to these consolidated financial statements

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: August 7, 2018	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: August 7, 2018	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)