Form 10-Q
period 2018-09-30
Easterly Government Properties, Inc.
filed 2018-11-05
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 60,818,841 shares of common stock, par value $0.01 per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	September 30, 2018	December 31, 2017
Assets
Real estate properties, net	$1,546,600	$1,230,162
Cash and cash equivalents	6,922	12,682
Restricted cash	4,388	3,519
Deposits on acquisitions	7,225	750
Rents receivable	17,394	12,751
Accounts receivable	9,186	9,347
Deferred financing, net	2,636	945
Intangible assets, net	167,044	143,063
Interest rate swaps	6,958	4,031
Prepaid expenses and other assets	10,158	8,088
Total assets	$1,778,511	$1,425,338
Liabilities
Revolving credit facility	33,000	99,750
Term loan facilities, net	248,413	99,202
Notes payable, net	173,752	173,692
Mortgage notes payable, net	210,388	203,250
Intangible liabilities, net	33,038	38,569
Accounts payable and accrued liabilities	38,618	19,786
Total liabilities	737,209	634,249

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 60,818,841 and 44,787,040 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	608	448
Additional paid-in capital	1,015,603	740,546
Retained earnings	12,241	7,127
Cumulative dividends	(123,282)	(83,718)
Accumulated other comprehensive income	6,089	3,403
Total stockholders’ equity	911,259	667,806
Non-controlling interest in Operating Partnership	130,043	123,283
Total equity	1,041,302	791,089
Total liabilities and equity	$1,778,511	$1,425,338

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues
Rental income	$35,219	$30,079	$99,967	$83,600
Tenant reimbursements	4,086	3,554	11,658	10,156
Other income	132	225	758	592
Total revenues	39,437	33,858	112,383	94,348
Operating expenses
Property operating	7,780	6,718	21,563	18,904
Real estate taxes	4,228	3,452	11,773	9,166
Depreciation and amortization	16,109	13,950	45,331	40,091
Acquisition costs	300	206	1,023	1,194
Corporate general and administrative	3,614	2,920	10,696	9,506
Total expenses	32,031	27,246	90,386	78,861
Operating income	7,406	6,612	21,997	15,487
Other expenses
Interest expense, net	(4,924)	(5,495)	(15,981)	(11,626)
Net income	2,482	1,117	6,016	3,861
Non-controlling interest in Operating Partnership	(327)	(175)	(902)	(700)
Net income available to Easterly Government Properties, Inc.	$2,155	$942	$5,114	$3,161
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.03	$0.02	$0.08	$0.08
Diluted	$0.03	$0.02	$0.08	$0.08
Weighted-average common shares outstanding
Basic	60,446,199	39,962,471	51,051,388	38,098,805
Diluted	61,978,998	41,903,977	52,600,858	40,012,282
Dividends declared per common share	$0.26	$0.25	$0.78	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net income	$2,482	$1,117	$6,016	$3,861
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps, net	406	(111)	2,927	(697)
Other comprehensive income (loss)	406	(111)	2,927	(697)
Comprehensive income	2,888	1,006	8,943	3,164
Non-controlling interest in Operating Partnership	(327)	(175)	(902)	(700)
Other comprehensive income attributable to non-controlling interest	(9)	77	(241)	286
Comprehensive income attributable to Easterly Government Properties, Inc.	$2,552	$908	$7,800	$2,750

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$6,016	$3,861
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	45,331	40,091
Straight line rent	(4,253)	(1,376)
Amortization of above- / below-market leases	(6,737)	(6,283)
Amortization of unearned revenue	(127)	(82)
Amortization of loan premium / discount	(62)	(64)
Amortization of deferred financing costs	938	848
Non-cash compensation	2,307	2,215
Net change in:
Rents receivable	(404)	265
Accounts receivable	161	(1,709)
Prepaid expenses and other assets	(1,890)	(1,632)
Accounts payable and accrued liabilities	7,815	6,690
Net cash provided by operating activities	49,095	42,824
Cash flows from investing activities
Real estate acquisitions and deposits	(327,653)	(342,566)
Additions to operating properties	(4,064)	(2,221)
Additions to development properties	(38,891)	(5,560)
Net cash used in investing activities	(370,608)	(350,347)
Cash flows from financing activities
Payment of deferred financing costs	(3,208)	(3,398)
Issuance of common shares	297,805	107,190
Credit facility draws	57,500	108,000
Credit facility repayments	(124,250)	(260,917)
Term loan draws	150,000	100,000
Issuance of notes payable	—	175,000
Issuance of mortgage notes payable	—	127,500
Repayments of mortgage notes payable	(2,363)	(2,221)
Dividends and distributions paid	(47,541)	(35,483)
Payment of offering costs	(11,321)	(4,222)
Net cash provided by financing activities	316,622	311,449
Net increase in Cash and cash equivalents and Restricted cash	(4,891)	3,926
Cash and cash equivalents and Restricted cash, beginning of period	16,201	6,491
Cash and cash equivalents and Restricted cash, end of period	$11,310	$10,417

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the nine months ended September 30,
	2018	2017
Cash paid for interest, net of capitalized interest	$13,017	$8,236
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$584	$819
Additions to development properties accrued, not paid	14,061	719
Financing costs accrued, not paid	1	—
Offering costs accrued, not paid	8	27
Deferred asset acquisition costs accrued, not paid	86	—
Unrealized gain (loss) on interest rate swaps, net	2,927	(697)
Debt assumed on acquisition of operating property	9,414	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(9,846)	$(20,401)
Common stock	6	14
Additional paid-in capital	9,840	20,387
Total	$—	$—

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

As of September 30, 2018, we wholly owned 56 operating properties in the United States, including 54 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 4.8 million square feet in the aggregate. In addition, we wholly owned three properties under development that we expect will encompass approximately 0.3 million square feet upon completion. We focus on acquiring, developing, and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. The Company is the sole general partner of the Operating Partnership. The Company owned approximately 87.5% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at September 30, 2018. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2018, and the consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 and the consolidated cash flows for the nine months ended September 30, 2018 and 2017. Certain prior year amounts have been reclassified to conform to the current year presentation. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Effect of Revision For the Three Months Ended September 30, 2017	As Previously Reported	Adjustment	As Revised
Total revenues	$33,858	$—	$33,858
Depreciation and amortization	14,141	(191)	13,950
Total expenses	27,437	(191)	27,246
Net income	926	191	1,117
Net income available to Easterly Government Properties, Inc.	782	160	942
Net income available to Easterly Government Properties, Inc. per share (basic and diluted)	0.02	—	0.02
Comprehensive income	815	191	1,006

Effect of Revision For the Nine Months Ended September 30, 2017	As Previously Reported	Adjustment	As Revised
Depreciation and amortization	$40,663	$(572)	$40,091
Total expenses	79,433	(572)	78,861
Net income	3,289	572	3,861
Net income available to Easterly Government Properties, Inc.	2,693	468	3,161
Net income available to Easterly Government Properties, Inc. per share (basic and diluted)	0.07	0.01	0.08
Comprehensive income	2,592	572	3,164

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Please refer to Note 10 for more information pertaining to our adoption of this guidance.

On January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230), which provides classification guidance for certain cash receipts and cash payments including payment of debt extinguishment costs, settlement of zero-coupon debt instruments, insurance claim payments and distributions from equity method investees. The Company adopted this ASU using the retrospective method and the implementation of this update did not have a material impact on our consolidated financial statements.

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

On January 1, 2018, the Company adopted ASU 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting, which provides updated guidance about which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting under the topic.  The Company adopted this ASU using the prospective method to an award modified on or after the adoption date, however, the implementation of this update did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. As of September 30, 2018, the Company had a sublease for office space in Washington, DC expiring in June 2021 and a lease for office space in San Diego, CA expiring in April 2022.  The remaining contractual payments under the Company’s lease and sublease for office space aggregate $1.5 million.

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

In July 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842 Leases. The improvements in ASU 2018-11 provide for (a) an optional new transition method for adoption that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption and (b) a practical expedient for lessors, under certain circumstances, to combine the lease and non-lease components of revenues for presentation purposes.

Additionally, ASU 2016-02 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease.  Under ASU 2016-02, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies, corrects, or consolidates authoritative guidance issued in ASU 2016-02 and is effective upon adoption of ASU 2016-02.

ASU No. 2016-02 is effective for reporting periods beginning January 1, 2019, with modified retrospective application for each reporting period presented at the time of adoption or utilizing the optional transition method under ASU 2018-11. Early adoption is also permitted for this guidance. The Company is in the process of evaluating the impact of this new guidance.

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

3. Real Estate and Intangibles

During the nine months ended September 30, 2018, we acquired ten operating properties in asset acquisitions, consisting of VA – Golden, VA – San Jose, and the First Closing Properties (as defined below) for an aggregate purchase price of $321.0 million. We allocated the aggregate purchase price based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$18,835
Building	261,883
Acquired tenant improvements	7,798
Total real estate	288,516
Intangible assets
In-place leases	38,263
Acquired leasing commissions	4,198
Above-market leases	1,307
Total intangible assets	43,768
Intangible liabilities
Below-market leases	(1,827)
Total intangible liabilities	(1,827)
Purchase price	330,457
Less: Mortgage note assumed	(9,414)
Net assets acquired	$321,043

The intangible assets and liabilities of operating properties acquired during the nine months ended September 30, 2018 has a weighted average amortization period of 6.39 years as of September 30, 2018. During the nine months ended September 30, 2018, we included $3.0 million of revenues and $0.5 million of net income in our consolidated statement of operations related to VA – Golden, VA – San Jose, and the First Closing Properties (as defined below).

On June 15, 2018, we entered into a purchase and sale agreement to acquire a 1,479,762-square foot portfolio of 14 properties (the “Portfolio Properties”) for an aggregate purchase price of approximately $430.0 million.   On September 13, 2018, we closed on the acquisition of eight of the Portfolio Properties (the “First Closing”).  The eight properties acquired in the First Closing, consisting of an aggregate of 1,024,036 square feet, include the following (listed by primary tenant agency, if applicable, and location): Various GSA – Buffalo, NY, Various GSA – Chicago, IL, TREAS – Parkersburg, WV, SSA – Charleston, WV, FBI – Pittsburgh, PA, GSA – Clarksburg, WV, ICE – Pittsburgh, PA and SSA – Dallas, TX (collectively, the “First Closing Properties”).  Please refer to Note 12 for information regarding the six remaining Portfolio Properties.

During the nine months ended September 30, 2018, we incurred $1.0 million of acquisition-related expenses including $0.8 million of internal costs associated with property acquisitions.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of September 30, 2018 (amounts in thousands):

Total
Real estate properties, net
Land	$152,999
Building	1,364,862
Acquired tenant improvements	55,301
Construction in progress	67,950
Accumulated depreciation	(94,512)
Total Real estate properties, net	1,546,600
Intangible assets, net
In-place leases	198,383
Acquired leasing commissions	42,664
Above market leases	10,762
Accumulated amortization	(84,765)
Total Intangible assets, net	167,044
Intangible liabilities, net
Below market leases	(64,682)
Accumulated amortization	31,644
Total Intangible liabilities, net	$(33,038)

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of September 30, 2018 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2018	$342	$2,213
2019	1,318	7,379
2020	1,081	6,550
2021	683	4,589
2022	618	2,982

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Debt

At September 30, 2018, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2018	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$33,000	L + 125bps	June 2022 (3)
Total revolving credit facility	33,000

Term loan facilities:
2016 term loan facility	100,000	3.12% (4)	September 2023
2018 term loan facility	150,000	L + 120bps	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,587)
Total term loan facilities, net	248,413

Notes payable:
Senior unsecured notes payable, series A	95,000	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	4.30%	May 2032
Total notes payable	175,000
Less: Total unamortized deferred financing fees	(1,248)
Total notes payable, net	173,752

Mortgage notes payable:
CBP - Savannah	13,676	3.40% (5)	July 2033
ICE - Charleston	18,934	4.21% (5)	January 2027
MEPCOM - Jacksonville	10,121	4.41% (5)	October 2025
USFS II - Albuquerque	16,660	4.46% (5)	July 2026
DEA - Pleasanton	15,700	L + 150bps (5)	October 2023
VA - Loma Linda	127,500	3.59% (5)	July 2027
VA - Golden	9,380	5.00% (5)	April 2024
Total mortgage notes payable	211,971
Less: Total unamortized deferred financing fees	(1,882)
Less: Total unamortized premium/discount	299
Total mortgage notes payable, net	210,388

Total debt	$665,553
(1)

At September 30, 2018, the one-month LIBOR (“L”) was 2.26%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our revolving credit facility and term loan facilities is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Available capacity of $417.0 million at September 30, 2018 with an accordion feature that provides additional capacity of up to $250.0 million, subject to the satisfaction of customary terms and conditions.

(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

The interest rate is calculated based on two interest rate swaps with an aggregate notional value of $100.0 million, which effectively fix the interest rate at 3.12% annually, based on the Company’s consolidated leverage ratio, as defined in the 2016 term loan facility agreement.

(5)

Effective interest rates are as follows: CBP – Savannah 4.12%, ICE – Charleston 3.93%, MEPCOM – Jacksonville 3.89%, USFS II – Albuquerque 3.92%, DEA – Pleasanton 1.8%, VA – Loma Linda 3.78%, VA – Golden 5.03%.

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

The 2018 term loan facility had a 364-day delayed draw period and is prepayable without penalty for the entire term of the loan. On September 10, 2018, we fully drew $150.0 million on our 2018 term loan facility.

In addition, on June 18, 2018, we entered into a second amendment to our existing $100.0 million senior unsecured term loan facility (the “2016 term loan facility”).  The second amendment amends certain covenants and other provisions in the 2016 term loan facility to conform to changes made to such covenants and other provisions in our amended senior unsecured credit facility.

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of September 30, 2018 related to its revolving credit facility, 2016 term loan facility, 2018 term loan facility, notes payable and mortgage notes payable.

Fair Value of Debt

As of September 30, 2018, the carrying value of our revolving credit facility approximated fair value. In determining the fair value we considered the short term maturity, variable interest rate and credit spreads. We deem the fair value of our credit facility as a Level 3 measurement.

As of September 30, 2018, the carrying value of our 2016 term loan facility approximated fair value. In determining the fair value we considered the variable interest rate and credit spreads. We deem the fair value of our 2016 term loan facility as a Level 3 measurement.

As of September 30, 2018, the carrying value of our 2018 term loan facility approximated fair value. In determining the fair value we considered the variable interest rate and credit spreads. We deem the fair value of our 2018 term loan facility as a Level 3 measurement.

At September 30, 2018, the fair value of our notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our notes payable instruments as a Level 3 measurement. At September 30, 2018, the fair value of our notes payable was $168.9 million.

At September 30, 2018, the fair value of our mortgage notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage notes payable as a Level 3 measurement. At September 30, 2018, the fair value of our mortgage notes payable was $202.8 million.

5. Derivatives and Hedging Activities

As of September 30, 2018, the Company had two outstanding interest rate swaps with an aggregate notional value of $100.0 million that were designated as cash flow hedges. The swaps had an effective date of March 29, 2017 and extend until the maturity of our 2016 term loan facility on September 29, 2023. The swaps effectively fix the interest rate under our 2016 term loan facility at 3.12% annually based on the Company’s current consolidated leverage ratio and a variable interest rate of one-month LIBOR.

Cash Flow Hedges of Interest Rate Risk

As of September 30, 2018 our swaps were classified as an asset on our consolidated balance sheet at $7.0 million. The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s consolidated variable rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense.  For the three and nine months ended September 30, 2018 the amount of unrealized gains recognized in accumulated other comprehensive income on interest rate swaps was $0.6 million and $3.3 million, respectively. For the three and nine months ended September 30, 2018 the amount of gain reclassified from accumulated other comprehensive income into interest expense was $0.2 million and $0.3 million, respectively. Additionally, during the three and nine months ended September 30, 2018, the Company did not record any hedge ineffectiveness. For the three and nine months ended September 30, 2017 the amount of unrealized loss recognized in accumulated other comprehensive income on interest rate swaps was $0.2 million and $0.8 million, respectively. For the three and nine months ended September 30, 2017 the amount of loss reclassified from accumulated other comprehensive income into interest expense was $0.1 million and $0.2 million, respectively. Additionally, during the three and nine months ended September 30, 2017, the Company did not record any hedge ineffectiveness.

The Company estimates that $1.2 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.  As of September 30, 2018, the Company did not have any derivatives in a net liability position.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates.   While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2018 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. For our disclosure of debt fair values in Note 4, we estimated the fair value of our 2016 and 2018 term loan facility based on the variable interest rate and credit spreads (categorized within Level 3 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments included scheduled principal and interest payments.  Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of September 30, 2018
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$6,958	$—

7. Equity

The following table summarizes the changes in our stockholders’ equity for the nine months ended September 30, 2018 and 2017 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Total Equity
Nine months ended September 30, 2018
Balance at December 31, 2017	44,787,040	$448	$740,546	$7,127	$(83,718)	$3,403	$123,283	$791,089
Stock based compensation		—	294	—	—	—	2,013	2,307
Dividends and distributions paid		—	—	—	(39,564)	—	(7,977)	(47,541)
Grant of unvested restricted stock	21,328	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	628,436	6	9,840	—	—	—	(9,846)	—
Issuance of common stock	15,382,037	154	286,350	—	—	—	—	286,504
Unrealized gain on interest rate swaps, net		—	—	—	—	2,686	241	2,927
Net income		—	—	5,114			902	6,016
Allocation of non-controlling interest in Operating Partnership		—	(21,427)	—	—	—	21,427	—
Balance at September 30, 2018	60,818,841	$608	$1,015,603	$12,241	$(123,282)	$6,089	$130,043	$1,041,302
Nine months ended September 30, 2017
Balance at December 31, 2016	36,874,810	$369	$597,164	$2,679	$(42,794)	$3,038	$137,844	$698,300
Stock based compensation		—	240	—	—	—	1,975	2,215
Dividends and distributions paid		—	—	—	(29,401)	—	(6,082)	(35,483)
Grant of unvested restricted stock	17,912	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	1,361,594	14	20,387	—	—	—	(20,401)	—
Issuance of common stock	5,619,480	56	102,885	—	—	—	—	102,941
Unrealized loss on interest rate swaps, net		—	—	—	—	(411)	(286)	(697)
Net income		—	—	3,161	—	—	700	3,861
Allocation of non-controlling interest in Operating Partnership		—	(1,516)	—	—	—	1,516	—
Balance at September 30, 2017	43,873,796	$439	$719,160	$5,840	$(72,195)	$2,627	$115,266	$771,137

The Company granted 891,000 long term incentive plan units in the Operating Partnership (“LTIP units”) on May 6, 2015 and 40,000 LTIP units on February 26, 2016 to members of management as long-term incentive compensation under the 2015 Equity Incentive Plan, as amended (the “2015 Equity Incentive Plan”) subject to the Company achieving certain absolute and relative total shareholder returns through the performance period, which ended on December 31, 2017.  Based on the Company’s absolute and relative total shareholder return performance through the end of the performance period, the compensation committee of the Company’s board of directors determined that an aggregate of 2,079,297 LTIP units were earned. Under the terms of the awards, earned awards vested 50% on February 15, 2018 with the remaining 50% vesting on February 6, 2019, subject to the grantee’s continued employment.

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

In connection with the liquidation of certain private investment funds that contributed assets in our initial public offering, we issued 628,436 shares of our common stock between January 1, 2018 and September 30, 2018 upon redemption of 628,436 common units in accordance with the terms of the partnership agreement of the Operating Partnership.

A summary of our shares of restricted common stock and LTIP unit awards at September 30, 2018 is as follows:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share	LTIP Units	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2017	17,912	$19.72	926,000	$8.91
Granted	21,328	20.87	173,381	18.31
Vested	(15,220)	19.71	(463,000)	8.91
Forfeited	—	—	—	—
Outstanding, September 30, 2018	24,020	$20.74	636,381	$11.47

We recognized $2.3 million in compensation expense related to our shares of restricted common stock and the LTIP unit awards for the nine months ended September 30, 2018.  As of September 30, 2018, unrecognized compensation expense for both sets of awards was $2.9 million, which will be amortized over the vesting period.

A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend (1)
Q1 2018	May 3, 2018	June 11, 2018	June 28, 2018	$0.26
Q2 2018	August 1, 2018	September 13, 2018	September 27, 2018	$0.26
Q3 2018	October 29, 2018	December 13, 2018	December 27, 2018	$0.26
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

On March 3, 2017, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. (collectively, the “managers”), pursuant to which we may issue and sell the shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through the managers, acting as sales agents and/or principals (the “ATM program”). The sales of shares of our common stock under the equity distribution agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended.

The following table sets forth certain information with respect to the ATM program as of September 30, 2018:

	Number of Shares Sold	Net Proceeds
For the year ended December 31, 2017	1,569,514	$33,263
For the three months ended March 31, 2018	671,666	13,532
For the three months ended June 30, 2018	1,010,371	20,208
For the three months ended September 30, 2018	—	—
Total	3,251,551	$67,003

We have used the proceeds from such sales for general corporate purposes. As of September 30, 2018, we had approximately $32.3 million of gross sales of our common stock available under the ATM program.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Numerator
Net income	$2,482	$1,117	$6,016	$3,861
Less: Non-controlling interest in Operating Partnership	(327)	(175)	(902)	(700)
Net income available to Easterly Government Properties, Inc.	2,155	942	5,114	3,161
Less: Dividends on participating securities	(281)	(28)	(842)	(81)
Net income available to common stockholders	$1,874	$914	$4,272	$3,080
Denominator for basic EPS	60,446,199	39,962,471	51,051,388	38,098,805
Dilutive effect of share-based compensation awards	6,204	4,673	8,867	9,193
Dilutive effect of LTIP units (1)	1,012,448	1,936,833	1,172,676	1,904,284
Dilutive effect of shares issuable under forward sales agreements	514,147	—	367,927	—
Denominator for diluted EPS	61,978,998	41,903,977	52,600,858	40,012,282
Basic EPS	$0.03	$0.02	$0.08	$0.08
Diluted EPS	$0.03	$0.02	$0.08	$0.08
(1)

During the three and nine months ended September 30, 2018, there were approximately 173,381 unvested performance-based LTIP units that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

9. Operating Leases

Our rental properties are subject to generally non-cancelable operating leases generating future minimum contractual rent payments due from tenants. As of September 30, 2018, future non-cancelable minimum contractual rent payments are as follows (amounts in thousands):

	Payments due by period
	Total	2018	2019	2020	2021	2022	Thereafter
Operating Leases
Minimum lease payments	$1,075,191	33,971	137,136	126,906	102,989	87,492	586,697

The Company’s consolidated operating properties were 100% occupied by 37 tenants at September 30, 2018.

For the nine months ended September 30, 2018 we recognized $88.9 million in rental income attributable to base rent, $6.7 million in rental income attributable to the amortization of our above- and below-market leases and a straight-line adjustment of $4.2 million.

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

Historically, the Company has accounted for tenant construction project reimbursement arrangements using the percentage of completion method and will continue to recognize revenue from tenant construction projects using the percentage of completion method when the revenue and costs for such projects can be estimated with reasonable accuracy; when these criteria do not apply to a project, the Company recognizes revenue from that project using the completed contract method. Under the percentage of completion method, the Company recognizes a percentage of the total revenue on a project based on the cost of services provided on the project as of a point in time relative to the total costs on the project.  The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant.  For those projects ongoing as of September 30, 2018 and with a duration of greater than one year, the aggregate amount of transaction price allocated to remaining performance obligations at the end of the reporting period was $0.1 million, which will be recognized as revenue prior to the end of 2018 using the percentage of completion method as discussed above.

The table below sets forth revenue from tenant construction projects disaggregated by tenant agency for the three and nine months ended September 30, 2018 (in thousands).

	For the three months ended September 30,	For the nine months ended September 30,
Tenant	2018	2018
Administrative Office of the U.S. Courts (“AOC”)	$26	$138
Drug Enforcement Administration (“DEA”)	17	203
Federal Bureau of Investigation (“FBI”)	204	329
Immigration and Customs Enforcement (“ICE”)	—	9
National Park Service (“NPS”)	—	31
Social Security Administration (“SSA”)	17	31
U.S. Coast Guard (“USCG”)	—	6
U.S. Citizenship and Immigration Services (“USCIS”)	—	39
U.S. Forest Service (“USFS”)	342	432
Department of Veteran Affairs (“VA”)	572	2,605
	$1,178	$3,823

The balance in Accounts receivable related to tenant construction projects was $2.0 million as of September 30, 2018 and $3.0 million as of December 31, 2017. There were no contract assets or liabilities as of September 30, 2018.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or nongovernmental tenants. At September 30, 2018, the U.S Government accounted for approximately 98.7% of rental income and non-governmental tenants accounted for the remaining approximately 1.3%.

Fifteen of our 56 operating properties are located in California, accounting for approximately 21.5% of our total rentable square feet and approximately 29.7% of our total annualized lease income as of September 30, 2018. In addition, we owned two properties under development located in California. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

12. Subsequent Events

For its consolidated financial statements as of September 30, 2018, the Company evaluated subsequent events and noted the following significant events:

On October 1, 2018, the FEMA – Tracy development project was substantially completed and a 20-year non-cancelable lease commenced with the GSA for the beneficial use of the Federal Emergency Management Agency (“FEMA”).

On October 3, 2018, we entered into a third letter amendment (the “Third Amendment”) to the 2016 term loan facility.  The Third Amendment reduced the interest rate margin applicable to borrowings under the 2016 term loan facility and extended the maturity date by six months to March 29, 2024.

On October 16, 2018, we completed the acquisition of three of the 14 Portfolio Properties (the “Second Closing”).  The three properties acquired in the Second Closing consist of an aggregate of 100,300 square feet and include the following (listed by primary tenant agency and location): AOC – Charleston, SC, VA – Baton Rouge, LA and DEA – Bakersfield, CA.  As a result of the First Closing and the Second Closing, we have completed the acquisition of 11 of the 14 Portfolio Properties.  We expect to close on the remaining three Portfolio Properties prior to December 31, 2018, subject to the satisfaction of customary closing conditions.

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

As of September 30, 2018, we wholly owned 56 operating properties in the United States, including 54 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 4.8 million square feet in the aggregate. In addition, we wholly owned three properties under development that we expect to encompass approximately 0.3 million square feet upon completion. We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. As of September 30, 2018, we owned approximately 87.5% of the aggregate limited partnership interests in our operating partnership, or common units. We have elected to be taxed as a REIT and operate in a manner that we believe allows us to continue to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

On June 15, 2018, we entered into a purchase and sale agreement to acquire a 1,479,762-square foot portfolio of 14 properties, which we refer to as the portfolio acquisition properties, for an aggregate purchase price of approximately $430.0 million. On September 13, 2018, we closed on the acquisition of eight of the 14 portfolio acquisition properties, consisting of an aggregate of 1,024,036 square feet and including the following (listed by primary tenant agency, if applicable, and location): Various GSA – Buffalo, NY, Various GSA – Chicago, IL, TREAS – Parkersburg, WV, SSA – Charleston, WV, FBI – Pittsburgh, PA, GSA – Clarksburg, WV, ICE – Pittsburgh, PA and SSA – Dallas, TX.  On October 16, 2018, we completed the acquisition of three of the remaining six portfolio acquisition properties, consisting of an aggregate of 100,300 square feet and including the following (listed by primary tenant agency and location): AOC – Charleston, SC, VA – Baton Rouge, LA and DEA – Bakersfield, CA.  We expect to close on the remaining three portfolio acquisition properties prior to December 31, 2018, subject to the satisfaction of customary closing conditions.

Operating Properties

As of September 30, 2018, our 56 operating properties were 100% leased with a weighted average annualized lease income per leased square foot of $34.75 and a weighted average age of approximately 15.8 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight-line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our operating properties as of September 30, 2018 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036		327,614	$16,053,017	9.6%	$49.00
Various GSA - Buffalo (3)	Buffalo, NY	O	2018 - 2025	(4)	267,766	8,461,644	5.0%	31.60
IRS - Fresno	Fresno, CA	O	2033		180,481	7,499,545	4.4%	41.55
FBI - Salt Lake	Salt Lake City, UT	O	2032		169,542	6,803,228	4.1%	40.13
PTO - Arlington	Arlington, VA	O	2019 / 2020	(5)	189,871	6,617,464	4.0%	34.85
Various GSA - Chicago (6)	Des Plaines, IL	O	2020 / 2022	(7)	232,759	6,395,004	3.8%	28.52
VA - San Jose	San Jose, CA	OC	2038		90,085	5,781,091	3.5%	64.17
FBI - San Antonio	San Antonio, TX	O	2021		148,584	5,129,841	3.1%	34.52
TREAS - Parkersburg	Parkersburg, WV	O	2021		182,500	4,619,514	2.8%	25.31
FBI - Omaha	Omaha, NE	O	2024		112,196	4,449,165	2.7%	39.66
EPA - Kansas City	Kansas City, KS	L	2023		71,979	4,183,838	2.5%	58.13
VA - South Bend	Mishakawa, IN	OC	2032		86,363	3,985,309	2.4%	46.15
ICE - Charleston (8)	North Charleston, SC	O	2021 / 2027	(9)	86,733	3,788,417	2.3%	43.68
DOT - Lakewood	Lakewood, CO	O	2024		122,225	3,408,756	2.0%	27.89
FBI - Pittsburgh	Pittsburgh, PA	O	2027		100,054	3,386,688	2.0%	33.85
USCIS - Lincoln	Lincoln, NE	O	2020		137,671	3,310,841	2.0%	24.05
FBI - Birmingham	Birmingham, AL	O	2020		96,278	3,148,764	1.9%	32.70
AOC - El Centro (10)	El Centro, CA	C/O	2019		46,813	3,097,404	1.9%	66.17
OSHA - Sandy	Sandy, UT	L	2024	(11)	75,000	2,982,868	1.8%	39.77
USFS II - Albuquerque	Albuquerque, NM	O	2026	(12)	98,720	2,870,004	1.7%	29.07
ICE - Albuquerque	Albuquerque, NM	O	2027		71,100	2,804,426	1.7%	39.44
DEA - Pleasanton	Pleasanton, CA	L	2035		42,480	2,785,682	1.7%	65.58
DEA - Vista	Vista, CA	L	2020		54,119	2,777,302	1.7%	51.32
USFS I - Albuquerque	Albuquerque, NM	O	2021	(12)	92,455	2,749,070	1.6%	29.73
FBI - Richmond	Richmond, VA	O	2021		96,607	2,740,032	1.6%	28.36
AOC - Del Rio (10)	Del Rio, TX	C/O	2024		89,880	2,695,482	1.6%	29.99
DEA - Dallas Lab	Dallas, TX	L	2021		49,723	2,424,579	1.4%	48.76
SSA - Charleston	Charleston, WV	O	2019	(13)	110,000	2,273,040	1.4%	20.66
FBI - Little Rock	Little Rock, AR	O	2021		101,977	2,206,381	1.3%	21.64
MEPCOM - Jacksonville	Jacksonville, FL	O	2025		30,000	2,183,945	1.3%	72.80
CBP - Savannah	Savannah, GA	L	2033		35,000	2,137,168	1.3%	61.06
FBI - Albany	Albany, NY	O	2019		98,184	2,092,524	1.3%	21.31
DEA - Santa Ana	Santa Ana, CA	O	2024		39,905	2,090,935	1.2%	52.40
CBP - Chula Vista	Chula Vista, CA	O	2028		59,322	2,080,111	1.2%	35.06
DOE - Lakewood	Lakewood, CO	O	2029		115,650	2,068,524	1.2%	17.89
NPS - Omaha	Omaha, NE	O	2024		62,772	1,772,276	1.1%	28.23
DEA - Dallas	Dallas, TX	O	2021		71,827	1,769,575	1.1%	24.64
ICE - Otay	San Diego, CA	O	2022 / 2026	(14)	52,881	1,746,593	1.0%	35.32
VA - Golden	Golden, CO	O/W	2026		56,753	1,686,982	1.0%	29.72
CBP - Sunburst	Sunburst, MT	O	2028		33,000	1,597,758	1.0%	48.42
USCG - Martinsburg	Martinsburg, WV	O	2027		59,547	1,585,903	0.9%	26.63
DEA - Otay (15)	San Diego, CA	O	2018		32,560	1,492,827	0.9%	45.85
AOC - Aberdeen (10)	Aberdeen, MS	C/O	2025		46,979	1,465,665	0.9%	31.20
DEA - Birmingham(16)	Birmingham, AL	O	2020		35,616	1,460,619	0.9%	41.01
DEA - North Highlands	Sacramento, CA	O	2033		37,975	1,435,217	0.9%	37.79
GSA - Clarksburg (17)	Clarksburg, WV	O	2024	(12)	63,750	1,381,968	0.8%	21.68
DEA - Albany	Albany, NY	O	2025		31,976	1,349,054	0.8%	42.19
DEA - Riverside	Riverside, CA	O	2032		34,354	1,246,594	0.7%	36.29
SSA - Dallas	Dallas, TX	O	2020		27,200	1,087,236	0.6%	39.97
ICE - Pittsburgh (18)	Pittsburgh, PA	O	2022 / 2023	(19)	33,425	839,772	0.5%	33.26
AOC - South Bend (10)	South Bend, IN	C/O	2027		30,119	820,347	0.5%	27.24
DEA - San Diego	San Diego, CA	W	2032		16,100	556,358	0.3%	34.56
SSA - Mission Viejo	Mission Viejo, CA	O	2020		11,590	529,616	0.3%	45.70
SSA - San Diego	San Diego, CA	O	2032		10,856	327,423	0.2%	32.55
Subtotal					4,658,916	$166,233,386	99.4%	$35.84

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Privately Leased
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	(20)	105,641	544,330	0.3%	5.15
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	(11)	70,078	520,918	0.3%	7.43
Subtotal					175,719	$1,065,248	0.6%	$6.06
Total / Weighted Average					4,834,635	$167,298,634	100.0%	$34.75
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	The year of lease expiration does not include renewal options. All leases with renewal options are noted in the following footnotes to this table.
(3)	Private tenants occupy 15,374 rentable square feet.
(4)

93,130 rentable square feet leased to the VA will expire on January 13, 2021, 61,334 rentable square feet leased to the IRS will expire on December 12, 2020, 36,640 rentable square feet leased to the National Labor Relations Board (NLRB) will expire on September 19, 2025, 32,000 rentable square feet leased to the Small Business Administration (SBA) will expire on December 14, 2021 and 44,662 rentable square feet leased to various other tenants and will expire between 2018-2021.

(5)	168,468 rentable square feet leased to the PTO will expire on March 31, 2019, and 21,403 rentable square feet leased to the PTO will expire on January 7, 2020.
(6)	Private tenants occupy 2,987 rentable square feet.
(7)

209,970 rentable square feel leased to the Federal Aviation Administration (FAA) will expire on October 20, 2020 and 14,223 rentable square feet leased to various other tenants will expire between 2020-2022.

(8)	We Are Sharing Hope SC (formerly known as LifePoint, Inc.) occupies 21,609 rentable square feet.
(9)

21,609 rentable square feet leased to We Are Sharing Hope SC will expire on September 30, 2021, and 54,872 rentable square feet leased to ICE, 9,198 rentable square feet leased to DEA, and 1,054 rentable square feet leased to U.S. Marshals Service will expire on January 31, 2027.

(10)

A portion of this property is occupied by the U.S. Marshals Service to provide security and otherwise support the mission of the Administrative Office of the Courts. Because of the interrelated nature of the U.S. Marshals Service and the Administrative Office of the Courts, we have not separately addressed occupancy by the U.S. Marshals Service.

(11)	Lease contains two five-year renewal options.
(12)	Lease contains one five-year renewal option.
(13)	Lease contains two five-year renewal options or one ten-year renewal option.
(14)

40,485 rentable square feet leased to ICE will expire on November 27, 2022, 7,434 rentable square feet leased to the DOT will expire on June 4, 2022 and 1,538 rentable square feet leased to the USDA will expire on January 1, 2026.

(15)	ICE occupies 5,813 rentable square feet.
(16)	The ATF occupies 8,680 rentable square feet.
(17)	SSA occupies 42,017 rentable square feet and the remaining 21,733 rentable square feet are leased to various other government tenants.
(18)	A private tenant occupies 3,854 rentable square feet.
(19)	21,391 rentable square feet leased to ICE will expire on February 28, 2022 and contains one three-year renewal option. 3,854 rentable square feet leased to a private tenant will expire June 3, 2023.
(20)	Lease contains three five-year renewal options.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties (approximately 16.7 years as of September 30, 2018), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place as of September 30, 2018.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2018	3	49,795	1.0%	2,236,707	1.3%	44.92
2019	5	435,518	9.0%	13,598,057	8.1%	31.22
2020	14	668,669	13.9%	21,397,897	12.8%	32.00
2021	11	904,686	18.8%	26,736,336	16.0%	29.55
2022	4	71,145	1.5%	2,415,086	1.4%	33.95
2023	3	181,474	3.8%	4,851,324	2.9%	26.73
2024	13	565,728	11.8%	18,781,450	11.2%	33.20
2025	4	145,595	3.0%	6,009,832	3.6%	41.28
2026	3	157,011	3.3%	4,611,985	2.8%	29.37
2027	7	325,944	6.8%	11,782,017	7.0%	36.15
Thereafter	5	1,308,103	27.1%	54,877,943	32.9%	41.95
Total / Weighted Average	72	4,813,668	100.0%	$167,298,634	100.0%	$34.75
(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of September 30, 2018, six tenants occupying approximately 6.3% of our rentable square feet and contributing approximately 4.5% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2018 and 2017

The financial information presented below summarizes the results of operations of the Company for the three months ended September 30, 2018 and 2017 (amounts in thousands).

	For the three months ended September 30,
	2018	2017	Change
Revenues
Rental income	$35,219	$30,079	$5,140
Tenant reimbursements	4,086	3,554	532
Other income	132	225	(93)
Total revenues	39,437	33,858	5,579
Operating Expenses
Property operating	7,780	6,718	1,062
Real estate taxes	4,228	3,452	776
Depreciation and amortization	16,109	13,950	2,159
Acquisition costs	300	206	94
Corporate general and administrative	3,614	2,920	694
Total expenses	32,031	27,246	4,785
Operating income	7,406	6,612	794
Other expenses
Interest expense	(4,924)	(5,495)	571
Net income	$2,482	$1,117	$1,365

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenue increased by $5.6 million to $39.4 million for the three months ended September 30, 2018 compared to $33.9 million for the three months ended September 30, 2017. The increase is primarily attributable to an additional $5.4 million of revenue from the eleven operating properties acquired since September 30, 2017 as well as a full period of operations from one operating property acquired during the three months ended September 30, 2017 offset by one property disposed of since September 30, 2017.

Operating Expenses

Total expenses increased by $4.8 million to $32.0 million for the three months ended September 30, 2018 compared to $27.2 million for the three months ended September 30, 2017. The increase is primarily attributable to $4.0 million in property operating expenses, real estate taxes, and depreciation and amortization associated with the eleven operating properties acquired since September 30, 2017 as well as a full period of operations from one operating property acquired during the three months ended September 30, 2017, offset by one property disposed of since September 30, 2017. Additionally, corporate and general administrative costs increased by $0.7 million primarily due to an increase in employee costs.

Interest Expense

Interest expense decreased by $0.6 million to $4.9 million for the three months ended September 30, 2018 compared to $5.5 million for the three months ended September 30, 2017. The decrease is primarily due to a $0.9 million decrease attributable to an increase in capitalized interest associated with properties under development and a decrease in interest on our $450.0 million senior unsecured revolving credit facility, which we refer to as the revolving credit facility, due to a decrease in weighted average borrowings from $63.1 million during the three months ended September 30, 2017 to $4.7 million for the three months ended September 30, 2018. The decrease in interest was partially offset by a $0.3 million increase attributable to interest incurred on our $150.0 million senior unsecured term loan facility, which we refer to as the 2018 term loan facility, which was fully drawn on September 10, 2018.

Comparison of Results of Operations for the nine months ended September 30, 2018 and 2017

The financial information presented below summarizes the results of operations of the Company for the nine months ended September 30, 2018 and 2017 (amounts in thousands).

	For the nine months ended September 30,
	2018	2017	Change
Revenues
Rental income	$99,967	$83,600	$16,367
Tenant reimbursements	11,658	10,156	1,502
Other income	758	592	166
Total revenues	112,383	94,348	18,035
Operating Expenses
Property operating	21,563	18,904	2,659
Real estate taxes	11,773	9,166	2,607
Depreciation and amortization	45,331	40,091	5,240
Acquisition costs	1,023	1,194	(171)
Corporate general and administrative	10,696	9,506	1,190
Total expenses	90,386	78,861	11,525
Operating income	21,997	15,487	6,510
Other (expenses) / income
Interest expense	(15,981)	(11,626)	(4,355)
Net income (loss)	$6,016	$3,861	$2,155

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenue increased by $18.0 million to $112.4 million for the nine months ended September 30, 2018 compared to $94.3 million for the nine months ended September 30, 2017. The increase is primarily attributable to an additional $17.1 million of revenue from the eleven operating properties acquired since September 30, 2017 as well as a full period of operations from the three operating properties acquired during the nine months ended September 30, 2017, offset by one property disposed of since September 30, 2017.

Operating Expenses

Total expenses increased by $11.5 million to $90.4 million for the nine months ended September 30, 2018 compared to $78.9 million for the nine months ended September 30, 2017. The increase is primarily attributable to $11.2 million in property operating expenses, real estate taxes, and depreciation and amortization associated with the eleven operating properties acquired since September 30, 2017 as well as a full period of operations from the three operating properties acquired during the nine months ended

September 30, 2017, offset by one property disposed of since September 30, 2017 and by a $1.3 million decrease in depreciation related to the timing of intangible asset amortization. Additionally, corporate and general administrative costs increased by $1.2 million primarily due to an increase in employee costs.

Interest Expense

Interest expense increased $4.4 million to $16.0 million for the nine months ended September 30, 2018 compared to $11.6 million for the nine months ended September 30, 2017. The increase is primarily due to a $6.3 million increase associated with interest on the senior unsecured notes and mortgage loan secured by VA – Loma Linda, both of which were entered into during the nine months ended September 30, 2017, and interest on our $100.0 million senior unsecured term loan facility, which we refer to as the 2016 term loan facility and the 2018 term loan facility, which were amended and entered into, respectively, during the nine months ended September 30, 2018.  This increase in interest was partially offset by a $2.0 million decrease in interest due to an increase in capitalized interest associated with properties under development and a decrease in interest on the revolving credit facility due to a decrease in the weighted average borrowings from $154.2 million during the nine months ended September 30, 2017 to $67.9 million for the nine months ended September 30, 2018.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At September 30, 2018, we had $6.9 million available in cash and cash equivalents and there was $417.0 million available under our revolving credit facility (as defined below).

Our primary expected sources of capital are as follows:

•	cash and cash equivalents;
•	operating cash flow;
•	available borrowings under our revolving credit facility;
•	secured loans collateralized by individual properties;
•	issuance of long-term debt;
•	issuance of equity, including under our ATM program (as described below); and
•	asset sales.

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•	development and redevelopment activities, including major redevelopment, renovation or expansion programs at individual properties;
•	property acquisitions under contract;
•	tenant improvements allowances and leasing costs;
•	recurring maintenance capital expenditures;
•	debt repayment requirements;
•	corporate and administrative costs;
•	interest swap payments; and
•	distribution payments.

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

ATM Program

On March 3, 2017, we entered into equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., whom we refer to collectively as the managers, pursuant to which we may issue and sell the shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through the managers, acting as sales agents and/or principals, which we refer to as our ATM program. The sales of shares of our common stock under the equity distribution agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.

The following table sets forth certain information with respect to our ATM program as of September 30, 2018 (amounts in thousands, except share amounts):

	Number of Shares Sold	Net Proceeds
For the year ended December 31, 2017	1,569,514	$33,263
For the three months ended March 31, 2018	671,666	13,532
For the three months ended June 30, 2018	1,010,371	20,208
For the three months ended September 30, 2018	—	—
Total	3,251,551	$67,003

We have used the proceeds from such sales for general corporate purposes. As of September 30, 2018, we had approximately $32.3 million of gross sales of our common stock available under our ATM program.

Debt

Amended and Restated Credit Facility

On June 18, 2018, we entered into an amended and restated senior unsecured credit facility, which we refer to as our amended senior unsecured credit facility.  Our amended senior unsecured credit facility increased the total borrowing capacity of our existing senior unsecured credit facility by $200.0 million for a total credit facility size of $600.0 million, consisting of two components: (i) the $450.0 million revolving credit facility, and (ii) the $150.0 million 2018 term loan facility, which we refer to as the 2018 term loan facility. The revolving credit facility also includes an accordion feature that will provide us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million.

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

The 2018 term loan facility had a 364-day delayed draw period and is prepayable without penalty for the entire term of the loan. As of September 30, 2018, we fully drew $150.0 million on our 2018 term loan facility.

Amendments to Term Loan Facility

On June 18, 2018, we entered into a second amendment to the 2016 term loan facility.  The second amendment amends certain covenants and other provisions in the 2016 term loan facility to conform to changes made to such covenants and other provisions in our amended senior unsecured credit facility.

On October 3, 2018, we entered into a third letter amendment to the 2016 term loan facility.  The third letter amendment reduces the interest rate margin applicable to borrowings under the 2016 term loan facility and extends the maturity date by six months to March 29, 2024.

Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of September 30, 2018 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2018	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$33,000	L + 125bps	June 2022 (3)
Total revolving credit facility	33,000

Term loan facilities:
2016 term loan facility	100,000	3.12% (4)	September 2023
2018 term loan facility	150,000	L + 120bps	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,587)
Total term loan facilities, net	248,413

Notes payable:
Senior unsecured notes payable, series A	95,000	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	4.30%	May 2032
Total notes payable	175,000
Less: Total unamortized deferred financing fees	(1,248)
Total notes payable, net	173,752

Mortgage notes payable:
CBP - Savannah	13,676	3.40% (5)	July 2033
ICE - Charleston	18,934	4.21% (5)	January 2027
MEPCOM - Jacksonville	10,121	4.41% (5)	October 2025
USFS II - Albuquerque	16,660	4.46% (5)	July 2026
DEA - Pleasanton	15,700	L + 150bps (5)	October 2023
VA - Loma Linda	127,500	3.59% (5)	July 2027
VA - Golden	9,380	5.00% (5)	April 2024
Total mortgage notes payable	211,971
Less: Total unamortized deferred financing fees	(1,882)
Less: Total unamortized premium/discount	299
Total mortgage notes payable, net	210,388

Total debt	$665,553
(1)

At September 30, 2018, the one-month LIBOR (“L”) was 2.26%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the revolving credit facility and the term loan facilities is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Available capacity of $417.0 million at September 30, 2018 with an accordion feature that provides additional capacity of up to $250.0 million, subject to the satisfaction of customary terms and conditions.

(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

The interest rate is calculated based on two interest rate swaps with an aggregate notional value of $100.0 million, which effectively fix the interest rate at 3.12% annually, based on the Company’s consolidated leverage ratio, as defined in the 2016 term loan facility agreement.

(5)

Effective interest rates are as follows: CBP – Savannah 4.12%, ICE – Charleston 3.93%, MEPCOM – Jacksonville 3.89%, USFS II – Albuquerque 3.92%, DEA – Pleasanton 1.8%, VA – Loma Linda 3.78%, VA – Golden 5.03%.

Our revolving credit facility, term loan facilities, unsecured notes, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2018, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of September 30, 2018 (dollar amounts in thousands):

Debt Capital Structure	September 30, 2018
Total principal outstanding	$669,971
Weighted average maturity	7 years
Weighted average interest rate	3.7%
% Variable debt	29.7%
% Fixed debt (1)	70.3%
% Secured debt	31.6%
(1)	Our 2016 term loan facility is swapped to be fixed and as such is included as fixed rate debt in the table above.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend (1)
Q1 2018	May 3, 2018	June 11, 2018	June 28, 2018	$0.26
Q2 2018	August 1, 2018	September 13, 2018	September 27, 2018	$0.26
Q3 2018	October 29, 2018	December 13, 2018	December 27, 2018	$0.26
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

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2018.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the operating expenses that are passed through to our tenants and by contractual rent increases. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flows

The following table sets forth a summary of cash flows for the nine months ended September 30, 2018 and 2017 (amounts in thousands):

	For the nine months ended September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$49,095	$42,824
Investing activities	(370,608)	(350,347)
Financing activities	316,622	311,449

Operating Activities

The Company generated $49.1 million and $42.8 million of cash from operating activities during the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by operating activities for the nine months ended September 30, 2018 includes $43.4 million in net cash from rental activities net of expenses and $5.7 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash provided by operating activities for the nine months ended September 30, 2017 includes a $39.2 million increase in net cash from rental activities net of expenses and $3.6 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities.

Investing Activities

The Company used $370.6 million and $350.3 million in cash for investing activities during the nine months ended September 30, 2018 and 2017, respectively. Net cash used in investing activities for the nine months ended September 30, 2018 includes $321.0 million in real estate acquisitions related to the purchase of VA – Golden, VA – San Jose and the closing of the first eight portfolio acquisition properties, $38.9 million in additions to development properties, $4.1 million in additions to operating properties and a $6.5 million increase in deposits on acquisitions. Net cash used in investing activities for the nine months ended September 30, 2017 includes $337.6 million in real estate acquisitions related to the purchase of OSHA – Sandy, VA – Loma Linda, FDA – Lenexa and FBI – Salt Lake, $5.6 million in additions to development properties, a $5.0 million note receivable and $2.2 million in additions to operating properties offset by a $0.7 million decrease in deposits on acquisitions.

Financing Activities

The Company generated $316.6 million and $311.4 million in cash from financing activities during the nine months ended September 30, 2018 and 2017, respectively. Net cash generated by financing activities for the nine months ended September 30, 2018 includes $297.8 million in gross proceeds from issuance of shares of our common stock, $150.0 million in draws under our 2018 term loan facility and $57.5 million in draws under our revolving credit facility, offset by $124.3 million in net pay downs under our revolving credit facility, $47.5 million in dividends, $11.3 million in payment of offering costs, $3.2 million in payment of deferred financing costs and $2.4 million in mortgage notes payable repayment. Net cash provided by financing activities for the nine months ended September 30, 2017 includes $100.0 million in draws under our 2016 term loan facility, $175.0 million in proceeds from the issuance of senior unsecured notes, $127.5 million in mortgage notes payable, $107.2 million in gross proceeds from issuance of shares of our common stock, offset by $152.9 million in net pay downs under our revolving credit facility, $35.5 million in dividends, $3.4 million in payment of deferred financing costs, $4.2 million in payment of deferred offering costs and $2.2 million in mortgage notes payable repayment.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net income	$2,482	$1,117	$6,016	$3,861
Depreciation and amortization	16,109	13,950	45,331	40,091
Funds From Operations	18,591	15,067	51,347	43,952
Adjustments to FFO:
Acquisition costs	300	206	1,023	1,194
Straight-line rent and amortization of lease inducements	(1,209)	(883)	(4,256)	(1,376)
Above-/below-market leases	(2,219)	(2,065)	(6,737)	(6,283)
Non-cash interest expense	313	310	876	784
Non-cash compensation	731	748	2,307	2,215
Funds from Operations, as Adjusted	$16,507	$13,383	$44,560	$40,486

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2018, $471.3 million, or 70.3% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $198.7 million, or 29.7% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.5 million annually.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of September 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Third Letter Amendment to Term Loan Agreement, dated as of October 3, 2018, by and among Easterly Government Properties, Inc., as Parent Guarantor, Easterly Government Properties LP, as Borrower, the Subsidiary Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and SunTrust Bank, as Lenders

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

101*

The following materials from Easterly Government Properties, Inc.’s Quarterly Report on Form 10-Q for nine months ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the related notes to these consolidated financial statements

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: November 5, 2018	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2018	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)