Form 10-K
period 2018-12-31
Easterly Government Properties, Inc.
filed 2019-02-28
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 20, 2019, there were 60,903,247 of the registrant’s shares of common stock outstanding.

As of June 30, 2018, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $1,186 million based on the closing sale price of $19.76 as reported on the New York Stock Exchange on June 29, 2018. For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

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
•

risks associated with our indebtedness, including failure to refinance current or future indebtedness on favorable terms, or at all, failure to meet the restrictive covenants and requirements in our existing and new debt agreements, fluctuations in interest rates and increased costs to refinance or issue new debt;

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

We are an internally managed real estate investment trust, or REIT, focused primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate substantially all of our revenue by leasing our properties to such agencies either directly or through the U.S. General Services Administration, which we refer to herein as the GSA. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation.

As of December 31, 2018, we wholly owned 62 operating properties in the United States that are 100% leased, including 60 operating properties that are leased primarily to U.S. Government tenant agencies and two operating properties that are entirely leased to private tenants, encompassing approximately 5.3 million square feet in the aggregate. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.1 million square feet upon completion. We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of and own approximately 87.2% of the aggregate operating partnership units in our operating partnership. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of office and other commercial properties, including properties leased to the U.S. Government, through the following competitive strengths:

•

High Quality Portfolio Leased to Mission-Critical U.S. Government Agencies. We focus primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve mission-critical functions and are of high importance within the hierarchy of these agencies. These properties generally meet our investment criteria, which target major federal buildings of Class A construction that are less than 20 years old, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, are in strategic locations to facilitate the tenant agency’s mission, include build-to-suit features and are focused on environmental sustainability. As of December 31, 2018, the weighted average age of our operating properties was approximately 12.5 years based on the date the property was built or renovated-to-suit, where applicable, and the weighted average remaining lease term was approximately 7.6 years.

•

U.S. Government Tenant Base with Strong History of Renewal. Our leases with U.S. Government agencies are backed by the full faith and credit of the U.S. Government. For the GSA leases, rents are paid from the Federal Buildings Fund and are not subject to direct federal appropriations. All of our leases with other federal agencies were executed under delegation from GSA, and therefore the Federal Buildings Fund stands behind these leases as a guarantor, even though the rent is paid from appropriated funds by the agencies who executed the lease contracts. Furthermore, the U.S. Government has never experienced a financial default to date. In addition to stable rent payments, our U.S. Government leases typically have initial total terms of ten to 20 years with renewal leases having terms of five to 15 years. U.S. Government leases governing properties similar to the properties that we target have historically had high renewal rates, which limit operational risk. We believe that the strong credit quality of our U.S. Government tenant base, our long-term leases, the likelihood of lease renewal and the high tenant recovery rate for our property-related operating expenses contribute to the stability of our operating cash flows and expected distributions.

•

Experienced and Aligned Management Team. Our senior management team has a proven track record of sourcing, acquiring, developing and managing properties leased to U.S. Government agencies. Collectively, our senior management team has been responsible for the acquisition of an aggregate of approximately 4.5 million square feet of U.S. Government-leased properties and the development of approximately 1.3 million aggregate square feet of such properties. We believe that our management expertise provides us with a significant advantage over our competitors when pursuing acquisition opportunities and engaging U.S. Government agencies in property development opportunities and provides us with superior property management and tenant service capabilities.

•

Access to Acquisition Opportunities with an Active Pipeline. Our senior management team has an extensive network of longstanding relationships with owners, specialized developers, leasing brokers, lenders and other participants in the U.S. Government-leased property market. Our team seeks to leverage these relationships to access a wide variety of sourcing opportunities, frequently resulting in the acquisition of properties that were not broadly marketed. In addition, we maintain a proprietary database that tracks approximately 8,100 leases totaling approximately 188 million rentable square feet and includes substantially every major U.S. Government-leased property that meets our investment criteria as well as information about the ownership of such properties. We believe that our longstanding industry relationships, coupled with our proprietary database, improve our ability to source and execute attractive acquisition opportunities. Further, these factors enable us to effectively initiate transactions with property owners who may not currently be seeking to sell their property, which we believe gives us a competitive advantage over others bidding in broadly marketed transactions.

•

Extensive Development Experience with U.S. Government-Leased Properties. Our senior management team has developed projects comprising approximately 4.4 million square feet, including 38 build-to-suit projects for the U.S. Government as well as other corporate tenants. In the aggregate, our senior management team has developed 21 projects for the GSA and U.S. Government agencies. Development of government projects, particularly build-to-suit projects, requires expertise in GSA and other U.S. Government requirements and the needs of tenant agencies. Since 1994, members of our senior management team have developed an average of approximately 51,905 square feet per year of U.S. Government-leased build-to-suit properties. We believe that our thorough understanding of the U.S. Government’s procurement processes and standards, our longstanding relationships with the GSA and other agencies of the U.S. Government, and our differentiated capabilities enables us to continue to compete effectively for U.S. Government development opportunities.

•

Value-Enhancing Asset Management. Our management team focuses on the efficient management of our properties and on improvements to our properties that enhance their value for a tenant agency and improve the likelihood of lease renewal. We work in close partnership with the U.S. Government tenant agencies to manage the construction of specialized, agency-specific design enhancements. These highly tailored build-outs substantially increase the likelihood of the tenant agency’s renewal and also typically generate a construction management fee paid by the tenant agency to us in the amount of approximately 14% of the actual cost of construction. We also seek to reduce operating costs at all of our properties, often by implementing environmentally-driven energy efficiency programs that help the U.S. Government achieve its conservation and efficiency goals. Our asset management team also conducts frequent audits of each of our properties in concert with the U.S. Government tenant agency to keep each facility in optimal condition, allow the tenant agency to better perform its stated mission and help to position us as a partner of choice for the U.S. Government and its tenant agencies.

•

Growth-Oriented Capital Structure. Our capital structure provides us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through three public offerings of our common stock and through sales of common stock under our at-the-market equity offering program, which we refer to as our ATM program.  As of December 31, 2018, we had sold $67.7 million of our common stock under our ATM program, leaving us with the capacity to issue up to $32.3 million of additional shares. As of December 31, 2018, we had total indebtedness of approximately $770.9 million, including borrowings of approximately $134.8 million outstanding under our $450 million senior unsecured revolving credit facility, which we refer to as our revolving credit facility, for a net debt to total enterprise value of 41.1%. None of our outstanding indebtedness is scheduled to mature until 2022.

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

Employees

As of December 31, 2018 we had 32 employees. None of our employees are represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

Significant Tenants

Substantially all of our current rents come from U.S. Government tenant agencies. As of December 31, 2018, our U.S. Government tenant agencies accounted for 98.8% of our annualized lease income. For further information on the composition of our tenant base, see “Item 2. Properties.”

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

Corporate Responsibility

We are committed to sustainability and continually seek to improve our environmental and social responsibility initiatives, efforts, programs and policies. We have an in-house team that meets regularly to identify, initiate and monitor sustainable practices in all aspects of our business for the benefit of our tenants, shareholders, employees and the community at large.  The U.S. Government serves as the natural partner for our environmentally-friendly endeavors. Under the Energy Policy Act of 2005, the U.S. Government maintains “green lease” policies that include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property.  The U.S. Government’s “green lease” initiative permits U.S. Government tenants to require LEED-CI certification in selecting new premises or renewing leases at existing premises. There are currently 15 properties in our portfolio that have achieved a total of 16 LEED certifications.

We are also committed to volunteerism, philanthropy and striving to make a positive impact on the communities in which we conduct business, which we believe mutually benefits our tenants, investors, employees and the communities in which we operate. We endeavor to attract and retain the best employees by providing them with the resources and opportunities to succeed. We have a commitment to diversity in all of its forms and strive to promote and maintain a work environment where all employees are treated with dignity and respect, offered opportunities for professional development and valued for their unique contributions to the Company's success.

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

Supplemental U.S. Federal Income Tax Considerations

The following discussion supplements and updates the disclosures under “Certain United States Federal Income Tax Considerations” in the prospectus dated March 16, 2018 contained in our Registration Statement on Form S-3 filed with the SEC on March 16, 2018.  This summary is for general information purposes only and is not tax advice.  This discussion does not address all aspects of taxation that may be relevant to particular holders of our securities in light of their personal investment or tax circumstances.

Consolidated Appropriations Act

The Consolidated Appropriations Act (“CAA”) was signed into law on March 23, 2018.  The CAA amended various provisions of the Code and implicates certain tax-related disclosures contained in the prospectus. As a result, the discussion under “Certain United States Federal Income Tax Considerations—Taxation of Stockholders and Potential Tax Consequences of Their Investment in Shares of Common Stock or Preferred Stock—Taxation of Non-U.S. Stockholders” in the second and third full paragraphs on page 47 of the prospectus are replaced with the following paragraphs:

For periods on or after December 18, 2015, to the extent our stock is held directly (or indirectly through one or more partnerships) by a “qualified shareholder,” it will not be treated as a USRPI. Further, to the extent such treatment applies, any distribution to such shareholder will not be treated as gain recognized from the sale or exchange of a USRPI. For these purposes, a qualified shareholder is generally a non-U.S. stockholder that (i)(A) is eligible for treaty benefits under an income tax treaty with the United States that includes an exchange of information program, and the principal class of interests of which is listed and regularly traded on one or more stock exchanges as defined by the treaty, or (B) is a foreign limited partnership organized in a jurisdiction with an exchange of information agreement with the United States and that has a class of regularly traded limited partnership units (having a value greater than 50% of the value of all partnership units) on the New York Stock Exchange or Nasdaq, (ii) is a “qualified collective investment vehicle” (within the meaning of Section 897(k)(3)(B) of the Code) and (iii) maintains records of persons holding 5% or more of the class of interests described in clauses (i)(A) or (i)(B) above. However, in the case of a qualified shareholder having one or more “applicable investors,” the exception described in the first sentence of this paragraph will not apply to the applicable percentage of the qualified shareholder’s stock (with “applicable percentage” generally meaning the percentage of the value of the interests in the qualified shareholder held by applicable investors after applying certain constructive ownership rules). The applicable percentage of the amount realized by a qualified shareholder on the disposition of our stock or with respect to a distribution from us attributable to gain from the sale or exchange of a USRPI will be treated as amounts realized from the disposition of USRPIs. Such treatment shall also apply to applicable investors in respect of distributions treated as a sale or exchange of stock with respect to a qualified shareholder. For these purposes, an “applicable investor” is a person who generally holds an interest in the qualified shareholder and holds more than 10% of our stock applying certain constructive ownership rules.

For periods on or after December 18, 2015, for FIRPTA purposes neither a “qualified foreign pension fund” nor any entity all of the interests of which are held by a qualified foreign pension fund is treated as a non-U.S. stockholder. A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established by a foreign country (or one or more political subdivisions thereof) or one or more employers to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees as a result of, or in consideration for, services rendered, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate.

Recent FATCA Regulations

On December 18, 2018, the Internal Revenue Service promulgated proposed regulations under Sections 1471-1474 of the Code (commonly referred to as FATCA), which proposed regulations eliminate FATCA withholding on gross proceeds and thus implicate certain tax-related disclosures contained in the prospectus. As a result, the fourth sentence of the discussion under “Certain United States Federal Income Tax Considerations—Taxation of Stockholders and Potential Tax Consequences of Their Investment in Shares of Common Stock or Preferred Stock—Taxation of Non-U.S. Stockholders—FATCA Withholding on Certain Foreign Accounts and Entities” on page 48 of the prospectus is replaced with the following:

While withholding under FATCA would have applied after December 31, 2018 to the gross proceeds from a disposition of property that can produce U.S. source interest or dividends, recently proposed Treasury Regulations eliminate FATCA withholding on payments of gross proceeds entirely. Taxpayers generally may rely on these proposed Treasury Regulations until final Treasury Regulations are issued. Withholding under FATCA currently applies with respect to other withholding payments (e.g., U.S. source interest and dividends).

Corporate Headquarters

Our principal executive offices are located at 2101 L Street NW, Suite 650 Washington, DC 20037, and our telephone number is 202-595-9500.

Available Information

Our website address is www.easterlyreit.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. To access these filings, go to the “Investor Relations” portion of our “Financial Information” page on our website, and then click on “SEC Filings.” In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at http://www.sec.gov.

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

Substantially all of our current rents come from U.S. Government tenant agencies. As of December 31, 2018, our U.S. Government tenant agencies accounted for 98.8% of our annualized lease income. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Due to such concentration, any failure by the U.S. Government to perform its obligations under its leases or a failure to renew its leases upon expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected properties are leased, and could decrease the ultimate value of the affected property upon sale and have a material adverse effect on our business, financial condition and results of operations.

Some of our leases with U.S. Government tenant agencies permit the tenant agency to vacate the property and discontinue paying rent prior to their lease expiration date.

Some of our leases are currently in the soft-term period of the lease and tenants under such leases have the right to vacate their space during a specified period before the stated terms of their leases expire. As of December 31, 2018, tenants occupying approximately 6.0% of our rentable square feet and contributing approximately 4.4% of our annualized lease income currently have exercisable rights to terminate their leases before the stated soft term of their lease expires. For fiscal policy reasons, security concerns or other reasons, some or all of our U.S. Government tenant agencies under leases within the soft-term period may decide to exercise their termination rights before the stated term of their lease expires. Such events, if they were to occur and we were not able to lease the vacant space to another tenant in a timely manner or at all, could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to renew leases or lease vacating space on favorable terms or at all as leases expire, which could adversely affect our business, financial condition and results of operations.

As of December 31, 2018, leases representing approximately 33.3% of our total annualized lease income and approximately 36.9% of the square footage of the properties in our portfolio will expire by the end of 2021. We may be unable to renew such expiring leases or our properties may not be released at net effective rental rates equal to or above the current average net effective rental rates.

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

As of December 31, 2018, we have two properties under development.  We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit renovations for existing U.S. Government tenant agencies and new developments for anticipated tenant agencies and will be subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include:

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

As of December 31, 2018, three of our U.S. Government tenant agencies, the VA, FBI, and DEA, accounted for an aggregate of approximately 40.9% of our total rentable square feet and an aggregate of approximately 46.8% of our total annualized lease income. Each U.S. Government agency has its own customs, procedures, culture, needs and mission, which translate into different requirements for its leased space, and we work with the tenant agency to design and construct specialized, agency-specific enhancements. In addition, under the terms of our GSA leases, the GSA generally has the right to designate another U.S. Government agency to occupy all or a portion of the leased property. A change in the structure, mission, or leasing requirements of any one of our U.S. Government tenant agencies, a significant reduction in the agency’s workforce, a relocation of personnel resources, other internal reorganization or a change in the tenant agency occupying the leased space, could affect our lease renewal opportunities and have a material adverse effect on our business, financial condition and results of operations.

We currently have a concentration of properties located in California and are exposed to changes in market conditions and natural disasters in this state.

Seventeen of our 62 operating properties are located in California, accounting for approximately 23.9% of our total rentable square feet and approximately 30.1% of our total annualized lease income as of December 31, 2018. We also own one property under development that is also located in California. As a result of this concentration, a material portion of our portfolio may be exposed to the effects of economic and real estate conditions in California markets, such as the supply of competing properties, general levels of employment and economic activity. In addition, historically, California has been vulnerable to natural disasters and we are therefore susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. To the extent that weak economic or real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

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

The impact of prolonged government shutdowns and budgetary reductions or impasses could have a material adverse effect on our business, financial condition and results of operations.

Substantially all of our revenue is dependent on the receipt of rent payments from the GSA and U.S. Government tenant agencies. While rents under our leases with the GSA are paid for from the Federal Buildings Fund, which is not subject to direct Federal appropriations, and our leases with other federal agencies have been executed under delegation from the GSA and are therefore guaranteed by the Federal Buildings Fund, a prolonged government shutdown or federal budget impasse could result in delays in our receipt of rental payments.  In addition, the impact of a prolonged government shutdown on federal personnel resources could hinder our ability to renew expiring leases, initiate or complete tenant agency build-out and construction projects and otherwise interfere with our ongoing partnership with the U.S. Government, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use external financing to fund acquisition, development and renovation activities. As of December 31, 2018, we had total indebtedness of approximately $770.9 million including approximately $134.8 million outstanding under our $450.0 million revolving credit facility, $150.0 million outstanding under our $150.0 million senior unsecured term loan facility, which we refer to as our 2018 term loan facility, $100.0 million outstanding under our $100.0 million senior unsecured term loan facility, which we refer to as our 2016 term loan facility, and $175.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our senior unsecured notes. As of December 31, 2018, we had approximately $315.2 million of available borrowing capacity under our revolving credit facility.  If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and renovation activities or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out a smaller percentage of our taxable income (subject to the annual distribution requirements applicable to REITs under the Internal Revenue Code of 1986, as amended, or the Code). To the extent that we are able or choose to access capital at a higher cost than we have experienced in recent years, as reflected in higher interest rates for debt financing or a lower stock price for equity financing, our earnings per share and cash flow could be adversely affected. In addition, the price of common stock may fluctuate significantly or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

We may be unable to identify and successfully complete acquisitions and, even if acquisitions are identified and completed, completed acquisitions may not achieve the intended benefits or may disrupt our plans and operations.

We may be unable to acquire additional properties and grow our business and any acquisitions we make may prove unsuccessful. Our ability to identify and acquire properties on favorable terms and successfully operate or renovate them may be exposed to significant risks. Agreements for the acquisition of properties are subject to customary conditions to closing, including completion of due diligence investigations and other conditions that are not within our control that may not be satisfied. In this event, we may be unable to complete an acquisition after incurring certain acquisition-related costs. In addition, if mortgage debt is unavailable at reasonable rates, we may be unable to finance the acquisition on favorable terms in the time period we desire, or at all. We may spend more than budgeted to make necessary improvements or renovations to acquired properties and may not be able to obtain adequate insurance coverage for new properties. Further, acquired properties may be located in markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures. There can be no assurance that we will be able to successfully integrate acquired properties with our business or otherwise realize the expected benefits of these acquisitions. In addition, the integration of acquisitions into our existing portfolio may require significant time and focus from our management team and may divert attention from the day-to-day operations of our business, which could delay the achievement of our strategic objectives. Any delay or failure on our part to identify, negotiate, finance and consummate such acquisitions in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, could impede our growth and have an adverse effect on us, including our financial condition, results of operations, cash flow and the market value of our securities.

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

We may be subject to unknown or contingent liabilities related to properties or businesses that we have acquired or may acquire in the future for which we may have limited recourse against the sellers.

Assets and entities that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In the future we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our business, financial condition and results of operations. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the assets and entities acquired by us.

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

In connection with our initial public offering in February 2015, we engaged in certain formation transactions, which we refer to as the formation transactions, pursuant to which our operating partnership acquired 15 properties, among others, previously owned by Easterly Partners, LLC and its consolidated subsidiaries, which we refer to, collectively, as the Easterly Funds. In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals (as defined in the Code to include certain entities such as private foundations) at any time during the last half of any taxable year (beginning with our second taxable year as a REIT). In addition, if the owners of 50% or more of certain entities included in the Easterly Funds that are intended to qualify for taxation as REITs, each of which we refer to as an Easterly Fund REIT were to own 50% or more in value of our capital stock, we would be treated as a successor to the Easterly Fund REIT, and our ability to elect REIT status for a certain period would depend on that Easterly Fund REIT’s qualification as a REIT. In order to help us qualify as a REIT and not be treated as a successor to an Easterly Fund REIT, our charter generally prohibits (A) any person or entity from actually or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, (i) more than 7.1% (in value or in number of shares, whichever is more restrictive) of the issued and outstanding shares of any class or series of our stock or (ii) more than 7.1% in value of the aggregate of the outstanding shares of all classes and series of our stock (the “ownership limits”) and (B) the owners of 50% or more of an Easterly Fund REIT from owning 50% or more of us, applying certain attribution of ownership rules. These ownership restrictions may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of our common stock. In connection with the formation transactions and the concurrent private placement, our board of directors has granted waivers from the ownership limit contained in our charter to Michael P. Ibe, Easterly Fund I and Easterly Fund II to own up to approximately 21%, 22% and 28%, respectively, of our outstanding common stock in the aggregate. Easterly Fund I and Easterly Fund II have since been liquidated and their waivers are no longer in effect.

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

As of December 31, 2018, Michael P. Ibe, a Director and our Executive Vice President—Development and Acquisitions, owned approximately 8.7% of our outstanding common stock on a fully diluted basis.  Consequently, Mr. Ibe may be able to exert influence over the outcome of matters submitted for stockholder action, including approval of significant corporate transactions, including business combinations, consolidations and mergers. As a result, Mr. Ibe could exercise his influence in a manner that conflicts with the interests of other stockholders.

If there are deficiencies in our disclosure controls and procedures or internal control over financial reporting, we may not be able to accurately present our financial statements, which could materially and adversely affect us, including our business, reputation, results of operations, financial condition or liquidity.

The design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, there can be no guarantee that our internal controls over financial reporting will be effective in accomplishing all control objectives all of the time. Furthermore, as we grow our business, our internal controls will become more complex, and we may require significantly more resources to ensure our internal controls remain effective. Deficiencies, including any material weakness, in our internal controls over financial reporting which may occur in the future could result in misstatements of our results of operations that could require a restatement, failing to meet our public company reporting obligations and causing investors to lose confidence in our reported financial information. These events could materially and adversely affect us, including our business, reputation, results of operations, financial condition or liquidity.

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

As of December 31, 2018, we had total indebtedness of approximately $770.9 million including approximately $134.8 million outstanding under our revolving credit facility, $250.0 million outstanding in the aggregate under our 2018 term loan facility and our 2016 term loan facility, and $175.0 million of senior unsecured notes.  As of December 31, 2018, we had approximately $315.2 million of available borrowing capacity under our revolving credit facility. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Code. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Certain mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. As of December 31, 2018, we had $209.6 million of combined U.S. property mortgages and other secured debt. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants and our senior unsecured revolving credit facility, our senior unsecured term loan facility and our senior unsecured notes, and other future debt may, require us to maintain various financial ratios. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. Early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2018, we had $150.5 million of outstanding consolidated debt subject to instruments, which bear interest at variable rates, and we expect that we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which could adversely affect us.

As of December 31, 2018, we have six forward-starting interest rate swaps in place with an aggregate notional value of $250.0 million to mitigate our exposure to fluctuations in short term interest rates and fix the interest rate on our senior unsecured term loan facility.  We may continue, in a manner consistent with our qualification as a REIT, to seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements.  Such hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

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

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. The Code generally requires that a REIT distribute at least 90% of its taxable income (without regard to the dividends paid deduction and excluding net capital gains) to stockholders annually, and a REIT must pay income tax at regular corporate rates to the extent that it distributes less than 100% of its taxable income (including capital gains) in a given year. In addition, a REIT is required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions it makes in a calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. To avoid entity-level U.S. federal income and excise taxes, we anticipate distributing at least 100% of our taxable income.

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

If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. If we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for the four subsequent taxable years. If we fail to qualify as a REIT, we would be subject to entity-level income tax, including any applicable alternative minimum tax (which, for corporations, was repealed for tax years beginning after December 31, 2017 under the Tax Cuts and Jobs Act (“TCJA”)), on our taxable income at regular corporate tax rates. As a result, the amount available for distribution to holders of our common stock would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and adversely affect the value of our common stock.

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

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may, for instance, hinder our ability to make certain otherwise attractive investments or undertake other activities that might otherwise be beneficial to us and our stockholders, or may require us to borrow or liquidate investments in unfavorable market conditions and, therefore, may hinder our investment performance. As a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, U.S. Government securities, debt instruments issued by a publicly traded REIT and qualified “real estate assets.” The REIT asset tests further require that with respect to our assets that are not qualifying assets for purposes of this 75% assets test and that are not securities issued by a TRS, we generally cannot hold at the close of any calendar quarter (i) securities representing more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer or (ii) securities of any one issuer that represent more than 5% of the value of our total assets.  In addition, securities (other than qualified real estate assets) issued by our TRSs cannot represent more than 25% (for taxable years beginning before January 1, 2018) or 20% (for taxable years beginning on or after January 1, 2018) of the value of our total assets can be represented by securities of one or more TRS. Further, even though for taxable years beginning after December 31, 2015, debt instruments issued by a publicly traded REIT that are not secured by a mortgage on real property are qualifying assets for purposes of the 75% asset test, no more than 25% of the value of our total assets can be represented by such unsecured debt instruments. After meeting these asset test requirements at the close of a calendar quarter, if we fail to comply with these requirements at the end of any subsequent calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate from our portfolio or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

In order to maintain our qualification as a REIT and to meet the REIT distribution requirements, we may need to modify our business plans. Our cash flow from operations may be insufficient to fund required distributions, for example, as a result of differences in timing between our cash flow, the receipt of income for GAAP purposes and the recognition of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the effect of limitations on interest and net operating loss deductibility, the creation of reserves, payment of required debt service or amortization payments, or the need to make additional investments in qualifying real estate assets. The insufficiency of our cash flow to cover our distribution requirements could require us to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, (iv) pay dividends in the form of “taxable stock dividends” or (v) use cash reserves, in order to comply with the REIT distribution requirements. As a result, compliance with the REIT distribution requirements could adversely affect the market value of our common stock. The inability of our cash flow to cover our distribution requirements could have an adverse impact on our ability to raise short and long-term debt or sell equity securities. In addition, if we are compelled to liquidate our assets to repay obligations to our lenders or make distributions to our stockholders, we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as property held primarily for sale to customers in the ordinary course of business.

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

We earn fees from certain tenant improvement services and other non-customary services provided to our tenants. Gross income from such tenant improvement services generally may only constitute qualifying income for purposes of the 75% and 95% gross income tests to the extent that it is attributable to services provided to our tenants in connection with the entering into or renewal or extension of a lease. In addition, tenant improvement services provided to our tenants other than in such circumstances might constitute non-customary services. As a result, to the extent that we provide tenant improvement services to tenants other than in connection with the entering into or renewal or extension of a lease, or provide other non-customary services, we provide such services through a TRS, which is subject to full corporate tax with respect to such income.

Although our use of TRSs may partially mitigate the impact of meeting certain requirements necessary to maintain our qualification as a REIT, there are limits on our ability to own and engage in transactions with TRSs, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (for taxable years beginning before January 1, 2018) or 20% (for taxable years beginning on or after January 1, 2018) of the value of a REIT’s assets may consist of securities of one or more TRSs. In addition, rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm’s-length basis. We have jointly elected with one subsidiary for such subsidiary to be treated as a TRS for U.S. federal income tax purposes. This subsidiary and any other TRSs that we form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs (and believe we have conducted our affairs) so that such securities will represent (or have represented) less than 25% (for taxable years beginning before January 1, 2018) or 20% (for taxable years beginning on or after January 1, 2018) of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

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

The partnership audit rules may alter who bears the liability in the event any subsidiary partnership (such as our operating partnership) is audited and an adjustment is assessed.

In the case of an audit of a partnership for a taxable year beginning after December 31, 2017, the partnership itself may be liable for a hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment.  Thus, for example, an audit assessment attributable to former partners of the operating partnership could be shifted to the partners in the year of the adjustment.  The partnership audit rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners (often referred to as a “push-out election”), subject to a higher rate of interest than otherwise would apply.  The rules provide that when a push-out election causes a partner that is itself a partnership to be assessed with its share of such additional taxes from the adjustment, such partnership may cause such additional taxes to be pushed out to its own partners.   In addition, applicable Treasury Regulations provide that when a push-out election affects a partner that is a REIT, such REIT may be able to use deficiency dividend procedures with respect to adjustments resulting from such election.   Many questions remain as to how the partnership audit rules will apply, and it is not clear at this time what effect these rules will have on us.  However, it is possible that a partnership in which we directly or indirectly invest may be subject to U.S. federal income tax, interest, and penalties in the event of a U.S. federal income tax audit as a result of these rules, and as a result could increase the U.S. federal income tax, interest, and/or penalties otherwise borne by us as a direct or indirect partner in any such partnership.

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

Stockholders are urged to consult with their own tax advisors with respect to the impact that the TCJA may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2018, we wholly owned 62 operating properties, including 60 operating properties with approximately 5.1 million rentable square feet that are leased primarily to U.S. Government tenants and two operating properties with approximately 0.2 million rentable square feet that are entirely leased to private tenants.  In addition, we wholly owned two properties under development that we expect to encompass approximately 0.1 million square feet upon completion.  As of December 31, 2018, our operating properties were 100% leased with a weighted average annualized lease income per leased square foot of $34.03 and a weighted average age of approximately 12.5 years based on the date the property was built or renovated-to-suit, where applicable. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

Information about our operating properties as of December 31, 2018 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036		327,614	$16,111,542	9.0%	$49.18
Various GSA - Buffalo (3)	Buffalo, NY	O	2019 - 2025	(4)	267,766	8,337,971	4.6%	31.14
FBI - Salt Lake	Salt Lake City, UT	O	2032		169,542	6,826,753	3.8%	40.27
IRS - Fresno	Fresno, CA	O	2033		180,481	6,584,862	3.7%	36.49
PTO - Arlington	Arlington, VA	O	2035		190,546	6,581,621	3.7%	34.54
Various GSA - Chicago (5)	Des Plaines, IL	O	2020 / 2022	(6)	232,759	6,415,833	3.6%	28.62
VA - San Jose	San Jose, CA	OC	2038		90,085	5,791,008	3.2%	64.28
FBI - San Antonio	San Antonio, TX	O	2021		148,584	5,159,464	2.9%	34.72
FEMA - Tracy	Tracy, CA	W	2038		210,373	4,639,964	2.6%	22.06
FBI - Omaha	Omaha, NE	O	2024		112,196	4,493,821	2.5%	40.05
TREAS - Parkersburg	Parkersburg, WV	O	2021		182,500	4,421,565	2.5%	24.23
EPA - Kansas City	Kansas City, KS	L	2023		71,979	4,203,862	2.4%	58.40
VA - South Bend	Mishakawa, IN	OC	2032		86,363	3,985,310	2.2%	46.15
ICE - Charleston (7)	North Charleston, SC	O	2021 / 2027	(8)	86,733	3,795,904	2.1%	43.77
DOT - Lakewood	Lakewood, CO	O	2024		122,225	3,490,218	2.0%	28.56
FBI - Pittsburgh	Pittsburgh, PA	O	2027		100,054	3,386,694	1.9%	33.85
USCIS - Lincoln	Lincoln, NE	O	2020		137,671	3,369,293	1.9%	24.47
JUD - El Centro (9)	El Centro, CA	C/O	2019		46,813	3,117,769	1.7%	66.60
FBI - Birmingham	Birmingham, AL	O	2020		96,278	3,089,244	1.7%	32.09
OSHA - Sandy	Sandy, UT	L	2024	(10)	75,000	2,982,868	1.7%	39.77
USFS II - Albuquerque	Albuquerque, NM	O	2026	(11)	98,720	2,939,052	1.6%	29.77
USFS I - Albuquerque	Albuquerque, NM	O	2021	(11)	92,455	2,810,603	1.6%	30.40
DEA - Vista	Vista, CA	L	2020		54,119	2,798,970	1.6%	51.72
DEA - Pleasanton	Pleasanton, CA	L	2035		42,480	2,785,682	1.6%	65.58
ICE - Albuquerque	Albuquerque, NM	O	2027		71,100	2,749,463	1.5%	38.67
FBI - Richmond	Richmond, VA	O	2021		96,607	2,740,032	1.5%	28.36
JUD - Del Rio (9)	Del Rio, TX	C/O	2024		89,880	2,682,606	1.5%	29.85
DEA - Dallas Lab	Dallas, TX	L	2021		49,723	2,424,579	1.4%	48.76
TREAS - Birmingham	Birmingham, AL	O	2029		83,676	2,364,288	1.3%	28.26
SSA - Charleston	Charleston, WV	O	2019	(12)	110,000	2,302,315	1.3%	20.93
DEA - Upper Marlboro	Upper Marlboro, MD	L	2022		50,978	2,286,843	1.3%	44.86
FBI - Little Rock	Little Rock, AR	O	2021		101,977	2,226,422	1.2%	21.83
MEPCOM - Jacksonville	Jacksonville, FL	O	2025		30,000	2,189,792	1.2%	72.99
CBP - Savannah	Savannah, GA	L	2033		35,000	2,137,168	1.2%	61.06
FBI - Albany	Albany, NY	O	2019		98,184	2,101,795	1.2%	21.41
DEA - Santa Ana	Santa Ana, CA	O	2024		39,905	2,090,935	1.2%	52.40
CBP - Chula Vista	Chula Vista, CA	O	2028		59,322	2,086,349	1.2%	35.17
DOE - Lakewood	Lakewood, CO	O	2029		115,650	2,064,224	1.2%	17.85
JUD - Charleston (9)	Charleston, SC	C/O	2019	(13)	50,888	1,810,980	1.0%	35.59
NPS - Omaha	Omaha, NE	O	2024		62,772	1,763,027	1.0%	28.09
ICE - Otay	San Diego, CA	O	2022 / 2026	(14)	52,881	1,746,592	1.0%	35.32
VA - Golden	Golden, CO	O/W	2026		56,753	1,731,738	1.0%	30.51
DEA - Dallas	Dallas, TX	O	2021		71,827	1,693,601	0.9%	23.58
CBP - Sunburst	Sunburst, MT	O	2028		33,000	1,597,097	0.9%	48.40
USCG - Martinsburg	Martinsburg, WV	O	2027		59,547	1,590,325	0.9%	26.71
DEA - Otay (15)	San Diego, CA	O	2019		32,560	1,575,869	0.9%	48.40

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)		Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased (Cont.)
JUD - Aberdeen (9)	Aberdeen, MS	C/O	2025		46,979	1,476,514	0.8%	31.43
DEA - Birmingham(16)	Birmingham, AL	O	2020		35,616	1,460,619	0.8%	41.01
DEA - North Highlands	Sacramento, CA	O	2033		37,975	1,435,217	0.8%	37.79
GSA - Clarksburg (17)	Clarksburg, WV	O	2024	(11)	63,750	1,383,543	0.8%	21.70
DEA - Albany	Albany, NY	O	2025		31,976	1,349,054	0.8%	42.19
DEA - Riverside	Riverside, CA	O	2032		34,354	1,232,941	0.7%	35.89
SSA - Dallas	Dallas, TX	O	2020		27,200	1,073,215	0.6%	39.46
ICE - Pittsburgh (18)	Pittsburgh, PA	O	2022 / 2023	(19)	33,425	790,210	0.4%	31.30
VA - Baton Rouge	Baton Rouge, LA	OC	2019	(11)	30,000	772,128	0.4%	25.74
JUD - South Bend (9)	South Bend, IN	C/O	2027		30,119	766,706	0.4%	25.46
DEA - San Diego	San Diego, CA	W	2032		16,100	557,113	0.3%	34.60
SSA - Mission Viejo	Mission Viejo, CA	O	2020		11,590	532,074	0.3%	45.91
DEA - Bakersfield	Bakersfield, CA	O	2021		9,800	355,728	0.2%	36.30
SSA - San Diego	San Diego, CA	O	2032		10,856	334,810	0.2%	33.28
Subtotal					5,095,306	$177,595,785	99.4%	$35.00
Privately Leased
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	(20)	105,641	545,602	0.3%	5.16
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	(10)	70,078	521,592	0.3%	7.44
Subtotal					175,719	$1,067,194	0.6%	$6.07
Total / Weighted Average					5,271,025	$178,662,979	100.0%	$34.03
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	The year of lease expiration does not include renewal options. All leases with renewal options are noted in the following footnotes to this table.
(3)	Private tenants occupy 15,374 rentable square feet.
(4)

93,130 rentable square feet leased to the VA will expire on January 13, 2021, 61,334 rentable square feet leased to the IRS will expire on December 12, 2020, 36,640 rentable square feet leased to the National Labor Relations Board (NLRB) will expire on September 19, 2025, 32,000 rentable square feet leased to the Small Business Administration (SBA) will expire on December 14, 2021 and 44,662 rentable square feet leased to various other tenants and will expire between 2019-2023.

(5)	Private tenants occupy 2,987 rentable square feet.
(6)

209,970 rentable square feel leased to the Federal Aviation Administration (FAA) will expire on October 20, 2020 and 14,223 rentable square feet leased to various other tenants will expire between 2020-2022.

(7)	We Are Sharing Hope SC (formerly known as LifePoint, Inc.) occupies 21,609 rentable square feet.
(8)

21,609 rentable square feet leased to We Are Sharing Hope SC will expire on September 30, 2021, and 54,872 rentable square feet leased to ICE, 9,198 rentable square feet leased to DEA, and 1,054 rentable square feet leased to U.S. Marshals Service will expire on January 31, 2027.

(9)

The Administrative Office of the U.S. Courts (AOC) is part of the Judiciary of the U.S. Government (JUD) and as such these properties have been renamed for purposes our property naming conventions. Additionally, a portion of this property is occupied by the U.S. Marshals Service to provide security and otherwise support the mission of the JUD. Because of the interrelated nature of the U.S. Marshals Service and the JUD, we have not separately addressed occupancy by the U.S. Marshals Service.

(10)	Lease contains two five-year renewal options.
(11)	Lease contains one five-year renewal option.
(12)	Lease contains two five-year renewal options or one ten-year renewal option.
(13)	Lease contains two ten-year renewal options.
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

Our assets are located throughout the United States. The following chart sets forth the geographic diversification of our operating properties, by market, based on the GSA’s definition of regions, as of December 31, 2018:

Location	Market	Number of Properties	Number of Leases	Rentable Square Feet	Percentage of Total Rentable Square Feet	Percent Leased	Annualized Lease Income	Percentage of Total Annualized Lease Income
State
California	Pacific Rim	17	19	1,257,308	23.9%	100%	$53,777,425	30.1%
Texas	Greater Southwest	6	6	457,292	8.7%	100%	13,555,057	7.6%
New York	Northeast	3	10	397,926	7.5%	100%	11,788,820	6.6%
Utah	Rocky Mountain	2	2	244,542	4.6%	100%	9,809,621	5.5%
West Virginia	Mid-Atlantic	4	4	415,797	7.9%	100%	9,697,748	5.4%
Nebraska	The Heartland	3	3	312,639	5.9%	100%	9,626,141	5.4%
Virginia	National Capital	2	2	287,153	5.4%	100%	9,321,653	5.2%
New Mexico	Greater Southwest	3	3	262,275	5.0%	100%	8,499,118	4.8%
Colorado	Rocky Mountain	3	3	294,628	5.6%	100%	7,286,180	4.1%
Alabama	Southeast Sunbelt	3	3	215,570	4.1%	100%	6,914,151	3.9%
Illinois	Great Lakes	1	5	232,759	4.4%	100%	6,415,833	3.6%
South Carolina	Southeast Sunbelt	2	3	137,621	2.6%	100%	5,606,884	3.1%
Indiana	Great Lakes	2	2	116,482	2.2%	100%	4,752,016	2.7%
Kansas	The Heartland	1	1	71,979	1.4%	100%	4,203,862	2.4%
Pennsylvania	Mid-Atlantic	2	3	133,479	2.5%	100%	4,176,904	2.3%
Georgia	Southeast Sunbelt	2	2	140,641	2.7%	100%	2,682,770	1.5%
Maryland	Mid-Atlantic	1	1	50,978	1.0%	200%	2,286,843	1.3%
Arkansas	Greater Southwest	1	1	101,977	1.9%	100%	2,226,422	1.2%
Florida	Southeast Sunbelt	1	1	30,000	0.6%	100%	2,189,792	1.2%
Montana	Rocky Mountain	1	1	33,000	0.6%	100%	1,597,097	0.9%
Mississippi	Southeast Sunbelt	1	1	46,979	0.9%	100%	1,476,514	0.8%
Louisiana	Greater Southwest	1	1	30,000	0.6%	100%	772,128	0.4%

Total / Weighted Average		62	77	5,271,025	100.0%	100%	$178,662,979	100.0%
Market
Pacific Rim		17	19	1,257,308	23.9%	100%	$53,777,425	30.1%
Greater Southwest(1)		11	11	851,544	16.2%	100%	25,052,725	14.0%
Southeast Sunbelt(1)		9	10	570,811	10.8%	100%	18,870,111	10.6%
Rocky Mountain		6	6	572,170	10.9%	100%	18,692,898	10.5%
Mid-Atlantic		7	8	600,254	11.4%	100%	16,161,495	9.0%
The Heartland		4	4	384,618	7.3%	100%	13,830,003	7.7%
Northeast & Caribbean		3	10	397,926	7.5%	100%	11,788,820	6.6%
Great Lakes		3	7	349,241	6.6%	100%	11,167,849	6.3%
National Capital		2	2	287,153	5.4%	100%	9,321,653	5.2%
Total / Weighted Average		62	77	5,271,025	100.0%	100%	$178,662,979	100.0%
(1)	Two properties entirely leased to private tenants are located in the Southeast Sunbelt and Greater Southwest regions.

Our portfolio of operating properties has a stable tenant base that is diversified among U.S. Government agencies. Our U.S. Government tenant agencies include a number of the U.S. Government’s largest and most essential agencies, such as the VA, FBI, DEA, and the JUD. Our largest private tenants are United Technologies, We Are Sharing Hope SC and Lummus Corporation. As of December 31, 2018 our operating properties were 100% occupied by 38 tenants. The following table provides information about the tenants that occupied our properties as of December 31, 2018:

Tenant(1)	Weighted Average Remaining Lease Term(2)	Leased Square Feet	Percentage of Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income
U.S. Government
Department of Veteran Affairs (“VA”)	13.3	695,998	13.4%	$31,688,702	17.7%
Federal Bureau of Investigation (“FBI”)	5.3	926,535	17.7%	30,091,792	16.8%
Drug Enforcement Administration (“DEA”)	6.1	507,621	9.8%	21,942,481	12.3%
The Judiciary of the U.S. Government (“JUD”)	4.1	264,679	5.0%	9,854,575	5.5%
Internal Revenue Service (“IRS”)	11.6	241,815	4.6%	8,569,438	4.8%
Immigration and Customs Enforcement (“ICE”)	6.4	193,661	3.7%	7,902,507	4.4%
Bureau of the Fiscal Service (“BFS”)	5.0	266,176	5.1%	6,785,853	3.8%
Patent and Trademark Office (“PTO”)	16.0	190,546	3.6%	6,581,621	3.7%
Federal Aviation Administration (“FAA”)	1.8	209,970	4.0%	6,034,088	3.4%
Customs and Border Protection (“CBP”)	10.9	127,322	2.4%	5,820,614	3.3%
U.S. Forest Service (“USFS”)	5.0	191,175	3.6%	5,749,655	3.2%
Social Security Administration (“SSA”)	2.6	200,866	3.8%	5,154,297	2.9%
Federal Emergency Management Agency (“FEMA”)	19.8	210,373	4.0%	4,639,964	2.6%
Environmental Protection Agency (“EPA”)	4.2	71,979	1.4%	4,203,862	2.4%
Department of Transportation (“DOT”)	5.3	129,659	2.5%	3,737,685	2.1%
U.S. Citizenship and Immigration Services (“USCIS”)	1.7	137,671	2.6%	3,369,293	1.9%
Occupational Safety and Health Administration (“OSHA”)	5.1	75,000	1.4%	2,982,868	1.7%
Military Entrance Processing Command (“MEPCOM”)	6.7	30,000	0.6%	2,189,792	1.2%
Department of Energy (“DOE”)	10.9	115,650	2.2%	2,064,224	1.2%
National Park Service (“NPS”)	5.5	62,772	1.2%	1,763,027	1.0%
U.S. Coast Guard (“USCG”)	9.0	59,547	1.1%	1,590,325	0.9%
Small Business Administration (“SBA”)	3.3	37,253	0.7%	1,143,245	0.6%
National Labor Relations Board (“NLRB”)	6.7	36,640	0.7%	1,076,327	0.6%
General Services Administration - Other	4.9	17,235	0.3%	557,247	0.3%
U.S. Department of Agriculture (“USDA”)	2.4	12,774	0.2%	390,254	0.2%
Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”)	2.0	8,680	0.2%	355,968	0.2%
U.S. Attorney Office (“USAO”)	5.1	6,408	0.1%	139,061	0.1%
U.S. Marshals Service (“USMS”)	8.1	1,054	0.0%	47,350	0.0%
Department of Labor (“DOL”)	5.1	1,004	0.0%	21,786	0.0%
U.S. Probation Office (“USPO”)	5.1	452	0.0%	9,816	0.0%
Subtotal	7.7	5,030,515	95.9%	$176,457,717	98.8%

Private Tenants
We Are Sharing Hope SC	2.8	21,609	0.4%	614,331	0.3%
United Technologies (Pratt & Whitney)	5.0	105,641	2.0%	545,602	0.3%
Other Private Tenants	3.0	22,215	0.4%	523,737	0.3%
Lummus Corporation	9.6	70,078	1.3%	521,592	0.3%
Subtotal	6.0	219,543	4.1%	$2,205,262	1.2%
Total / Weighted Average	7.6	5,250,058	100.0%	$178,662,979	100.0%
(1)

If a property is leased to multiple tenants the weighted average remaining lease term, leased square feet, annualized lease income and percentage of total annualized lease income have been allocated to the respective tenant agency.

(2)	Weighted based on leased square feet.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 15.7 years), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of December 31, 2018.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2019	7	380,498	7.2%	$11,970,144	6.7%	$31.46
2020	12	647,266	12.3%	20,744,621	11.6%	32.05
2021	12	914,486	17.4%	26,847,227	15.0%	29.36
2022	5	122,123	2.3%	4,693,835	2.6%	38.44
2023	4	198,709	3.8%	5,390,356	3.0%	27.13
2024	7	565,728	10.8%	18,887,018	10.6%	33.39
2025	4	145,595	2.8%	6,091,687	3.4%	41.84
2026	3	157,011	3.0%	4,725,789	2.6%	30.10
2027	5	325,944	6.2%	11,674,761	6.5%	35.82
2028	3	162,400	3.1%	4,205,038	2.4%	25.89
Thereafter	15	1,630,298	31.1%	63,432,503	35.6%	38.91
Total / Weighted Average	77	5,250,058	100.0%	$178,662,979	100.0%	$34.03
(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of December 31, 2018, eight leases occupying approximately 6.0% of our rentable square feet and contributing approximately 4.4% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Information about our development properties as of December 31, 2018 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term		Estimated Rentable Square Feet
FDA - Alameda	Alameda, CA	Food and Drug Administration	L	20-year		69,624
FDA - Lenexa	Lenexa, KS	Food and Drug Administration	L	20-year	(2)	59,690
Total						129,314
(1)	L=Laboratory.
(2)	The 20-year lease term includes a firm term of 15 years and a soft term of 5 years.

Item 3. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4. Mine Safety Disclosure

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange under the symbol “DEA”. We had 20 stockholders of record of our common stock as of February 20, 2019. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Performance Graph

Cumulative Total Return
Based upon an initial investment of $100 on February 5, 2015 with dividends reinvested
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
Easterly Government Properties, Inc.
Russell 2000 Index
FTSE NAREIT Equity REITs Index

The following performance chart compares the cumulative total stockholder return of our common stock with the cumulative total return of the Russell 2000 Index and the cumulative total return of the FTSE NAREIT Equity REITs Index. The FTSE NAREIT Equity REITs Index represents performance of all publicly-traded US Equity REITs not designated as Timber REITs or Infrastructure REITs.  The chart covers the period from February 6, 2015 through December 31, 2018 and assumes that $100 was invested in our common stock and in each index on February 6, 2015 and that all dividends were reinvested. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The financial information analyzed below summarizes the results of operations for Easterly for the years ended December 31, 2018, 2017 and 2016 and the combined results of operations for both Easterly (for the period subsequent to our initial public offering of February 11, 2015 through December 31, 2015) and our predecessor (as defined below) (for the period January 1, 2015 through February 10, 2015) and the results of operations for our predecessor for the year ended December 31, 2014.

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

	For the years ended December 31,
(Amounts in thousands)	2018	2017	2016	2015	2014
Revenues
Rental income	$142,381	$116,002	$93,364	$64,942	$—
Tenant reimbursements	16,978	13,929	10,647	6,233	—
Other income	1,232	742	607	203	—
Income from real estate investments	—	—	—	—	6,324
Total revenues	160,591	130,673	104,618	71,378	6,324
Expenses
Property operating	30,912	24,907	21,078	13,340	—
Real estate taxes	17,311	13,730	9,896	6,983	—
Depreciation and amortization	66,403	54,873	45,883	32,887	—
Acquisition costs	1,579	1,493	1,798	2,887	—
Formation expenses	—	—	—	1,666	—
Corporate general and administrative	14,824	12,900	12,289	8,817	9,117
Fund general and administrative	—	—	—	75	819
Total expenses	131,029	107,903	90,944	66,655	9,936
Other (expenses) / income
Interest expense	(22,903)	(17,071)	(8,177)	(4,972)	—
Loss on the sale of operating property	—	(310)	—	—	—
Net realized gain on investments	—	—	—	—	40
Net unrealized gain (loss) on investments	—	—	—	(5,122)	71,357
Net income (loss)	$6,659	$5,389	$5,497	$(5,371)	$67,785

	For the years ended December 31,
(Amounts in thousands, except per share amounts)	2018	2017	2016	2015	2014
Real estate investments, at fair value	$—	$—	$—	$—	$267,683
Real estate properties, net	$1,626,617	$1,230,162	$901,422	$772,174	$—
Total assets	$1,861,550	$1,425,338	$1,046,897	$912,721	$300,505
Debt obligations	$766,355	$575,894	$292,973	$238,202	$—
Dividends declared per share	$1.04	$1.00	$0.92	$0.54	$—
Total equity	$1,025,253	$791,089	$698,300	$620,568	$297,184

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the audited consolidated financial statements and related notes thereto as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 and the sections entitled “Risk Factors,” “Forward Looking Statements,” “Business,” and “Properties” contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Forward Looking Statements.”

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

As of December 31, 2018, we wholly owned 62 operating properties in the United States that are 100% leased, including 60 operating properties that are leased primarily to U.S. Government tenant agencies and two operating properties that are entirely leased to private tenants, encompassing approximately 5.3 million square feet in the aggregate. In addition, we wholly owned two properties under development that we expect to encompass approximately 0.1 million square feet upon completion.  We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet their needs and objectives.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We own approximately 87.2% of the aggregate operating partnership units in our operating partnership. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Financial information analyzed below reflects the audited financial statements as of December 31, 2018, included in the F pages of this Annual Report on Form 10-K.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2018 and December 31, 2017

The financial information presented below summarizes the results of operations of the Company for the years ended December 31, 2018 and 2017.

	For the years ended December 31,
(Amounts in thousands)	2018	2017	Change
Revenues
Rental income	$142,381	$116,002	$26,379
Tenant reimbursements	16,978	13,929	3,049
Other income	1,232	742	490
Total revenues	160,591	130,673	29,918
Expenses
Property operating	30,912	24,907	6,005
Real estate taxes	17,311	13,730	3,581
Depreciation and amortization	66,403	54,873	11,530
Acquisition costs	1,579	1,493	86
Corporate general and administrative	14,824	12,900	1,924
Total expenses	131,029	107,903	23,126
Other expenses
Interest expense	(22,903)	(17,071)	(5,832)
Loss on the sale of operating property	—	(310)	310
Net income	$6,659	$5,389	$1,270

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes, projects and certain other expenses, and project management income.

Total revenue increased $29.9 million to $160.6 million for the year ended December 31, 2018 compared to $130.7 million for the year ended December 31, 2017.  The increase was primarily attributable to an additional $28.6 million of revenue from the fifteen operating properties acquired and one development property placed in service since December 31, 2017 as well as a full period of operations from the four operating properties acquired during the year ended December 31, 2017 offset by one property disposed of during the year ended December 31, 2017, and a $1.4 million increase in tenant project reimbursements and the associated project management income.

Expenses

Total expenses increased by $23.1 million to $131.0 million for the year ended December 31, 2018 compared to $107.9 million for the year ended December 31, 2017. The increase is primarily attributable to a $21.9 million increase in property operating expenses, real estate taxes, and depreciation and amortization associated with the acquisition of fifteen operating properties and one development property placed in service since December 31, 2017 and a full period of operations from the four operating properties acquired during the year ended December 31, 2017, offset by one property disposed of during the year ended December 31, 2017 and a $1.4 million increase in tenant project reimbursements offset by a $2.7 million decrease in depreciation related to the timing of intangible asset amortization.  Additionally, corporate and general administrative costs increased by $1.9 million primarily due to an increase in employee costs.

Interest Expense

Interest expense increased $5.8 million to $22.9 million for the year ended December 31, 2018 compared to $17.1 million for the year ended December 31, 2017.  This increase is primarily due to $7.8 million associated with interest on the senior unsecured notes and a mortgage loan secured by VA - Loma Linda, both of which were entered into during the year ended December 31, 2017, and interest on our 2016 term loan facility and on our 2018 term loan facility, which were amended and entered into, respectively, during the year ended December 31, 2018. This increase was partially offset by a $2.0 million decrease in interest due to an increase in capitalized interest associated with properties under development and a decrease in interest on our revolving credit facility due to the decrease in the weighted average borrowings from $137.3 million during the year ended December 31, 2017 to $74.4 million for the year ended December 31, 2018.

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

Interest Expense

Interest expense increased $8.9 million to $17.1 million for the year ended December 31, 2017 compared to $8.2 million for the year ended December 31, 2016.  This increase is primarily due to increases of $4.4 million associated with the issuance of the senior unsecured notes, $2.6 million attributable to our 2016 term loan facility and interest rate swap, and $2.5 million associated with the mortgage loan secured by VA-Loma Linda offset by a decrease of $0.6 million attributable to interest on our senior unsecured credit facility.  The $0.6 million decrease in interest on our revolving credit facility was primarily attributable to an increase in interest capitalized to properties under development of $0.4 million and a decrease in weighted average borrowings under our senior unsecured revolving credit facility from $196.5 million to $137.3 million year over year offset by an increase in the weighted average interest rate of 2.41% for the year ended December 31, 2017 compared to 1.89% for the year ended December 31, 2016.

Loss on the sale of operating property

On December 28, 2017, the Company sold 2650 SW 145th Avenue - Parbel of Florida to a third party. Net proceeds from the sale of operating property were approximately $10.5 million and the Company recognized a loss on the sale of operating property of approximately $0.3 million, mainly attributable to transaction costs, for the year ended December 31, 2017. This disposition was accounted for under the full accrual method.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At December 31, 2018, we had approximately $6.9 million available in cash and cash equivalents and there was $315.2 million available under our revolving credit facility.

Our primary expected sources of capital are as follows:

•	cash and cash equivalents;
•	operating cash flow;
•	available borrowings under our revolving credit facility;
•	issuance of long-term debt;
•	issuance of equity, including under our ATM program (as described below); and
•	asset sales.

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•	development and redevelopment activities, including major redevelopment, renovation or expansion programs at individual properties;
•	property acquisitions under contract;
•	tenant improvements allowances and leasing costs;
•	recurring maintenance and capital expenditures;
•	debt repayment requirements;
•	corporate and administrative costs;
•	interest payments on our outstanding indebtedness;
•	interest swap payments; and
•	distribution payments.

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

Underwritten Public Offering of Common Stock

On June 21, 2018, we completed an underwritten public offering of an aggregate of 20,700,000 shares of our common stock, consisting of (i) 13,700,000 shares sold by us to the underwriters (including 2,700,000 shares pursuant to the underwriters’ exercise of their option to purchase additional shares) and (ii) 7,000,000 shares offered and sold on a forward basis in connection with forward sales agreements entered into with certain financial institutions, acting as forward purchasers.  We received approximately $252.9 million in net proceeds from the sale of shares offered by us in the offering, after deducting underwriting discounts and commissions and our offering expenses. Subject to our right to elect cash or net share settlement, we expect to physically settle the forward sales agreements no later than June 21, 2019. Assuming the forward sales agreements are physically settled in full utilizing an initial forward sale price of $18.48 per share adjusted for a floating interest rate factor equal to the federal funds rate less a spread and subject to a decrease related to expected dividends on shares of our common stock during the applicable term of the forward sales agreement, we expect to receive an additional $126.1 million of net proceeds, after deducting underwriting discounts, commissions and estimated offering expenses. As of December 31, 2018, the forward sale price was $18.04 per share.

ATM Program

On March 3, 2017, we entered into equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., whom we refer to collectively as, the managers, pursuant to which we may issue and sell the shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through the managers, acting as sales agents and/or principals, which we refer to as our ATM program. The sales of shares of our common stock, under the equity distribution agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. The following table sets forth certain information with respect to the ATM program as of December 31, 2018 (dollars in thousands):

For the Three Months Ended:	Number of Shares Sold	Net Proceeds
March 31, 2018	671,666	$13,531,864
June 30, 2018	1,010,371	20,207,590
September 30, 2018	—	—
December 31, 2018	—	—
	1,682,037	$33,739,454

We have used the proceeds from such sales for general corporate purposes. As of December 31, 2018, we had approximately $32.3 million of gross sales of our common stock available under our ATM program.

Contribution of Property for Common Units

On November 9, 2018, the Company acquired TREAS - Birmingham for which it paid 271,918 common units.  The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

Debt

Amended and Restated Credit Facility

On June 18, 2018, we amended and restated our $400.0 million senior unsecured credit facility, which we refer to as our senior unsecured credit facility.  Our amended senior unsecured credit facility increased the total borrowing capacity of our existing senior unsecured credit facility by $200.0 million for a total credit facility size of $600.0 million, consisting of two components: (i) the $450.0 million revolving credit facility, and (ii) the $150.0 million 2018 term loan facility, which we refer to as the 2018 term loan facility. The revolving credit facility also includes an accordion feature that will provide us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million.

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

Our amended senior unsecured credit facility bears interest, at our option, either at:

•a Eurodollar rate equal to periodic fix rate equal to LIBOR plus, a margin ranging from 1.25% to 1.80% for advances under the revolving credit facility and a margin ranging from 1.20% to 1.75% for advances under the 2018 term loan facility; or

•a fluctuating rate equal to the sum of (a) the highest of (x) Citibank, N.A.’s base rate, (y) the federal funds effective rate plus 0.5% and the (z) the one-month Eurodollar rate plus 1.00% (b) a margin ranging from 0.25% to 0.80% for advances under the revolving credit facility and a margin ranging from 0.20% to 0.75% for advances under the 2018 term loan facility, in each case with a margin based on our leverage ratio.

The 2018 term loan facility is prepayable without penalty for the entire term of the loan.

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

 Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of December 31, 2018 (dollars in thousands):

	Principal Outstanding	Interest	Current
Loan	December 31, 2018	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$134,750	L + 125bps	June 2022 (3)
Total revolving credit facility	134,750

Term loan facilities:
2016 term loan facility	100,000	2.62% (4)	March 2024
2018 term loan facility	150,000	3.91% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,762)
Total term loan facilities, net	248,238

Notes payable:
Senior unsecured notes payable, series A	95,000	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	4.30%	May 2032
Total notes payable	175,000
Less: Total unamortized deferred financing fees	(1,222)
Total notes payable, net	173,778

Mortgage notes payable:
CBP - Savannah	13,495	3.40% (6)	July 2033
ICE - Charleston	18,637	4.21% (6)	January 2027
MEPCOM - Jacksonville	9,891	4.41% (6)	October 2025
USFS II - Albuquerque	16,581	4.46% (6)	July 2026
DEA - Pleasanton	15,700	L + 150bps (6)	October 2023
VA - Loma Linda	127,500	3.59% (6)	July 2027
VA - Golden	9,341	5.00% (6)	April 2024
Total mortgage notes payable	211,145
Less: Total unamortized deferred financing fees	(1,834)
Less: Total unamortized premium/discount	278
Total mortgage notes payable, net	209,589

Total debt	$766,355
(1)

Current interest rates as of December 31, 2018. At December 31, 2018 the one-month LIBOR (“L”) was 2.50%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our revolving credit facility, our 2018 term loan facility and our 2016 term loan facility is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)	Available capacity of $315.2 million at December 31, 2018, with an accordion feature that provides additional capacity of up to $250.0 million.
(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.62% annually, based on the Company’s consolidated leverage ratio, as defined in the 2016 term loan facility agreement.

(5)

Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 3.91% annually, based on the Company’s consolidated leverage ratio, as defined in the 2018 term loan facility.

(6)

Effective interest rates are as follows: CBP - Savannah 4.12%, ICE - Charleston 3.93%, MEPCOM - Jacksonville 3.89%, USFS II - Albuquerque 3.92%, DEA - Pleasanton 1.8%, VA - Loma Linda 3.78%, VA - Golden 5.03%.

Our revolving credit facility, term loan facilities, unsecured notes, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2018, we were in compliance with the applicable financial covenants.

The chart below details our debt capital structure as of December 31, 2018 (dollars in thousands):

Debt Capital Structure	December 31, 2018
Total principal outstanding	$770,895
Weighted average maturity	6.7 years
Weighted average interest rate	3.7%
% Variable debt	19.5%
% Fixed debt	80.5%
% Secured debt	27.4%

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018 (amounts in thousands):

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Mortgage principal and interest	$269,525	$11,288	$11,331	$11,831	$12,690	$28,341	$194,044
Revolving credit facility principal and interest	154,597	5,725	5,725	5,725	137,422	—	—
Term loan facilities principal and interest	290,095	8,515	8,515	8,515	8,515	155,391	100,644
Senior unsecured notes payable principal and interest	246,191	7,213	7,213	7,213	7,213	7,213	210,126
Development property obligations (1)	38,059	35,938	2,121	—	—	—	—
Corporate office lease	1,392	479	496	352	65	—	—
Total	$999,859	$69,158	$35,401	$33,636	$165,905	$190,945	$504,814
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

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2018	May 3, 2018	June 11, 2018	June 28, 2018	0.26
Q2 2018	August 1, 2018	September 13, 2018	September 27, 2018	0.26
Q3 2018	October 29, 2018	December 13, 2018	December 27, 2018	0.26
Q4 2018	February 21, 2019	March 14, 2019	March 28, 2019	0.26

The Company uses long-term investment partnership units in our operating partnership, or, LTIP Units, as a form of performance-based award for annual long-term incentive equity compensation.  LTIP Units are convertible into common units upon the satisfaction of certain conditions. Prior to the end of the performance period as set forth in the applicable LTIP unit award, holders of LTIP units are entitled to receive dividends per LTIP unit equal to 10% of the dividend paid per common unit of our operating partnership.  After the end of the performance period, the number of LTIP units, both vested and unvested, that LTIP award recipients have earned, if any, are entitled to receive dividends in an amount per LTIP unit equal to dividends, both regular and special, payable per common unit of our operating partnership.

Cash Flow

Comparison of Cash Flow for the Years Ended December 31, 2018 and December 31, 2017

The following table sets forth a summary of cash flows for our company for the years ended December 31, 2018 and 2017:

	For the years ended December 31,
	2018	2017	Change
(Amounts in thousands)
Net cash (used in) provided by:
Operating activities	$62,782	$49,231	$13,551
Investing activities	(466,743)	(395,874)	(70,869)
Financing activities	398,865	356,353	42,512

Operating Activities

The company generated $62.8 million and $49.2 million of cash from operating activities during the years ended December 31, 2018 and 2017, respectively. Net cash provided by operating activities for the year ended December 31, 2018 includes $62.9 million in net cash from rental activities net of expenses offset by $0.1 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash provided by operating activities for the year ended December 31, 2017 includes $53.2 million in net cash from rental activities net of expenses offset by $4.0 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities.

Investing Activities

The company used $466.7 million and $395.9 million in cash for investing activities during the years ended December 31, 2018 and 2017, respectively. Net cash used in investing activities for the year ended December 31, 2018 primarily includes $402.6 million in real estate acquisitions related to the net asset purchase of fifteen operating properties, $58.5 million in additions to development properties and $5.7 million in additions to operating properties. Net cash used in investing activities for the year ended December 31, 2017 primarily includes $404.0 million in real estate acquisitions related to the purchase of four operating properties and two properties in development and $3.9 million in additions to operating properties partially offset by $10.5 million in proceeds from the sale of one operating property.

Financing Activities

The company generated $398.9 million and $356.4 million in cash from financing activities during the years ended December 31, 2018 and 2017, respectively. Net cash provided by financing activities for the year ended December 31, 2018 includes $297.8 million in gross proceeds from issuance of shares of our common stock, $35.0 million in net draws under our revolving credit facility, and $150.0 million in draws under our 2018 term loan facility, offset by $66.0 million in dividends, $11.3 million in payment of deferred offering costs, $3.5 million in payment of deferred financing costs and $3.2 million in mortgage debt repayment. Net cash provided by financing activities for the year ended December 31, 2017 includes $100.0 million in draws under our 2016 term loan facility, $175.0 million in proceeds from the issuance of senior unsecured notes, $127.5 million in mortgage notes, $126.3 million in gross proceeds from issuance of shares of our common stock, offset by $112.4 million in net pay downs under our senior unsecured revolving credit facility, $49.2 million in dividends, $3.4 million in payment of deferred financing costs, $4.5 million in payment of deferred offering costs and $3.0 million in mortgage debt repayment.

Comparison of Cash Flow for the Years Ended December 31, 2017 and December 31, 2016

The following table sets forth a summary of cash flows for our company for the years ended December 31, 2017 and 2016:

	For the years ended December 31,
	2017	2016	Change
(Amounts in thousands)
Net cash (used in) provided by:
Operating activities	$49,231	$47,377	$1,854
Investing activities	(395,874)	(170,281)	(225,593)
Financing activities	356,353	119,483	236,870

Operating Activities

The company generated $49.2 million and $47.4 million of cash from operating activities during the years ended December 31, 2017 and 2016, respectively. Net cash provided by operating activities for the year ended December 31, 2017 includes $53.2 million in net cash from rental activities net of expenses offset by $4.0 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash provided from operating activities for the year ended December 31, 2016 includes $47.7 million in net cash from rental activities net of expenses offset by $0.3 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities.

Investing Activities

The company used $395.9 million and $170.3 million in cash for investing activities during the years ended December 31, 2017 and 2016, respectively. Net cash used in investing activities for the year ended December 31, 2017 primarily includes $404.0 million in real estate acquisitions related to the purchase of four operating properties and two properties placed in development and $3.9 million in additions to operating properties partially offset by $10.5 million in proceeds from the sale of one operating property. Net cash used for investing activities for the year ended December 31, 2016 primarily includes $166.6 million in real estate acquisitions related to the purchase of seven operating properties and one property placed in development.

Financing Activities

The company generated $356.4 million and $119.5 million in cash from financing activities during the years ended December 31, 2017 and 2016, respectively. Net cash provided by financing activities for the year ended December 31, 2017 includes $100.0 million in draws under our senior unsecured term loan facility, $175.0 million in proceeds from the issuance of senior unsecured notes, $127.5 million in mortgage notes, $126.3 million in gross proceeds from issuance of shares of common stock, offset by $112.4 million in net pay downs under our senior unsecured credit facility, $49.2 million in dividends, $3.4 million in payment of deferred financing costs, $4.5 million in payment of deferred offering costs and $3.0 million in mortgage debt repayment. Net cash provided by financing activities for the year ended December 31, 2016 includes $110.0 million in proceeds from the issuance of shares of our common stock and $57.8 million in net draw downs on our senior unsecured credit facility offset by $40.3 million in dividends and distributions paid, $4.2 million in offering costs, $2.9 million in mortgage debt repayment and $0.9 million in additional deferred financing costs associated with our senior unsecured term loan facility.

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

We adjust FFO to present FFO, as Adjusted as an alternative measure of our operating performance, which, when applicable, excludes the impact of acquisition costs, straight-line rent, above-/below-market leases, non-cash interest expense and non-cash compensation. By excluding income and expense items such as straight-line rent, above-/below-market leases, non-cash interest expense, non-cash compensation and other non-cash items from FFO, as Adjusted, we believe we provide useful information as these items have no cash impact.  In addition, by excluding acquisition related costs we believe FFO, as Adjusted provides useful information that is comparable across periods and more accurately reflects the operating performance of our properties.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	For the years ended December 31,
	2018	2017	2016
Net income	$6,659	$5,389	$5,497
Depreciation and amortization	66,403	54,873	45,883
Loss on the sale of operating property	—	310	—
Funds from Operations	73,062	60,572	51,380
Adjustments to FFO:
Acquisition costs	1,579	1,493	1,798
Straight-line rent and other non-cash adjustments	(5,640)	(2,778)	(108)
Above-/below-market leases	(8,593)	(8,517)	(7,153)
Non-cash interest expense	1,197	1,096	814
Non-cash compensation	3,039	2,963	2,905
Funds from Operations, as Adjusted	$64,644	$54,829	$49,636

Factors That May Influence Future Results of Operations

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

Development Activities

As of December 31, 2018, we had two properties under development.  We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit new developments and redevelopments for existing U.S. Government tenant agencies. These development activities may include some risks such as:

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2018.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the contractual expense escalations described above. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Critical Accounting Policies of the Company

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Significant Accounting Policies,” of our consolidated financial statements.

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

When we acquire properties, we allocate the purchase price to numerous tangible and intangible components. Our process for determining the allocation to these components requires many estimates and assumptions, including the following: (1) determination of market rental, discount and capitalization rates; (2) estimation of leasing and tenant improvement costs associated with the remaining term of acquired leases; (3) assumptions used in determining the in-place lease and if-vacant value including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs; (4) renewal probabilities; and (5) allocation of the if-vacant value between land and building. A change in any of the above key assumptions can materially change not only the presentation of acquired properties in our consolidated financial statements but also our reported results of operations. The allocation to different components affects the following:

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

Tenant reimbursement income (scheduled rent increases based on increases in real estate taxes, operating expenses and utility usage, projects and other reimbursements) and parking garage income is recognized by us in the consolidated statements of operations once services are rendered, fees are determinable and collectability is assured. We recognize revenue from tenant construction projects using the percentage of completion method when the revenue and costs for such projects can be estimated with reasonable accuracy; when these criteria do not apply to a project, we recognize revenue from that project using the completed contract method. Under the percentage of completion method, we recognize a percentage of the total estimated revenue on a project based on the cost of services provided on the project as of a point in time relative to the total estimated costs on the project.  Fully reimbursed income was included within “Tenant reimbursements” and associated expenses were included in “Property operating” expenses.  Income on these projects was included in “Other income”.

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

The adoption of Topic 606 did not have an impact on the Company’s historical financial statements as the revenue that falls under the scope of this guidance is primarily limited to tenant construction projects and the associated management fee, the recognition of which did not change from how the Company has historically accounted for these projects upon adoption of the new guidance.  Tenant construction project reimbursements consist primarily of subcontracted costs that are reimbursed to the Company by the tenant.

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

Recent Accounting Pronouncements

For a discussion concerning new accounting pronouncements that may have an effect on our Consolidated Financial Statements (See Note 2 to the Consolidated Financial Statements).

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

As of December 31, 2018, $620.4 million, or 80.5% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $150.5 million, or 19.5% had variable interest rates.  If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.4 million annually.

Item 8. Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a -15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2018. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment management concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10 K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes certain information about our equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)(2)	2,426,059	$—	2,765,865
Equity compensation plans not approved by stockholders	—	—	—
Total	2,426,059	$—	2,765,865
(1)

The amount in column (a) includes 2,426,059 LTIP units issued under our 2015 equity incentive plan that, upon the satisfaction of certain conditions, are convertible into common units, which may then be redeemed for cash, or, at our option, an equal number of shares of common stock, subject to certain restrictions.  There is no exercise price associated with LTIP units.

(2)	The amount in column (c) excludes the number of LTIP units referenced in column (a) and 82,035 shares of restricted common stock issued under our 2015 equity incentive plan.

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

3.1

Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2

Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.3

First Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 27, 2019 and incorporated herein by reference)

4.1

Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.1

Amended and Restated Limited Partnership Agreement of Easterly Government Properties LP (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 11, 2015 and incorporated herein by reference)

10.2

First Amendment to the Amended and Restated Agreement of Limited Partnership of Easterly Government Properties LP, dated May 6, 2015 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 6, 2015 and incorporated herein by reference)

10.3

Second Amendment to the Amended and Restated Agreement of Limited Partnership of Easterly Government Properties LP, dated February 26, 2016 (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on March 2, 2016 and incorporated herein by reference)

10.4†	2015 Equity Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on March 30, 2015 and incorporated herein by reference)

10.5†

Employment Agreement by and among Easterly Government Properties Services LLC, Easterly Government Properties, Inc., Easterly Government Properties LP and William C. Trimble, III, dated January 30, 2015 (previously filed as Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.6†

Employment Agreement, by and among Easterly Government Properties Services LLC, Easterly Government Properties LP, Easterly Government Properties, Inc., and Meghan G. Baivier, dated May 12, 2015 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 13, 2015 and incorporated herein by reference)

10.7†

Form of Indemnification Agreement between Easterly Government Properties, Inc. and each of its Directors and Executive Officers (previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

Exhibit	Exhibit Description

10.8

Registration Rights Agreement among Easterly Government Properties, Inc. and the persons named therein, dated January 26, 2015 (previously filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.9

Form of Tax Protection Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP and Michael P. Ibe (previously filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.10

Tax Protection Agreement among Easterly Government Properties LP, West Pleasanton Lab, LLC and Michael P. Ibe, dated October 21, 2015 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 5, 2015 and incorporated herein by reference)

10.11

License Agreement between Easterly Government Properties, Inc. and Easterly Capital, LLC, dated January 26, 2015 (previously filed as Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 on February 4, 2015 and incorporated herein by reference)

10.12

Amended and Restated Credit Agreement among Easterly Government Properties LP, as Borrower, Easterly Government Properties, Inc., as Parent Guarantor, and certain subsidiaries of Easterly Government Properties, Inc. from time to time party thereto, as Guarantors, the initial lenders and the initial issuing banks named therein, Citibank, N.A., as administrative agent, PNC Bank, National Association and Wells Fargo Bank, N.A., as Co-Syndication agents, BMO Harris Bank, N.A., Raymond James Bank, N.A., Royal Bank of Canada and SunTrust Bank as Co-Documentation agents, and Citibank, N.A., PNC Capital Markets LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Running Managers and the other financial institutions party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 21, 2018 and incorporated herein by reference)

10.13

Term Loan Agreement, among Easterly Government Properties LP, as Borrower, Easterly Government Properties, Inc., as Parent Guarantor, and certain subsidiaries of Easterly Government Properties, Inc. from time to time party thereto, as Guarantors, PNC Bank, National Association, as Administrative Agent, U.S. Bank National Association and SunTrust Bank, as Syndication Agents, and PNC Capital Markets LLC, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners and the Initial Lenders named therein, dated September 29, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 5, 2016 and incorporated herein by reference)

10.14

Second Amendment to Term Loan Agreement by and among the Company, the Operating Partnership, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and SunTrust Bank, as Lenders, dated as of June 18, 2018 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 21, 2018 and incorporated herein by reference)

10.15

Third Letter Amendment to Term Loan Agreement, dated as of October 3, 2018, by and among Easterly Government Properties, Inc., as Parent Guarantor, Easterly Government Properties LP, as Borrower, the Subsidiary Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and SunTrust Bank, as Lenders (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 5, 2018 and incorporated herein by reference)

10.16

Purchase and Sale Agreement and Escrow Instructions, dated June 15, 2018, by and among Easterly Government Properties LP and the Sellers identified therein (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 7, 2018 and incorporated herein by reference)

10.17*	First Amendment to Purchase and Sale Agreement and Escrow Instructions, dated December 14, 2018, by and among Easterly Government Properties LP and the Sellers identified therein

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

Exhibit	Exhibit Description

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on February 28, 2019.

EASTERLY GOVERNMENT PROPERTIES, INC.

By:	/s/ William C. Trimble, III
Name:	William C. Trimble, III
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Trimble, III	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2019
William C. Trimble, III

/s/ Meghan G. Baivier	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 28, 2019
Meghan G. Baivier

/s/ Alison M. Bernard	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019
Alison M. Bernard

/s/ Darrell W. Crate	Chairman of the Board of Directors	February 28, 2019
Darrell W. Crate

/s/ Michael P. Ibe	Director, Vice Chairman of the Board of Directors and Executive Vice President—Development and Acquisitions	February 28, 2019
Michael P. Ibe

/s/ William H. Binnie	Director	February 28, 2019
William H. Binnie

/s/ Cynthia A. Fisher	Director	February 28, 2019
Cynthia A. Fisher

/s/ Emil W. Henry, Jr.	Director	February 28, 2019
Emil W. Henry, Jr.

/s/ James E. Mead	Director	February 28, 2019
James E. Mead

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Easterly Government Properties, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Easterly Government Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2019

We have served as the Company’s or its predecessor’s auditor since 2014.

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31, 2018	December 31, 2017
Assets
Real estate properties, net	$1,626,617	$1,230,162
Cash and cash equivalents	6,854	12,682
Restricted cash	4,251	3,519
Deposits on acquisitions	7,070	750
Rents receivable	21,140	12,751
Accounts receivable	11,690	9,347
Deferred financing, net	2,459	945
Intangible assets, net	165,668	143,063
Interest rate swaps	4,563	4,031
Prepaid expenses and other assets	11,238	8,088
Total assets	$1,861,550	$1,425,338
Liabilities
Revolving credit facility	134,750	99,750
Term loan facilities, net	248,238	99,202
Notes payable, net	173,778	173,692
Mortgage notes payable, net	209,589	203,250
Intangible liabilities, net	30,835	38,569
Interest rate swaps	1,797	—
Accounts payable and accrued liabilities	37,310	19,786
Total liabilities	836,297	634,249

Commitments and contingencies (Note 11)

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 60,849,206 and 44,787,040 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	608	448
Additional paid-in capital	1,017,415	740,546
Retained earnings	12,831	7,127
Cumulative dividends	(139,103)	(83,718)
Accumulated other comprehensive income	2,412	3,403
Total stockholders' equity	894,163	667,806
Non-controlling interest in Operating Partnership	131,090	123,283
Total equity	1,025,253	791,089
Total liabilities and equity	$1,861,550	$1,425,338

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the years ended December 31,
	2018	2017	2016
Revenues
Rental income	$142,381	$116,002	$93,364
Tenant reimbursements	16,978	13,929	10,647
Other income	1,232	742	607
Total revenues	160,591	130,673	104,618
Expenses
Property operating	30,912	24,907	21,078
Real estate taxes	17,311	13,730	9,896
Depreciation and amortization	66,403	54,873	45,883
Acquisition costs	1,579	1,493	1,798
Corporate general and administrative	14,824	12,900	12,289
Total expenses	131,029	107,903	90,944
Other expenses
Interest expense, net	(22,903)	(17,071)	(8,177)
Loss on the sale of operating property	—	(310)	—
Net income	6,659	5,389	5,497
Non-controlling interest in Operating Partnership	(955)	(941)	(1,534)
Net income available to Easterly Government Properties, Inc.	$5,704	$4,448	$3,963
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.09	$0.11	$0.13
Diluted	$0.08	$0.10	$0.12
Weighted- average common shares outstanding
Basic	53,511,137	39,607,740	30,645,279
Diluted	54,931,380	41,563,540	32,372,538
Dividends declared per common share	$1.04	$1.00	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the years ended December 31,
	2018	2017	2016
Net income	$6,659	$5,389	$5,497
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps, net	(1,265)	246	3,785
Other comprehensive income (loss):	(1,265)	246	3,785
Comprehensive income	5,394	5,635	9,282
Non-controlling interest in Operating Partnership	(955)	(941)	(1,534)
Other comprehensive (income) loss attributable to non-controlling interest	274	119	(747)
Comprehensive income attributable to Easterly Government Properties, Inc.	$4,713	$4,813	$7,001

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Member Capital / (Deficit)	Non- controlling Interests	Total Equity
Balance at December 31, 2015	24,168,379	241	391,767	(1,284)	(13,051)	—	242,895	—	—	620,568
Stock based compensation		—	296	—	—	—	2,609	—	—	2,905
Grant of unvested restricted stock	16,128	—	—	—	—	—	—	—	—	-
Dividends and distributions paid		—	—	—	(29,743)	—	(10,551)	—	—	(40,294)
Redemption of common units to common stock	6,471,258	66	99,766	—	—	—	(99,832)	—	—	-
Issuance of common stock, net	6,219,045	62	105,777	—	—	—	—	—	—	105,839
Unrealized gain on interest rate swaps		—	—	—	—	3,038	747	—	—	3,785
Net income		—	—	3,963	—	—	1,534	—	—	5,497
Allocation of NCI in Operating Partnership		—	(442)	—	—	—	442	—	—	-
Balance at December 31, 2016	36,874,810	369	597,164	2,679	(42,794)	3,038	137,844	—	—	698,300
Stock based compensation		—	322	—	—	—	2,641	—	—	2,963
Grant of unvested restricted stock	17,912	—	—	—	—	—	—	—	—	—
Dividends and distributions paid		—	—	—	(40,924)	—	(8,256)	—	—	(49,180)
Redemption of common units to common stock	1,379,804	14	20,658	—	—	—	(20,672)	—	—	—
Contribution of Property for common units		—	—	—	—	—	11,531	—	—	11,531
Issuance of common stock, net	6,514,514	65	121,775	—	—	—	—	—	—	121,840
Unrealized gain on interest rate swaps		—	—	—	—	365	(119)	—	—	246
Net income		—		4,448	—	—	941	—	—	5,389
Allocation of NCI in Operating Partnership		—	627	—	—	—	(627)	—	—	—
Balance at December 31, 2017	44,787,040	448	740,546	7,127	(83,718)	3,403	123,283	—	—	791,089
Stock based compensation		—	406	—	—	—	2,633	—	—	3,039
Grant of unvested restricted stock	21,328	—	—	—	—	—	—	—	—	—
Dividends and distributions paid		—	—	—	(55,385)	—	(10,571)	—	—	(65,956)
Redemption of common units to common stock	658,801	7	10,300	—	—	—	(10,307)	—	—	—
Contribution of Property for common units	—	—	—	—	—	—	5,184	—	—	5,184
Issuance of common stock, net	15,382,037	153	286,350	—	—	—	—	—	—	286,503
Unrealized loss on interest rate swaps		—	—	—	—	(991)	(274)	—	—	(1,265)
Net income		—		5,704	—	—	955	—	—	6,659
Allocation of NCI in Operating Partnership		—	(20,187)	—	—	—	20,187	—	—	—
Balance at December 31, 2018	60,849,206	608	1,017,415	12,831	(139,103)	2,412	131,090	—	—	1,025,253

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$6,659	$5,389	$5,497
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	66,403	54,873	45,883
Straight line rent	(5,637)	(2,782)	(108)
Amortization of above- / below-market leases	(8,593)	(8,517)	(7,153)
Amortization of unearned revenue	(194)	(106)	(105)
Amortization of loan premium / discount	(82)	(85)	(85)
Amortization of deferred financing costs	1,279	1,181	899
Loss on the sale of operating property	—	310	—
Non-cash compensation	3,039	2,963	2,905
Net change in:
Rents receivable	(2,729)	(1,428)	(1,902)
Accounts receivable	(2,343)	(3,524)	(2,903)
Prepaid expenses and other assets	(2,948)	(1,592)	87
Accounts payable and accrued liabilities	7,928	2,549	4,362
Net cash provided by operating activities	62,782	49,231	47,377
Cash flows from investing activities
Real estate acquisitions and deposits	(402,569)	(392,588)	(168,719)
Additions to operating properties	(5,691)	(3,948)	(1,298)
Additions to development properties	(58,483)	(9,877)	(264)
Proceeds from sale of operating property, net	—	10,539	—
Net cash (used in) investing activities	(466,743)	(395,874)	(170,281)
Cash flows from financing activities
Payment of deferred financing costs	(3,474)	(3,440)	(955)
Issuance of common shares	297,805	126,331	110,032
Credit facility draws	163,000	161,000	87,250
Credit facility repayments	(128,000)	(273,417)	(29,500)
Term loan draws	150,000	100,000	—
Issuance of notes payable	—	175,000	—
Borrowings on mortgage notes payable	—	127,500	—
Repayments of mortgage notes payable	(3,189)	(2,977)	(2,857)
Dividends and distributions paid	(65,956)	(49,180)	(40,294)
Payment of offering costs	(11,321)	(4,464)	(4,193)
Net cash provided by financing activities	398,865	356,353	119,483
Net increase (decrease) in Cash and cash equivalents and Restricted cash	(5,096)	9,710	(3,421)
Cash and cash equivalents and Restricted cash, beginning of year	16,201	6,491	9,912
Cash and cash equivalents and Restricted cash, end of year	$11,105	$16,201	$6,491

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the years ended December 31,
	2018	2017	2016
Cash paid for interest, net of capitalized interest	$21,289	$15,165	$7,438
Capitalized interest	$1,702	$442	$—
Non-cash investing and financing activities:
Additions to operating properties	$460	$265	$16
Additions to development properties	11,469	3,293	3
Deferred asset acquisition	10	—	—
Deferred offering accrued, not paid	—	27	—
Offering costs, accrued not paid	8	—	—
Unrealized gain (loss) on interest rate swaps, net	(1,265)	246	3,785
Debt assumed on acquisition of operating property	9,414	—	—
Properties acquired for common units	5,184	11,531	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(10,307)	$(20,672)	$(99,832)
Common Stock	7	14	66
Additional paid-in capital	10,300	20,658	99,766
Total	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements

1. Organization and Basis of Presentation

Easterly Government Properties, Inc. (the “Company”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code, as amended (the “Code”) commencing with its taxable year ended December 31, 2015. The operations of the Company are carried on primarily through Easterly Government Properties, LP (the “Operating Partnership”) and the wholly owned subsidiaries of the Operating Partnership. As used herein, the “Company,” “we,” “us,” or “our” refer to Easterly Government Properties, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

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

As of December 31, 2018, we wholly owned 62 operating properties in the United States, including 60 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 5.3 million square feet (square feet unaudited herein and throughout the Notes) in the aggregate. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.1 million square feet upon completion. We focus on acquiring, developing, and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives.

The Operating Partnership holds substantially all of our assets and conducts substantially all our business. The Company is the sole general partner of the Operating Partnership. The Company owned 87.2% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at December 31, 2018. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Principles of Consolidation

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, including Easterly Government Properties TRS, LLC and Easterly Government Services, LLC, the Operating Partnership and its other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

When we acquire properties, we allocate the purchase price to numerous tangible and intangible components. Our process for determining the allocation to these components requires many estimates and assumptions, including the following: (1) determination of market rental, discount and capitalization rates; (2) estimation of leasing and tenant improvement costs associated with the remaining term of acquired leases; (3) assumptions used in determining the in-place lease and if-vacant value including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs; (4) renewal probabilities; and (5) allocation of the if-vacant value between land and building. A change in any of the above key assumptions can materially change not only the presentation of acquired properties in our consolidated financial statements but also our reported results of operations. The allocation to different components affects the following:

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying Consolidated Balance Sheets include all cash and liquid investments that mature three months or less from when they are purchased. Cash equivalents are reported at cost, which approximates fair value. We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times. We have not experienced any losses in these accounts and believe that we are not exposed to significant credit risk because our accounts are deposited with major financial institutions.

Restricted Cash

Restricted cash on the accompanying Consolidated Balance Sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements.

Rent Receivable and Accounts Receivable

Rent receivable and Accounts receivable on the accompanying Consolidated Balance Sheets includes accrued rental income and other tenant accounts receivable, respectively.  The Company accrues rental and other tenant income earned, but not yet receivable, in accordance with GAAP.

Deferred Costs

Deferred financing fees and debt issuance costs include costs incurred in obtaining debt that are capitalized and are presented as a direct deduction from the carrying amount of the associated debt liability that is not a line-of-credit arrangement on the accompanying Consolidated Balance Sheets. Deferred financing fees and debt issuance costs related to line-of-credit arrangements are presented as an asset in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The deferred financing fees and debt issuance costs are amortized through interest expense over the life of the respective loans on a basis which approximates the effective interest method. Any unamortized amounts upon early repayment of debt are written off in the period of repayment as a loss on extinguishment of debt. Fully amortized deferred financing fees and debt issuance costs are removed from the books upon maturity of the underlying debt.

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

Deferred leasing commissions include commissions, compensation costs of leasing personnel, and other direct and incremental costs incurred to obtain new tenant leases as well as to renew existing tenant leases, and are presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. Leasing commissions are capitalized and amortized over the terms of the related leases upon lease commencement using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized costs related to the lease are accelerated into amortization expense. Changes in leasing commissions are presented in the cash flows from operating activities section of the accompanying Consolidated Statements of Cash Flows.

Interest Rate Swaps

The Company’s primary objective in using interest rate derivatives is to add stability to interest expense and to manage exposure to interest rate movements.  To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable- rate amounts from a counterparty in exchange for our making fixed- rate payments over the life of the agreements without exchange of the underlying notional amount.  Derivatives are used to hedge the cash flows associated with interest rates on existing debt as well as future debt.  We recognize derivatives as assets or liabilities on the balance sheet at fair value. We defer the effective portion of changes in fair value of the designated cash flow hedges to accumulated other comprehensive income (“AOCI”) or loss (“AOCL”) and reclassify such deferrals to interest expense as interest expense is recognized on the hedged forecasted transitions.  We recognize the ineffective portion of the change in fair value of interest rate derivatives directly in interest expense.  When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, we recognize changes in fair value of the hedge previously deferred to AOCI or AOCL, along with any changes in fair value occurring thereafter, through earnings.  We do not use interest rate derivatives for trading or speculative purposes.  We manage counterparty risk by only entering into contracts with major financial institutions based upon their credit ratings and other risk factors.

We use standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost in computing the fair value of derivatives at each balance sheet date.  The Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a gross basis by counterparty portfolio.

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

Tenant reimbursement income (scheduled rent increases based on increases in real estate taxes, operating expenses and utility usage, projects and other reimbursements) and parking garage income is recognized by us in the consolidated statements of operations once services are rendered, fees are determinable and collectability is assured. We recognize revenue from tenant construction projects using the percentage of completion method when the revenue and costs for such projects can be estimated with reasonable accuracy; when these criteria do not apply to a project, we recognize revenue from that project using the completed contract method. Under the percentage of completion method, we recognize a percentage of the total estimated revenue on a project based on the cost of services provided on the project as of a point in time relative to the total estimated costs on the project. Fully reimbursed income was included within “Tenant reimbursements” and associated expenses were included in “Property operating” expenses.  Income on these projects was included in “Other income.”

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

The adoption of Topic 606 did not have an impact on the Company’s historical financial statements as the revenue that falls under the scope of this guidance is primarily limited to tenant construction projects and the associated management fee, the recognition of which did not change from how the Company has historically accounted for these projects upon adoption of the new guidance.  Tenant construction project reimbursements consist primarily of subcontracted costs that are reimbursed to the Company by the tenant.

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

Income Taxes

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. So long as we qualify as a

REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute to our stockholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, and on taxable income that we do not distribute to our stockholders. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a management business) through Taxable REIT Subsidiaries (“TRSs”) and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. For the years ended December 31, 2018, 2017 and 2016, we did not incur any material tax liability associated with any of the above.

We do not anticipate any potential expense related to uncertain tax positions as we closely monitor our REIT compliance, do not have any prohibited transactions related to property sales, and neither the states in which we operate nor our foreign investors subject us to withholding tax requirements.

The following table reconciles GAAP net income to taxable income (amounts in thousands):

	For the years ended December 31,
	2018		2017		2016
Net income (loss)	$6,659		$5,389		$5,497
Book depreciation and amortization	66,260		54,782		45,797
Above/Below market lease amortization	(8,593)		(8,517)		(7,153)
Straight-line rent and other non-cash adjustments	(5,619)		(2,776)		(108)
Book/Tax differences on unearned rent	301		16		(37)
Book/Tax differences on stock based compensation	3,039		2,663		2,780
Book/Tax differences on development profit on lump sum payments	3,413		—		—
Book/Tax differences on post IPO property acquisition costs	—		—		620
Book/Tax differences on fee waiver income from seller	1,400		—		—
Other book/tax differences, net	749		383		901
Tax depreciation	(34,612)		(25,552)		(20,622)
Loss attributable to non-controlling interest	(6,021)		(5,180)		(8,474)
Taxable income subject to distribution requirements	$26,976	(1)	$21,208	(2)	$19,201	(3)
(1)	The Company’s distributions are characterized as 45.83% ordinary taxable dividend and 54.17% return of capital.
(2)	The Company’s distributions are characterized as 47.24% ordinary taxable dividend and 52.76% return of capital.
(3)	The Company’s distributions are characterized as 59.32% ordinary taxable dividend and 40.68% return of capital.

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

Earnings Per Share of Common Stock Amount

Basic earnings per share is calculated by dividing net income available to Easterly Government Properties, Inc. by the weighted-average number of shares of common stock outstanding during the period, excluding the weighted average number of unvested restricted shares. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period plus other potentially dilutive securities such as unvested restricted shares, LTIP units, and shares issuable under forward sales agreements. Unvested restricted shares and LTIP units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.

Segments

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All revenue has been generated and all tangible assets are held in the United States.

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Please refer to the revenue recognition accounting policy for more information pertaining to our adoption of this guidance.

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

On January 1, 2018, the Company adopted and retrospectively applied ASU No. 2016-18, Statement of Cash Flows (Topic 230), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company now reconciles both cash and cash equivalents and restricted cash in the accompanying Statements of Cash Flows for all periods, whereas under the prior guidance the Company explained the changes during the period for cash and cash equivalents only. For the year ended December 31, 2017, the effect of the change in accounting principle was a decrease in cash used in investing activities of approximately $1.9 million on the accompanying Consolidated Statements of Cash Flows. For the year ended December 31, 2016, the effect of the change in accounting principle was an increase in cash used in investing activities of approximately $0.1 million on the accompanying Consolidated Statements of Cash Flows.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. As of December 31, 2018, the Company had a sublease for office space in Washington, DC expiring in June 2021 and a lease for office space in San Diego, CA expiring in April 2022.

The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  In connection with the new revenue guidance, the new revenue standard will apply to other components of revenue deemed to be non-lease components, such as reimbursement for certain expenses which are based off of usage.  Under the new guidance, we will continue to recognize the lease components of lease revenue on a straight-line basis over our respective lease terms as we do under prior guidance. However, we would recognize these non-lease components under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern is different. This does not result in a difference from how the Company has historically recognized revenue for these lease and non-lease components.

Additionally, ASU 2016-02 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease.  Under ASU 2016-02, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred.

The Company has elected to apply the package of practical expedients not to reassess all of its leases that had commenced as of January 1, 2019 (including those for which the entity is a lessee or a lessor).  Application of the guidance will result in recording a right-of-use asset and lease liability of $1.3 million for the Company’s two office leases for which it is the lessee and lease expense will be recognized on a straight-line basis.  In addition, the Company will expense certain initial direct costs associated with lease renewals that have not yet commenced, however the amount will not be material to the financial statements.

In July 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842 Leases. The improvements in ASU 2018-11 provide for (a) an optional new transition method for adoption that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption and (b) a practical expedient for lessors, under certain circumstances, to combine the lease and non-lease components of revenues for presentation purposes.  The Company may apply the practical expedient to combine certain lease and non-lease components, however this would not result in a material difference from how the Company has historically recognized revenue for these leases and non-lease components.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies, corrects, or consolidates authoritative guidance issued in ASU 2016-02 and is effective upon adoption of ASU 2016-02.

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which requires lessors to exclude from variable payments, and therefore revenue, all lessor costs explicitly required to be paid by lessees directly to third parties.  ASU 2018-20 also requires lessors to account for costs excluded from the consideration of a contract that are explicitly paid by the lessor and reimbursed by the lessee as variable payments.  This will not result in a material impact to the historical financial statements.   ASU No. 2016-02 is effective for reporting periods beginning January 1, 2019, with modified retrospective application for each reporting period presented at the time of adoption or utilizing the optional transition method under ASU 2018-11. Early adoption is also permitted for this guidance. The Company will adopt ASU 2016-02 using the modified retrospective approach that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption in accordance with ASU 2018-11.

The Company is continuing to evaluate the disclosure requirements in Topic 842, Leases, and has not determined the impact on the footnote disclosures to its consolidated financial statements.

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

3. Real Estate and Intangibles

Acquisitions

During the year ended December 31, 2018, we acquired fifteen operating properties in asset acquisitions, consisting of VA – Golden, VA – San Jose, the First Closing Properties (as defined below), the Second Closing Properties (as defined below), DEA – Upper Marlboro and TREAS – Birmingham for an aggregate purchase price of $412.0 million. During the year ended December 31, 2017, we acquired four operating properties in asset acquisitions, consisting of OSHA – Sandy, VA – Loma Linda, FBI – Salt Lake, and VA – South Bend for an aggregate purchase price of $385.3 million, of which VA – Loma Linda comprised $212.6 million.

We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

	December 31, 2018	December 31, 2017
Real estate
Land	$27,406	$20,839
Building	324,081	319,698
Acquired tenant improvements	9,861	7,690
Total real estate	361,348	348,227
Intangible assets
In-place leases	45,702	30,458
Acquired leasing commissions	5,342	12,992
Above-market leases	1,438	—
Total intangible assets	52,482	43,450
Intangible liabilities
Below-market leases	(1,837)	(6,357)
Total intangible liabilities	(1,837)	(6,357)
Prepaid expenses and other assets
Contingent consideration	43	—
Purchase price	412,036	385,320
Less: Mortgage note assumed	(9,414)	—
Net assets acquired	402,622	385,320

The intangible assets and liabilities of the acquired operating properties have an aggregate weighted average amortization period of 6.25 years and 15.58 years as of December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, we included $13.6 million of revenues and $0.6 million of net income in our consolidated statement of operations related to the operating properties acquired. Additionally, we incurred $1.6 million of acquisition-related costs including $1.1 million of internal costs associated with the property acquisitions.

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

On October 16, 2018, we completed the acquisition of three of the 14 Portfolio Properties (the “Second Closing”).  The three properties acquired in the Second Closing consist of an aggregate of 90,688 square feet and include the following (listed by primary tenant agency and location): JUD – Charleston, SC, VA – Baton Rouge, LA and DEA – Bakersfield, CA (collectively, the “Second Closing Properties”).  As a result of the First Closing and the Second Closing, as of December 31, 2018, we had completed the acquisition of 11 of the 14 Portfolio Properties.  See Note 14 (Subsequent Events) for information regarding the closing of the three remaining Portfolio Properties.

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

Development Placed in Service

On October 1, 2018, the FEMA – Tracy development project was substantially completed and a 20-year non-cancelable lease commenced with the GSA for the beneficial use of the Federal Emergency Management Agency (“FEMA”).

Consolidated Real Estate and Intangibles

In addition to the operating property acquisitions, we acquired two properties for development, FDA – Lenexa and FEMA – Tracy, during the year ended December 31, 2017.

Real estate and intangibles on our consolidated balance sheets consisted of the following (amounts in thousands):

	December 31, 2018	December 31, 2017
Real estate properties, net
Land	$161,569	$134,163
Building	1,458,981	1,099,140
Acquired tenant improvements	57,364	47,503
Construction in progress	54,532	17,746
Accumulated depreciation	(105,829)	(68,390)
Total Real estate properties, net	$1,626,617	$1,230,162
Intangible assets, net
In-place leases	$205,821	$160,119
Acquired leasing commissions	43,806	38,464
Above market leases	10,893	9,455
Accumulated amortization	(94,852)	(64,975)
Total Intangible assets, net	$165,668	$143,063
Intangible liabilities, net
Below market leases	$(64,693)	$(62,856)
Accumulated amortization	33,858	24,287
Total Intangible liabilities, net	$(30,835)	$(38,569)

The projected amortization of total intangible assets and intangible liabilities as of December 31, 2018 are as follows (amounts in thousands):

Total
Intangible assets
2019	$36,135
2020	28,869
2021	16,916
2022	12,822
2023	11,896
Thereafter	59,030
$165,668
Intangible liabilities
2019	$(7,383)
2020	(6,554)
2021	(4,590)
2022	(2,982)
2023	(2,890)
Thereafter	(6,436)
$(30,835)

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of December 31, 2018 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2019	$1,373	$(7,383)
2020	1,108	(6,554)
2021	711	(4,590)
2022	624	(2,982)
2023	608	(2,890)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	Principal Outstanding		Interest	Current
Loan	December 31, 2018	December 31, 2017	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$134,750	$99,750	L + 125bps	June 2022 (3)
Total revolving credit facility	134,750	99,750

Term loan facilities:
2016 term loan facility	100,000	100,000	2.62% (4)	March 2024
2018 term loan facility	150,000	—	3.91% (5)	June 2023
Total term loan facilities	250,000	100,000
Less: Total unamortized deferred financing fees	(1,762)	(798)
Total term loan facilities, net	248,238	99,202

Notes payable:
Senior unsecured notes payable, series A	95,000	95,000	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	50,000	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	30,000	4.30%	May 2032
Total notes payable	175,000	175,000
Less: Total unamortized deferred financing fees	(1,222)	(1,308)
Total notes payable, net	173,778	173,692

Mortgage notes payable:
CBP – Savannah	13,495	14,212	3.40% (6)	July 2033
ICE – Charleston	18,637	19,804	4.21% (6)	January 2027
MEPCOM – Jacksonville	9,891	10,796	4.41% (6)	October 2025
USFS II – Albuquerque	16,581	16,893	4.46% (6)	July 2026
DEA – Pleasanton	15,700	15,700	L + 150bps (6)	October 2023
VA – Loma Linda	127,500	127,500	3.59% (6)	July 2027
VA – Golden	9,341	—	5.00% (6)	April 2024
Total mortgage notes payable	211,145	204,905
Less: Total unamortized deferred financing fees	(1,834)	(2,031)
Less: Total unamortized premium/discount	278	376
Total mortgage notes payable, net	209,589	203,250

Total debt	$766,355	$575,894
(1)

Current interest rates as of December 31, 2018. At December 31, 2018 and 2017, the one-month LIBOR (“L”) was 2.50% and 1.56%, respectively. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our revolving credit facility, our 2018 term loan facility and our 2016 term loan facility is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)	Available capacity of $315.2 million and $300.2 million at December 31, 2018 and 2017, respectively, with an accordion feature that provides additional capacity of up to $250.0 million.
(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.62% annually, based on the Company’s consolidated leverage ratio, as defined in the 2016 term loan facility agreement.

(5)

Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 3.91% annually, based on the Company’s consolidated leverage ratio, as defined in the 2018 term loan facility agreement.

(6)

Effective interest rates are as follows: CBP – Savannah 4.12%, ICE – Charleston 3.93%, MEPCOM – Jacksonville 3.89%, USFS II – Albuquerque 3.92%, DEA – Pleasanton 1.8%, VA – Loma Linda 3.78%, VA – Golden 5.03%.

2018 Activity

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

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of December 31, 2018 related to its revolving credit facility, 2016 term loan facility, 2018 term loan facility, notes payable and mortgage notes payable.

Fair Value of Debt

As of December 31, 2018 and 2017, the carrying value of our revolving credit facility approximated fair value. In determining the fair value we considered the short term maturity, variable interest rate and credit spreads. We deem the fair value of our senior unsecured revolving credit facility as a Level 3 measurement.

As of December 31, 2018 and 2017, the carrying value of our 2016 term loan facility approximated fair value. In determining the fair value we considered the variable interest rate and credit spreads. We deem the fair value of our 2016 term loan facility as a Level 3 measurement.

As of December 31, 2018, the carrying value of our 2018 term loan facility approximated fair value. In determining the fair value we considered the variable interest rate and credit spreads. We deem the fair value of our 2018 term loan facility as a Level 3 measurement.

As of December 31, 2018 and 2017, the fair value of our notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our notes payable instruments as a Level 3 measurement. At December 31, 2018 and 2017, the fair value of our notes payable was $172.0 million and $177.5 million, respectively.

As of December 31, 2018 and 2017, the fair value of our mortgage debt was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage debt instruments as a Level 3 measurement. At December 31, 2018 and 2017, the fair value of our mortgage debt was $206.8 million and $203.1 million, respectively.

Aggregate Debt Maturities

The Company’s aggregate debt maturities based on outstanding principal as of December 31, 2018 are as follows (dollars in thousands):

Total
2019	$3,391
2020	3,564
2021	4,233
2022	140,047
2023	171,285
Thereafter	448,375
770,895
Unamortized premium/discount & deferred financing	(4,540)
$766,355

5. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge (dollars in thousands):

					Fair Value at December 31,
Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	2018	2017
$100,000	1.41%	One-Month LIBOR	March 29, 2017	September 29, 2023	$4,563	$4,031
150,000	2.71%	One-Month LIBOR	December 13, 2018	June 19, 2023	(1,797)	—

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (dollars in thousands):

	Fair Value at December 31,
Balance Sheet Line Item	2018	2017
Interest rate swaps-Asset	$4,563	$4,031
Interest rate swaps-Liability	(1,797)	—

Cash Flow Hedges of Interest Rate Risk

The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s variable rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense. For the year ended December 31, 2018 and 2017, the Company did not record any hedge ineffectiveness related to the hedged derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate debt. The Company estimates that $0.9 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our consolidated statements of operations and comprehensive income (dollars in thousands):

	For the years ended December 31,
	2018	2017	2016
Unrealized gain (loss) recognized in AOCI	$(713)	$63	$3,785
Gain (loss) reclassified from AOCI into interest expense	552	(183)	—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the

Company's default on the indebtedness. As of December 31, 2018, the net fair value of derivatives in a liability position related to these agreements was $1.2 million. As of December 31, 2018, the Company had not breached the provisions of these agreements and has not posted any collateral related to these agreements.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates.   While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2018 and 2017 were classified as Level 2 of the fair value hierarchy.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands).

	As of December 31, 2018
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$4,563	$—
Interest rate swaps - Liability	$—	$(1,797)	$—

	As of December 31, 2017
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$4,031	$—

7. Equity

2015 Equity Incentive Plan

Our board of directors adopted, and our sole stockholder approved, our 2015 Equity Incentive Plan, as amended (the “2015 Equity Incentive Plan”) under which we may grant cash and equity incentive awards to our executive officers, non-employee directors and eligible employees in order to attract, motivate and retain the talent for which we compete. The 2015 Equity Incentive Plan is administered by the compensation committee of our board of directors and permits us to make grants of options, stock appreciation rights, restricted stock units, restricted stock, dividend equivalent rights, cash-based awards, performance-based awards and other equity-based awards, including LTIP units, or any combination of the foregoing.

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

The Company granted 40,000 LTIP units on February 26, 2016 to members of management as long-term incentive compensation under the 2015 Equity Incentive Plan, as amended (the “2015 Equity Incentive Plan”) subject to the Company achieving certain absolute and relative total shareholder returns through the performance period, which ended on December 31, 2017.  Based on the Company’s absolute and relative total shareholder return performance through the end of the performance period, the compensation committee of the Company’s board of directors determined that an aggregate of 2,079,297 LTIP units were earned. Under the terms of the awards, earned awards vested 50% on February 15, 2018 and 50% on February 6, 2019, subject to the grantee’s continued employment.

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

A summary of our non-vested common share awards at December 31, 2018, 2017 and 2016 is as follows:

	Restricted Shares	Restricted Shares Weighted average grant date fair value	LTIP Units	LTIP Units Weighted average grant date fair value
Outstanding, December 31, 2015	26,667	$15	891,000	$8.67
Vested	(26,667)	$15.00	—	$—
Granted	16,128	18.60	40,000	14.15
Forfeited	—	—	(5,000)	8.67
Outstanding, December 31, 2016	16,128	$18.60	926,000	$8.91
Vested	(16,128)	$18.60	—	$—
Granted	17,912	19.72	—	—
Forfeited	—	—	—	—
Outstanding, December 31, 2017	17,912	$19.72	926,000	$8.91
Vested	(15,220)	$19.71	(463,000)	$8.91
Granted	21,328	20.87	173,381	18.31
Forfeited	—	—	—	—
Outstanding, December 31, 2018	24,020	$20.74	636,381	$11.47

We recognized $3.0 million, $3.0 million and $2.9 million in compensation expense, related to the restricted common stock and the LTIP unit awards, for the years ended December 31, 2018, 2017 and 2016, respectively.  As of December 31, 2018 unrecognized compensation expense for both awards was $2.1 million, which will be amortized over the vesting period.

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

For LTIP units granted in 2018 we utilized a risk-free rate of 2.1%, derived from the Treasury note yield as of the grant date.  Since the Company has a limited amount of operating history, the expected volatility assumption of 16.0% was derived from the observed historical volatility of the common stock prices of a select group of peer companies within the REIT industry and the observed implied volatility on the Company’s stock options.  Based on the selected dividend yields of guideline companies and expected dividend levels, we utilized an expected dividend yield of 5.0%.

No additional shares of common stock or options were issued under the 2015 Equity Incentive Plan as of December 31, 2018.

Underwritten Public Offering of Common Stock

On June 7, 2016, we completed an underwritten public offering of an aggregate of 6,219,045 shares of common stock, consisting of 4,719,045 shares sold by us to the underwriters and 1,500,000 shares offered on a forward basis in connection with certain forward sales agreements. The gross proceeds from the offering of 4,719,045 shares sold by us to the underwriters was $84.9 million before deducting underwriting discounts, commissions and estimated offering expenses. On November 29, 2016, the Company physically settled the forward sales agreements by issuing an aggregate of 1,500,000 shares of common stock in exchange for approximately $25.1 million. The Company accounted for the forward share agreements as equity.

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

On June 21, 2018, we completed an underwritten public offering of an aggregate of 20,700,000 shares of our common stock, consisting of (i) 13,700,000 shares sold by us to the underwriters (including 2,700,000 shares pursuant to the underwriters’ exercise of their option to purchase additional shares) and (ii) 7,000,000 shares offered and sold on a forward basis in connection with forward sales agreements entered into with certain financial institutions, acting as forward purchasers.  We received approximately $252.9 million in net proceeds from the sale of shares offered by us in the offering, after deducting underwriting discounts and commissions and our offering expenses. Subject to the Company’s right to elect cash or net share settlement, we expect to physically settle the forward sales agreements no later than June 21, 2019. Assuming the forward sales agreements are physically settled in full utilizing an initial forward sale price of $18.48 per share adjusted for a floating interest rate factor equal to the federal funds rate less a spread and subject to a decrease related to expected dividends on shares of our common stock during the applicable term of the forward sales agreement, we expect to receive an additional $126.1 million of net proceeds, after deducting underwriting discounts, commissions and estimated offering expenses. As of December 31, 2018, the forward sale price was $18.04 per share.

Redemption of Common Units to Common Stock

In connection with the liquidation of the Easterly Funds, an aggregate of 6,471,258 shares of common stock were issued between May 11, 2016 and December 31, 2016 upon the redemption of an aggregate of 6,471,258 common units in accordance with the terms of the partnership agreement of the Operating Partnership. During the year ended December 31, 2017, we issued 1,379,804 shares of our common stock upon the redemption of 1,379,804 common units in accordance with the terms of the partnership agreement of the Operating Partnership. During the year ended December 31, 2018, we issued 658,801 shares of our common stock upon the redemption of 658,801 common units in accordance with the terms of the partnership agreement of the Operating Partnership.

Dividends and Distributions Paid

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2016	May 4, 2016	June 8, 2016	June 23, 2016	0.23
Q2 2016	August 3, 2016	August 26, 2016	September 13, 2016	0.23
Q3 2016	November 3, 2016	December 7, 2016	December 22, 2016	0.24
Q4 2016	February 23, 2017	March 7, 2017	March 22, 2017	0.24
Q1 2017	May 3, 2017	June 14, 2017	June 29, 2017	0.25
Q2 2017	August 2, 2017	September 13, 2017	September 28, 2017	0.25
Q3 2017	November 2, 2017	December 6, 2017	December 21, 2017	0.26
Q4 2017	February 21, 2018	March 13, 2018	March 28, 2018	0.26
Q1 2018	May 3, 2018	June 11, 2018	June 28, 2018	0.26
Q2 2018	August 1, 2018	September 13, 2018	September 27, 2018	0.26
Q3 2018	October 29, 2018	December 13, 2018	December 27, 2018	0.26
Q4 2018	February 21, 2019	March 14, 2019	March 28, 2019	0.26

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

ATM Program

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

The following table sets forth certain information with respect to the ATM program as of December 31, 2018:

For the Three Months Ended:	Number of Shares Sold	Net Proceeds
March 31, 2018	671,666	$13,531,864
June 30, 2018	1,010,371	20,207,590
September 30, 2018	—	—
December 31, 2018	—	—
	1,682,037	$33,739,454

We have used the proceeds from such sales for general corporate purposes. As of December 31, 2018, we had approximately $32.3 million of gross sales of our common stock available under our ATM program.

Contribution of Property for Common Units

On October 4, 2017, the Company acquired FEMA – Tracy for which it paid as partial consideration 575,707 common units.  The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

On November 9, 2018, the Company acquired TREAS – Birmingham for which it paid 271,918 common units.  The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

8. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares and LTIP units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands, except per share amounts):

	For the years ended December 31,
	2018	2017	2016
Numerator
Net income (loss)	$6,659	$5,389	$5,497
Less: Non-controlling interest in Operating Partnership	(955)	(941)	(1,534)
Net income (loss) available to Easterly Government Properties, Inc.	5,704	4,448	3,963
Less: Dividends on participating securities	(1,123)	(110)	(102)
Net income (loss) available to common stockholders	$4,581	$4,338	$3,861
Denominator for basic EPS	53,511,137	39,607,740	30,645,279
Dilutive effect of share-based compensation awards	9,510	11,384	13,691
Dilutive effect of LTIP units (1)	1,135,544	1,944,416	1,713,568
Dilutive effect of shares issuable under forward sales agreements	275,189	—	—
Denominator for diluted EPS	54,931,380	41,563,540	32,372,538
Basic EPS	$0.09	$0.11	$0.13
Diluted EPS	$0.08	$0.10	$0.12
(1)

During the year ended December 31, 2018, there were approximately 173,381 unvested performance-based LTIP units that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

9. Operating Leases

Our rental properties are subject to generally non-cancelable operating leases generating future minimum contractual rent payments due from tenants.  As of December 31, 2018, future non-cancelable minimum contractual rent payments on our operating properties are as follows (dollars in thousands):

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Operating Leases
Minimum lease payments	$1,251,546	151,152	139,315	116,827	99,822	92,392	652,038

The Company’s consolidated operating properties were 100% occupied by 38 tenants at December 31, 2018 and 100% occupied by 23 tenants at December 31, 2017.

For the year ended December 31, 2018 we recognized $128.0 million in rental income attributable to base rent, $8.6 million in rental income attributable to the amortization of our above- and below-market leases, $0.2 million in rental income attributable to the amortization of unearned revenue and a straight-line adjustment of $5.6 million.

For the year ended December 31, 2017 we recognized $103.8 million in rental income attributable to base rent, $8.5 million in rental income attributable to the amortization of our above- and below-market leases, $0.1 million in rental income attributable to the amortization of unearned revenue and a straight-line adjustment of $2.8 million.

For the year ended December 31, 2016 we recognized $85.8 million in rental income attributable to base rent, $7.2 million in rental income attributable to the amortization of our above- and below-market leases and a straight-line adjustment, $0.1 million in rental income attributable to the amortization of unearned revenue and a straight-line adjustment of $0.3 million.

Information about our leases for development properties as of December 31, 2018 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term		Estimated Rentable Square Feet
FDA - Alameda	Alameda, CA	Food and Drug Administration	L	20-year		69,624
FDA - Lenexa	Lenexa, KS	Food and Drug Administration	L	20-year	(2)	59,690
Total						129,314

(1) L=Laboratory

(2) The 20-year lease term includes a firm term of 15 years and a soft term of 5 years.

10. Revenue

The table below sets forth revenue from tenant construction projects disaggregated by tenant agency for the year ended December 31, 2018 (in thousands).

For the year ended December 31,
Tenant	2018
Department of Veteran Affairs (“VA”)	$2,896
Federal Bureau of Investigation (“FBI”)	1,317
U.S. Forest Service (“USFS”)	577
Drug Enforcement Administration (“DEA”)	375
The Judiciary of the U.S. Government (“JUD”)	201
National Park Service (“NPS”)	40
U.S. Citizenship and Immigration Services (“USCIS”)	39
Social Security Administration (“SSA”)	31
National Labor Relations Board ("NLRB")	18
Immigration and Customs Enforcement (“ICE”)	9
U.S. Coast Guard (“USCG”)	6
Environmental Protection Agency ("EPA")	4
Department of Transportation ("DOT")	1
Internal Revenue Service ("IRS")	1
$5,515

The balance in Accounts receivable related to tenant construction projects was $2.4 million as of December 31, 2018. There were no contract assets or liabilities as of December 31, 2018.

The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant.  There were no projects ongoing as of December 31, 2018 with a duration of greater than one year.

During the twelve months ended December 31, 2018, the Company also recognized $0.2 million in parking garage income generated from the operations of a parking garage situated on the Various GSA – Buffalo property acquired in third quarter of 2018.  The monthly and transient daily parking revenue falls within the scope of ASC 606 and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied, consistent with the Company’s previous accounting. As of December 31, 2018, there was less than $0.1 million in Accounts receivable attributable to parking garage income.

11. Commitments and Contingencies

a) Operating Leases

In October of 2015 we entered into a sublease agreement for 5,682 square feet of office space in Washington, D.C. with a commencement date of March 2016 and expiration date of June 2021.

We also lease 5,752 square feet of office space in San Diego, CA under an operating lease that commenced February 2015 and expires in April 2022.

Rent expense incurred under the terms of the corporate office leases, was $0.5 million, $0.4 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Future minimum rental payments under the Company’s corporate office leases as of December 31, 2018 are summarized as follows (amounts in thousands):

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Corporate office leases
Minimum lease payments	$1,392	479	496	352	65	—	—

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

c) Tax Protection Agreements

Concurrent with the completion of our initial public offering and the related formation tractions, the Company also entered into a tax protection agreement with Michael P. Ibe, a director and our Vice Chairman and Executive Vice President — Development and Acquisitions, under which we agreed to indemnify Mr. Ibe for any taxes incurred as a result of a taxable sale of the properties contributed by certain entities beneficially owned by Mr. Ibe in the formation transactions for a period of eight years after the closing of the initial public offering and the formation transactions. The Company also agreed in the tax protection agreement with Mr. Ibe to use the “traditional method” of making allocations under Section 704(c) of the Code for the eight-year period.

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

In connection with our acquisition of a property in 2018, we entered into a tax protection agreement, under which we agreed to indemnify the contributor for any taxes incurred as a result of a taxable sale of such property for a period of four years.  The Company also agreed in the tax protection agreement with the contributor to use the “traditional method” of making allocations under Section 704(c) of the Code for the four-year period.

d) Letters of Credit

As of December 31, 2018 and 2017, the Company had $0.1 million and $0.1 million of standby letters of credit, respectively.  There were no draws against these letters of credit during the years ended December 31, 2018 or 2017.

12. Concentrations Risk

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. At December 31, 2018, the GSA and other federal agency accounted for approximately 98.8% of rental income and non-governmental tenants accounted for the remaining approximately 1.2%. At December 31, 2017, the GSA and other federal agency accounted for approximately 98.7% of rental income and non-governmental tenants accounted for the remaining approximately 1.3%.

At December 31, 2018, seventeen of our 62 operating properties were located in California, accounting for approximately 23.9% of our total rentable square feet and approximately 30.1% of our total annualized lease income. At December 31, 2017, fourteen of our 46 operating properties were located in California, accounting for approximately 25.8% of our total rentable square feet and approximately 33.3% of our total annualized lease income. To the extent that weak economic or real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

13. Related Party

For the years ended December 31, 2018, 2017 and 2016 we were responsible for reimbursing certain entities controlled by our Chairman $0.1 million, $0.1 million and $0.1 million, respectively, for a portion of rent and office expense at their Beverly, MA office and for the services of certain employees. Additionally, during the years ended December 31, 2018, 2017 and 2016, certain entities controlled by our Vice Chairman were responsible for reimbursing us $0.1 million, $0.1 million and $0.2 million, respectively, for certain costs that we paid on their behalf.

14. Subsequent Events

For its consolidated financial statements as of December 31, 2018, the Company evaluated subsequent events and noted the following significant events.

On January 31, 2019, we completed the acquisition of the three remaining Portfolio Properties (the “Final Closing”).  The three Portfolio Properties acquired in the Final Closing consist of an aggregate of 355,426 square feet and include the following (listed by primary tenant agency, if applicable, and location): DEA – Sterling, VA, FDA – College Park, MD and Various GSA – Portland, OR.  As a result of the First Closing, the Second Closing and the Final Closing, we have completed the acquisition of Portfolio Properties.

The Company granted an aggregate of 143,538 performance-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan, subject to the Company achieving certain absolute and relative total shareholder returns through the performance period.  The awards consist of two separate tranches of 45,238 LTIP units and 98,300 LTIP units with performance periods ending on December 31, 2020 and December 31, 2021, respectively.  50% of the LTIP Units vest when earned following the end of the applicable performance period and 50% of the earned award is subject to an additional one year of vesting.

The Company granted an aggregate of 54,041 shares of restricted common stock to members of management pursuant to the 2015 Equity Incentive Plan, of which an aggregate of 17,645 shares will vest on January 18, 2021 and an aggregate of 36,396 shares will vest on January 18, 2022.

15. Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2018 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$35,974	$36,972	$39,437	$48,208
Net income available to Easterly Government Properties, Inc.	1,519	1,440	2,155	$590
Net income available to Easterly Government Properties, Inc. per share (basic)	$0.03	$0.02	$0.03	$0.01
Net income available to Easterly Government Properties, Inc. per share (diluted)	$0.03	$0.02	$0.03	$0.01

The following is a summary of our unaudited quarterly results of operations for 2017 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$29,887	$30,603	$33,858	$36,325
Net income available to Easterly Government Properties, Inc.	1,237	982	942	1,287
Net income available to Easterly Government Properties, Inc. per share (basic)	$0.03	$0.03	$0.02	$0.03
Net income available to Easterly Government Properties, Inc. per share (diluted)	$0.03	$0.02	$0.02	$0.03

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2018

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Original Construction Date(s) (Unaudited)	Date Acquired
Aberdeen, MS	C/O	$—	$1,147	$14,044	$94	$1,147	$14,138	$15,285	$1,303	2005	6/17/2015
Albany, NY	O	—	1,801	11,544	218	1,801	11,762	13,563	1,137	2004	2/11/2015
Albany, NY	O	—	1,412	17,128	459	1,412	17,587	18,999	937	1998	11/22/2016
Albuquerque, NM	O	17,047	2,345	28,611	114	2,345	28,725	31,070	3,845	2011	2/11/2015
Albuquerque, NM	O	—	2,905	23,804	464	2,905	24,268	27,173	2,843	2006	2/11/2015
Albuquerque, NM	O	—	3,062	28,201	74	3,062	28,275	31,337	2,578	2011	2/17/2016
Arlington, VA	O	—	14,350	44,442	154	14,350	44,596	58,946	7,223	2009	2/11/2015
Bakersfield, CA	O	—	438	2,253	—	438	2,253	2,691	14	2000	10/16/2018
Baton Rouge, LA	OC	—	344	5,241	—	344	5,241	5,585	27	2004	10/16/2018
Birmingham, AL	O	—	408	10,853	67	408	10,920	11,328	845	2005	7/1/2016
Birmingham, AL	O	—	755	22,537	165	755	22,702	23,457	1,611	2005	7/1/2016
Birmingham, AL	O	—	1,410	17,276	—	1,410	17,276	18,686	82	2014	11/9/2018
Buffalo, NY	O	—	246	80,913	10	246	80,923	81,169	1,129	2004	9/13/2018
Charleston, SC	C/O	—	1,325	21,189	—	1,325	21,189	22,514	110	1999	10/16/2018
Charleston, WV	O	—	551	13,732	—	551	13,732	14,283	160	1959 / 2000	9/13/2018
Chula Vista, CA	O	—	6,332	7,471	362	6,332	7,833	14,165	805	1998	2/11/2015
Clarksburg, WV	O	—	108	13,421	31	108	13,452	13,560	101	1999	9/13/2018
Dallas, TX	O	—	1,005	14,546	169	1,005	14,715	15,720	1,857	2001	2/11/2015
Dallas, TX	L	—	2,753	23,848	146	2,753	23,994	26,747	1,851	2001	12/1/2015
Dallas, TX	O	—	740	8,191	6	740	8,197	8,937	77	2005	9/13/2018
Del Rio, TX	C/O	—	210	30,676	771	210	31,447	31,657	3,536	1992 / 2004	2/11/2015
Des Plaines, IL	O	—	1,742	9,325	92	1,742	9,417	11,159	103	1971 / 1999	9/13/2018
El Centro, CA	C/O	—	1,084	20,765	501	1,084	21,266	22,350	2,533	2004	2/11/2015
Fresno, CA	O	—	1,499	68,309	262	1,499	68,571	70,070	7,578	2003	2/11/2015
Golden, CO	O/W	9,327	4,080	8,933	20	4,080	8,953	13,033	204	1996 / 2011	5/24/2018
Jacksonville, FL	O	10,078	2,532	16,621	14	2,532	16,635	19,167	2,205	2010	2/11/2015
Kansas City, KS	L	—	828	33,035	448	828	33,483	34,311	2,247	2003	7/1/2016
Lakewood, CO	O	—	1,521	32,865	169	1,521	33,034	34,555	4,058	2004	2/11/2015
Lakewood, CO	O	—	1,377	18,204	714	1,377	18,918	20,295	1,771	1999	4/1/2015
Lincoln, NE	O	—	2,310	26,328	867	2,310	27,195	29,505	2,943	2005	11/12/2015
Little Rock, AR	O	—	2,278	19,318	266	2,278	19,584	21,862	2,374	2001	2/11/2015
Loma Linda, CA	OC	125,743	12,476	177,357	28	12,476	177,385	189,861	7,022	2016	6/1/2017
Lubbock, TX	W/D	—	541	972	—	541	972	1,513	129	2013	2/11/2015
Martinsburg, WV	O	—	1,700	13,294	76	1,700	13,370	15,070	1,538	2007	2/11/2015
Midland, GA	W/M	—	1,715	1,650	—	1,715	1,650	3,365	252	2014	2/11/2015
Mission Viejo, CA	O	—	1,454	1,690	255	1,454	1,945	3,399	300	2005	2/11/2015

S-1

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2018

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Original Construction Date(s) (Unaudited)	Date Acquired
North Charleston, SC	O	18,906	963	34,987	383	963	35,370	36,333	3,824	1994 / 2012	2/11/2015
Omaha, NE	O	—	4,635	41,319	818	4,635	42,137	46,772	5,440	2009	2/11/2015
Omaha, NE	O	—	1,517	14,156	159	1,517	14,315	15,832	1,166	2004	5/19/2016
Parkersburg, WV	O	—	365	52,200	1	365	52,201	52,566	494	2004 / 2006	9/13/2018
Pittsburgh, PA	O	—	384	24,877	113	384	24,990	25,374	189	2001	9/13/2018
Pittsburgh, PA	O	—	200	5,339	26	200	5,365	5,565	45	2004	9/13/2018
Pleasanton, CA	L	15,622	5,765	20,859	19	5,765	20,878	26,643	1,670	2015	10/21/2015
Richmond, VA	O	—	3,041	23,931	128	3,041	24,059	27,100	2,315	2001	12/7/2015
Riverside, CA	O	—	1,983	6,755	58	1,983	6,813	8,796	949	1997	2/11/2015
Sacramento, CA	O	—	1,434	9,369	40	1,434	9,409	10,843	1,191	2002	2/11/2015
Salt Lake City, UT	O	—	2,049	79,955	185	2,049	80,140	82,189	2,876	2012	9/28/2017
San Antonio, TX	O	—	3,745	49,153	580	3,745	49,733	53,478	5,911	2007	2/11/2015
San Diego, CA	O	—	1,389	7,358	26	1,389	7,384	8,773	941	1997	2/11/2015
San Diego, CA	O	—	773	2,481	15	773	2,496	3,269	267	2003	2/11/2015
San Diego, CA	W	—	3,060	510	904	3,060	1,414	4,474	142	1999	2/11/2015
San Diego, CA	O	—	2,252	12,280	302	2,252	12,582	14,834	1,294	2001	9/11/2015
San Jose, CA	OC	—	10,419	52,750	—	10,419	52,750	63,169	623	2018	7/11/2018
Sandy, UT	L	—	2,361	31,574	70	2,361	31,644	34,005	1,727	2003	2/3/2017
Santa Ana, CA	O	—	6,413	8,635	94	6,413	8,729	15,142	1,104	2004	2/11/2015
Savannah, GA	L	12,866	3,220	10,687	103	3,220	10,790	14,010	1,191	2013	2/11/2015
South Bend, IN	C/O	—	514	6,590	131	514	6,721	7,235	370	1996 / 2011	12/23/2016
South Bend, IN	OC	—	3,954	38,503	—	3,954	38,503	42,457	1,083	2017	11/16/2017
Sunburst, MT	O	—	2,192	9,423	354	2,192	9,777	11,969	1,075	2008	2/11/2015
Tracy, CA	W	—	2,678	548	29,324	2,678	29,872	32,550	183	2018	10/4/2017
Upper Marlboro, MD	L	—	5,054	18,301	2	5,054	18,303	23,357	59	2002	11/15/2018
Vista, CA	L	—	3,998	24,053	314	3,998	24,367	28,365	2,372	2002	2/11/2015
Various	Various	—	6,427	7,762	46,770	6,427	54,532	60,959	—	N/A	Various
		$209,589	$161,569	$1,482,942	$87,935	$161,569	$1,570,877	$1,732,446	$105,829

(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	Includes the unamortized balance of the fair value adjustments.
(3)	Excludes value of real estate intangibles.
(4)

Depreciation of real estate property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 40 years or to the term of the underlying lease.

The aggregate cost and accumulated depreciation for tax purposes was approximately $1,727.3 million and $174.7 million, respectively.

S-2

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2018

(Amounts in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2015	788,597	16,590
Additions	152,631	23,572
Balance at December 31, 2016	941,228	40,162
Additions	368,918	29,001
Dispositions	(11,594)	(773)
Balance at December 31, 2017	1,298,552	68,390
Additions	433,894	37,439
Balance at December 31, 2018	1,732,446	105,829

S-3