Form 10-Q
period 2019-03-31
Easterly Government Properties, Inc.
filed 2019-05-07
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	DEA	New York Stock Exchange

           As of April 30, 2019, the registrant had 68,023,032 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	March 31, 2019	December 31, 2018
Assets
Real estate properties, net	$1,771,788	$1,626,617
Cash and cash equivalents	8,663	6,854
Restricted cash	4,662	4,251
Deposits on acquisitions	3,250	7,070
Rents receivable	23,505	21,140
Accounts receivable	13,650	11,690
Deferred financing, net	2,281	2,459
Intangible assets, net	170,157	165,668
Interest rate swaps	3,147	4,563
Prepaid expenses and other assets	15,638	11,238
Total assets	$2,016,741	$1,861,550
Liabilities
Revolving credit facility	184,500	134,750
Term loan facilities, net	248,329	248,238
Notes payable, net	173,804	173,778
Mortgage notes payable, net	208,780	209,589
Intangible liabilities, net	29,936	30,835
Interest rate swaps	3,398	1,797
Accounts payable and accrued liabilities	38,248	37,310
Total liabilities	886,995	836,297

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 68,005,907 and 60,849,206 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	680	608
Additional paid-in capital	1,127,938	1,017,415
Retained earnings	12,381	12,831
Cumulative dividends	(154,944)	(139,103)
Accumulated other comprehensive income (loss)	(219)	2,412
Total stockholders’ equity	985,836	894,163
Non-controlling interest in Operating Partnership	143,910	131,090
Total equity	1,129,746	1,025,253
Total liabilities and equity	$2,016,741	$1,861,550

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended March 31,
	2019	2018
Revenues
Rental income	$48,488	$34,831
Tenant reimbursements	1,584	941
Other income	535	202
Total revenues	50,607	35,974
Expenses
Property operating	9,963	6,560
Real estate taxes	5,755	3,700
Depreciation and amortization	22,451	14,634
Acquisition costs	470	224
Corporate general and administrative	4,317	3,459
Total expenses	42,956	28,577
Other expenses
Interest expense, net	(8,132)	(5,582)
Net income (loss)	(481)	1,815
Non-controlling interest in Operating Partnership	65	(296)
Net income (loss) available to Easterly Government Properties, Inc.	$(416)	$1,519
Net income (loss) available to Easterly Government Properties, Inc. per share:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03
Weighted-average common shares outstanding
Basic	61,225,926	45,008,062
Diluted	61,225,926	46,018,040
Dividends declared per common share	$0.26	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2019	2018
Net income (loss)	$(481)	$1,815
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps, net	(3,017)	1,859
Other comprehensive income (loss)	(3,017)	1,859
Comprehensive income (loss)	(3,498)	3,674
Non-controlling interest in Operating Partnership	65	(296)
Other comprehensive (income) loss attributable to non-controlling interest	386	(373)
Comprehensive income (loss) attributable to Easterly Government Properties, Inc.	$(3,047)	$3,005

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(481)	$1,815
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	22,451	14,634
Straight line rent	(974)	(1,807)
Amortization of above- / below-market leases	(1,729)	(2,279)
Amortization of unearned revenue	(67)	(26)
Amortization of loan premium / discount	(20)	(21)
Amortization of deferred financing costs	342	285
Non-cash compensation	734	864
Net change in:
Rents receivable	(1,361)	991
Accounts receivable	(1,960)	(564)
Prepaid expenses and other assets	(4,443)	(2,613)
Accounts payable and accrued liabilities	1,484	834
Net cash provided by operating activities	13,976	12,113
Cash flows from investing activities
Real estate acquisitions and deposits	(148,251)	(326)
Additions to operating properties	(895)	(890)
Additions to development properties	(18,808)	(10,410)
Net cash (used in) investing activities	(167,954)	(11,626)
Cash flows from financing activities
Issuance of common shares	131,171	13,669
Credit facility draws	178,750	4,000
Credit facility repayments	(129,000)	(5,000)
Repayments of mortgage notes payable	(836)	(763)
Dividends and distributions paid	(18,433)	(14,424)
Payment of offering costs	(5,454)	(190)
Net cash provided by (used in) financing activities	156,198	(2,708)
Net increase in Cash and cash equivalents and Restricted cash	2,220	(2,221)
Cash and cash equivalents and Restricted cash, beginning of period	11,105	16,201
Cash and cash equivalents and Restricted cash, end of period	$13,325	$13,980

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the three months ended March 31,
	2019	2018
Cash paid for interest, net of capitalized interest	$6,083	$3,497
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$505	$183
Additions to development properties accrued, not paid	10,862	2,532
Offering costs accrued, not paid	2	17
Deferred asset acquisition costs accrued, not paid	70	8
Unrealized gain (loss) on interest rate swaps, net	(3,017)	1,859
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(493)	$—
Common stock	—	—
Additional paid-in capital	493	—
Total	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements (unaudited)

1. Organization and Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2018, and related notes thereto, included in the Annual Report on Form 10-K of Easterly Government Properties, Inc. (the “Company”) for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019.

The Company is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2015. The operations of the Company are carried on primarily through Easterly Government Properties LP (the “Operating Partnership”) and the wholly owned subsidiaries of the Operating Partnership. As used herein, the “Company,” “we,” “us,” or “our” refer to Easterly Government Properties, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

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

As of March 31, 2019, we wholly owned 65 operating properties in the United States that are 100% leased, including 63 operating properties that are leased primarily to U.S. Government tenant agencies and two operating properties that are entirely leased to private tenants, encompassing approximately 5.6 million square feet in the aggregate. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.1 million square feet upon completion. We focus on acquiring, developing, and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. The Company is the sole general partner of the Operating Partnership. The Company owned approximately 87.3% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at March 31, 2019. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2019, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2019 and 2018. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

2. Summary of Significant Accounting Policies

See below for the Company’s revenue recognition policy subsequent to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases discussed below.  All other significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Revenue Recognition

Rental income includes base rents paid by each tenant in accordance with its lease agreement conditions. We recognize rental income on a straight-line basis over the lease term of the respective leases. For acquisitions of existing buildings, we recognize rental income from leases already in place coincident with the date of property closing. Lease incentives are recorded as a deferred asset and amortized as a reduction of rental income on a straight-line basis over the respective lease term. Above- and below-market leases are amortized into Rental income over the terms of the respective leases. Further, Rental income includes certain tenant reimbursement income (real estate taxes, operating expenses, utility usage, and other reimbursements), which are accrued as variable lease payments in the same periods as the related expenses are incurred.

Tenant reimbursement income includes income from tenant construction projects. We recognize revenue from tenant construction projects using the percentage of completion method when the revenue and costs for such projects can be estimated with reasonable accuracy; when these criteria do not apply to a project, we recognize revenue from that project using the completed contract method. Under the percentage of completion method, we recognize a percentage of the total estimated revenue on a project based on the cost of services provided on the project as of a point in time relative to the total estimated costs on the project.  Fully reimbursed income was included within Tenant reimbursements and associated expenses were included in Property operating expenses.  Income on these projects was included in Other income.

Other income includes income on the associated tenant reimbursement construction projects, parking income and other miscellaneous income.

Reclassifications and New Accounting Standards

Certain prior year amounts have been reclassified to conform to the current year presentation. Amounts previously classified as tenant reimbursements which qualified for the practical expedient and were determined to be lease components have been reclassified to rental income to conform with current period presentation.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases, along with various subsequent ASUs, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as the previous guidance for operating leases.

The Company adopted ASU 2016-02 on January 1, 2019, using the modified retrospective transition method such that we applied the standard as of the adoption date. The Company adopted the new standard using the practical expedient package which allowed the Company, as both the lessor and lessee to 1) not reassess whether any expired or existing contracts are or contain leases; 2) not reassess the lease classification for any expired or existing leases; and 3) not reassess initial direct costs for any existing leases.

Going forward, ASU 2016-02, will also require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease.  Under ASU 2016-02, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred within Corporate general and administrative expense on the Company's Consolidated Statements of Operations.

Additionally, in July 2018, the FASB issued ASU 2018-11, Target Improvements to Topic 842 Leases.  ASU 2018-11 provides lessors a practical expedient to not separate nonlease components from the associated lease component if the timing and pattern of transfer for the lease and nonlease components are the same and if the lease component, if accounted for separately, would be classified as an operating lease.  Lease components are elements of an arrangement that provide the customer with the right to use an identified asset. Nonlease components are distinct elements of a contract that are not related to securing the use of the leased asset and revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 606. The Company assessed and concluded that the timing and pattern of transfer for nonlease components and the associated lease component are the same. The Company determined that the predominant component was the lease component and as such the Company has made a policy election to account for and present the lease component and the nonlease component as a single component in the revenue section of the Consolidated Statements of Operations.  While application of the practical expedient did not result in a material change to the recognition of rental income, nonlease components included within Tenant reimbursement prior to the adoption of Topic 842 are now included within Rental income on the Company's Consolidated Statements of Operations.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842):  Codification Improvements which amended the transition guidance in ASC 842 to explicitly exempt entities from the interim disclosures required by ASC 205 related to changes in accounting principles.  The provision is applicable at the time that entities adopt ASC 842, however implementation of this update did not have a material impact on our consolidated financial statements.

The adoption of this standard also resulted in a cumulative effect adjustment of less than $0.1 million recorded as a decrease to Retained earnings as of January 1, 2019 in the accompanying Consolidated Statements of Equity. The cumulative effect adjustment related to initial direct costs of leases where the Company is the lessor that, as of January 1, 2019, had not begun to amortize and therefore are no longer allowed to be capitalized under the new standard. Additionally, as of January 1, 2019, the Company recognized an operating lease right-of-use asset and related operating lease liability of approximately $1.3 million on the accompanying Consolidated Balance Sheets, related to the leases where the Company is the lessee. The lease liability associated with these leases is reflected on the Company’s Consolidated Balance Sheet within Accounts payable and accrued liabilities and the right-of-use asset is included within Prepaid expenses and other assets.  Associated lease expense will be recognized on a straight-line basis over the expected lease term based on the total lease payments and is included within Corporate general and administrative expense in the Company's Consolidated Statements of Operations.

On January 1, 2019, the Company adopted ASU 2017-12 (Topic 815), Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.  The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities.  The Company adopted this ASU using the modified retrospective method and the adoption did not have a material impact on our consolidated financial statements.

3. Real Estate and Intangibles

During the three months ended March 31, 2019, we acquired three operating properties in asset acquisitions, consisting of the Final Closing Properties (as defined below) for an aggregate purchase price of $152.1 million. We allocated the aggregate purchase price based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$12,396
Building	122,954
Acquired tenant improvements	2,694
Total real estate	138,044
Intangible assets
In-place leases	13,356
Acquired leasing commissions	1,753
Above-market leases	161
Total intangible assets	15,270
Intangible liabilities
Below-market leases	(1,202)
Total intangible liabilities	(1,202)
Purchase price	$152,112

The intangible assets and liabilities of operating properties acquired during the three months ended March 31, 2019 have a weighted average amortization period of 5.22 years as of March 31, 2019. During the three months ended March 31, 2019, we included $2.2 million of revenues and $0.1 million of net income in our Consolidated Statements of Operations related to the Final Closing Properties (as defined below).

On June 15, 2018, we entered into a purchase and sale agreement to acquire a 1,479,762-square foot portfolio of 14 properties (the “Portfolio Properties”) for an aggregate purchase price of approximately $430.0 million.   On September 13, 2018, we completed the acquisition of eight of the Portfolio Properties, consisting of the following (listed by primary tenant agency, if applicable, and location): Various GSA - Buffalo, NY, Various GSA - Chicago, IL, TREAS - Parkersburg, WV, SSA - Charleston, WV, FBI - Pittsburgh, PA, GSA - Clarksburg, WV, ICE - Pittsburgh, PA and SSA - Dallas, TX.  On October 16, 2018, we completed the acquisition of three additional Portfolio Properties consisting of the following (listed by primary tenant agency and location): JUD - Charleston, SC, VA - Baton Rouge, LA and DEA - Bakersfield, CA.  The Company completed the acquisition of the three remaining Portfolio Properties on January 31, 2019 (the “Final Closing Properties”). The Final Closing Properties include the following (listed by primary tenant agency, if applicable, and location): DEA - Sterling, VA, FDA - College Park, MD and Various GSA - Portland, OR.

During the three months ended March 31, 2019, we incurred $0.5 million of acquisition-related expenses mainly consisting of internal costs associated with property acquisitions.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of March 31, 2019 (amounts in thousands):

Total
Real estate properties, net
Land	$173,966
Building	1,571,965
Acquired tenant improvements	70,479
Construction in progress	73,222
Accumulated depreciation	(117,844)
Total Real estate properties, net	1,771,788
Intangible assets, net
In-place leases	219,178
Acquired leasing commissions	45,559
Above market leases	11,054
Accumulated amortization	(105,634)
Total Intangible assets, net	170,157
Intangible liabilities, net
Below market leases	(65,895)
Accumulated amortization	35,959
Total Intangible liabilities, net	$(29,936)

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of March 31, 2019 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2019	$1,057	$(5,632)
2020	1,169	(6,855)
2021	729	(4,784)
2022	639	(3,175)
2023	616	(2,976)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Debt

At March 31, 2019, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2019	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$184,500	L + 125bps	June 2022 (3)
Total revolving credit facility	184,500

Term loan facilities:
2016 term loan facility	100,000	2.62% (4)	March 2024
2018 term loan facility	150,000	3.91% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,671)
Total term loan facilities, net	248,329

Notes payable:
Senior unsecured notes payable, series A	95,000	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	4.30%	May 2032
Total notes payable	175,000
Less: Total unamortized deferred financing fees	(1,196)
Total notes payable, net	173,804

Mortgage notes payable:
CBP - Savannah	13,312	3.40% (6)	July 2033
ICE - Charleston	18,338	4.21% (6)	January 2027
MEPCOM - Jacksonville	9,659	4.41% (6)	October 2025
USFS II - Albuquerque	16,501	4.46% (6)	July 2026
DEA - Pleasanton	15,700	L + 150bps (6)	October 2023
VA - Loma Linda	127,500	3.59% (6)	July 2027
VA - Golden	9,300	5.00% (6)	April 2024
Total mortgage notes payable	210,310
Less: Total unamortized deferred financing fees	(1,788)
Less: Total unamortized premium/discount	258
Total mortgage notes payable, net	208,780

Total debt	$815,413
(1)

At March 31, 2019, the one-month LIBOR (“L”) was 2.49%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our revolving credit facility and term loan facilities is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Available capacity of $265.5 million at March 31, 2019 with an accordion feature that provides additional capacity of up to $250.0 million, subject to the satisfaction of customary terms and conditions.

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

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of March 31, 2019 related to its revolving credit facility, 2016 term loan facility, 2018 term loan facility, notes payable and mortgage notes payable.

Fair Value of Debt

As of March 31, 2019, the carrying value of our revolving credit facility approximated fair value. In determining the fair value we considered the short term maturity, variable interest rate and credit spreads. We deem the fair value of our revolving credit facility as a Level 3 measurement.

As of March 31, 2019, the carrying value of our 2016 term loan facility approximated fair value. In determining the fair value we considered the variable interest rate and credit spreads. We deem the fair value of our 2016 term loan facility as a Level 3 measurement.

As of March 31, 2019, the carrying value of our 2018 term loan facility approximated fair value. In determining the fair value we considered the variable interest rate and credit spreads. We deem the fair value of our 2018 term loan facility as a Level 3 measurement.

As of March 31, 2019, the fair value of our notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our notes payable instruments as a Level 3 measurement. At March 31, 2019, the fair value of our notes payable was $177.4 million.

As of March 31, 2019, the fair value of our mortgage notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage notes payable instruments as a Level 3 measurement. At March 31, 2019, the fair value of our mortgage notes payable was $209.4 million.

5. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of March 31, 2019 (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	1.41%	One-Month LIBOR	March 29, 2017	September 29, 2023	$3,147
$150,000	2.71%	One-Month LIBOR	December 13, 2018	June 19, 2023	$(3,398)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet as of March 31, 2019 (amounts in thousands):

Balance Sheet Line Item
Interest rate swaps - Asset	$3,147
Interest rate swaps - Liability	$(3,398)

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s variable rate debt.

Amounts reported in Accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate debt. The Company estimates that $0.5 million will be reclassified from Accumulated other comprehensive income (loss) as a decrease to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (amounts in thousands):

	For the three months ended March 31,
	2019	2018
Unrealized gain (loss) recognized in AOCI	$(2,825)	$1,906
Gain (loss) reclassified from AOCI into interest expense	192	47

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.  As of March 31, 2019, the net fair value of derivatives in a liability position related to these agreements was $2.3 million. As of March 31, 2019, the Company had not breached the provisions of these agreements and has not posted any collateral related to these agreements.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates.   While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2019 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. For our disclosure of debt fair values in Note 4, we estimated the fair value of our 2016 term loan facility and our 2018 term loan facility based on the variable interest rate and credit spreads (categorized within Level 3 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments included scheduled principal and interest payments.  Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of March 31, 2019
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$3,147	$—
Interest rate swaps - Liability	$—	$(3,398)	$—

7. Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended March 31, 2019 and 2018 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended March 31, 2019
Balance at December 31, 2018	60,849,206	$608	$1,017,415	$12,831	$(139,103)	$2,412	$131,090	$1,025,253
Cumulative effect adjustment related to adoption of Leases (Topic 842)		—	—	(34)	—	—	—	(34)
Stock based compensation		—	183	—	—	—	551	734
Dividends and distributions paid ($0.26 per share)		—	—	—	(15,841)	—	(2,592)	(18,433)
Grant of unvested restricted stock	57,121	1	(1)	—	—	—	—	—
Redemption of common units for shares of common stock	33,125	—	493	—	—	—	(493)	—
Issuance of common stock	7,066,455	71	125,653	—	—	—	—	125,724
Unrealized loss on interest rate swaps, net		—	—	—	—	(2,631)	(386)	(3,017)
Net loss		—	—	(416)			(65)	(481)
Allocation of non-controlling interest in Operating Partnership		—	(15,805)	—	—	—	15,805	—
Balance at March 31, 2019	68,005,907	$680	$1,127,938	$12,381	$(154,944)	$(219)	$143,910	$1,129,746
Three months ended March 31, 2018
Balance at December 31, 2017	44,787,040	$448	$740,546	$7,127	$(83,718)	$3,403	$123,283	$791,089
Stock based compensation		—	81	—	—	—	783	864
Dividends and distributions paid ($0.26 per share)		—	—	—	(11,729)	—	(2,695)	(14,424)
Issuance of common stock	671,666	7	13,482	—	—	—	—	13,489
Unrealized gain on interest rate swaps, net		—	—	—	—	1,486	373	1,859
Net income		—	—	1,519	—	—	296	1,815
Allocation of non-controlling interest in Operating Partnership		—	(13,020)	—	—	—	13,020	—
Balance at March 31, 2018	45,458,706	$455	$741,089	$8,646	$(95,447)	$4,889	$135,060	$794,692

During the quarter ending March 31, 2019, the Company granted an aggregate of 143,538 performance-based long term incentive plan units in the Operating Partnership (“LTIP units”) to members of management pursuant to the 2015 Equity Incentive Plan, as amended (the “2015 Equity Incentive Plan”) subject to the Company achieving certain absolute and relative total shareholder returns through the performance period.  The awards consist of two separate tranches of 45,238 LTIP units and 98,300 LTIP units with performance periods ending on December 31, 2020 and December 31, 2021, respectively.  Fifty percent of the LTIP Units vest when earned following the end of the applicable performance period and 50% of the earned award is subject to an additional one year of vesting.  The Company also granted, during the quarter ending March 31, 2019, an aggregate of 54,041 shares of restricted common stock to members of management pursuant to the 2015 Equity Incentive Plan, of which an aggregate of 17,645 shares will vest on January 18, 2021 and an aggregate of 36,396 shares will vest on January 18, 2022.

On March 11, 2019, the Company issued an aggregate of 3,080 shares of restricted common stock to certain employees pursuant to the 2015 Equity Incentive Plan. The shares of restricted common stock will vest upon the second anniversary of the grant date so long as the grantee remains an employee of the Company on such date.

A summary of our shares of restricted common stock and LTIP unit awards at March 31, 2019 is as follows:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share	LTIP Units	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2018	24,020	$20.74	636,381	$11.47
Granted	57,121	17.04	143,538	19.20
Vested	(2,692)	19.79	(463,000)	8.91
Forfeited	—	—	(32,448)	19.15
Outstanding, March 31, 2019	78,449	$18.08	284,471	$18.66

We recognized $0.7 million in compensation expense related to our shares of restricted common stock and the LTIP unit awards for the three months ended March 31, 2019.  As of March 31, 2019, unrecognized compensation expense for both sets of awards was $5.1 million, which will be amortized over the vesting period.

A summary of dividends declared by the Company’s board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend (1)
Q1 2019	May 2, 2019	June 10, 2019	June 27, 2019	$0.26
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

ATM Programs

On March 3, 2017, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time (the “2017 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933 as amended (the “Securities Act”).

On March 4, 2019, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million from time to time (the “2019 ATM Program” and together with the 2017 ATM Program, the “ATM Programs”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.  Under the 2019 ATM Program, we may also enter into one or more forward transactions under separate master forward sale confirmations and related supplemental confirmations with each of Citibank, N.A., Bank of Montreal, Jefferies LLC, Raymond James & Associates, Inc., Royal Bank of Canada and Wells Fargo Bank, National Association for the sale of shares of our common stock on a forward basis.

No sales of shares of our common stock were made under the 2019 ATM Program during the quarter ending March 31, 2019.

The following table sets forth certain information with respect to sales made under the 2017 ATM Program as of March 31, 2019 (amounts in thousands except share amounts):

For the Three Months Ended:	Number of Shares Sold	Net Proceeds
March 31, 2019	366,455	$6,504

We have used the proceeds from such sales for general corporate purposes. As of March 31, 2019, we had approximately $225.8 million of gross sales of our common stock available under the ATM Programs, including approximately $25.8 million of gross sales available under the 2017 ATM Program.

Offering of Common Stock on a Forward Basis

On June 21, 2018, we completed an underwritten public offering of an aggregate of 20,700,000 shares of our common stock. The public offering included 13,700,000 shares sold by us directly to the underwriters (including 2,700,000 shares pursuant to the underwriters’ exercise of their option to purchase additional shares), resulting in net proceeds to us of approximately $252.9 million, after deducting underwriting discounts and commissions and our offering expenses. In connection with the public offering, we also entered into forward sale agreements with certain financial institutions, acting as forward purchasers pursuant to which the forward purchasers borrowed and the forward sellers, acting as agents for the forward purchasers, sold an aggregate of 7,000,000 shares.

On March 27, 2019, we physically settled a portion of the forward sale agreements by issuing an aggregate of 6,700,000 shares of our common stock in exchange for approximately $119.2 million in net proceeds after deducting underwriting discounts and commissions and our offering expenses. The Company accounted for the forward sale agreements as equity. Subject to our right to elect cash or net share settlement, we expect to physically settle the remaining 300,000 shares underlying the forward sale agreements no later than June 21, 2019.

8. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares of common stock and unvested LTIP units are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share.

The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three months ended March 31, 2019 and 2018 (amounts in thousands, except per share amounts):

	For the three months ended March 31,
	2019	2018
Numerator
Net income (loss)	$(481)	$1,815
Less: Non-controlling interest in Operating Partnership	65	(296)
Net income (loss) available to Easterly Government Properties, Inc.	(416)	1,519
Less: Dividends on participating securities	(28)	(279)
Net income (loss) available to common stockholders	$(444)	$1,240
Denominator for basic EPS	61,225,926	45,008,062
Dilutive effect of share-based compensation awards	—	12,803
Dilutive effect of LTIP units (1)	—	997,175
Denominator for diluted EPS	61,225,926	46,018,040
Basic EPS	$(0.01)	$0.03
Diluted EPS	$(0.01)	$0.03
(1)

During the three months ended March 31, 2019, there were approximately 284,471 unvested performance-based LTIP units, 78,449 unvested restricted shares and 300,000 unsettled forward shares that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

9. Leases

Lessor

The Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 16.0 years as of March 31, 2019), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

As discussed above in Note 2, the Company elected a practical expedient to not separate nonlease components from the associated lease component if the time and pattern of transfer for the lease and nonlease components are the same and if the lease component, if accounted for separately, would be classified as an operating lease.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of March 31, 2019 (amounts in thousands):

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Fixed lease payments	$1,301,581	121,731	149,508	125,182	107,914	98,424	698,822

Prior to the adoption of ASC 842 on January 1, 2019, the Company’s leases associated with its operating properties fell under the guidance of ASC 840. As of December 31, 2018, the future non-cancelable minimum contractual rent payments on our operating properties were as follows (amounts in thousands):

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Operating Leases
Minimum lease payments	$1,251,546	151,152	139,315	116,827	99,822	92,392	652,038

Lessee

In October 2015, we entered into a sublease agreement for office space in Washington, D.C. with a commencement date of March 2016 and expiration date of June 2021.  We also lease office space in San Diego, CA under an operating lease that commenced February 2015 and expires in April 2022.

Neither of the leases contain extension options, however they do include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. The Company has elected not to separate lease and nonlease components for both corporate office leases.

As of March 31, 2019, the Company recognized a right-of-use operating lease asset and operating lease liability of $1.2 million for the Company’s two office leases.  The Company used its incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for the Company’s operating leases as of March 31, 2019 (amounts in thousands):

As of March 31, 2019
Operating leases costs	$1,275

Other Information
Weighted average remaining lease terms (in years)	2.63
Weighted average discount rate	3.84%

In addition, the maturity of fixed lease payments under the Company’s corporate office leases as of March 31, 2019 is summarized in the table below (amounts in thousands):

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Fixed lease payments	$1,275	362	496	352	65	—	—

Prior to the adoption of ASC 842 on January 1, 2019, the Company’s corporate office leases fell under the guidance of ASC 840.  As of December 31, 2018, the future minimum rental payments under the Company’s corporate office leases were as follows (amounts in thousands):

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Corporate office leases
Minimum lease payments	$1,392	479	496	352	65	—	—

10. Revenue

The table below sets forth revenue from tenant construction projects disaggregated by tenant agency for the three months ended March 31, 2019 and March 31, 2018 (amounts in thousands):

	For the three months ended March 31,
Tenant	2019	2018
Federal Bureau of Investigation (“FBI”)	$1,119	$58
Department of Veteran Affairs (“VA”)	450	787
Drug Enforcement Administration (“DEA”)	127	23
Food and Drug Administration (“FDA”)	77	—
U.S. Forest Service (“USFS”)	16	29
U.S. Citizenship and Immigration Services (“USCIS”)	14	—
Internal Revenue Service (“IRS”)	6	—
The Judiciary of the U.S. Government (“JUD”)	4	100
Social Security Administration (“SSA”)	1	—
U.S. Coast Guard (“USCG”)	—	6
Immigration and Customs Enforcement (“ICE”)	—	9
National Park Service (“NPS”)	—	31
	$1,814	$1,043

The balance in Accounts receivable related to tenant construction projects was $3.4 million as of March 31, 2019 and $2.4 million as of December 31, 2018.

The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant.  There were no projects ongoing as of March 31, 2019 with a duration of greater than one year.

During the three months ended March 31, 2019, the Company also recognized $0.2 million in parking garage income generated from the operations of parking garages situated on the Various GSA - Buffalo property acquired in third quarter of 2018 and on the Various GSA - Portland property acquired in the first quarter of 2019.  The monthly and transient daily parking revenue falls within the scope of ASC 606 and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied.  No parking garage income was generated during the three months ended March 31, 2018.  The balance in Accounts receivable related to parking garage income was $0.1 million as of March 31, 2019 and less than $0.1 million as of December 31, 2018.

Additionally, the Company also earns credits on its utility bills at certain properties for the use of energy efficient building materials, which also fall within the scope of ASC 606.  The pattern of recognition for the credits is in line with the recognition of the associated utility expense.  The Company recognized less than $0.1 million in energy credit income during both the three months ended March 31, 2019 and March 31, 2018.

There were no contract assets or liabilities as of March 31, 2019 or December 31, 2018.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or nongovernmental tenants. At March 31, 2019, the U.S Government accounted for approximately 98.2% of rental income and non-governmental tenants accounted for the remaining approximately 1.8%.

Seventeen of our 65 operating properties are located in California, accounting for approximately 22.3% of our total rentable square feet and approximately 28.2% of our total annualized lease income as of March 31, 2019. In addition, we owned one property under development located in California. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

12. Subsequent Events

For its consolidated financial statements as of March 31, 2019, the Company evaluated subsequent events and noted no significant events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution investors that forward-looking statements are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, and similar expressions, which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

the factors included under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the factors included under the heading “Risk Factors” in the Company’s other public filings;

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

For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, we wholly owned 65 operating properties in the United States, including 63 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 5.6 million square feet in the aggregate. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.1 million square feet upon completion. We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. As of March 31, 2019, we owned approximately 87.3% of the aggregate limited partnership interests in our operating partnership, or common units. We have elected to be taxed as a REIT and we believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2015.

Recent Acquisitions

On January 31, 2019, the Company completed the acquisition of the three remaining properties (the “Final Closing Properties”) in a 1,479,762-square foot portfolio of 14 properties acquired pursuant to a purchase and sale agreement entered into on June 15, 2018.  On September 13, 2018, the Company completed the acquisition of eight of the portfolio properties, consisting of the following properties (listed by primary tenant agency, if applicable, and location): Various GSA - Buffalo, NY, Various GSA - Chicago, IL, TREAS - Parkersburg, WV, SSA - Charleston, WV, FBI - Pittsburgh, PA, GSA - Clarksburg, WV, ICE - Pittsburgh, PA and SSA - Dallas, TX.  On October 16, 2018, the Company completed the acquisition of three additional portfolio properties consisting of the following (listed by primary tenant agency and location): JUD - Charleston, SC, VA - Baton Rouge, LA and DEA - Bakersfield, CA.  The Final Closing Properties include the following (listed by primary tenant agency, if applicable, and location): DEA - Sterling, VA, FDA - College Park, MD, and Various GSA - Portland, OR.

Operating Properties

As of March 31, 2019, our 65 operating properties were 100% leased with a weighted average annualized lease income per leased square foot of $34.14 and a weighted average age of approximately 13.0 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight-line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our operating properties as of March 31, 2019 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,111,542	8.4%	$49.18
Various GSA - Buffalo (3)	Buffalo, NY	O	2019 - 2025	267,766	8,355,541	4.5%	31.20
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,826,753	3.7%	40.27
Various GSA - Portland (4)	Portland, OR	O	2019 - 2025	223,261	6,805,188	3.6%	31.00
IRS - Fresno	Fresno, CA	O	2033	180,481	6,735,703	3.5%	37.32
PTO - Arlington	Arlington, VA	O	2035	190,546	6,582,573	3.4%	34.55
Various GSA - Chicago (5)	Des Plaines, IL	O	2020 / 2022	232,759	6,413,880	3.4%	28.61
VA - San Jose	San Jose, CA	OC	2038	90,085	5,782,190	3.0%	64.19
FBI - San Antonio	San Antonio, TX	O	2021	148,584	5,159,501	2.7%	34.72
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,639,964	2.4%	22.06
FBI - Omaha	Omaha, NE	O	2024	112,196	4,484,605	2.3%	39.97
TREAS - Parkersburg	Parkersburg, WV	O	2021	182,500	4,421,565	2.3%	24.23
EPA - Kansas City	Kansas City, KS	L	2023	71,979	4,203,862	2.2%	58.40
VA - South Bend	Mishakawa, IN	OC	2032	86,363	3,983,881	2.1%	46.13
ICE - Charleston (6)	North Charleston, SC	O	2021 / 2027	86,733	3,808,521	2.0%	43.91
DOT - Lakewood	Lakewood, CO	O	2024	122,225	3,490,218	1.8%	28.56
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	3,392,718	1.8%	33.91
USCIS - Lincoln	Lincoln, NE	O	2020	137,671	3,381,053	1.8%	24.56
JUD - El Centro	El Centro, CA	C/O	2019	43,345	3,117,769	1.6%	71.93
FBI - Birmingham	Birmingham, AL	O	2020	96,278	3,089,244	1.6%	32.09
OSHA - Sandy	Sandy, UT	L	2024	75,000	2,988,944	1.6%	39.85
FDA - College Park	College Park, MD	L	2029	80,677	2,957,789	1.5%	36.66
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	2,946,150	1.5%	29.84
USFS I - Albuquerque	Albuquerque, NM	O	2021	92,455	2,817,700	1.5%	30.48
DEA - Vista	Vista, CA	L	2020	54,119	2,798,970	1.5%	51.72
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,785,682	1.5%	65.58
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,757,943	1.4%	38.79
FBI - Richmond	Richmond, VA	O	2021	96,607	2,752,977	1.4%	28.50
JUD - Del Rio	Del Rio, TX	C/O	2024	89,880	2,697,741	1.4%	30.01
DEA - Dallas Lab	Dallas, TX	L	2021	49,723	2,424,579	1.3%	48.76
DEA - Sterling	Sterling, VA	L	2020	49,692	2,402,778	1.3%	48.35
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,368,390	1.2%	28.30
SSA - Charleston	Charleston, WV	O	2019	110,000	2,333,525	1.2%	21.21
DEA - Upper Marlboro	Upper Marlboro, MD	L	2022	50,978	2,287,506	1.2%	44.87
FBI - Little Rock	Little Rock, AR	O	2021	101,977	2,246,496	1.2%	22.03
MEPCOM - Jacksonville	Jacksonville, FL	O	2025	30,000	2,189,904	1.1%	73.00
CBP - Savannah	Savannah, GA	L	2033	35,000	2,137,168	1.1%	61.06
FBI - Albany	Albany, NY	O	2019	98,184	2,097,634	1.1%	21.36
DEA - Santa Ana	Santa Ana, CA	O	2024	39,905	2,090,935	1.1%	52.40
CBP - Chula Vista	Chula Vista, CA	O	2028	59,322	2,080,409	1.1%	35.07
DOE - Lakewood	Lakewood, CO	O	2029	115,650	2,064,224	1.1%	17.85
JUD - Charleston	Charleston, SC	C/O	2019	50,888	1,810,980	0.9%	35.59
NPS - Omaha	Omaha, NE	O	2024	62,772	1,763,028	0.9%	28.09
ICE - Otay	San Diego, CA	O	2022 / 2026	52,881	1,748,238	0.9%	35.35
VA - Golden	Golden, CO	O/W	2026	56,753	1,730,118	0.9%	30.49
DEA - Dallas	Dallas, TX	O	2021	71,827	1,691,527	0.9%	23.55
CBP - Sunburst	Sunburst, MT	O	2028	33,000	1,602,127	0.8%	48.55
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,593,519	0.8%	26.76
DEA - Otay (7)	San Diego, CA	O	2019	32,560	1,573,889	0.8%	48.34
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,476,514	0.8%	31.43
DEA - Birmingham (8)	Birmingham, AL	O	2020	35,616	1,466,342	0.8%	41.17
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,435,217	0.8%	37.79
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,431,148	0.7%	22.45
DEA - Albany	Albany, NY	O	2025	31,976	1,349,109	0.7%	42.19
DEA - Riverside	Riverside, CA	O	2032	34,354	1,237,933	0.6%	36.03
SSA - Dallas	Dallas, TX	O	2020	27,200	1,073,215	0.6%	39.46
ICE - Pittsburgh (9)	Pittsburgh, PA	O	2022 / 2023	33,425	789,833	0.4%	31.29
JUD - South Bend	South Bend, IN	C/O	2027	30,119	774,616	0.4%	25.72
VA - Baton Rouge	Baton Rouge, LA	OC	2019	30,000	772,128	0.4%	25.74

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased (Cont.)
DEA - San Diego	San Diego, CA	W	2032	16,100	557,113	0.3%	34.60
SSA - Mission Viejo	Mission Viejo, CA	O	2020	11,590	534,495	0.3%	46.12
DEA - Bakersfield	Bakersfield, CA	O	2021	9,800	355,708	0.2%	36.30
SSA - San Diego	San Diego, CA	O	2032	10,856	334,747	0.2%	33.28
Subtotal				5,445,468	$190,115,259	99.5%	$35.07
Privately Leased
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	105,641	542,600	0.3%	5.14
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	409,366	0.2%	5.84
Subtotal				175,719	$951,966	0.5%	$5.42
Total / Weighted Average				5,621,187	$191,067,225	100.0%	$34.14
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	The year of lease expiration does not include renewal options.
(3)	Private tenants occupy 15,374 rentable square feet.
(4)	Private tenants occupy 50,222 rentable square feet.
(5)	Private tenants occupy 2,987 rentable square feet.
(6)	A private tenant occupies 21,609 rentable square feet.
(7)	ICE occupies 5,813 rentable square feet.
(8)	The ATF occupies 8,680 rentable square feet.
(9)	A private tenant occupies 3,854 rentable square feet.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 16.0 years as of March 31, 2019), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place as of March 31, 2019.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2019	7	334,887	6.0%	8,899,939	4.7%	26.58
2020	19	735,679	13.1%	24,330,463	12.7%	33.07
2021	13	940,098	16.8%	27,723,814	14.5%	29.49
2022	6	123,321	2.2%	4,730,268	2.5%	38.36
2023	9	287,778	5.1%	7,974,659	4.2%	27.71
2024	8	587,374	10.5%	19,545,286	10.2%	33.28
2025	6	187,680	3.4%	7,671,997	4.0%	40.88
2026	3	157,011	2.8%	4,732,913	2.5%	30.14
2027	5	325,944	5.8%	11,707,346	6.1%	35.92
2028	3	162,400	2.9%	4,091,902	2.1%	25.20
Thereafter	17	1,754,320	31.4%	69,658,638	36.5%	39.71
Total / Weighted Average	96	5,596,492	100.0%	$191,067,225	100.0%	$34.14

(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of March 31, 2019, fifteen tenants occupying approximately 5.6% of our rentable square feet and contributing approximately 4.2% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2019 and 2018

The financial information presented below summarizes the results of operations of the Company for the three months ended March 31, 2019 and 2018 (amounts in thousands). Certain prior year amounts have been reclassified to conform with the current year presentation as a result of the adoption of ASC 842, effective January 1, 2019.

	For the three months ended March 31,
	2019	2018	Change
Revenues
Rental income	$48,488	$34,831	$13,657
Tenant reimbursements	1,584	941	643
Other income	535	202	333
Total revenues	50,607	35,974	14,633
Expenses
Property operating	9,963	6,560	3,403
Real estate taxes	5,755	3,700	2,055
Depreciation and amortization	22,451	14,634	7,817
Acquisition costs	470	224	246
Corporate general and administrative	4,317	3,459	858
Total expenses	42,956	28,577	14,379
Other expenses
Interest expense	(8,132)	(5,582)	(2,550)
Net income (loss)	$(481)	$1,815	$(2,296)

Revenues

Total revenue consists primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenue increased by $14.6 million to $50.6 million for the three months ended March 31, 2019 compared to $36.0 million for the three months ended March 31, 2018. The increase is primarily attributable to an additional $14.3 million of revenue from the eighteen operating properties acquired and one development property placed in service since March 31, 2018 and a $0.7 million increase in tenant project reimbursements and the associated project management income, offset by a $0.6 million decrease in the timing of intangible asset amortization.

Expenses

Total expenses increased by $14.4 million to $43.0 million for the three months ended March 31, 2019 compared to $28.6 million for the three months ended March 31, 2018. The increase is primarily attributable to $13.3 million in property operating expenses, real estate taxes, and depreciation and amortization associated with the eighteen operating properties acquired and one development property placed in service since March 31, 2018 and a $0.6 million increase in expenses associated with projects fully reimbursed by the tenants, partially offset by a $1.3 million decrease in depreciation related to the timing of intangible asset amortization. Additionally, corporate general and administrative costs increased by $0.9 million primarily due to an increase in employee costs.

Interest Expense

Interest expense increased by $2.6 million to $8.1 million for the three months ended March 31, 2019 compared to $5.6 million for the three months ended March 31, 2018. The increase is primarily due to a $1.3 million increase in interest on our 2016 term loan facility and our 2018 term loan facility, which were amended and entered into, respectively, subsequent to March 31, 2018 and a $1.4 million increase in interest on our revolving credit facility due to an increase in the weighted average interest rate from 3.10% during the three months ended March 31, 2018 to 3.75% during the three months ended March 31, 2019.  This increase was partially offset by a $0.3 million decrease in interest due to an increase in capitalized interest associated with properties under development.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At March 31, 2019, we had $8.7 million available in cash and cash equivalents and there was $265.5 million available under our revolving credit facility (as defined below).

Our primary expected sources of capital are as follows:

•	cash and cash equivalents;
•	operating cash flow;
•	available borrowings under our revolving credit facility;
•	issuance of long-term debt;
•	issuance of equity, including under our ATM Programs (as described below); and
•	asset sales.

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•	development and redevelopment activities, including major redevelopment, renovation or expansion programs at individual properties;
•	property acquisitions under contract;
•	tenant improvements allowances and leasing costs;
•	recurring maintenance and capital expenditures;
•	debt repayment requirements;
•	corporate and administrative costs;
•	interest payments on our outstanding indebtedness;
•	interest swap payments; and
•	distribution payments.

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

Equity

ATM Program

On March 3, 2017, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time (the “2017 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.

On March 4, 2019, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million from time to time (the “2019 ATM Program” and together with the 2017 ATM Program, the “ATM Programs”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.  Under the 2019 ATM Program, we may also enter into one or more forward transactions under separate master forward sale confirmations and related supplemental confirmations with each of Citibank, N.A., Bank of Montreal, Jefferies LLC, Raymond James & Associates, Inc., Royal Bank of Canada and Wells Fargo Bank, National Association for the sale of shares of our common stock on a forward basis.

No sales of shares of our common stock were made under the 2019 ATM Program during the quarter ending March 31, 2019.

The following table sets forth certain information with respect to sales made under the 2017 ATM Program as of March 31, 2019 (amounts in thousands, except share amounts):

For the Three Months Ended:	Number of Shares Sold	Net Proceeds
March 31, 2019	366,455	$6,504

We have used the proceeds from such sales for general corporate purposes. As of March 31, 2019, we had approximately $225.8 million of gross sales of our common stock available under the ATM Programs, including approximately $25.8 million of gross sales available under the 2017 ATM Program.

Offering of Common Stock on a Forward Basis

On June 21, 2018, we completed an underwritten public offering of an aggregate of 20,700,000 shares of our common stock. The public offering included 13,700,000 shares sold by us directly to the underwriters (including 2,700,000 shares pursuant to the underwriters’ exercise of their option to purchase additional shares), resulting in net proceeds to us of approximately $252.9 million, after deducting underwriting discounts and commissions and our offering expenses. In connection with the public offering, we also entered into forward sale agreements with certain financial institutions, acting as forward purchasers pursuant to which the forward purchasers borrowed and the forward sellers, acting as agents for the forward purchasers, sold an aggregate of 7,000,000 shares.

On March 27, 2019, we physically settled a portion of the forward sale agreements by issuing an aggregate of 6,700,000 shares of our common stock in exchange for approximately $119.2 million in net proceeds after deducting underwriting discounts and commissions and our offering expenses. Subject to our right to elect cash or net share settlement, we expect to physically settle the remaining 300,000 shares underlying the forward sale agreements no later than June 21, 2019.

Debt

The following table sets forth certain information with respect to our outstanding indebtedness as of March 31, 2019 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2019	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$184,500	L + 125bps	June 2022 (3)
Total revolving credit facility	184,500

Term loan facilities:
2016 term loan facility	100,000	2.62% (4)	March 2024
2018 term loan facility	150,000	3.91% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,671)
Total term loan facilities, net	248,329

Notes payable:
Senior unsecured notes payable, series A	95,000	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	4.30%	May 2032
Total notes payable	175,000
Less: Total unamortized deferred financing fees	(1,196)
Total notes payable, net	173,804

Mortgage notes payable:
CBP - Savannah	13,312	3.40% (6)	July 2033
ICE - Charleston	18,338	4.21% (6)	January 2027
MEPCOM - Jacksonville	9,659	4.41% (6)	October 2025
USFS II - Albuquerque	16,501	4.46% (6)	July 2026
DEA - Pleasanton	15,700	L + 150bps (6)	October 2023
VA - Loma Linda	127,500	3.59% (6)	July 2027
VA - Golden	9,300	5.00% (6)	April 2024
Total mortgage notes payable	210,310
Less: Total unamortized deferred financing fees	(1,788)
Less: Total unamortized premium/discount	258
Total mortgage notes payable, net	208,780

Total debt	$815,413
(1)

At March 31, 2019, the one-month LIBOR (“L”) was 2.49%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the revolving credit facility and the term loan facilities is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Available capacity of $265.5 million at March 31, 2019 with an accordion feature that provides additional capacity of up to $250.0 million, subject to the satisfaction of customary terms and conditions.

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

Our revolving credit facility, term loan facilities, unsecured notes, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2019, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of March 31, 2019 (dollar amounts in thousands):

Debt Capital Structure	March 31, 2019
Total principal outstanding	$819,810
Weighted average maturity	6.2 years
Weighted average interest rate	3.7%
% Variable debt	24.4%
% Fixed debt (1)	75.6%
% Secured debt	25.6%
(1)	Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend (1)
Q1 2019	May 2, 2019	June 10, 2019	June 27, 2019	$0.26
(1)

Prior to the end of the performance period as set forth in the applicable award for long term incentive plan units in our Operating Partnership (“LTIP units”), holders of LTIP units are entitled to receive dividends per LTIP unit equal to 10% of the dividend paid per common unit.  After the end of the performance period, the number of LTIP units, both vested and unvested, that LTIP award recipients have earned, if any, are entitled to receive dividends in an amount per LTIP unit equal to dividends, both regular and special, payable per common unit.

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2019.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the operating expenses that are passed through to our tenants and by contractual rent increases. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flows

The following table sets forth a summary of cash flows for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	For the three months ended March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$13,976	$12,113
Investing activities	(167,954)	(11,626)
Financing activities	156,198	(2,708)

Operating Activities

The Company generated $14.0 million and $12.1 million of cash from operating activities during the three months ended March 31, 2019 and 2018, respectively. Net cash provided by operating activities for the three months ended March 31, 2019 includes $20.3 million in net cash from rental activities net of expenses offset by $6.3 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities. Net cash provided by operating activities for the three months ended March 31, 2018 includes a $13.5 million increase in net cash from rental activities net of expenses offset by $1.4 million related to the change in rents receivable, accounts receivable, prepaid and other assets, and accounts payable and accrued liabilities.

Investing Activities

The Company used $168.0 million and $11.6 million in cash for investing activities during the three months ended March 31, 2019 and 2018, respectively. Net cash used in investing activities for the three months ended March 31, 2019 includes $152.1 million in real estate acquisitions related to the purchase of the Final Closing Properties, $18.8 million in additions to development properties and $0.9 million in additions to operating properties, offset by a $3.8 million decrease in deposits on acquisitions. Net cash used in investing activities for the three months ended March 31, 2018 includes $10.4 million in additions to development properties, $0.9 million in additions to operating properties and $0.3 million increase in deposits on acquisitions.

Financing Activities

The Company generated $156.2 million and used $2.7 million in cash from financing activities during the three months ended March 31, 2019 and 2018, respectively. Net cash generated by financing activities for the three months ended March 31, 2019 includes $131.2 million in gross proceeds from issuance of shares of our common stock and $178.8 million in draws under our revolving credit facility, offset by $129.0 million in net pay downs under our revolving credit facility, $18.4 million in dividend payments, $5.5 million in payment of offering costs and $0.8 million in mortgage notes payable repayment. Net cash used by financing activities for the three months ended March 31, 2018 includes $14.4 million in dividend payments, $1.0 million in net pay downs under our revolving credit facility and $0.8 million in mortgage debt repayment, offset by $13.5 million in net proceeds from issuance of shares of our common stock.

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

Funds From Operations and Funds From Operations, as Adjusted

Funds From Operations, or FFO, is a supplemental measure of our performance. We present FFO calculated in accordance with the current National Association of Real Estate Investment Trusts, or Nareit, definition as defined in the Nareit FFO White Paper – Restatement 2018. In addition, we present FFO, as Adjusted for certain other adjustments that we believe enhance the comparability of our FFO across periods and to the FFO reported by other publicly traded REITs. FFO is a supplemental performance measure that is commonly used in the real estate industry to assist investors and analysts in comparing results of REITs.

FFO is defined by Nareit as net income, (calculated in accordance with GAAP), excluding:

•	Depreciation and amortization related to real estate.
•	Gains and losses from the sale of certain real estate assets.
•	Gains and losses from change in control.
•	Impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

We present FFO because we consider it an important supplemental measure of our operating performance, and we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting results.

We adjust FFO to present FFO, as Adjusted as an alternative measure of our operating performance, which, when applicable, excludes the impact of acquisition costs, straight-line rent, above-/below-market leases, non-cash interest expense, non-cash compensation and other non-cash items. By excluding these income and expense items from FFO, as Adjusted, we believe we provide useful information as these items have no cash impact.  In addition, by excluding acquisition related costs we believe FFO, as Adjusted provides useful information that is comparable across periods and more accurately reflects the operating performance of our properties.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	For the three months ended March 31,
	2019	2018
Net income (loss)	$(481)	$1,815
Depreciation and amortization	22,451	14,634
Funds From Operations	21,970	16,449
Adjustments to FFO:
Acquisition costs	470	224
Straight-line rent and other non-cash adjustments	(974)	(1,794)
Above-/below-market leases	(1,729)	(2,279)
Non-cash interest expense	322	264
Non-cash compensation	734	864
FFO, as Adjusted	$20,793	$13,728

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2019, $619.6 million, or 75.6% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $200.2 million, or 24.4% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.5 million annually.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of March 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

101*

The following materials from Easterly Government Properties, Inc.’s Quarterly Report on Form 10-Q for three months ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the related notes to these consolidated financial statements

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: May 7, 2019	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: May 7, 2019	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)