Form 10-Q
period 2019-06-30
Easterly Government Properties, Inc.
filed 2019-08-02
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

   As of July 26, 2019, the registrant had 78,443,396 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	June 30, 2019	December 31, 2018
Assets
Real estate properties, net	$1,857,730	$1,626,617
Cash and cash equivalents	9,737	6,854
Restricted cash	5,184	4,251
Deposits on acquisitions	1,900	7,070
Rents receivable	25,323	21,140
Accounts receivable	13,367	11,690
Deferred financing, net	2,104	2,459
Intangible assets, net	176,232	165,668
Interest rate swaps	852	4,563
Prepaid expenses and other assets	14,808	11,238
Total assets	$2,107,237	$1,861,550
Liabilities
Revolving credit facility	262,000	134,750
Term loan facilities, net	248,420	248,238
Notes payable, net	173,831	173,778
Mortgage notes payable, net	207,966	209,589
Intangible liabilities, net	28,206	30,835
Interest rate swaps	6,276	1,797
Accounts payable and accrued liabilities	42,613	37,310
Total liabilities	969,312	836,297

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 69,601,138 and 60,849,206 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	696	608
Additional paid-in capital	1,155,327	1,017,415
Retained earnings	18,023	12,831
Cumulative dividends	(172,642)	(139,103)
Accumulated other comprehensive income (loss)	(4,751)	2,412
Total stockholders’ equity	996,653	894,163
Non-controlling interest in Operating Partnership	141,272	131,090
Total equity	1,137,925	1,025,253
Total liabilities and equity	$2,107,237	$1,861,550

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues
Rental income	$50,513	$35,288	$99,001	$70,119
Tenant reimbursements	1,655	1,260	3,239	2,201
Other income	581	424	1,116	626
Total revenues	52,749	36,972	103,356	72,946
Expenses
Property operating	10,934	7,223	20,897	13,783
Real estate taxes	5,465	3,845	11,220	7,545
Depreciation and amortization	22,967	14,588	45,418	29,222
Acquisition costs	452	499	922	723
Corporate general and administrative	4,667	3,623	8,984	7,082
Total expenses	44,485	29,778	87,441	58,355
Other (expense) income
Interest expense, net	(8,018)	(5,475)	(16,150)	(11,057)
Gain on the sale of operating property	6,245	—	6,245	—
Net income	6,491	1,719	6,010	3,534
Non-controlling interest in Operating Partnership	(849)	(279)	(784)	(575)
Net income available to Easterly Government Properties, Inc.	$5,642	$1,440	$5,226	$2,959
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.08	$0.02	$0.08	$0.05
Diluted	$0.08	$0.02	$0.08	$0.05
Weighted-average common shares outstanding
Basic	68,247,822	47,531,128	64,756,271	46,276,125
Diluted	68,419,665	49,124,886	64,901,261	47,845,560
Dividends declared per common share	$0.26	$0.26	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income	$6,491	$1,719	$6,010	$3,534
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps, net	(5,173)	662	(8,190)	2,521
Other comprehensive income (loss)	(5,173)	662	(8,190)	2,521
Comprehensive income (loss)	1,318	2,381	(2,180)	6,055
Non-controlling interest in Operating Partnership	(849)	(279)	(784)	(575)
Other comprehensive (income) loss attributable to non-controlling interest	641	141	1,027	(232)
Comprehensive income (loss) attributable to Easterly Government Properties, Inc.	$1,110	$2,243	$(1,937)	$5,248

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$6,010	$3,534
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	45,418	29,222
Straight line rent	(1,566)	(3,073)
Amortization of above- / below-market leases	(3,244)	(4,518)
Amortization of unearned revenue	(134)	(52)
Amortization of loan premium / discount	(40)	(42)
Amortization of deferred financing costs	685	605
Gain on sale of operating property	(6,245)	—
Non-cash compensation	1,431	1,576
Net change in:
Rents receivable	(2,929)	1,742
Accounts receivable	(1,677)	1,149
Prepaid expenses and other assets	(3,132)	(1,988)
Accounts payable and accrued liabilities	3,856	459
Net cash provided by operating activities	38,433	28,614
Cash flows from investing activities
Real estate acquisitions and deposits	(257,565)	(20,576)
Additions to operating properties	(2,172)	(2,425)
Additions to development properties	(33,844)	(21,125)
Proceeds from sale of operating property, net	19,943	—
Net cash used in investing activities	(273,638)	(44,126)
Cash flows from financing activities
Payment of deferred financing costs	—	(3,070)
Issuance of common shares	158,054	297,805
Credit facility draws	287,000	19,000
Credit facility repayments	(159,750)	(118,750)
Repayments of mortgage notes payable	(1,678)	(1,560)
Dividends and distributions paid	(38,709)	(29,196)
Payment of offering costs	(5,896)	(11,083)
Net cash provided by financing activities	239,021	153,146
Net increase in Cash and cash equivalents and Restricted cash	3,816	137,634
Cash and cash equivalents and Restricted cash, beginning of period	11,105	16,201
Cash and cash equivalents and Restricted cash, end of period	$14,921	$153,835

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the six months ended June 30,
	2019	2018
Cash paid for interest, net of capitalized interest	$15,485	$10,766
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$714	$652
Additions to development properties accrued, not paid	12,119	7,419
Financing costs accrued, not paid	—	137
Offering costs accrued, not paid	2	246
Deferred asset acquisition costs accrued, not paid	23	256
Unrealized (loss) gain on interest rate swaps, net	(8,190)	2,521
Debt assumed on acquisition of operating property	—	9,414
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(1,505)	$(3,039)
Common stock	1	2
Additional paid-in capital	1,504	3,037
Total	$—	$—

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

The Company is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2015. The operations of the Company are carried on primarily through Easterly Government Properties LP (the “Operating Partnership”) and the wholly owned subsidiaries of the Operating Partnership. As used herein, the “Company,” “we,” “us,” or “our” refer to Easterly Government Properties, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

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

As of June 30, 2019, we wholly owned 66 operating properties in the United States that were 100% leased, including 64 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 6.1 million square feet in the aggregate. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.1 million square feet upon completion. We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. The Company is the sole general partner of the Operating Partnership. The Company owned approximately 87.6% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at June 30, 2019. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2019, and the consolidated results of operations for the three and six months ended June 30, 2019 and 2018 and the consolidated cash flows for the six months ended June 30, 2019 and 2018. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Additionally, in July 2018, the FASB issued ASU 2018-11, Target Improvements to Topic 842 Leases.  ASU 2018-11 provides lessors a practical expedient to not separate nonlease components from the associated lease component if the timing and pattern of transfer for the lease and nonlease components are the same and if the lease component, if accounted for separately, would be classified as an operating lease.  Lease components are elements of an arrangement that provide the customer with the right to use an identified asset. Nonlease components are distinct elements of a contract that are not related to securing the use of the leased asset and revenue is recognized in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts and Customers (“ASC 606”). The Company assessed and concluded that the timing and pattern of transfer for nonlease components and the associated lease component are the same. The Company determined that the predominant component was the lease component and as such the Company has made a policy election to account for and present the lease component and the nonlease component as a single component in the revenue section of the Consolidated Statements of Operations.  While application of the practical expedient did not result in a material change to the recognition of rental income, nonlease components included within Tenant reimbursement prior to the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”) are now included within Rental income on the Company's Consolidated Statements of Operations.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842):  Codification Improvements which amended the transition guidance in ASC 842 to explicitly exempt entities from the interim disclosures required by Accounting Standards Codification Topic ASC 205, Presentation of Financial Statements, related to changes in accounting principles.  The provision is applicable at the time that entities adopt ASC 842, however implementation of this update did not have a material impact on our consolidated financial statements.

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

3. Real Estate and Intangibles

Acquisitions

During the six months ended June 30, 2019, we acquired five operating properties in asset acquisitions, consisting of the Final Closing Properties (as defined below), JSC – Suffolk and FBI – New Orleans for an aggregate purchase price of $262.8 million. We allocated the aggregate purchase price based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$20,201
Building	209,002
Acquired tenant improvements	2,694
Total real estate	231,897
Intangible assets
In-place leases	26,964
Acquired leasing commissions	5,115
Above-market leases	161
Total intangible assets	32,240
Intangible liabilities
Below-market leases	(1,361)
Total intangible liabilities	(1,361)
Purchase price	$262,776

We did not assume any debt upon acquisition of these properties. The intangible assets and liabilities of operating properties acquired during the six months ended June 30, 2019 have a weighted average amortization period of 7.46 years as of June 30, 2019. During the six months ended June 30, 2019, we included $7.2 million of revenues and $0.8 million of net income in our Consolidated Statements of Operations related to the operating properties acquired.

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

During the six months ended June 30, 2019, we incurred $0.9 million of acquisition-related expenses mainly consisting of internal costs associated with property acquisitions.

Dispositions

On May 8, 2019, the Company sold CBP – Chula Vista to a third party. Net proceeds from the sale of operating property were approximately $19.9 million and we recognized the full gain on the sale of operating property of approximately $6.2 million for the six months ended June 30, 2019.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of June 30, 2019 (amounts in thousands):

Total
Real estate properties, net
Land	$175,439
Building	1,650,574
Acquired tenant improvements	71,540
Construction in progress	89,546
Accumulated depreciation	(129,369)
Total Real estate properties, net	1,857,730
Intangible assets, net
In-place leases	230,803
Acquired leasing commissions	48,772
Above market leases	11,054
Accumulated amortization	(114,397)
Total Intangible assets, net	176,232
Intangible liabilities, net
Below market leases	(65,328)
Accumulated amortization	37,122
Total Intangible liabilities, net	$(28,206)

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of June 30, 2019 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2019	$683	$(3,753)
2020	1,169	(6,870)
2021	729	(4,799)
2022	639	(3,190)
2023	616	(2,992)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Debt

At June 30, 2019, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	June 30, 2019	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$262,000	L + 130bps	June 2022 (3)
Total revolving credit facility	262,000

Term loan facilities:
2016 term loan facility	100,000	2.67% (4)	March 2024
2018 term loan facility	150,000	3.96% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,580)
Total term loan facilities, net	248,420

Notes payable:
Senior unsecured notes payable, series A	95,000	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	4.30%	May 2032
Total notes payable	175,000
Less: Total unamortized deferred financing fees	(1,169)
Total notes payable, net	173,831

Mortgage notes payable:
CBP - Savannah	13,128	3.40% (6)	July 2033
ICE - Charleston	18,035	4.21% (6)	January 2027
MEPCOM - Jacksonville	9,424	4.41% (6)	October 2025
USFS II - Albuquerque	16,420	4.46% (6)	July 2026
DEA - Pleasanton	15,700	L + 150bps (6)	October 2023
VA - Loma Linda	127,500	3.59% (6)	July 2027
VA - Golden	9,260	5.00% (6)	April 2024
Total mortgage notes payable	209,467
Less: Total unamortized deferred financing fees	(1,739)
Less: Total unamortized premium/discount	238
Total mortgage notes payable, net	207,966

Total debt	$892,217
(1)

At June 30, 2019, the one-month LIBOR (“L”) was 2.40%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our revolving credit facility and term loan facilities is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Available capacity of $188.0 million at June 30, 2019 with an accordion feature that provides additional capacity of up to $250.0 million, subject to the satisfaction of customary terms and conditions.

(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.67% annually, based on the Company’s consolidated leverage ratio, as defined in the 2016 term loan facility agreement.

(5)

Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 3.96% annually, based on the Company’s consolidated leverage ratio, as defined in the 2018 term loan facility agreement.

(6)

Effective interest rates are as follows: CBP - Savannah 4.12%, ICE - Charleston 3.93%, MEPCOM - Jacksonville 3.89%, USFS II - Albuquerque 3.92%, DEA - Pleasanton 1.80%, VA - Loma Linda 3.78%, VA - Golden 5.03%.

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of June 30, 2019 related to its revolving credit facility, 2016 term loan facility, 2018 term loan facility, notes payable and mortgage notes payable.

Fair Value of Debt

As of June 30, 2019, the carrying value of our revolving credit facility approximated fair value. In determining the fair value we considered the short term maturity, variable interest rate and credit spreads. We deem the fair value of our revolving credit facility as a Level 3 measurement.

As of June 30, 2019, the carrying value of our 2016 term loan facility approximated fair value. In determining the fair value we considered the variable interest rate and credit spreads. We deem the fair value of our 2016 term loan facility as a Level 3 measurement.

As of June 30, 2019, the carrying value of our 2018 term loan facility approximated fair value. In determining the fair value we considered the variable interest rate and credit spreads. We deem the fair value of our 2018 term loan facility as a Level 3 measurement.

As of June 30, 2019, the fair value of our notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our notes payable instruments as a Level 3 measurement. At June 30, 2019, the fair value of our notes payable was $182.8 million.

As of June 30, 2019, the fair value of our mortgage notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage notes payable instruments as a Level 3 measurement. At June 30, 2019, the fair value of our mortgage notes payable was $213.7 million.

5. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of June 30, 2019 (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	1.41%	One-Month LIBOR	March 29, 2017	September 29, 2023	$852
$150,000	2.71%	One-Month LIBOR	December 13, 2018	June 19, 2023	$(6,276)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet as of June 30, 2019 (amounts in thousands):

Balance Sheet Line Item	As of June 30, 2019
Interest rate swaps - Asset	$852
Interest rate swaps - Liability	$(6,276)

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s variable rate debt.

Amounts reported in Accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate debt. The Company estimates that $0.8 million will be reclassified from Accumulated other comprehensive income (loss) as an increase to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Unrealized gain (loss) recognized in AOCI	$(5,002)	$790	$(7,827)	$2,696
Gain reclassified from AOCI into interest expense	171	128	363	175

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.  As of June 30, 2019, the net fair value of derivatives in a liability position related to these agreements was $5.6 million. As of June 30, 2019, the Company had not breached the provisions of these agreements and has not posted any collateral related to these agreements.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates.   While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2019 were classified as Level 2 of the fair value hierarchy.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of June 30, 2019
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$852	$—
Interest rate swaps - Liability	$—	$(6,276)	$—

7. Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended June 30, 2019 and 2018 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended June 30, 2019
Balance at March 31, 2019	68,005,907	$680	$1,127,938	$12,381	$(154,944)	$(219)	$143,910	$1,129,746
Stock based compensation		—	210	—	—	—	485	695
Dividends and distributions paid ($0.26 per share)		—	—	—	(17,698)	—	(2,577)	(20,275)
Grant of unvested restricted stock	32,840	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	61,679	1	1,011	—	—	—	(1,012)	—
Issuance of common stock	1,500,712	15	26,426	—	—	—	—	26,441
Unrealized loss on interest rate swaps, net		—	—	—	—	(4,532)	(641)	(5,173)
Net income		—	—	5,642			849	6,491
Allocation of non-controlling interest in Operating Partnership		—	(258)	—	—	—	258	—
Balance at June 30, 2019	69,601,138	$696	$1,155,327	$18,023	$(172,642)	$(4,751)	$141,272	$1,137,925
Three months ended June 30, 2018
Balance at March 31, 2018	45,458,706	$455	$741,089	$8,646	$(95,447)	$4,889	$135,060	$794,692
Stock based compensation		—	100	—	—	—	612	712
Dividends and distributions paid ($0.26 per share)		—		—	(12,126)	—	(2,646)	(14,772)
Grant of unvested restricted stock	21,328	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	186,061	2	3,037	—	—	—	(3,039)	—
Issuance of common stock	14,710,371	147	272,868	—	—	—	—	273,015
Unrealized gain (loss) on interest rate swaps, net		—	—	—	—	803	(141)	662
Net income		—	—	1,440	—	—	279	1,719
Allocation of non-controlling interest in Operating Partnership		—	(8,479)	—	—	—	8,479	—
Balance at June 30, 2018	60,376,466	$604	$1,008,615	$10,086	$(107,573)	$5,692	$138,604	$1,056,028

The following table summarizes the changes in our stockholders’ equity for the six months ended June 30, 2019 and 2018 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Six months ended June 30, 2019
Balance at December 31, 2018	60,849,206	$608	$1,017,415	$12,831	$(139,103)	$2,412	$131,090	$1,025,253
Cumulative effect adjustment related to adoption of Leases (Topic 842)		—	—	(34)	—	—	—	(34)
Stock based compensation		—	394	—	—	—	1,037	1,431
Dividends and distributions paid ($0.52 per share)		—	—	—	(33,539)	—	(5,170)	(38,709)
Grant of unvested restricted stock	89,961	1	(1)	—	—	—	—	—
Redemption of common units for shares of common stock	94,804	1	1,504	—	—	—	(1,505)	—
Issuance of common stock	8,567,167	86	152,078	—	—	—	—	152,164
Unrealized loss on interest rate swaps, net		—	—	—	—	(7,163)	(1,027)	(8,190)
Net income		—	—	5,226			784	6,010
Allocation of non-controlling interest in Operating Partnership		—	(16,063)	—	—	—	16,063	—
Balance at June 30, 2019	69,601,138	$696	$1,155,327	$18,023	$(172,642)	$(4,751)	$141,272	$1,137,925
Six months ended June 30, 2018
Balance at December 31, 2017	44,787,040	$448	$740,546	$7,127	$(83,718)	$3,403	$123,283	$791,089
Stock based compensation		—	181	—	—	—	1,395	1,576
Dividends and distributions paid ($0.52 per share)		—	—	—	(23,855)	—	(5,341)	(29,196)
Grant of unvested restricted stock	21,328	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	186,061	2	3,037	—	—	—	(3,039)	—
Issuance of common stock	15,382,037	154	286,350	—	—	—	—	286,504
Unrealized gain on interest rate swaps, net		—	—	—	—	2,289	232	2,521
Net income		—	—	2,959	—	—	575	3,534
Allocation of non-controlling interest in Operating Partnership		—	(21,499)	—	—	—	21,499	—
Balance at June 30, 2018	60,376,466	$604	$1,008,615	$10,086	$(107,573)	$5,692	$138,604	$1,056,028

On January 18, 2019, the Company granted an aggregate of 143,538 performance-based long term incentive plan units in the Operating Partnership (“LTIP units”) to members of management pursuant to the 2015 Equity Incentive Plan, as amended (the “2015 Equity Incentive Plan”), subject to the Company achieving certain absolute and relative total shareholder returns through the performance period.  The awards consist of two separate tranches of 45,238 LTIP units and 98,300 LTIP units with performance periods ending on December 31, 2020 and December 31, 2021, respectively.  Fifty percent of the LTIP units vest when earned following the end of the applicable performance period and 50% of the earned award is subject to an additional one year of vesting.  The Company also granted, during the six months ended June 30, 2019, an aggregate of 64,881 shares of restricted common stock to members of management pursuant to the 2015 Equity Incentive Plan, of which an aggregate of 17,645 shares will vest on January 18, 2021, an aggregate of 36,396 shares will vest on January 18, 2022, and an aggregate of 10,840 shares will vest on February 28, 2022, subject, in each case, to the grantee’s continued employment and the other terms of the awards.

On March 11, 2019, the Company issued an aggregate of 3,080 shares of restricted common stock to certain employees pursuant to the 2015 Equity Incentive Plan. The shares of restricted common stock will vest upon the second anniversary of the grant date so long as the grantee remains an employee of the Company on such date.

In connection with the Company’s 2019 annual meeting of stockholders, the Company issued an aggregate of 22,000 shares of restricted common stock to its non-employee directors pursuant to the 2015 Equity Incentive Plan. The restricted common stock grants will vest upon the earlier of the anniversary of the date of the grant or the next annual stockholder meeting.

A summary of our shares of restricted common stock and LTIP unit awards at June 30, 2019 is as follows:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share	LTIP Units	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2018	24,020	$20.74	636,381	$11.47
Granted	89,961	17.49	143,538	19.20
Vested	(21,784)	20.81	(463,000)	8.91
Forfeited	—	—	(32,448)	19.15
Outstanding, June 30, 2019	92,197	$17.55	284,471	$18.66

We recognized $1.4 million in compensation expense related to our shares of restricted common stock and the LTIP unit awards for the six months ended June 30, 2019.  As of June 30, 2019, unrecognized compensation expense for both sets of awards was $5.1 million, which will be amortized over the vesting period.

A summary of dividends declared by the Company’s board of directors per share of common stock and per common unit at the date of record is as follows:
Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2019	May 2, 2019	June 10, 2019	June 27, 2019	$0.26
Q2 2019	July 31, 2019	September 12, 2019	September 26, 2019	$0.26
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

On March 4, 2019, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million from time to time (the “2019 ATM Program” and together with the 2017 ATM Program, the “ATM Programs”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.  Under the 2019 ATM Program, we may also enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of Citibank, N.A., Bank of Montreal, Jefferies LLC, Raymond James & Associates, Inc., Royal Bank of Canada and Wells Fargo Bank, National Association for the sale of shares of our common stock on a forward basis.

The following table sets forth certain information with respect to sales made under each of the ATM Programs as of June 30, 2019 (amounts in thousands except share amounts):

	2017 ATM Program		2019 ATM Program
For the Three Months Ended:	Number of Shares Sold	Net Proceeds	Number of Shares Sold(1)	Net Proceeds(1)
March 31, 2019	366,455	$6,504	—	$—
June 30, 2019	—	—	1,200,712	21,155
Total	366,455	$6,504	1,200,712	$21,155

(1)

During the six month period ended June 30, 2019, we entered into and fully settled forward sale transactions under the 2019 ATM Program by selling and issuing an aggregate of 1,200,712 shares of our common stock in exchange for net proceeds to us of approximately $21.2 million, after deducting offering costs. The Company accounted for the forward sale agreements as equity.

We have used the net proceeds received from such sales for general corporate purposes. As of June 30, 2019, we had approximately $204.4 million of gross sales of our common stock available under the ATM Programs, including approximately $25.8 million of gross sales available under the 2017 ATM Program and approximately $178.6 million of gross sales available under the 2019 ATM Program.

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

On June 14, 2019, we completed the physical settlement of the remaining shares underlying the forward sale agreements by issuing an aggregate of 300,000 shares of our common stock in exchange for approximately $5.3 million in net proceeds after deducting underwriting discounts and commissions and our offering expenses. The Company accounted for the forward sale agreements as equity.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three and six months ended June 30, 2019 and 2018 (amounts in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Numerator
Net income	$6,491	$1,719	$6,010	$3,534
Less: Non-controlling interest in Operating Partnership	(849)	(279)	(784)	(575)
Net income available to Easterly Government Properties, Inc.	5,642	1,440	5,226	2,959
Less: Dividends on participating securities	(29)	(281)	(56)	(561)
Net income available to common stockholders	$5,613	$1,159	$5,170	$2,398
Denominator for basic EPS	68,247,822	47,531,128	64,756,271	46,276,125
Dilutive effect of share-based compensation awards	11,956	10,596	7,781	6,408
Dilutive effect of LTIP units (1)	159,887	999,179	137,209	987,516
Dilutive effect of shares issuable under forward sales agreements	—	583,983	—	575,511
Denominator for diluted EPS	68,419,665	49,124,886	64,901,261	47,845,560
Basic EPS	$0.08	$0.02	$0.08	$0.05
Diluted EPS	$0.08	$0.02	$0.08	$0.05

(1)

During the three and six months ended June 30, 2019, there were 10,840 unvested restricted shares and 140,933 unvested performance-based LTIP units that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. During the three and six months ended June 30, 2018, there were approximately 173,381 unvested performance-based LTIP units that were not included the computation of diluted earnings per share because to do so would have been antidilutive for the period.

9. Leases

Lessor

The Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 16.1 years as of June 30, 2019), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

As discussed above in Note 2, the Company elected a practical expedient to not separate nonlease components from the associated lease component if the time and pattern of transfer for the lease and nonlease components are the same and if the lease component, if accounted for separately, would be classified as an operating lease.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of June 30, 2019 (amounts in thousands):

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Fixed lease payments	$1,365,104	86,004	158,378	136,736	119,423	111,137	753,426

Prior to the adoption of ASC 842 on January 1, 2019, the Company’s leases associated with its operating properties fell under the guidance of Accounting Standard Codification Topic ASC 840, Leases (“ASC 840”). As of December 31, 2018, the future non-cancelable minimum contractual rent payments on our operating properties were as follows (amounts in thousands):

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Operating Leases
Minimum lease payments	$1,251,546	151,152	139,315	116,827	99,822	92,392	652,038

On June 20, 2019, the Company was awarded a 20 year non-cancelable lease for a 162,000-square foot build-to-suit Food and Drug Administration (FDA) laboratory in Atlanta, Georgia (“FDA – Atlanta”).  Closing of the acquisition of the underlying property to be redeveloped is subject to customary closing conditions.

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

As of June 30, 2019, the unamortized balance associated with the Company’s right-of-use operating lease asset and operating lease liability for the Company’s two office leases was $1.2 million.  The Company used its incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for the Company’s operating leases for the three and six months ended June 30, 2019 (amounts in thousands):

	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Operating leases costs	$115	$231

Other Information
Weighted average remaining lease terms (in years)	2.39
Weighted average discount rate	3.84%

In addition, the maturity of fixed lease payments under the Company’s corporate office leases as of June 30, 2019 is summarized in the table below (amounts in thousands):

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Fixed lease payments	$1,155	242	496	352	65	—	—

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

10. Revenue

The table below sets forth revenue from tenant construction projects disaggregated by tenant agency for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Tenant	2019	2018	2019	2018
Food and Drug Administration (“FDA”)	$1,391	$—	$1,468	$—
Federal Bureau of Investigation (“FBI”)	208	67	1,327	125
Department of Veteran Affairs (“VA”)	129	1,246	579	2,033
Drug Enforcement Administration (“DEA”)	—	163	127	186
U.S. Forest Service (“USFS”)	—	61	16	90
U.S. Citizenship and Immigration Services (“USCIS”)	—	39	14	39
Internal Revenue Service (“IRS”)	1	—	7	—
The Judiciary of the U.S. Government (“JUD”)	22	12	26	112
Social Security Administration (“SSA”)	15	14	16	14
U.S. Coast Guard (“USCG”)	—	—	—	6
Immigration and Customs Enforcement (“ICE”)	12	—	12	9
National Park Service (“NPS”)	—	—	—	31
Federal Emergency Management Agency ("FEMA")	(2)	—	75	—
Environmental Protection Agency ("EPA")	4	—	4	—
Department of Transportation ("DOT")	8	—	8	—
Customs and Border Protection ("CBP")	9	—	9	—
Bonneville Power Administration ("BPA")	1	—	1	—
	$1,798	$1,602	$3,689	$2,645

The balance in Accounts receivable related to tenant construction projects was $3.3 million as of June 30, 2019 and $2.4 million as of December 31, 2018.

The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant.  There were no projects ongoing as of June 30, 2019 with a duration of greater than one year.

During the three and six months ended June 30, 2019, the Company also recognized $0.3 million and $0.5 million, respectively, in parking garage income generated from the operations of parking garages situated on the Various GSA - Buffalo property acquired in the third quarter of 2018 and on the Various GSA - Portland property acquired in the first quarter of 2019.  The monthly and transient daily parking revenue falls within the scope of ASC 606 and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied.  No parking garage income was generated during the three and six months ended June 30, 2018. The balance in Accounts receivable related to parking garage income was $0.1 million as of June 30, 2019 and less than $0.1 million as of December 31, 2018.

Additionally, the Company also earns credits on its utility bills at certain properties for the use of energy efficient building materials, which also fall within the scope of ASC 606.  The pattern of recognition for the credits is in line with the recognition of the associated utility expense. The Company recognized less than $0.1 million in energy credit income during the three and six months ended June 30, 2019 and 2018.

There were no contract assets or liabilities as of June 30, 2019 or December 31, 2018.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or nongovernmental tenants. At June 30, 2019, the U.S. Government accounted for approximately 98.2% of rental income and non-governmental tenants accounted for the remaining approximately 1.8%.

Sixteen of our 66 operating properties are located in California, accounting for approximately 19.6% of our total rentable square feet and approximately 25.7% of our total annualized lease income as of June 30, 2019. In addition, we owned one property under development located in California. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

12. Subsequent Events

For its consolidated financial statements as of June 30, 2019, the Company evaluated subsequent events and noted the following significant events.

Subsequent to June 30, 2019, we issued and sold an aggregate of 1,398,814 shares of our common stock under the 2017 ATM Program generating net proceeds of $25.4 million, after deducting underwriting discounts, commissions and offering costs, and 205,215 shares of our common stock under the 2019 ATM Program generating net proceeds of $3.7 million, after deducting underwriting discounts, commissions and offering costs.

On July 30, 2019, the Company entered into a note purchase agreement for the future private placement by the Operating Partnership of an aggregate of $275.0 million of fixed rate, senior unsecured notes consisting of (i) 3.73% Series A Senior  Notes due September 12, 2029 in an aggregate principal amount of $85.0 million, (ii) 3.83% Series B Senior Notes due September 12, 2031 in an aggregate principal amount of $100.0 million, and (iii) 3.98% Series C Senior Notes due September 12, 2034 in an aggregate principal amount of $90.0 million.

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

Overview

References to “we,” “our,” “us” and “the Company” refer to Easterly Government Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries including Easterly Government Properties LP, a Delaware limited partnership, which we refer to herein as the Operating Partnership.

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

As of June 30, 2019, we wholly owned 66 operating properties in the United States, including 64 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 6.1 million square feet in the aggregate. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.1 million square feet upon completion. We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. As of June 30, 2019, we owned approximately 87.6% of the aggregate limited partnership interests in our operating partnership, or common units. We have elected to be taxed as a REIT and we believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Recent Activity

On January 31, 2019, the Company completed the acquisition of the three remaining properties (the “Final Closing Properties”) in a 1,479,762-square foot portfolio of 14 properties acquired pursuant to a purchase and sale agreement entered into on June 15, 2018.

On May 8, 2019, the Company acquired a 403,737 square foot U.S. Joint Staff Command (JSC) facility in Suffolk, Virginia. The building was originally constructed in 1993 and renovated in 2004. The facility is 100% leased to the GSA for a 10-year lease term, which expires in June 2028.

On May 8, 2019, the Company sold CBP – Chula Vista to a third party. Net proceeds from the sale of operating property were approximately $19.9 million and we recognized the full gain on the sale of operating property of approximately $6.2 million for the six months ended June 30, 2019.

On May 9, 2019, the Company acquired a 137,679 square foot Federal Bureau of Investigation (FBI) field office in New Orleans, Louisiana. The building was originally constructed in 1999 and fully renovated in 2006. The field office is 100% leased to the FBI for an initial, non-cancelable lease term of 10 years, through August 2029.

On June 20, 2019, the Company was awarded a 20 year non-cancelable lease for a 162,000-square foot build-to-suit Food and Drug Administration (FDA) laboratory in Atlanta, Georgia (“FDA – Atlanta”).  Closing of the acquisition of the underlying property to be redeveloped is subject to customary closing conditions.

Operating Properties

As of June 30, 2019, our 66 operating properties were 100% leased with a weighted average annualized lease income per leased square foot of $32.99 and a weighted average age based on the date of when the property was renovated or built-to-suit was approximately 13.0 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight-line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our operating properties as of June 30, 2019 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,111,542	8.0%	$49.18
Various GSA - Buffalo (3)	Buffalo, NY	O	2019 - 2025	267,766	8,388,234	4.1%	31.33
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,074,740	4.0%	20.00
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,826,753	3.4%	40.27
Various GSA - Portland (4)	Portland, OR	O	2020 - 2025	223,261	6,796,650	3.4%	30.96
IRS - Fresno	Fresno, CA	O	2033	180,481	6,686,460	3.3%	37.05
PTO - Arlington	Arlington, VA	O	2035	190,546	6,546,803	3.3%	34.36
Various GSA - Chicago (5)	Des Plaines, IL	O	2020 / 2022	232,759	6,434,294	3.2%	28.70
VA - San Jose	San Jose, CA	OC	2038	90,085	5,782,190	2.9%	64.19
FBI - San Antonio	San Antonio, TX	O	2021	148,584	5,159,501	2.6%	34.72
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,640,242	2.3%	22.06
FBI - Omaha	Omaha, NE	O	2024	112,196	4,459,261	2.2%	39.75
TREAS - Parkersburg	Parkersburg, WV	O	2021	182,500	4,427,336	2.2%	24.26
EPA - Kansas City	Kansas City, KS	L	2023	71,979	4,213,094	2.1%	58.53
VA - South Bend	Mishawaka, IN	OC	2032	86,363	3,975,368	2.0%	46.03
ICE - Charleston (6)	North Charleston, SC	O	2021 / 2027	86,733	3,800,808	1.9%	43.82
DOT - Lakewood	Lakewood, CO	O	2024	122,225	3,488,745	1.7%	28.54
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,472,512	1.7%	25.22
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	3,407,585	1.7%	34.06
USCIS - Lincoln	Lincoln, NE	O	2020	137,671	3,393,736	1.7%	24.65
FBI - Birmingham	Birmingham, AL	O	2020	96,278	3,207,521	1.6%	33.32
JUD - El Centro	El Centro, CA	C/O	2034	43,345	3,036,785	1.5%	70.06
OSHA - Sandy	Sandy, UT	L	2024	75,000	2,988,944	1.5%	39.85
FDA - College Park	College Park, MD	L	2029	80,677	2,957,789	1.5%	36.66
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	2,946,150	1.5%	29.84
USFS I - Albuquerque	Albuquerque, NM	O	2021	92,455	2,877,379	1.4%	31.12
DEA - Vista	Vista, CA	L	2020	54,119	2,798,970	1.4%	51.72
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,789,001	1.4%	65.65
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,757,943	1.4%	38.79
FBI - Richmond	Richmond, VA	O	2021	96,607	2,755,886	1.4%	28.53
JUD - Del Rio	Del Rio, TX	C/O	2024	89,880	2,696,566	1.3%	30.00
DEA - Dallas Lab	Dallas, TX	L	2021	49,723	2,433,565	1.2%	48.94
DEA - Sterling	Sterling, VA	L	2020	49,692	2,403,448	1.2%	48.37
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,379,514	1.2%	28.44
SSA - Charleston	Charleston, WV	O	2024	110,000	2,322,332	1.2%	21.11
DEA - Upper Marlboro	Upper Marlboro, MD	L	2022	50,978	2,289,287	1.1%	44.91
FBI - Little Rock	Little Rock, AR	O	2021	101,977	2,246,497	1.1%	22.03
MEPCOM - Jacksonville	Jacksonville, FL	O	2025	30,000	2,189,904	1.1%	73.00
CBP - Savannah	Savannah, GA	L	2033	35,000	2,144,467	1.1%	61.27
FBI - Albany	Albany, NY	O	2019	98,184	2,126,817	1.1%	21.66
DOE - Lakewood	Lakewood, CO	O	2029	115,650	2,064,224	1.0%	17.85
DEA - Santa Ana	Santa Ana, CA	O	2024	39,905	1,912,663	1.0%	47.93
JUD - Charleston	Charleston, SC	C/O	2019	50,888	1,810,980	0.9%	35.59
NPS - Omaha	Omaha, NE	O	2024	62,772	1,771,759	0.9%	28.23
ICE - Otay	San Diego, CA	O	2022 / 2026	52,881	1,752,889	0.9%	35.44
VA - Golden	Golden, CO	O/W	2026	56,753	1,730,118	0.9%	30.49
DEA - Dallas	Dallas, TX	O	2021	71,827	1,686,629	0.8%	23.48
DEA - Otay (7)	San Diego, CA	O	2020	32,560	1,621,374	0.8%	49.80
CBP - Sunburst	Sunburst, MT	O	2028	33,000	1,599,828	0.8%	48.48
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,593,519	0.8%	26.76
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,485,353	0.7%	31.62
DEA - Birmingham (8)	Birmingham, AL	O	2020	35,616	1,466,342	0.7%	41.17
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,441,221	0.7%	37.95
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,431,148	0.7%	22.45
DEA - Albany	Albany, NY	O	2025	31,976	1,349,109	0.7%	42.19
DEA - Riverside	Riverside, CA	O	2032	34,354	1,245,565	0.6%	36.26
SSA - Dallas	Dallas, TX	O	2020	27,200	1,073,215	0.5%	39.46
ICE - Pittsburgh (9)	Pittsburgh, PA	O	2022 / 2023	33,425	792,601	0.4%	31.40
VA - Baton Rouge	Baton Rouge, LA	OC	2024	30,000	772,128	0.4%	25.74

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased (Cont.)
JUD - South Bend	South Bend, IN	C/O	2027	30,119	762,709	0.4%	25.32
DEA - San Diego	San Diego, CA	W	2032	16,100	556,452	0.3%	34.56
SSA - Mission Viejo	Mission Viejo, CA	O	2020	11,590	532,626	0.3%	45.96
DEA - Bakersfield	Bakersfield, CA	O	2021	9,800	357,559	0.2%	36.49
SSA - San Diego	San Diego, CA	O	2032	10,856	332,445	0.2%	33.05
Subtotal				5,927,562	$199,577,075	99.5%	$33.81
Privately Leased
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	105,641	542,600	0.3%	5.14
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	409,366	0.2%	5.84
Subtotal				175,719	$951,966	0.5%	$5.42
Total / Weighted Average				6,103,281	$200,529,041	100.0%	$32.99
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	The year of lease expiration does not include renewal options.
(3)	Private tenants occupy 15,374 rentable square feet.
(4)	Private tenants occupy 50,222 rentable square feet.
(5)	Private tenants occupy 2,987 rentable square feet.
(6)	A private tenant occupies 21,609 rentable square feet.
(7)	ICE occupies 5,813 rentable square feet.
(8)	The ATF occupies 8,680 rentable square feet.
(9)	A private tenant occupies 3,854 rentable square feet.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 16.1 years as of June 30, 2019), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place as of June 30, 2019:

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2019	3	161,125	2.7%	4,229,260	2.1%	26.25
2020	19	764,519	12.6%	25,980,973	13.0%	33.98
2021	13	940,098	15.5%	27,828,023	13.9%	29.60
2022	7	124,523	2.0%	4,762,814	2.4%	38.25
2023	10	291,498	4.8%	8,082,809	4.0%	27.73
2024	10	727,374	12.0%	22,444,756	11.2%	30.86
2025	6	187,680	3.1%	7,683,920	3.8%	40.94
2026	3	157,011	2.6%	4,732,913	2.4%	30.14
2027	5	325,944	5.4%	11,710,306	5.8%	35.93
2028	3	506,815	8.3%	10,083,934	5.0%	19.90
Thereafter	18	1,891,999	31.0%	72,989,333	36.4%	38.58
Total / Weighted Average	97	6,078,586	100.0%	$200,529,041	100.0%	$32.99

(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of June 30, 2019, 16 tenants occupying approximately 5.9% of our rentable square feet and contributing approximately 5.0% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2019 and 2018

The financial information presented below summarizes the results of operations of the Company for the three months ended June 30, 2019 and 2018 (amounts in thousands). Certain prior year amounts have been reclassified to conform with the current year presentation as a result of the adoption of Accounting Standards Codification Topic ASC 842, Leases (“ASC 842”), effective January 1, 2019.

	For the three months ended June 30,
	2019	2018	Change
Revenues
Rental income	$50,513	$35,288	$15,225
Tenant reimbursements	1,655	1,260	395
Other income	581	424	157
Total revenues	52,749	36,972	15,777
Expenses
Property operating	10,934	7,223	3,711
Real estate taxes	5,465	3,845	1,620
Depreciation and amortization	22,967	14,588	8,379
Acquisition costs	452	499	(47)
Corporate general and administrative	4,667	3,623	1,044
Total expenses	44,485	29,778	14,707
Other (expense) income
Interest expense	(8,018)	(5,475)	(2,543)
Gain on sale of operating property	6,245	—	6,245
Net income	$6,491	$1,719	$4,772

Revenues

Total revenues consist primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenues increased by $15.8 million to $52.8 million for the three months ended June 30, 2019 compared to $37.0 million for the three months ended June 30, 2018. The increase is primarily attributable to an additional $16.4 million of revenue from the 20 operating properties acquired and one development property placed in service, offset by one property disposed of since June 30, 2018, and a $0.3 million increase in tenant project reimbursements and the associated project management income, offset by a $0.8 million decrease in the timing of intangible asset amortization and a $0.5 million decrease in real estate tax reimbursements.

Expenses

Total expenses increased by $14.7 million to $44.5 million for the three months ended June 30, 2019 compared to $29.8 million for the three months ended June 30, 2018. The increase is primarily attributable to $14.9 million in property operating expenses, real estate taxes, and depreciation and amortization associated with the 20 operating properties acquired and one development property placed in service, offset by one property disposed of since June 30, 2018, a $0.3 million increase in expenses associated with projects fully reimbursed by the tenants and $0.3 million in property operating related employee costs, partially offset by a $1.7 million decrease in depreciation related to the timing of intangible asset amortization and $0.4 million decrease in real estate expense. Additionally, corporate general and administrative costs increased by $1.0 million primarily due to an increase in employee costs.

Interest Expense

Interest expense increased by $2.5 million to $8.0 million for the three months ended June 30, 2019 compared to $5.5 million for the three months ended June 30, 2018. The increase is primarily due to a $1.4 million increase in interest owed on our 2016 term loan facility and our 2018 term loan facility, which were amended and entered into, respectively, on June 18, 2018 and a $1.3 million increase in interest on our revolving credit facility due to an increase in the weighted average interest rate from 3.40% during the three months ended June 30, 2018 to 3.76% during the three months ended June 30, 2019. This increase was partially offset by an increase in capitalized interest associated with properties under development resulting in a $0.2 million decrease in interest.

Gain on the sale of operating property

On May 8, 2019, we sold CBP – Chula Vista to a third party. Net proceeds from the sale of operating property were approximately $19.9 million and we recognized a full gain on the sale of operating property of approximately $6.2 million for the three months ended June 30, 2019.

Comparison of Results of Operations for the six months ended June 30, 2019 and 2018

The financial information presented below summarizes the results of operations of the Company for the six months ended June 30, 2019 and 2018 (amounts in thousands). Certain prior year amounts have been reclassified to conform with the current year presentation as a result of the adoption of ASC 842, effective January 1, 2019.

	For the six months ended June 30,
	2019	2018	Change
Revenues
Rental income	$99,001	$70,119	$28,882
Tenant reimbursements	3,239	2,201	1,038
Other income	1,116	626	490
Total revenues	103,356	72,946	30,410
Expenses
Property operating	20,897	13,783	7,114
Real estate taxes	11,220	7,545	3,675
Depreciation and amortization	45,418	29,222	16,196
Acquisition costs	922	723	199
Corporate general and administrative	8,984	7,082	1,902
Total expenses	87,441	58,355	29,086
Other (expense) income
Interest expense	(16,150)	(11,057)	(5,093)
Gain on sale of operating property	6,245	—	6,245
Net income	$6,010	$3,534	$2,476

Revenues

Total revenues consist primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenues increased by $30.4 million to $103.4 million for the six months ended June 30, 2019 compared to $72.9 million for the six months ended June 30, 2018. The increase is primarily attributable to an additional $31.0 million of revenue from the 20 operating properties acquired and one development property placed in service offset, by one property disposed of since June 30, 2018, and a $1.0 million increase in tenant project reimbursements and the associated project management income, offset by a $1.3 million decrease in the timing of intangible asset amortization and a $0.3 million decrease in real estate tax reimbursements.

Expenses

Total expenses increased by $29.1 million to $87.4 million for the six months ended June 30, 2019 compared to $58.4 million for the six months ended June 30, 2018. The increase is primarily attributable to $28.0 million in property operating expenses, real estate taxes, and depreciation and amortization associated with the 20 operating properties acquired and one development property placed in service offset, by one property disposed of since June 30, 2018, a $0.9 million increase in expenses associated with projects fully reimbursed by the tenants and $0.4 million in property operating related employee costs, partially offset by a $2.8 million decrease in depreciation related to the timing of intangible asset amortization and $0.2 million decrease in real estate tax expense. Additionally, corporate general and administrative costs increased by $1.9 million primarily due to an increase in employee costs.

Interest Expense

Interest expense increased by $5.1 million to $16.2 million for the six months ended June 30, 2019 compared to $11.1 million for the six months ended June 30, 2018. The increase is primarily due to a $2.7 million increase in interest owed on our 2016 term loan facility and our 2018 term loan facility, which were amended and entered into, respectively, on June 18 2018 and a $2.7 million increase in interest on our revolving credit facility due to an increase in the weighted average interest rate from 3.25% during the six months ended June 30, 2018 to 3.76% during the six months ended June 30, 2019.  This increase was partially offset by an increase in capitalized interest associated with properties under development, resulting in a $0.5 million decrease in interest.

Gain on the sale of operating property

On May 8, 2019, the Company sold CBP - Chula Vista to a third party. Net proceeds from the sale of operating property were approximately $19.9 million and we recognized the full gain on the sale of operating property of approximately $6.2 million for the six months ended June 30, 2019.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At June 30, 2019, we had $9.7 million available in cash and cash equivalents and there was $188.0 million available under our revolving credit facility.

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

Equity

ATM Program

On March 3, 2017, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time, which we refer to herein as the “2017 ATM Program”, in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.

On March 4, 2019, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million from time to time, which we refer to herein as the “2019 ATM Program” and together with the 2017 ATM Program, the ATM Programs, in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.  Under the 2019 ATM Program, we may also enter into one or more forward transactions under separate master forward sale confirmations and related supplemental confirmations with each of Citibank, N.A., Bank of Montreal, Jefferies LLC, Raymond James & Associates, Inc., Royal Bank of Canada and Wells Fargo Bank, National Association for the sale of shares of our common stock on a forward basis.

The following table sets forth certain information with respect to sales made under each of the ATM Programs as of June 30, 2019 (amounts in thousands, except share amounts):

	2017 ATM Program		2019 ATM Program
For the Three Months Ended:	Number of Shares Sold	Net Proceeds	Number of Shares Sold(1)	Net Proceeds(1)
March 31, 2019	366,455	$6,504	—	$—
June 30, 2019	—	—	1,200,712	21,155
Total	366,455	$6,504	1,200,712	$21,155
(1)

During the six month period ending June 30, 2019, we entered into and fully settled forward sale transactions under the 2019 ATM Program by selling and issuing an aggregate of 1,200,712 shares of our common stock in exchange for net proceeds to us of approximately $21.2 million, after deducting offering costs. The Company accounted for the forward sale agreements as equity.

We have used the net proceeds received from such sales for general corporate purposes. As of June 30, 2019, we had approximately $204.4 million of gross sales of our common stock available under the ATM Programs, including approximately $25.8 million of gross sales available under the 2017 ATM Program and approximately $178.6 million of gross sales available under the 2019 ATM Program.

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

On June 14, 2019, we completed the physical settlement of the remaining shares underlying the forward sale agreements by issuing an aggregate of 300,000 shares of our common stock for approximately $5.3 million in net proceeds after deducting underwriting discounts and commissions and our offering expenses. The Company accounted for the forward sale agreements as equity.

Subsequent to June 30, 2019, we issued and sold an aggregate of 1,398,814 shares of our common stock under the 2017 ATM Program generating net proceeds of $25.4 million, after deducting underwriting discounts, commissions and offering costs, and

205,215 shares of our common stock under the 2019 ATM Program generating net proceeds of $3.7 million, after deducting underwriting discounts, commissions and offering costs.

Debt

The following table sets forth certain information with respect to our outstanding indebtedness as of June 30, 2019 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	June 30, 2019	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$262,000	L + 130bps	June 2022 (3)
Total revolving credit facility	262,000

Term loan facilities:
2016 term loan facility	100,000	2.67% (4)	March 2024
2018 term loan facility	150,000	3.96% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,580)
Total term loan facilities, net	248,420

Notes payable:
Senior unsecured notes payable, series A	95,000	4.05%	May 2027
Senior unsecured notes payable, series B	50,000	4.15%	May 2029
Senior unsecured notes payable, series C	30,000	4.30%	May 2032
Total notes payable	175,000
Less: Total unamortized deferred financing fees	(1,169)
Total notes payable, net	173,831

Mortgage notes payable:
CBP - Savannah	13,128	3.40% (6)	July 2033
ICE - Charleston	18,035	4.21% (6)	January 2027
MEPCOM - Jacksonville	9,424	4.41% (6)	October 2025
USFS II - Albuquerque	16,420	4.46% (6)	July 2026
DEA - Pleasanton	15,700	L + 150bps (6)	October 2023
VA - Loma Linda	127,500	3.59% (6)	July 2027
VA - Golden	9,260	5.00% (6)	April 2024
Total mortgage notes payable	209,467
Less: Total unamortized deferred financing fees	(1,739)
Less: Total unamortized premium/discount	238
Total mortgage notes payable, net	207,966

Total debt	$892,217
(1)

At June 30, 2019, the one-month LIBOR (“L”) was 2.40%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the revolving credit facility and the term loan facilities is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Available capacity of $188.0 million at June 30, 2019 with an accordion feature that provides additional capacity of up to $250.0 million, subject to the satisfaction of customary terms and conditions.

(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.67% annually, based on the Company’s consolidated leverage ratio, as defined in the 2016 term loan facility agreement.

(5)

Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 3.96% annually, based on the Company’s consolidated leverage ratio, as defined in the 2018 term loan facility.

(6)

Effective interest rates are as follows: CBP - Savannah 4.12%, ICE - Charleston 3.93%, MEPCOM - Jacksonville 3.89%, USFS II - Albuquerque 3.92%, DEA - Pleasanton 1.80%, VA - Loma Linda 3.78%, VA - Golden 5.03%.

Our revolving credit facility, term loan facilities, unsecured notes, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2019, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of June 30, 2019 (dollar amounts in thousands):

Debt Capital Structure	June 30, 2019
Total principal outstanding	$896,467
Weighted average maturity	5.7 years
Weighted average interest rate	3.7%
% Variable debt	31.0%
% Fixed debt (1)	69.0%
% Secured debt	23.4%
(1)	Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

On July 30, 2019, the Company entered into a note purchase agreement for the future private placement by the Operating Partnership of an aggregate of $275.0 million of fixed rate, senior unsecured notes consisting of (i) 3.73% Series A Senior Notes due September 12, 2029 in an aggregate principal amount of $85.0 million, (ii) 3.83% Series B Senior Notes due September 12, 2031 in an aggregate principal amount of $100.0 million, and (iii) 3.98% Series C Senior Notes due September 12, 2034 in an aggregate principal amount of $90.0 million.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2019	May 2, 2019	June 10, 2019	June 27, 2019	$0.26
Q2 2019	July 31, 2019	September 12, 2019	September 26, 2019	$0.26
(1)

Prior to the end of the performance period as set forth in the applicable award for long term incentive plan units in the Operating Partnership, or the LTIP units, holders of LTIP units are entitled to receive dividends per LTIP unit equal to 10% of the dividend paid per common unit.  After the end of the performance period, the number of LTIP units, both vested and unvested, that LTIP award recipients have earned, if any, are entitled to receive dividends in an amount per LTIP unit equal to dividends, both regular and special, payable per common unit.

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2019.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the operating expenses that are passed through to our tenants and by contractual rent increases. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flows

The following table sets forth a summary of cash flows for the six months ended June 30, 2019 and 2018 (amounts in thousands):

	For the six months ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$38,433	$28,614
Investing activities	(273,638)	(44,126)
Financing activities	239,021	153,146

Operating Activities

The Company generated $38.4 million and $28.6 million of cash from operating activities during the six months ended June 30, 2019 and 2018, respectively. Net cash provided by operating activities for the six months ended June 30, 2019 includes $42.3 million in net cash from rental activities net of expenses offset by $3.9 million related to the change in rents receivable, accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. Net cash provided by operating activities for the six months ended June 30, 2018 includes a $27.3 million increase in net cash from rental activities net of expenses offset by $1.4 million related to the change in rents receivable, accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

Investing Activities

The Company used $273.6 million and $44.1 million in cash for investing activities during the six months ended June 30, 2019 and 2018, respectively. Net cash used in investing activities for the six months ended June 30, 2019 includes $257.6 million in real estate acquisitions, $33.8 million in additions to development properties and $2.2 million in additions to operating properties, offset by $19.9 million in proceeds from the sale of CBP-Chula Vista in the second quarter of 2019. Net cash used in investing activities for the six months ended June 30, 2018 includes $5.5 million in real estate acquisitions related to the purchase of VA – Golden, $21.1 million in additions to development properties, $2.4 million in additions to operating properties and a $15.0 million increase in deposits on acquisitions.

Financing Activities

The Company generated $239.0 million and $153.1 million in cash from financing activities during the six months ended June 30, 2019 and 2018, respectively. Net cash generated by financing activities for the six months ended June 30, 2019 includes $158.1 million in gross proceeds from issuances of shares of our common stock and $287.0 million in draws under our revolving credit facility, offset by $159.8 million in net pay downs under our revolving credit facility, $38.7 million in dividend payments, $5.9 million in payment of offering costs and $1.7 million in mortgage notes payable repayment. Net cash generated by financing activities for the six months ended June 30, 2018 includes $297.8 million in gross proceeds from our underwritten public offering and sales under the 2017 ATM Program and $19.0 million in draws under our revolving credit facility, offset by $118.8 million in net pay downs under our revolving credit facility, $29.2 million in dividends, $11.1 million in payment of offering costs, $3.1 million in payment of deferred financing costs and $1.6 million in mortgage notes payable repayment.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income	$6,491	$1,719	$6,010	$3,534
Depreciation and amortization	22,967	14,588	45,418	29,222
Gain on sale of property	(6,245)	—	(6,245)	—
FFO	23,213	16,307	45,183	32,756
Adjustments to FFO:
Acquisition costs	452	499	922	723
Straight-line rent and other non-cash adjustments	(592)	(1,253)	(1,566)	(3,047)
Above-/below-market leases	(1,515)	(2,239)	(3,244)	(4,518)
Non-cash interest expense	323	299	645	563
Non-cash compensation	697	712	1,431	1,576
FFO, as Adjusted	$22,578	$14,325	$43,371	$28,053

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of June 30, 2019, $618.8 million, or 69.0% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $277.7 million, or 31.0% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.7 million annually.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of June 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: August 2, 2019	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: August 2, 2019	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)