Form 10-Q/A
period 2019-06-30
Easterly Government Properties, Inc.
filed 2019-09-05
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

   As of July 26, 2019, the registrant had 71,222,292 shares of common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

Easterly Government Properties, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2019, as filed with the Securities and Exchange Commission on August 2, 2019 (the “Original Report”), solely to correct a clerical error in the number of outstanding shares of the Company’s common stock set forth on the cover page of the Original Report. The correct number of shares of the Company’s common stock outstanding as of July 26, 2019 is 71,222,292, as set forth on the cover page of this Amendment.

Except as described above, no changes have been made to the Original Report. This Amendment does not modify, amend or update any financial information in the Original Report. This Amendment continues to speak as of the date of the Original Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the Original Report.

Part II

Item 6.	Exhibits

Exhibit	Exhibit Description

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: September 5, 2019	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: September 5, 2019	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)