Form 10-Q
period 2019-09-30
Easterly Government Properties, Inc.
filed 2019-11-06
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

   As of October 31, 2019, the registrant had 74,159,292 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	September 30, 2019	December 31, 2018
Assets
Real estate properties, net	$1,923,371	$1,626,617
Cash and cash equivalents	65,407	6,854
Restricted cash	4,200	4,251
Deposits on acquisitions	750	7,070
Rents receivable	25,662	21,140
Accounts receivable	15,794	11,690
Deferred financing, net	1,926	2,459
Intangible assets, net	172,076	165,668
Interest rate swaps	—	4,563
Prepaid expenses and other assets	14,514	11,238
Total assets	$2,223,700	$1,861,550
Liabilities
Revolving credit facility	—	134,750
Term loan facilities, net	248,511	248,238
Notes payable, net	446,868	173,778
Mortgage notes payable, net	207,144	209,589
Intangible liabilities, net	26,455	30,835
Deferred revenue	55,381	3,066
Interest rate swaps	7,232	1,797
Accounts payable and accrued liabilities	48,372	34,244
Total liabilities	1,039,963	836,297

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 73,339,676 and 60,849,206 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	733	608
Additional paid-in capital	1,225,029	1,017,415
Retained earnings	18,572	12,831
Cumulative dividends	(191,477)	(139,103)
Accumulated other comprehensive income (loss)	(6,393)	2,412
Total stockholders’ equity	1,046,464	894,163
Non-controlling interest in Operating Partnership	137,273	131,090
Total equity	1,183,737	1,025,253
Total liabilities and equity	$2,223,700	$1,861,550

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues
Rental income	$53,382	$38,136	$152,383	$108,255
Tenant reimbursements	3,369	1,169	6,608	3,370
Other income	838	132	1,954	758
Total revenues	57,589	39,437	160,945	112,383
Expenses
Property operating	13,408	7,780	34,305	21,563
Real estate taxes	6,008	4,228	17,228	11,773
Depreciation and amortization	23,299	16,109	68,717	45,331
Acquisition costs	519	300	1,441	1,023
Corporate general and administrative	5,298	3,614	14,282	10,696
Total expenses	48,532	32,031	135,973	90,386
Other (expense) income
Interest expense, net	(8,454)	(4,924)	(24,604)	(15,981)
Gain on the sale of operating property	—	—	6,245	—
Net income	603	2,482	6,613	6,016
Non-controlling interest in Operating Partnership	(54)	(327)	(838)	(902)
Net income available to Easterly Government Properties, Inc.	$549	$2,155	$5,775	$5,114
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.01	$0.03	$0.08	$0.08
Diluted	$0.01	$0.03	$0.08	$0.08
Weighted-average common shares outstanding
Basic	71,444,448	60,446,199	67,010,162	51,051,388
Diluted	71,828,991	61,978,998	67,332,670	52,600,858
Dividends declared per common share	$0.26	$0.26	$0.78	$0.78

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income	$603	$2,482	$6,613	$6,016
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps, net	(1,807)	406	(9,997)	2,927
Other comprehensive income (loss)	(1,807)	406	(9,997)	2,927
Comprehensive income (loss)	(1,204)	2,888	(3,384)	8,943
Non-controlling interest in Operating Partnership	(54)	(327)	(838)	(902)
Other comprehensive (income) loss attributable to non-controlling interest	165	(9)	1,192	(241)
Comprehensive income (loss) attributable to Easterly Government Properties, Inc.	$(1,093)	$2,552	$(3,030)	$7,800

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$6,613	$6,016
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	68,717	45,331
Straight line rent	(1,676)	(4,253)
Amortization of above- / below-market leases	(4,761)	(6,737)
Amortization of unearned revenue	(310)	(127)
Amortization of loan premium / discount	(60)	(62)
Amortization of deferred financing costs	1,035	938
Gain on sale of operating property	(6,245)	—
Non-cash compensation	2,145	2,307
Net change in:
Rents receivable	(3,147)	(404)
Accounts receivable	(4,104)	161
Prepaid expenses and other assets	(3,624)	(1,890)
Deferred revenue	52,315	317
Accounts payable and accrued liabilities	12,479	7,498
Net cash provided by operating activities	119,377	49,095
Cash flows from investing activities
Real estate acquisitions and deposits	(326,958)	(327,653)
Additions to operating properties	(4,627)	(4,064)
Additions to development properties	(44,872)	(38,891)
Proceeds from sale of operating property, net	19,943	—
Net cash used in investing activities	(356,514)	(370,608)
Cash flows from financing activities
Payment of deferred financing costs	(1,888)	(3,208)
Issuance of common shares	226,595	297,805
Credit facility draws	337,000	57,500
Credit facility repayments	(471,750)	(124,250)
Term loan draws	—	150,000
Issuance of notes payable	275,000	—
Repayments of mortgage notes payable	(2,530)	(2,363)
Dividends and distributions paid	(60,107)	(47,541)
Payment of offering costs	(6,681)	(11,321)
Net cash provided by financing activities	295,639	316,622
Net increase (decrease) in Cash and cash equivalents and Restricted cash	58,502	(4,891)
Cash and cash equivalents and Restricted cash, beginning of period	11,105	16,201
Cash and cash equivalents and Restricted cash, end of period	$69,607	$11,310

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the nine months ended September 30,
	2019	2018
Cash paid for interest, net of capitalized interest	$21,595	$13,017
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$764	$584
Additions to development properties accrued, not paid	12,715	14,061
Financing costs accrued, not paid	109	1
Offering costs accrued, not paid	58	8
Deferred asset acquisition costs accrued, not paid	188	86
Unrealized (loss) gain on interest rate swaps, net	(9,997)	2,927
Debt assumed on acquisition of operating property	—	9,414
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(5,015)	$(9,846)
Common stock	3	6
Additional paid-in capital	5,012	9,840
Total	$—	$—

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

As of September 30, 2019, we wholly owned 68 operating properties in the United States that were 100% leased, including 66 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 6.3 million square feet in the aggregate. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.2 million square feet upon completion. We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. The Company is the sole general partner of the Operating Partnership. The Company owned approximately 88.4% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at September 30, 2019. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2019, and the consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 and the consolidated cash flows for the nine months ended September 30, 2019 and 2018. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

Rental income includes base rents paid by each tenant in accordance with its lease agreement conditions. We recognize rental income on a straight-line basis over the lease term of the respective leases. For acquisitions of existing buildings, we recognize rental income from leases already in place coincident with the date of the closing of the property. Lease incentives are recorded as a deferred asset and amortized as a reduction of rental income on a straight-line basis over the respective lease term. Above- and below-market leases are amortized into Rental income over the terms of the respective leases. Further, Rental income includes certain tenant reimbursement income (real estate taxes, operating expenses, utility usage, and other reimbursements), which are accrued as variable lease payments in the same periods as the related expenses are incurred.

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

3. Real Estate and Intangibles

Acquisitions

During the nine months ended September 30, 2019, we acquired six operating properties in asset acquisitions, consisting of the Final Closing Properties (as defined below), JSC – Suffolk, FBI – New Orleans and EPA – Lenexa for an aggregate purchase price of $316.2 million. We allocated the aggregate purchase price based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$24,568
Building	246,911
Acquired tenant improvements	7,477
Total real estate	278,956
Intangible assets
In-place leases	32,085
Acquired leasing commissions	6,506
Above-market leases	161
Total intangible assets	38,752
Intangible liabilities
Below-market leases	(1,492)
Total intangible liabilities	(1,492)
Purchase price	$316,216

We did not assume any debt upon acquisition of these properties. The intangible assets and liabilities of operating properties acquired during the nine months ended September 30, 2019 have a weighted average amortization period of 7.55 years as of September 30, 2019. During the nine months ended September 30, 2019, we included $14.0 million of revenues and $2.2 million of net income in our Consolidated Statements of Operations related to the operating properties acquired.

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

During the nine months ended September 30, 2019, we incurred $1.4 million of acquisition-related expenses mainly consisting of internal costs associated with property acquisitions.

Dispositions

On May 8, 2019, the Company sold CBP – Chula Vista to a third party. Net proceeds from the sale of operating property were approximately $19.9 million and we recognized the full gain on the sale of operating property of approximately $6.2 million for the nine months ended September 30, 2019.

Development Placed in Service

On August 27, 2019, the FDA – Alameda development project was substantially completed and a 20-year non-cancelable lease commenced with the GSA for the beneficial use of the Food and Drug Administration (“FDA”).

Consolidated Real Estate and Intangibles

In addition to the above operating property activity, we acquired one property for development, FDA – Atlanta, during the nine months ended September 30, 2019.

Real estate and intangibles consisted of the following as of September 30, 2019 (amounts in thousands):

Total
Real estate properties, net
Land	$181,538
Building and improvements	1,763,228
Acquired tenant improvements	64,840
Construction in progress	56,103
Accumulated depreciation	(142,338)
Total Real estate properties, net	1,923,371
Intangible assets, net
In-place leases	235,924
Acquired leasing commissions	50,162
Above market leases	11,054
Accumulated amortization	(125,064)
Total Intangible assets, net	172,076
Intangible liabilities, net
Below market leases	(65,459)
Accumulated amortization	39,004
Total Intangible liabilities, net	$(26,455)

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of September 30, 2019 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2019	$318	$(1,877)
2020	1,169	(6,886)
2021	729	(4,815)
2022	639	(3,206)
2023	616	(3,008)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Debt

At September 30, 2019, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2019	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$—	L + 140bps	June 2022 (3)
Total revolving credit facility	—

Term loan facilities:
2016 term loan facility	100,000	2.77% (4)	March 2024
2018 term loan facility	150,000	4.06% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,489)
Total term loan facilities, net	248,511

Senior unsecured notes payable:
Series A 4.05% notes due 2027	95,000	4.05%	May 2027
Series B 4.15% notes due 2029	50,000	4.15%	May 2029
Series C 4.30% notes due 2032	30,000	4.30%	May 2032
Series A 3.73% notes due 2029	85,000	3.73%	September 2029
Series B 3.83% notes due 2031	100,000	3.83%	September 2031
Series C 3.98% notes due 2034	90,000	3.98%	September 2034
Total notes payable	450,000
Less: Total unamortized deferred financing fees	(3,132)
Total notes payable, net	446,868

Mortgage notes payable:
CBP - Savannah	12,942	3.40% (6)	July 2033
ICE - Charleston	17,729	4.21% (6)	January 2027
MEPCOM - Jacksonville	9,186	4.41% (6)	October 2025
USFS II - Albuquerque	16,338	4.46% (6)	July 2026
DEA - Pleasanton	15,700	L + 150bps (6)	October 2023
VA - Loma Linda	127,500	3.59% (6)	July 2027
VA - Golden	9,221	5.00% (6)	April 2024
Total mortgage notes payable	208,616
Less: Total unamortized deferred financing fees	(1,690)
Less: Total unamortized premium/discount	218
Total mortgage notes payable, net	207,144

Total debt	$902,523

(1)

At September 30, 2019, the one-month LIBOR (“L”) was 2.02%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for our revolving credit facility and term loan facilities is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Available capacity of $450.0 million at September 30, 2019 with an accordion feature that provides additional capacity of up to $250.0 million, subject to the satisfaction of customary terms and conditions.

(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.77% annually, based on the Company’s consolidated leverage ratio, as defined in the 2016 term loan facility agreement.

(5)

Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 4.06% annually, based on the Company’s consolidated leverage ratio, as defined in the 2018 term loan facility agreement.

(6)

Effective interest rates are as follows: CBP - Savannah 4.12%, ICE - Charleston 3.93%, MEPCOM - Jacksonville 3.89%, USFS II - Albuquerque 3.92%, DEA - Pleasanton 1.80%, VA - Loma Linda 3.78%, VA - Golden 5.03%.

Private Placement of Senior Unsecured Notes

On September 12, 2019, the Operating Partnership issued an aggregate of $275.0 million of fixed rate, senior unsecured notes (the “Notes”) in a private placement pursuant to a purchase agreement among the Operating Partnership, the Company and the purchasers of the Notes dated July 30, 2019 (the “Purchase Agreement”). The Notes consist of (i) 3.73% Series A Senior Notes due September 12, 2029 in an aggregate principal amount of $85.0 million, (ii) 3.83% Series B Senior Notes due September 12, 2031 in an aggregate principal amount of $100.0 million, and (iii) 3.98% Series C Senior Notes due September 12, 2034 in an aggregate principal amount of $90.0 million. The Notes are unconditionally guaranteed by the Company and various subsidiaries of the Operating Partnership (the “Subsidiary Guarantors”).

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

The Purchase Agreement and the Notes also contains various covenants (including, among others, financial covenants with respect to debt service coverage, consolidated net worth, fixed charges and consolidated leverage and covenants relating to liens) and if the Operating Partnership or the Company breaches any of these covenants, the principal and accrued and unpaid interest and the make-whole amount on the outstanding Notes will become due and payable at the option of the holders.

Financial Covenant Considerations

As of September 30, 2019, the Company was in compliance with all financial and other covenants related to its revolving credit facility, 2016 term loan facility, 2018 term loan facility, senior unsecured notes payable and mortgage notes payable.

Fair Value of Debt

As of September 30, 2019, the carrying value of our revolving credit facility approximated fair value. In determining the fair value we considered the short term maturity, variable interest rate and credit spreads. We deem the fair value of our revolving credit facility as a Level 3 measurement.

As of September 30, 2019, the carrying value of our 2016 term loan facility approximated fair value. In determining the fair value we considered the variable interest rate and credit spreads. We deem the fair value of our 2016 term loan facility as a Level 3 measurement.

As of September 30, 2019, the carrying value of our 2018 term loan facility approximated fair value. In determining the fair value we considered the variable interest rate and credit spreads. We deem the fair value of our 2018 term loan facility as a Level 3 measurement.

As of September 30, 2019, the fair value of our senior unsecured notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our senior unsecured notes payable instruments as a Level 3 measurement. At September 30, 2019, the fair value of our senior unsecured notes payable was $472.0 million.

As of September 30, 2019, the fair value of our mortgage notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage notes payable instruments as a Level 3 measurement. At September 30, 2019, the fair value of our mortgage notes payable was $212.8 million.

5. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of September 30, 2019 (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	1.41%	One-Month LIBOR	March 29, 2017	September 29, 2023	$(114)
$150,000	2.71%	One-Month LIBOR	December 13, 2018	June 19, 2023	$(7,118)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet as of September 30, 2019 (amounts in thousands):

Balance Sheet Line Item	As of September 30, 2019
Interest rate swaps - Asset	$—
Interest rate swaps - Liability	$(7,232)

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s variable rate debt.

Amounts reported in Accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate debt. The Company estimates that $1.4 million will be reclassified from Accumulated other comprehensive income (loss) as an increase to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Unrealized gain (loss) recognized in AOCI	$(1,774)	$578	$(9,601)	$3,275
Gain reclassified from AOCI into interest expense	33	172	396	348

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.  As of September 30, 2019, the net fair value of derivatives in a liability position related to these agreements was $7.5 million. As of September 30, 2019, the Company had not breached the provisions of these agreements and has not posted any collateral related to these agreements.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates.   While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2019 were classified as Level 2 of the fair value hierarchy.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of September 30, 2019
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$—	$—
Interest rate swaps - Liability	$—	$(7,232)	$—

7. Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended September 30, 2019 and 2018 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended September 30, 2019
Balance at June 30, 2019	69,601,138	$696	$1,155,327	$18,023	$(172,642)	$(4,751)	$141,272	$1,137,925
Cumulative effect adjustment related to adoption of Leases (Topic 842)		—	—	—	—	—	—	—
Stock based compensation		—	223	—	—	—	491	714
Dividends and distributions paid ($0.26 per share)		—	—	—	(18,835)	—	(2,563)	(21,398)
Redemption of common units for shares of common stock	245,125	2	3,508	—	—	—	(3,510)	—
Issuance of common stock	3,493,413	35	67,665	—	—	—	—	67,700
Unrealized loss on interest rate swaps, net		—	—	—	—	(1,642)	(165)	(1,807)
Net income		—	—	549	—	—	54	603
Allocation of non-controlling interest in Operating Partnership		—	(1,694)	—	—	—	1,694	—
Balance at September 30, 2019	73,339,676	$733	$1,225,029	$18,572	$(191,477)	$(6,393)	$137,273	$1,183,737
Three months ended September 30, 2018
Balance at June 30, 2018	60,376,466	$604	$1,008,615	$10,086	$(107,573)	$5,692	$138,604	$1,056,028
Stock based compensation		—	113	—	—	—	618	731
Dividends and distributions paid ($0.26 per share)		—		—	(15,709)	—	(2,636)	(18,345)
Redemption of common units for shares of common stock	442,375	4	6,803	—	—	—	(6,807)	—
Unrealized gain (loss) on interest rate swaps, net		—	—	—	—	397	9	406
Net income		—	—	2,155	—	—	327	2,482
Allocation of non-controlling interest in Operating Partnership		—	72	—	—	—	(72)	—
Balance at September 30, 2018	60,818,841	$608	$1,015,603	$12,241	$(123,282)	$6,089	$130,043	$1,041,302

The following table summarizes the changes in our stockholders’ equity for the nine months ended September 30, 2019 and 2018 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Nine months ended September 30, 2019
Balance at December 31, 2018	60,849,206	$608	$1,017,415	$12,831	$(139,103)	$2,412	$131,090	$1,025,253
Cumulative effect adjustment related to adoption of Leases (Topic 842)		—	—	(34)	—	—	—	(34)
Stock based compensation		—	617	—	—	—	1,528	2,145
Dividends and distributions paid ($0.78 per share)		—	—	—	(52,374)	—	(7,733)	(60,107)
Grant of unvested restricted stock	89,961	1	(1)	—	—	—	—	—
Redemption of common units for shares of common stock	339,929	3	5,012	—	—	—	(5,015)	—
Issuance of common stock	12,060,580	121	219,743	—	—	—	—	219,864
Unrealized loss on interest rate swaps, net		—	—	—	—	(8,805)	(1,192)	(9,997)
Net income		—	—	5,775			838	6,613
Allocation of non-controlling interest in Operating Partnership		—	(17,757)	—	—	—	17,757	—
Balance at September 30, 2019	73,339,676	$733	$1,225,029	$18,572	$(191,477)	$(6,393)	$137,273	$1,183,737
Nine months ended September 30, 2018
Balance at December 31, 2017	44,787,040	$448	$740,546	$7,127	$(83,718)	$3,403	$123,283	$791,089
Stock based compensation		—	294	—	—	—	2,013	2,307
Dividends and distributions paid ($0.78 per share)		—	—	—	(39,564)	—	(7,977)	(47,541)
Grant of unvested restricted stock	21,328	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	628,436	6	9,840	—	—	—	(9,846)	—
Issuance of common stock	15,382,037	154	286,350	—	—	—	—	286,504
Unrealized gain on interest rate swaps, net		—	—	—	—	2,686	241	2,927
Net income		—	—	5,114	—	—	902	6,016
Allocation of non-controlling interest in Operating Partnership		—	(21,427)	—	—	—	21,427	—
Balance at September 30, 2018	60,818,841	$608	$1,015,603	$12,241	$(123,282)	$6,089	$130,043	$1,041,302

On January 18, 2019, the Company granted an aggregate of 143,538 performance-based long term incentive plan units in the Operating Partnership (“LTIP units”) to members of management pursuant to the 2015 Equity Incentive Plan, as amended (the “2015 Equity Incentive Plan”), subject to the Company achieving certain absolute and relative total shareholder returns through the performance period.  The awards consist of two separate tranches of 45,238 LTIP units and 98,300 LTIP units with performance periods ending on December 31, 2020 and December 31, 2021, respectively.  Fifty percent of the LTIP units vest when earned following the end of the applicable performance period and 50% of the earned award is subject to an additional one year of vesting.  The Company also granted, during the nine months ended September 30, 2019, an aggregate of 64,881 shares of restricted common stock to members of management pursuant to the 2015 Equity Incentive Plan, of which an aggregate of 17,645 shares will vest on January 18, 2021, an aggregate of 36,396 shares will vest on January 18, 2022, and an aggregate of 10,840 shares will vest on February 28, 2022, subject, in each case, to the grantee’s continued employment and the other terms of the awards.

On March 11, 2019, the Company issued an aggregate of 3,080 shares of restricted common stock to certain employees pursuant to the 2015 Equity Incentive Plan. The shares of restricted common stock will vest upon the second anniversary of the grant date so long as the grantee remains an employee of the Company on such date.

In connection with the Company’s 2019 annual meeting of stockholders, the Company issued an aggregate of 22,000 shares of restricted common stock to its non-employee directors pursuant to the 2015 Equity Incentive Plan. The shares of restricted common stock will vest upon the earlier of the anniversary of the grant date or the next annual stockholder meeting.

A summary of our shares of restricted common stock and LTIP unit awards at September 30, 2019 is as follows:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share	LTIP Units	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2018	24,020	$20.74	636,381	$11.47
Granted	89,961	17.49	143,538	19.20
Vested	(21,784)	20.81	(463,000)	8.91
Forfeited	—	—	(32,448)	19.15
Outstanding, September 30, 2019	92,197	$17.55	284,471	$18.66

We recognized $2.1 million in compensation expense related to our shares of restricted common stock and the LTIP unit awards for the nine months ended September 30, 2019.  As of September 30, 2019, unrecognized compensation expense for both sets of awards was $4.3 million, which will be amortized over the applicable vesting period.

A summary of dividends declared by the Company’s board of directors per share of common stock and per common unit at the date of record is as follows:
Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2019	May 2, 2019	June 10, 2019	June 27, 2019	$0.26
Q2 2019	July 31, 2019	September 12, 2019	September 26, 2019	$0.26
Q3 2019	October 30, 2019	November 13, 2019	December 27, 2019	$0.26
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

ATM Programs

On March 3, 2017, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time (the “2017 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933 as amended (the “Securities Act”). As of September 30, 2019, there were no shares remaining available for sale under the 2017 ATM Program.

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

The following table sets forth certain information with respect to sales made under each of the ATM Programs as of September 30, 2019 (amounts in thousands except share amounts):

	2017 ATM Program		2019 ATM Program
For the Three Months Ended:	Number of Shares Sold	Net Proceeds	Number of Shares Sold(1)	Net Proceeds(1)
March 31, 2019	366,455	$6,504	—	$—
June 30, 2019	—	—	1,200,712	21,155
September 30, 2019	1,398,814	25,494	2,094,599	42,362
Total	1,765,269	$31,998	3,295,311	$63,517
(1)

During the nine months ended September 30, 2019, we entered into and fully settled forward sale transactions under the 2019 ATM Program by selling and issuing an aggregate of 1,200,712 shares of our common stock in exchange for net proceeds to us of approximately $21.2 million, after deducting offering costs. The Company accounted for the forward sale agreements as equity.

We have used the net proceeds received from such sales for general corporate purposes. As of September 30, 2019, we had approximately $135.8 million of gross sales of our common stock available under the 2019 ATM Program.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Numerator
Net income	$603	$2,482	$6,613	$6,016
Less: Non-controlling interest in Operating Partnership	(54)	(327)	(838)	(902)
Net income available to Easterly Government Properties, Inc.	549	2,155	5,775	5,114
Less: Dividends on participating securities	(31)	(281)	(88)	(842)
Net income available to common stockholders	$518	$1,874	$5,687	$4,272
Denominator for basic EPS	71,444,448	60,446,199	67,010,162	51,051,388
Dilutive effect of share-based compensation awards	28,530	6,204	14,487	8,867
Dilutive effect of LTIP units (1)	356,013	1,012,448	308,021	1,172,676
Dilutive effect of shares issuable under forward sales agreements	—	514,147	—	367,927
Denominator for diluted EPS	71,828,991	61,978,998	67,332,670	52,600,858
Basic EPS	$0.01	$0.03	$0.08	$0.08
Diluted EPS	$0.01	$0.03	$0.08	$0.08
(1)

During the three and nine months ended September 30, 2018, there were approximately 173,381 unvested performance-based LTIP units that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

9. Leases

Lessor

The Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 16.1 years as of September 30, 2019), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

As discussed above in Note 2, the Company elected a practical expedient to not separate nonlease components from the associated lease component if the time and pattern of transfer for the lease and nonlease components are the same and if the lease component, if accounted for separately, would be classified as an operating lease.

On August 27, 2019, the FDA – Alameda development project was substantially completed and a 20-year non-cancelable lease commenced with the GSA for the beneficial use of the Food and Drug Administration (“FDA”).  Upon completion and their acceptance of work, the U.S. Government paid a $52.5 million lump sum reimbursement to the Company for landlord improvements in excess of the U.S. Government’s tenant improvement allowance.  The Company recorded the payment as Deferred revenue on the Consolidated Balance Sheet and began amortizing the amount over the life of the lease through Rental income.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of September 30, 2019 (amounts in thousands):

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Fixed lease payments	$1,494,995	45,070	171,863	149,075	133,316	125,199	870,472

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

As of September 30, 2019, the unamortized balance associated with the Company’s right-of-use operating lease asset and operating lease liability for the Company’s two office leases was $1.0 million.  The Company used its incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for the Company’s operating leases for the three and nine months ended September 30, 2019 (amounts in thousands):

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Operating leases costs	$115	$346

Other Information
Weighted average remaining lease terms (in years)	2.14
Weighted average discount rate	3.84%

In addition, the maturity of fixed lease payments under the Company’s corporate office leases as of September 30, 2019 is summarized in the table below (amounts in thousands):

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Fixed lease payments	$1,034	121	496	352	65	—	—

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

10. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Tenant	2019	2018	2019	2018
Food and Drug Administration (“FDA”)	$1,688	$—	$3,156	$—
Federal Bureau of Investigation (“FBI”)	933	204	2,260	329
Department of Veteran Affairs (“VA”)	593	572	1,172	2,605
Social Security Administration (“SSA”)	166	17	182	31
U.S. Citizenship and Immigration Services (“USCIS”)	144	—	158	39
Federal Emergency Management Agency (“FEMA”)	61	—	136	—
Drug Enforcement Administration (“DEA”)	—	17	127	203
Department of Transportation (“DOT”)	58	—	66	—
Immigration and Customs Enforcement (“ICE”)	41	—	53	9
The Judiciary of the U.S. Government (“JUD”)	14	26	40	138
Environmental Protection Agency (“EPA”)	26	—	30	—
Customs and Border Protection (“CBP”)	14	—	23	—
Internal Revenue Service (“IRS”)	10	—	17	—
U.S. Forest Service (“USFS”)	—	342	16	432
Bureau of the Fiscal Service (“BFS”)	11	—	11	—
U.S. Coast Guard (“USCG”)	3	—	3	6
Bonneville Power Administration (“BPA”)	—	—	1	—
National Park Service (“NPS”)	—	—	—	31
Other	1	—	1	—
	$3,763	$1,178	$7,452	$3,823

The balance in Accounts receivable related to tenant construction projects and the associated project management income was $5.4 million as of September 30, 2019 and $2.4 million as of December 31, 2018.

The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant.  There were no projects ongoing as of September 30, 2019 with a duration of greater than one year.

During the three and nine months ended September 30, 2019, the Company also recognized $0.3 million and $0.7 million, respectively, in parking garage income generated from the operations of parking garages situated on the Various GSA - Buffalo property acquired in the third quarter of 2018 and on the Various GSA - Portland property acquired in the first quarter of 2019.  The monthly and transient daily parking revenue falls within the scope of ASC 606 and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied.  Less than $0.1 million in parking garage income was generated during the three and nine months ended September 30, 2018. The balance in Accounts receivable related to parking garage income was $0.1 million as of September 30, 2019 and less than $0.1 million as of December 31, 2018.

Additionally, the Company also earns credits on its utility bills at certain properties for the use of energy efficient building materials, which also fall within the scope of ASC 606.  The pattern of recognition for the credits is in line with the recognition of the associated utility expense. The Company recognized $0.1 million in energy credit income during both the three and nine months ended September 30, 2019 and less than $0.1 million in energy credit income during both the three and nine months ended September 30, 2018.

There were no contract assets or liabilities as of September 30, 2019.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or nongovernmental tenants. At September 30, 2019, the U.S. Government accounted for approximately 98.2% of rental income and non-governmental tenants accounted for the remaining approximately 1.8%.

Seventeen of our 68 operating properties are located in California, accounting for approximately 19.9% of our total rentable square feet and approximately 26.4% of our total annualized lease income as of September 30, 2019. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

12. Subsequent Events

For its consolidated financial statements as of September 30, 2019, the Company evaluated subsequent events and noted the following significant events.

Subsequent to September 30, 2019, we issued and sold an aggregate of 810,616 shares of our common stock under the 2019 ATM Program, generating net proceeds of $17.5 million, after deducting underwriting discounts, commissions and offering costs.

On October 22, 2019, the Company acquired a 66,818 square foot U.S. Citizenship and Immigration Services facility in Tustin, California. The building was originally constructed in 1979 and fully renovated in 2019. The facility is 100% leased to the GSA pursuant to a 15-year lease, which expires in June 2034.

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

As of September 30, 2019, we wholly owned 68 operating properties in the United States, including 66 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 6.3 million square feet in the aggregate. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.2 million square feet upon completion. We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. As of September 30, 2019, we owned approximately 88.4% of the aggregate limited partnership interests in our operating partnership, or common units. We have elected to be taxed as a REIT and we believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

2019 Activity

Acquisitions

On January 31, 2019, the Company completed the acquisition of the three remaining properties in a 1,479,762-square foot portfolio of 14 properties acquired pursuant to a purchase and sale agreement entered into on June 15, 2018.

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

On August 22, 2019, the Company acquired a 169,585 square foot Environmental Protection Agency (EPA) Regional Headquarters in Lenexa, Kansas. The building was originally constructed in 2007 and fully renovated in 2012. The facility is 100% leased to the EPA for an initial, non-cancelable lease term of 15 years, through October 2027.

Development

On August 27, 2019, the FDA – Alameda development project was substantially completed and a 20-year non-cancelable lease commenced with the GSA for the beneficial use of the Food and Drug Administration (FDA).

On August 30, 2019, the Company acquired property located in Atlanta, Georgia, which is currently under development to become a 162,000-square foot build-to-suit FDA laboratory. The Company has been awarded a 20-year non-cancelable lease with the GSA for the beneficial use of the FDA, beginning upon completion of development of the property.

Disposition

On May 8, 2019, the Company sold CBP – Chula Vista to a third party. Net proceeds from the sale of operating property were approximately $19.9 million and we recognized the full gain on the sale of operating property of approximately $6.2 million for the nine months ended September 30, 2019.

Operating Properties

As of September 30, 2019, our 68 operating properties were 100% leased with a weighted average annualized lease income per leased square foot of $33.44 and a weighted average age based on the date of when the property was renovated or built-to-suit of approximately 12.7 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight-line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our operating properties as of September 30, 2019 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,111,542	7.5%	$49.18
Various GSA - Buffalo (3)	Buffalo, NY	O	2019 - 2025	267,766	8,414,455	4.0%	31.42
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,106,829	3.8%	20.08
Various GSA - Portland (4)	Portland, OR	O	2020 - 2025	223,261	6,868,163	3.3%	31.07
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,801,432	3.2%	40.12
IRS - Fresno	Fresno, CA	O	2033	180,481	6,770,052	3.2%	37.51
PTO - Arlington	Arlington, VA	O	2035	190,546	6,521,081	3.1%	34.22
Various GSA - Chicago (5)	Des Plaines, IL	O	2020 / 2022	232,759	6,434,294	3.0%	28.70
VA - San Jose	San Jose, CA	OC	2038	90,085	5,767,065	2.7%	64.02
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,498,307	2.6%	32.42
FBI - San Antonio	San Antonio, TX	O	2021	148,584	5,159,501	2.4%	34.72
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,607,609	2.2%	21.90
FBI - Omaha	Omaha, NE	O	2024	112,196	4,467,047	2.1%	39.81
TREAS - Parkersburg	Parkersburg, WV	O	2021	182,500	4,416,549	2.1%	24.20
FDA - Alameda	Alameda, CA	L	2039	69,624	4,286,185	2.0%	61.56
EPA - Kansas City	Kansas City, KS	L	2023	71,979	4,213,094	2.0%	58.53
VA - South Bend	Mishakawa, IN	OC	2032	86,363	3,975,368	1.9%	46.03
ICE - Charleston (6)	North Charleston, SC	O	2021 / 2027	86,733	3,814,323	1.8%	43.98
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	3,618,787	1.7%	36.17
DOT - Lakewood	Lakewood, CO	O	2024	122,225	3,493,720	1.7%	28.58
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,472,512	1.6%	25.22
USCIS - Lincoln	Lincoln, NE	O	2020	137,671	3,358,313	1.6%	24.39
FBI - Birmingham	Birmingham, AL	O	2020	96,278	3,358,246	1.6%	34.88
JUD - El Centro	El Centro, CA	C/O	2034	43,345	3,036,785	1.4%	70.06
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,009,129	1.4%	30.48
OSHA - Sandy	Sandy, UT	L	2024	75,000	3,004,875	1.4%	40.07
FDA - College Park	College Park, MD	L	2029	80,677	2,980,334	1.4%	36.94
USFS I - Albuquerque	Albuquerque, NM	O	2021	92,455	2,877,379	1.4%	31.12
DEA - Vista	Vista, CA	L	2020	54,119	2,798,970	1.3%	51.72
SSA - Charleston	Charleston, WV	O	2024	110,000	2,784,822	1.3%	25.32
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,757,942	1.3%	38.79
FBI - Richmond	Richmond, VA	O	2041	96,607	2,755,886	1.3%	28.53
JUD - Del Rio	Del Rio, TX	C/O	2024	89,880	2,707,330	1.3%	30.12
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,679,599	1.3%	63.08
DEA - Dallas Lab	Dallas, TX	L	2021	49,723	2,433,565	1.2%	48.94
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,429,274	1.1%	29.03
DEA - Sterling	Sterling, VA	L	2020	49,692	2,403,449	1.1%	48.37
DEA - Upper Marlboro	Upper Marlboro, MD	L	2022	50,978	2,289,287	1.1%	44.91
FBI - Little Rock	Little Rock, AR	O	2021	101,977	2,246,497	1.1%	22.03
MEPCOM - Jacksonville	Jacksonville, FL	O	2025	30,000	2,189,904	1.0%	73.00
CBP - Savannah	Savannah, GA	L	2033	35,000	2,153,784	1.0%	61.54
FBI - Albany	Albany, NY	O	2019	98,184	2,113,623	1.0%	21.53
DOE - Lakewood	Lakewood, CO	O	2029	115,650	2,064,224	1.0%	17.85
DEA - Santa Ana	Santa Ana, CA	O	2024	39,905	1,899,598	0.9%	47.60
JUD - Charleston	Charleston, SC	C/O	2019	50,888	1,818,135	0.9%	35.73
NPS - Omaha	Omaha, NE	O	2024	62,772	1,778,658	0.8%	28.34
ICE - Otay	San Diego, CA	O	2022 / 2026	52,881	1,753,547	0.8%	35.46
VA - Golden	Golden, CO	O/W	2026	56,753	1,730,118	0.8%	30.49
DEA - Dallas	Dallas, TX	O	2021	71,827	1,681,167	0.8%	23.41
DEA - Otay (7)	San Diego, CA	O	2020	32,560	1,627,003	0.8%	49.97

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased (Cont.)
CBP - Sunburst	Sunburst, MT	O	2028	33,000	1,599,828	0.8%	48.48
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,599,477	0.8%	26.86
DEA - Birmingham (8)	Birmingham, AL	O	2020	35,616	1,531,347	0.7%	43.00
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,490,415	0.7%	31.73
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,441,221	0.7%	37.95
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,432,449	0.7%	22.47
DEA - Albany	Albany, NY	O	2025	31,976	1,350,107	0.6%	42.22
DEA - Riverside	Riverside, CA	O	2032	34,354	1,241,200	0.6%	36.13
SSA - Dallas	Dallas, TX	O	2020	27,200	1,076,946	0.5%	39.59
ICE - Pittsburgh (9)	Pittsburgh, PA	O	2022 / 2023	33,425	792,601	0.4%	31.40
VA - Baton Rouge	Baton Rouge, LA	OC	2024	30,000	772,128	0.4%	25.74
JUD - South Bend	South Bend, IN	C/O	2027	30,119	760,077	0.4%	25.24
DEA - San Diego	San Diego, CA	W	2032	16,100	535,158	0.3%	33.24
SSA - Mission Viejo	Mission Viejo, CA	O	2020	11,590	477,348	0.2%	41.19
DEA - Bakersfield	Bakersfield, CA	O	2021	9,800	357,559	0.2%	36.49
SSA - San Diego	San Diego, CA	O	2032	10,856	334,747	0.2%	33.28
Subtotal				6,166,771	$210,331,966	99.5%	$34.24
Privately Leased
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	105,641	541,849	0.3%	5.13
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	408,702	0.2%	5.83
Subtotal				175,719	$950,551	0.5%	$5.41
Total / Weighted Average				6,342,490	$211,282,517	100.0%	$33.44
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	The year of lease expiration does not include renewal options.
(3)	Private tenants occupy 15,374 rentable square feet.
(4)	Private tenants occupy 50,222 rentable square feet.
(5)	Private tenants occupy 2,987 rentable square feet.
(6)	A private tenant occupies 21,609 rentable square feet.
(7)	ICE occupies 5,813 rentable square feet.
(8)	The ATF occupies 8,680 rentable square feet.
(9)	A private tenant occupies 3,854 rentable square feet.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 16.1 years as of September 30, 2019), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place as of September 30, 2019:

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2019	3	161,125	2.5%	4,222,987	2.0%	26.21
2020	18	762,983	12.1%	26,082,364	12.3%	34.18
2021	12	843,491	13.3%	25,088,212	11.9%	29.74
2022	7	124,523	2.0%	4,763,739	2.3%	38.26
2023	10	291,498	4.6%	8,105,126	3.8%	27.81
2024	10	727,374	11.5%	22,944,196	10.9%	31.54
2025	7	190,725	3.0%	7,772,120	3.7%	40.75
2026	3	157,011	2.5%	4,795,892	2.3%	30.54
2027	6	495,529	7.8%	17,427,464	8.2%	35.17
2028	3	506,815	8.0%	10,115,359	4.8%	19.96
Thereafter	20	2,058,230	32.7%	79,965,058	37.8%	38.85
Total / Weighted Average	99	6,319,304	100.0%	$211,282,517	100.0%	$33.43

(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of September 30, 2019, 17 tenants occupying approximately 5.9% of our rentable square feet and contributing approximately 4.9% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2019 and 2018

The financial information presented below summarizes the results of operations of the Company for the three months ended September 30, 2019 and 2018 (amounts in thousands). Certain prior year amounts have been reclassified to conform with the current year presentation as a result of the adoption of Accounting Standards Codification Topic ASC 842, Leases (“ASC 842”), effective January 1, 2019.

	For the three months ended September 30,
	2019	2018	Change
Revenues
Rental income	$53,382	$38,136	$15,246
Tenant reimbursements	3,369	1,169	2,200
Other income	838	132	706
Total revenues	57,589	39,437	18,152
Expenses
Property operating	13,408	7,780	5,628
Real estate taxes	6,008	4,228	1,780
Depreciation and amortization	23,299	16,109	7,190
Acquisition costs	519	300	219
Corporate general and administrative	5,298	3,614	1,684
Total expenses	48,532	32,031	16,501
Other (expense) income
Interest expense	(8,454)	(4,924)	(3,530)
Gain on sale of operating property	—	—	—
Net income	$603	$2,482	$(1,879)

Revenues

Total revenues consist primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenues increased by $18.2 million to $57.6 million for the three months ended September 30, 2019 compared to $39.4 million for the three months ended September 30, 2018. The increase is primarily attributable to an additional $16.2 million of revenue from the 11 operating properties acquired since September 30, 2018, as well as a full period of operations from the nine operating properties acquired during the three months ended September 30, 2018 and two development properties placed in service since September 30, 2018, offset by one property disposed of in the second quarter of 2019.  Additionally, there was a $2.6 million increase in tenant project reimbursements and the associated project management income, offset by a $0.7 million decrease in the timing of intangible asset amortization.

Expenses

Total expenses increased by $16.5 million to $48.5 million for the three months ended September 30, 2019 compared to $32.0 million for the three months ended September 30, 2018. The increase is primarily attributable to $13.9 million in property operating expenses, real estate taxes, and depreciation and amortization associated with the 11 operating properties acquired since September 30, 2018, as well as a full period of operations from the nine operating properties acquired during the three months ended September 30, 2018 and two development properties placed in service since September 30, 2018, offset by one property disposed of in the second quarter of 2019. Additionally, there was a $2.2 million increase in expenses associated with tenant project reimbursements, partially offset by a $1.8 million decrease in depreciation related to the timing of intangible asset amortization. Corporate general and administrative costs also increased by $1.7 million primarily due to an increase in employee costs.

Interest Expense

Interest expense increased by $3.5 million to $8.5 million for the three months ended September 30, 2019 compared to $4.9 million for the three months ended September 30, 2018. The increase is primarily due to a $1.2 million increase in interest owed on our 2016 term loan facility and our 2018 term loan facility, which were amended and entered into, respectively, on September 30, 2018. Interest also increased due to a $1.9 million increase in interest on our revolving credit facility due to an increase in the weighted average interest rate from 3.42% and weighted average borrowings of $4.7 million during the three months ended September 30, 2018 to a weighted average interest rate of 3.62% and weighted average borrowings of $223.3 million during the three months ended September 30, 2019.  Additionally, interest expense increased $0.5 million due to interest attributable to the $275.0 million of fixed rate, senior unsecured notes issued on September 12, 2019.

Comparison of Results of Operations for the nine months ended September 30, 2019 and 2018

The financial information presented below summarizes the results of operations of the Company for the nine months ended September 30, 2019 and 2018 (amounts in thousands). Certain prior year amounts have been reclassified to conform with the current year presentation as a result of the adoption of ASC 842, effective January 1, 2019.

	For the nine months ended September 30,
	2019	2018	Change
Revenues
Rental income	$152,383	$108,255	$44,128
Tenant reimbursements	6,608	3,370	3,238
Other income	1,954	758	1,196
Total revenues	160,945	112,383	48,562
Expenses
Property operating	34,305	21,563	12,742
Real estate taxes	17,228	11,773	5,455
Depreciation and amortization	68,717	45,331	23,386
Acquisition costs	1,441	1,023	418
Corporate general and administrative	14,282	10,696	3,586
Total expenses	135,973	90,386	45,587
Other (expense) income
Interest expense	(24,604)	(15,981)	(8,623)
Gain on sale of operating property	6,245	—	6,245
Net income	$6,613	$6,016	$597

Revenues

Total revenues consist primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenues increased by $48.6 million to $160.9 million for the nine months ended September 30, 2019 compared to $112.4 million for the nine months ended September 30, 2018. The increase is primarily attributable to an additional $47.2 million of revenue from the 11 operating properties acquired since September 30, 2018, as well as a full period of operations from the ten operating properties acquired during the nine months ended September 30, 2018 and two development properties placed in service since September 30, 2018, offset by one property disposed of in the second quarter of 2019. Additionally, there was a $3.6 million increase in tenant project reimbursements and the associated project management income, offset by a $2.0 million decrease in the timing of intangible asset amortization.

Expenses

Total expenses increased by $45.6 million to $136.0 million for the nine months ended September 30, 2019 compared to $90.4 million for the nine months ended September 30, 2018. The increase is primarily attributable to an additional $41.9 million of property operating expenses, real estate taxes, and depreciation and amortization associated with the 11 operating properties acquired since September 30, 2018, as well as a full period of operations from the ten operating properties acquired during the nine months ended September 30, 2018 and two development properties placed in service since September 30, 2018, offset by one property disposed of in the second quarter of 2019. Additionally, a $3.1 million increase in expenses associated with tenant project reimbursements, offset by a $4.7 million decrease in depreciation related to the timing of intangible asset amortization. Acquisition costs and corporate general and administrative costs also increased by an aggregate of $4.0 million primarily due to an increase in employee costs.

Interest Expense

Interest expense increased by $8.6 million to $24.6 million for the nine months ended September 30, 2019 compared to $16.0 million for the nine months ended September 30, 2018. The increase is primarily due to a $4.0 million increase in interest owed on our 2016 term loan facility and our 2018 term loan facility, which were amended and entered into, respectively, during the nine months ended September 30, 2018. Interest also increased due to a $4.5 million increase in interest on our revolving credit facility due to an increase in the weighted average interest rate from 3.26% and weighted average borrowings of $67.9 million during the nine months ended September 30, 2018 to weighted average interest rate of 3.71% and weighted average borrowings of $234.8 million during the nine months ended September 30, 2019.  Additionally, interest expense increased $0.5 million due to interest attributable to the $275.0 million of fixed rate, senior unsecured notes issued on September 12, 2019.  These increases were partially offset by an increase in capitalized interest associated with properties under development, resulting in a $0.5 million decrease in interest expense.

Gain on the sale of operating property

On May 8, 2019, the Company sold CBP - Chula Vista to a third party. Net proceeds from the sale of operating property were approximately $19.9 million and we recognized the full gain on the sale of operating property of approximately $6.2 million for the nine months ended September 30, 2019.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At September 30, 2019, we had $65.4 million available in cash and cash equivalents and there was $450.0 million available under our revolving credit facility.

Our primary expected sources of capital are as follows:

•	cash and cash equivalents;
•	operating cash flow;
•	available borrowings under our revolving credit facility;
•	issuance of long-term debt;

•	issuance of equity, including under our 2019 ATM Program (as described below); and
•	asset sales.

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•	development and redevelopment activities, including major redevelopment, renovation or expansion programs at individual properties;
•	property acquisitions under contract;
•	tenant improvements allowances and leasing costs;
•	recurring maintenance and capital expenditures;
•	debt repayment requirements;
•	corporate and administrative costs;
•	interest payments on our outstanding indebtedness;
•	interest swap payments; and
•	distribution payments.

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

Equity

ATM Program

On March 3, 2017, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time, which we refer to herein as the “2017 ATM Program”, in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. As of September 30, 2019, there were no shares remaining available for sale under the 2017 ATM Program

On March 4, 2019, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million from time to time, which we refer to herein as the “2019 ATM Program” and together with the 2017 ATM Program, the ATM Programs, in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.  Under the 2019 ATM Program, we may also enter into one or more forward transactions under separate master forward sale confirmations and related supplemental confirmations with each of Citibank, N.A., Bank of Montreal, Jefferies LLC, Raymond James & Associates, Inc., Royal Bank of Canada and Wells Fargo Bank, National Association for the sale of shares of our common stock on a forward basis.

The following table sets forth certain information with respect to sales made under each of the ATM Programs as of September 30, 2019 (amounts in thousands, except share amounts):

	2017 ATM Program		2019 ATM Program
For the Three Months Ended:	Number of Shares Sold	Net Proceeds	Number of Shares Sold(1)	Net Proceeds(1)
March 31, 2019	366,455	$6,504	—	$—
June 30, 2019	—	—	1,200,712	21,155
September 30, 2019	1,398,814	25,494	2,094,599	42,362
Total	1,765,269	$31,998	3,295,311	$63,517
(1)

During the nine months ended September 30, 2019, we entered into and fully settled forward sale transactions under the 2019 ATM Program by selling and issuing an aggregate of 1,200,712 shares of our common stock in exchange for net proceeds to us of approximately $21.2 million, after deducting offering costs.

We have used the net proceeds received from such sales for general corporate purposes. As of September 30, 2019, we had approximately $135.8 million of gross sales of our common stock available under the 2019 ATM Program.

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

Debt

The following table sets forth certain information with respect to our outstanding indebtedness as of September 30, 2019 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2019	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$—	L + 140bps	June 2022 (3)
Total revolving credit facility	—

Term loan facilities:
2016 term loan facility	100,000	2.77% (4)	March 2024
2018 term loan facility	150,000	4.06% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,489)
Total term loan facilities, net	248,511

Senior unsecured notes payable:
Series A 4.05% notes due 2027	95,000	4.05%	May 2027
Series B 4.15% notes due 2029	50,000	4.15%	May 2029
Series C 4.30% notes due 2032	30,000	4.30%	May 2032
Series A 3.73% notes due 2029	85,000	3.73%	September 2029
Series B 3.83% notes due 2031	100,000	3.83%	September 2031
Series C 3.98% notes due 2034	90,000	3.98%	September 2034
Total notes payable	450,000
Less: Total unamortized deferred financing fees	(3,132)
Total notes payable, net	446,868

Mortgage notes payable:
CBP - Savannah	12,942	3.40% (6)	July 2033
ICE - Charleston	17,729	4.21% (6)	January 2027
MEPCOM - Jacksonville	9,186	4.41% (6)	October 2025
USFS II - Albuquerque	16,338	4.46% (6)	July 2026
DEA - Pleasanton	15,700	L + 150bps (6)	October 2023
VA - Loma Linda	127,500	3.59% (6)	July 2027
VA - Golden	9,221	5.00% (6)	April 2024
Total mortgage notes payable	208,616
Less: Total unamortized deferred financing fees	(1,690)
Less: Total unamortized premium/discount	218
Total mortgage notes payable, net	207,144

Total debt	$902,523
(1)

At September 30, 2019, the one-month LIBOR (“L”) was 2.02%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for the revolving credit facility and the term loan facilities is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Available capacity of $450.0 million at September 30, 2019 with an accordion feature that provides additional capacity of up to $250.0 million, subject to the satisfaction of customary terms and conditions.

(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.77% annually, based on the Company’s consolidated leverage ratio, as defined in the 2016 term loan facility agreement.

(5)

Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 4.06% annually, based on the Company’s consolidated leverage ratio, as defined in the 2018 term loan facility.

(6)

Effective interest rates are as follows: CBP - Savannah 4.12%, ICE - Charleston 3.93%, MEPCOM - Jacksonville 3.89%, USFS II - Albuquerque 3.92%, DEA - Pleasanton 1.80%, VA - Loma Linda 3.78%, VA - Golden 5.03%.

Our revolving credit facility, term loan facilities, senior unsecured notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2019, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of September 30, 2019 (dollar amounts in thousands):

Debt Capital Structure	September 30, 2019
Total principal outstanding	$908,616
Weighted average maturity	8.3 years
Weighted average interest rate	3.8%
% Variable debt	1.7%
% Fixed debt (1)	98.3%
% Secured debt	22.9%
(1)	Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

On September 12, 2019, the Operating Partnership issued an aggregate of $275.0 million of fixed rate, senior unsecured notes (the “Notes”) in a private placement pursuant to a purchase agreement among the Operating Partnership, the Company and the purchasers of the Notes dated July 30, 2019 (the “Purchase Agreement”). The Notes consist of (i) 3.73% Series A Senior Notes due September 12, 2029 in an aggregate principal amount of $85.0 million, (ii) 3.83% Series B Senior Notes due September 12, 2031 in an aggregate principal amount of $100.0 million, and (iii) 3.98% Series C Senior Notes due September 12, 2034 in an aggregate principal amount of $90.0 million. The Notes are unconditionally guaranteed by the Company and various subsidiaries of the Operating Partnership (the “Subsidiary Guarantors”).

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

The Purchase Agreement and the Notes also contains various covenants (including, among others, financial covenants with respect to debt service coverage, consolidated net worth, fixed charges and consolidated leverage and covenants relating to liens) and if the Operating Partnership or the Company breaches any of these covenants, the principal and accrued and unpaid interest and the make-whole amount on the outstanding Notes will become due and payable at the option of the holders.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2019	May 2, 2019	June 10, 2019	June 27, 2019	$0.26
Q2 2019	July 31, 2019	September 12, 2019	September 26, 2019	$0.26
Q3 2019	October 30, 2019	November 13, 2019	December 27, 2019	$0.26
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

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2019.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the operating expenses that are passed through to our tenants and by contractual rent increases. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flows

The following table sets forth a summary of cash flows for the nine months ended September 30, 2019 and 2018 (amounts in thousands):

	For the nine months ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$119,377	$49,095
Investing activities	(356,514)	(370,608)
Financing activities	295,639	316,622

Operating Activities

The Company generated $119.4 million and $49.1 million of cash from operating activities during the nine months ended September 30, 2019 and 2018, respectively. Net cash provided by operating activities for the nine months ended September 30, 2019 includes $65.5 million in net cash from rental activities net of expenses and $53.9 million related to the change in rents receivable, accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. Net cash provided by operating activities for the nine months ended September 30, 2018 includes a $43.4 million increase in net cash from rental activities net of expenses and $5.7 million related to the change in rents receivable, accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

Investing Activities

The Company used $356.5 million and $370.6 million in cash for investing activities during the nine months ended September 30, 2019 and 2018, respectively. Net cash used in investing activities for the nine months ended September 30, 2019 includes $327.0 million in real estate acquisitions and deposits, $44.9 million in additions to development properties and $4.6 million in additions to operating properties, offset by $19.9 million in proceeds from the sale of CBP - Chula Vista in the second quarter of 2019. Net cash used in investing activities for the nine months ended September 30, 2018 includes $321.0 million in real estate acquisitions, $38.9 million in additions to development properties, $4.1 million in additions to operating properties and a $6.5 million increase in deposits on acquisitions.

Financing Activities

The Company generated $295.6 million and $316.6 million in cash from financing activities during the nine months ended September 30, 2019 and 2018, respectively. Net cash generated by financing activities for the nine months ended September 30, 2019 includes $226.6 million in gross proceeds from issuances of shares of our common stock, $275.0 million in issuance of notes payable and $337.0 million in draws under our revolving credit facility, offset by $471.8 million in net pay downs under our revolving credit facility, $60.1 million in dividend payments, $6.7 million in payment of offering costs, $2.5 million in mortgage notes payable repayment and $1.9 million in deferred financing costs. Net cash generated by financing activities for the nine months ended September 30, 2018 includes $297.8 million in gross proceeds from our underwritten public offering and sales under the 2017 ATM Program, $150.0 million in draws under our 2018 term loan facility and $57.5 million in draws under our revolving credit facility, offset by $124.3 million in net pay downs under our revolving credit facility, $47.5 million in dividends, $11.3 million in payment of offering costs, $3.2 million in payment of deferred financing costs and $2.4 million in mortgage notes payable repayment.

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

Funds From Operations and Funds From Operations, as Adjusted

Funds From Operations, or FFO, is a supplemental measure of our performance. We present FFO calculated in accordance with the current National Association of Real Estate Investment Trusts, or Nareit, definition set forth in the Nareit FFO White Paper – Restatement 2018. In addition, we present FFO, as Adjusted for certain other adjustments that we believe enhance the comparability of our FFO across periods and to the FFO reported by other publicly traded REITs. FFO is a supplemental performance measure that is commonly used in the real estate industry to assist investors and analysts in comparing results of REITs.

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

We adjust FFO to present FFO, as Adjusted as an alternative measure of our operating performance, which, when applicable, excludes the impact of acquisition costs, straight-line rent, amortization of above-/below-market leases, amortization of deferred revenue (which results from landlord assets funded by tenants), non-cash interest expense, non-cash compensation and other non-cash items. By excluding these income and expense items from FFO, as Adjusted, we believe we provide useful information as these items have no cash impact.  In addition, by excluding acquisition related costs we believe FFO, as Adjusted provides useful information that is comparable across periods and more accurately reflects the operating performance of our properties. Certain prior year amounts have been updated to conform to the current year FFO, as Adjusted definition.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income	$603	$2,482	$6,613	$6,016
Depreciation and amortization	23,299	16,109	68,717	45,331
Gain on sale of operating property	—	—	(6,245)	—
FFO	23,902	18,591	69,085	51,347
Adjustments to FFO:
Acquisition costs	519	300	1,441	1,023
Straight-line rent and other non-cash adjustments	(110)	(1,209)	(1,676)	(4,256)
Amortization of above-/below-market leases	(1,517)	(2,219)	(4,761)	(6,737)
Amortization of deferred revenue	(176)	(46)	(310)	(124)
Non-cash interest expense	330	313	975	876
Non-cash compensation	714	731	2,145	2,307
FFO, as Adjusted	$23,662	$16,461	$66,899	$44,436

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2019, $892.9 million, or 98.3% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $15.7 million, or 1.7% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by less than $0.1 million annually.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that best represents the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR.  The Company intends to monitor the developments with respect to the scheduled phasing out of LIBOR after 2021 and work with its lenders to ensure such transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of September 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q:

Exhibit	Exhibit Description

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

Easterly Government Properties, Inc.

Date: November 6, 2019	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: November 6, 2019	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)