Form 10-K
period 2019-12-31
Easterly Government Properties, Inc.
filed 2020-02-25
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2019

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

The number of shares of Registrant’s common stock outstanding as of February 14, 2020 was 75,050,292.

As of June 30, 2019, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $1,253 million based on the closing sale price of $18.11 as reported on the New York Stock Exchange on June 28, 2019. For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

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

As of December 31, 2019, we wholly owned 70 operating properties in the United States that were 100% leased, including 68 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 6.5 million square feet in the aggregate. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.2 million square feet upon completion. We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet its needs and objectives.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of and own approximately 88.6% of the aggregate operating partnership units in our operating partnership. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of office and other commercial properties, including properties leased to the U.S. Government, through the following competitive strengths:

•

High Quality Portfolio Leased to Mission-Critical U.S. Government Agencies. We focus primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve mission-critical functions and are of high importance within the hierarchy of these agencies. These properties generally meet our investment criteria, which target major federal buildings of Class A construction that are less than 20 years old, or have undergone a substantial renovation-to-suit for the tenant agency, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, are in strategic locations to facilitate the tenant agency’s mission, include build-to-suit features and are focused on environmental sustainability. As of December 31, 2019, the weighted average age of our operating properties was approximately 12.8 years based on the date the property was built or renovated-to-suit, where applicable, and the weighted average remaining lease term was approximately 7.5 years.

•

U.S. Government Tenant Base with Strong History of Renewal. Our leases with U.S. Government agencies are backed by the full faith and credit of the U.S. Government. For the GSA leases, rents are paid from the Federal Buildings Fund and are not subject to direct federal appropriations. All of our leases with other federal agencies were executed under delegation from the GSA, and therefore the Federal Buildings Fund stands behind these leases as a guarantor, even though the rent is paid from appropriated funds by the agencies who executed the lease contracts. Furthermore, the U.S. Government has never experienced a financial default to date. In addition to stable rent payments, our U.S. Government leases typically have initial total terms of ten to 20 years with renewal leases having terms of five to 15 years. U.S. Government leases governing properties similar to the properties that we target have historically had high renewal rates, which limit operational risk. We believe that the strong credit quality of our U.S. Government tenant base, our long-term leases, the likelihood of lease renewal and the high tenant recovery rate for our property-related operating expenses contribute to the stability of our operating cash flows and expected distributions.

•

Experienced and Aligned Management Team. Our senior management team has a proven track record of sourcing, acquiring, developing and managing properties leased to U.S. Government agencies. Collectively, our senior management team has been responsible for the acquisition of an aggregate of approximately 5.7 million square feet of U.S. Government-leased properties and the development of approximately 1.4 million aggregate square feet of such properties. We believe that our management expertise provides us with a significant advantage over our competitors when pursuing acquisition opportunities and engaging U.S. Government agencies in property development opportunities and provides us with superior property management and tenant service capabilities.
•

Access to Acquisition Opportunities with an Active Pipeline. Our senior management team has an extensive network of longstanding relationships with owners, specialized developers, leasing brokers, lenders and other participants in the U.S. Government-leased property market. Our team seeks to leverage these relationships to access a wide variety of sourcing opportunities, frequently resulting in the acquisition of properties that were not broadly marketed. In addition, we maintain a proprietary database that tracks approximately 8,200 leases totaling approximately 188 million rentable square feet and includes substantially every major U.S. Government-leased property that meets our investment criteria as well as information about the ownership of such properties. We believe that our longstanding industry relationships, coupled with our proprietary database, improve our ability to source and execute attractive acquisition opportunities. Further, these factors enable us to effectively initiate transactions with property owners who may not currently be seeking to sell their property, which we believe gives us a competitive advantage over others bidding in broadly marketed transactions.

•

Extensive Development Experience with U.S. Government-Leased Properties. Our senior management team has developed projects comprising approximately 4.6 million square feet, including 39 build-to-suit projects for the U.S. Government as well as other corporate tenants. In the aggregate, our senior management team has developed 22 projects for the GSA and U.S. Government agencies. Development of government projects, particularly build-to-suit projects, requires expertise in GSA and other U.S. Government requirements and the needs of tenant agencies. Since 1994, members of our senior management team have developed an average of approximately 52,600 square feet per year of U.S. Government-leased build-to-suit properties. We believe that our thorough understanding of the U.S. Government’s procurement processes and standards, our longstanding relationships with the GSA and other agencies of the U.S. Government, and our differentiated capabilities enables us to continue to compete effectively for U.S. Government development opportunities.

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

•

Growth-Oriented Capital Structure. Our capital structure provides us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through three underwritten public offerings of our common stock and through sales of common stock under our at-the-market equity offering programs, which we refer to as our ATM Programs.  During the year ended December 31, 2019, we issued $128.4 million of our common stock under our ATM Programs, including through the settlement of forward sales transactions, with the capacity to issue up to $403.9 million of additional shares. As of December 31, 2019, we had total indebtedness of approximately $907.8 million, for a net debt to total enterprise value of 30.9%. As of December 31, 2019, we had full capacity under our $450.0 million senior unsecured revolving credit facility. None of our outstanding indebtedness is scheduled to mature until 2022.

Business & Growth Strategies

Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We pursue the following strategies to achieve these goals:

•

Pursue Attractive Acquisition Opportunities. We seek to pursue strategic and disciplined acquisitions of properties that we believe are essential to the mission of select U.S. Government agencies and that, in many cases, contain agency-specific design enhancements that allow each tenant agency to better satisfy its mission. We target for acquisition primarily major federal buildings of Class A construction that are less than 20 years old, or have undergone substantial renovation-to-suit for the tenant agency, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, are in strategic locations to facilitate the tenant agency’s mission, include build-to-suit features and are focused on environmental sustainability.

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

•

Reduce Property-Level Operating Expenses. We manage our properties with a focus on increasing our income by continuing to reduce property-level operating costs and identifying cost efficiencies so as to eliminate any excess spending and streamline our operating costs. In conjunction with these goals, we also seek to reduce the environmental impact of our portfolio through the implementation of environmentally prudent building operation measures. When we acquire a property, we review all property-level operating expenditures to determine whether and how the property can be managed more efficiently.

Employees

As of December 31, 2019 we had 37 employees. None of our employees are represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

Significant Tenants

Substantially all of our current rents come from U.S. Government tenant agencies. As of December 31, 2019, our U.S. Government tenant agencies accounted for 99.6% of our annualized lease income. For further information on the composition of our tenant base, see “Item 2. Properties.”

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

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, or the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe the existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Corporate Responsibility

We are committed to sustainability and continually seek to improve our environmental and social responsibility initiatives, efforts, programs and policies. We have an in-house team that meets regularly to identify, initiate and monitor sustainable practices in all aspects of our business for the benefit of our tenants, shareholders, employees and the community at large.  The U.S. Government serves as the natural partner for our environmentally-friendly endeavors. Under the Energy Policy Act of 2005, the U.S. Government maintains “green lease” policies that include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property.  The U.S. Government’s “green lease” initiative permits U.S. Government tenants to require

LEED-CI certification in selecting new premises or renewing leases at existing premises. There are currently 18 properties in our portfolio that have achieved a total of 20 LEED certifications.

We are also committed to volunteerism, philanthropy and striving to make a positive impact on the communities in which we conduct business, which we believe mutually benefits our tenants, investors, employees and the communities in which we operate. We endeavor to attract and retain the best employees by providing them with the resources and opportunities to succeed. We have a commitment to diversity in all of its forms and strive to promote and maintain a work environment where all employees are treated with dignity and respect, offered opportunities for professional development and valued for their unique contributions to our success.

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

For periods on or after December 18, 2015, to the extent our stock is held directly (or indirectly through one or more partnerships) by a “qualified shareholder,” it will not be treated as a USRPI.  Thus, gain treated as gain from the sale or exchange of our stock will not be subject to tax under FIRPTA but would be subject to tax if such gain is treated as effectively connected with the qualified shareholder’s conduct of a U.S. trade or business.  Further, to the extent such treatment applies, any distribution to such shareholder will not be treated as gain recognized from the sale or exchange of a USRPI (and capital gain dividends and non-dividend distributions to such shareholder may be treated as ordinary dividends). For these purposes, a qualified shareholder is generally a non-U.S. stockholder that (i)(A) is eligible for treaty benefits under an income tax treaty with the United States that includes an exchange of information program, and the principal class of interests of which is listed and regularly traded on one or more stock exchanges as defined by the treaty, or (B) is a foreign limited partnership organized in a jurisdiction with an exchange of information agreement with the United States and that has a class of regularly traded limited partnership units (having a value greater than 50% of the value of all partnership units) on the New York Stock Exchange or Nasdaq, (ii) is a “qualified collective investment vehicle” (within the meaning of Section 897(k)(3)(B) of the Code) and (iii) maintains records of persons holding 5% or more of the class of interests described in clauses (i)(A) or (i)(B) above. However, in the case of a qualified shareholder having one or more “applicable investors,” the exception described in the first sentence of this paragraph will not apply to the applicable percentage of the qualified shareholder’s stock (with “applicable percentage” generally meaning the percentage of the value of the interests in the qualified shareholder held by applicable investors after applying certain constructive ownership rules). The applicable percentage of the amount realized by a qualified shareholder on the disposition of our stock or with respect to a distribution from us attributable to gain from the sale or exchange of a USRPI will be treated as amounts realized from the disposition of USRPIs. Such treatment shall also apply to applicable investors in respect of distributions treated as a sale or exchange of stock with respect to a qualified shareholder. For these purposes, an “applicable investor” is a person (other than a qualified shareholder) who generally holds an interest in the qualified shareholder and holds more than 10% of our stock applying certain constructive ownership rules.

For periods on or after December 18, 2015, for FIRPTA purposes neither a “qualified foreign pension fund” (as defined below) nor a “qualified controlled entity” (as defined below) is treated as a non-U.S. stockholder. Accordingly, the U.S. federal income tax treatment of ordinary dividends received by qualified foreign pension funds and qualified controlled entities will be determined without regard to the FIRPTA rules, and their gain from the sale or exchange of our stock, as well as our capital gain dividends and distributions treated as gain from the sale or exchange, will not be subject to U.S. federal income tax unless such gain is treated as effectively connected with the qualified foreign pension fund’s (or the qualified controlled entity’s) conduct of a U.S. trade or business.  A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established by a foreign country (or one or more political subdivisions thereof) or one or more employers to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees as a result of, or in consideration for, services rendered, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate.  A “qualified controlled entity” for purposes of the above summary means an entity all the interests of which are held by a qualified foreign pension fund.  Alternatively, under proposed Treasury Regulations that taxpayers generally may rely on, but which are subject to change, a “qualified controlled entity” is a trust of corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities or partnerships.

Recent FATCA Proposed Regulations

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

Available Information

Our website address is www.easterlyreit.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. To access these filings, go to the “Investor Relations” portion of our “Financials” page on our website, and then click on “SEC Filings.” In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at http://www.sec.gov.

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

Substantially all of our current rents come from U.S. Government tenant agencies. As of December 31, 2019, our U.S. Government tenant agencies accounted for 99.6% of our annualized lease income. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Due to such concentration, any failure by the U.S. Government to perform its obligations under its leases or a failure to renew its leases upon expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected properties are leased, and could decrease the ultimate value of the affected property upon sale and have a material adverse effect on our business, financial condition and results of operations.

We may be unable to renew leases or lease vacating space on favorable terms or at all as leases expire, which could adversely affect our business, financial condition and results of operations.

As of December 31, 2019, leases representing approximately 28.0% of our total annualized lease income and approximately 29.3% of the square footage of the properties in our portfolio will expire by the end of 2022. We may be unable to renew such expiring leases or our properties may not be released at net effective rental rates equal to or above the current average net effective rental rates.

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

As of December 31, 2019, we have two properties under development.  We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit renovations for existing U.S. Government tenant agencies and new developments for anticipated tenant agencies and will be subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include:

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

Our senior management team consists of individuals with experience in identifying, acquiring, developing, financing and managing U.S. Government-leased assets and has developed long-term relationships across the commercial real estate industry, including at all levels of the GSA and at numerous government agencies. Each of these individuals brings specialized knowledge and skills in the U.S. Government-leased property sector. The loss of services of one or more of these members of our senior management team, or our inability to attract and retain highly qualified personnel, could have a material adverse effect on our business, financial condition and results of operations and weaken our relationships with lenders, business partners, industry participants, the GSA and U.S. Government agencies.

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

As of December 31, 2019, three of our U.S. Government tenant agencies, the VA, FBI, and DEA, accounted for an aggregate of approximately 37.0% of our total rentable square feet and an aggregate of approximately 43.2% of our total annualized lease income. Each U.S. Government agency has its own customs, procedures, culture, needs and mission, which translate into different requirements for its leased space, and we work with the tenant agency to design and construct specialized, agency-specific enhancements. In addition, under the terms of our GSA leases, the GSA generally has the right to designate another U.S. Government agency to occupy all or a portion of the leased property. A change in the structure, mission, or leasing requirements of any one of our U.S. Government tenant agencies, a significant reduction in the agency’s workforce, a relocation of personnel resources, other internal reorganization or a change in the tenant agency occupying the leased space, could affect our lease renewal opportunities and have a material adverse effect on our business, financial condition and results of operations.

Some of our leases with U.S. Government tenant agencies permit the tenant agency to vacate the property and discontinue paying rent prior to their lease expiration date.

Some of our leases are currently in the soft-term period of the lease and tenants under such leases have the right to vacate their space during a specified period before the stated terms of their leases expire. As of December 31, 2019, tenants occupying approximately 5.8% of our rentable square feet and contributing approximately 4.8% of our annualized lease income currently have exercisable rights to terminate their leases before the stated soft term of their lease expires. For fiscal policy reasons, security concerns or other reasons, some or all of our U.S. Government tenant agencies under leases within the soft-term period may decide to exercise their termination rights before the stated term of their lease expires. Such events, if they were to occur and we were not able to lease the vacant space to another tenant in a timely manner or at all, could have a material adverse effect on our business, financial condition and results of operations.

We currently have a concentration of properties located in California and are exposed to changes in market conditions and natural disasters in this state.

Eighteen of our 70 operating properties are located in California, accounting for approximately 20.5% of our total rentable square feet and approximately 26.9% of our total annualized lease income as of December 31, 2019. As a result of this concentration, a material portion of our portfolio may be exposed to the effects of economic and real estate conditions in California markets, such as the supply of competing properties, general levels of employment and economic activity. In addition, historically, California has been vulnerable to natural disasters and we are therefore susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. To the extent that weak economic or real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

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

Under our leases, including our leases with U.S. Government tenant agencies, we retain certain obligations with respect to the property, including, among other things, the responsibility for maintenance and repair of the property, the provision of adequate parking, maintenance of common areas, responsibility for capital improvements such as roof replacement and major structural improvements and compliance with other affirmative covenants in the lease. The expenditure of any sums in connection therewith will reduce the cash available for distribution and may require us to fund deficits resulting from operating a property. No assurance can be given that we will have funds available to make such repairs or improvements. If we were to fail to meet these obligations, then the applicable tenant could abate rent or terminate the applicable lease, which may result in a loss of capital invested and reduce our anticipated profits which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Capital and credit market conditions may adversely affect our access to various sources of capital or financing or the cost of capital, which could impact our business activities, dividends, earnings and common stock price, among other things.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use external financing to fund acquisition, development and renovation activities. As of December 31, 2019, we had total indebtedness of approximately $907.8 million including approximately $150.0 million outstanding under our $150.0 million senior unsecured term loan facility, which we refer to as our 2018 term loan facility, $100.0 million outstanding under our $100.0 million senior unsecured term loan facility, which we refer to as our 2016 term loan facility, $175.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2017 senior unsecured notes, and $275.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2019 senior unsecured notes. As of December 31, 2019, we had approximately $450.0 million of available borrowing capacity under our revolving credit facility.  If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and renovation activities or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out a smaller percentage of our taxable income (subject to the annual distribution requirements applicable to REITs under the Internal Revenue Code of 1986, as amended, or the Code). To the extent that we are able or choose to access capital at a higher cost than we have experienced in recent years, as reflected in higher interest rates for debt financing or a lower stock price for equity financing, our earnings per share and cash flow could be adversely affected. In addition, the price of common stock may fluctuate significantly or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

We maintain comprehensive insurance coverage for general liability, property and other risks on all of our properties, including coverage for acts of terrorism. Future changes in the insurance industry’s risk assessment approach and pricing structure may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results. Most of our debt agreements contain customary covenants requiring us to maintain insurance. We may not be able to obtain an appropriate amount of coverage at reasonable costs, or at all, in the future. In addition, if lenders insist on greater insurance coverage than we are able to obtain, it could adversely affect our ability to finance or refinance our properties and execute our growth strategies, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

Failure to comply with U.S. Government contractor requirements could result in substantial costs and loss of substantial revenue.

As a lessor of properties leased to the U.S. Government, we are subject to compliance with a wide variety of complex legal requirements applicable to U.S. Government contractors. These laws regulate how we conduct business and require us to administer various compliance programs and to impose compliance responsibilities on some of our contractors. A material failure to comply with these laws could subject us to fines, penalties and damages, cause us to be in default of our leases and other contracts with the U.S. Government and bar us from entering into future leases and other contracts with the U.S. Government. The costs and loss of revenue associated with a failure to comply with U.S. Government contractor requirements could have a material adverse effect on our properties, operations or business.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. It is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, and those of our tenants; result in our inability to properly monitor our compliance with the rules and regulations regarding our compliance as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others; result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space; require significant management attention and resources to remedy any damages that may result; damage our reputation among our tenants and investors, or subject us to liability claims or regulatory penalties. Any or all of the above could have a material adverse effect on our business, financial condition and results of operations.

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

In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals (as defined in the Code to include certain entities such as private foundations) at any time during the last half of any taxable year (beginning with our second taxable year as a REIT). In order to help us qualify as a REIT, our charter generally prohibits any person or entity from actually or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, (i) more than 7.1% (in value or in number of shares, whichever is more restrictive) of the issued and outstanding shares of any class or series of our stock or (ii) more than 7.1% in value of the aggregate of the outstanding shares of all classes and series of our stock (the “ownership limits”). Our charter also prohibits the owners of 50% or more of any historic REIT affiliated with Easterly Partners, LLC and its consolidated subsidiaries, from which our operating partnership acquired 15 properties in connection with our initial public offering in 2015, from owning 50% or more of us, applying certain attribution of ownership rules. This limitation is intended to prevent us from being treated as a successor of any such REIT. These ownership restrictions may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of our common stock.

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

Provisions in the partnership agreement of our operating partnership may delay, or make more difficult, acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an acquisition of us or change of our control, although some holders of our common stock might consider such proposals, if made, desirable. These provisions include

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

In addition, our charter authorizes us, and our bylaws require us, to indemnify our directors for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our charter and bylaws also authorize us to indemnify our officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law and indemnification agreements that we have entered into with our executive officers require us to indemnify such officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited with respect to directors and may be limited with respect to officers. In addition, we will be obligated to advance the defense costs incurred by our directors and our executive officers pursuant to indemnification agreements, and may, in the discretion of our board of directors, advance the defense costs incurred by our officers, our employees and other agents, in connection with legal proceedings.

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

As of December 31, 2019, we had total indebtedness of approximately $907.8 million including approximately $250.0 million outstanding in the aggregate under our 2018 term loan facility and our 2016 term loan facility, $450.0 million in the aggregate under the 2017 senior unsecured notes and 2019 senior unsecured notes.  As of December 31, 2019, we had approximately $450.0 million of available borrowing capacity under our revolving credit facility. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Code. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	require us to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for other purposes;
•	make it more difficult for us to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;
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

Certain of our debt agreements include restrictive covenants, requirements to maintain financial ratios and default provisions, which could limit our flexibility, limit our ability to make distributions and require us to repay the indebtedness prior to its maturity.

Certain mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. As of December 31, 2019, we had $206.3 million of combined U.S. property mortgages and other secured debt. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants and our senior unsecured revolving credit facility, our senior unsecured term loan facility, our senior unsecured notes, and other future debt may, require us to maintain various financial ratios. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. Early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2019, we had $15.7 million of outstanding consolidated debt subject to instruments, which bear interest at variable rates, and we expect that we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

We may be adversely affected by the potential discontinuation of LIBOR.

In July 2017, the Financial Conduct Authority (“FCA”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR. We are not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest amounts on our variable rate debt and the swap rate for our interest rate swaps. In the event that LIBOR is discontinued, the interest rates will be based on an alternative variable rate specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance.

Certain risks arise in connection with transitioning contracts to an alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative variable rate will be accelerated and magnified.

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which could adversely affect us.

As of December 31, 2019, we have six forward-starting interest rate swaps in place with an aggregate notional value of $250.0 million to mitigate our exposure to fluctuations in short term interest rates and fix the interest rate on our senior unsecured term loan facility.  We may continue, in a manner consistent with our qualification as a REIT, to seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements.  Such hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

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

The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into (i) to manage the risk of interest rate changes with respect to borrowings incurred or to be incurred to acquire or carry real estate assets, (ii) to manage the risk of currency fluctuations with respect to any item of income or gain that constitutes “qualifying income” for purposes of the 75% or 95% gross income tests applicable to REITs (or any property that generates such income or gain) or (iii) that hedges against transactions described in clauses (i) and (ii) and is entered into in connection with the extinguishment of debt or sale of property that is being hedged against by the transactions described in clauses (i) and (ii) does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided that we comply with certain identification requirements pursuant to the applicable sections of the Code and Treasury Regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a “Taxable REIT Subsidiary,” or TRS. The use of a TRS could increase the cost of our hedging activities (because our TRS would be subject to tax on income or gain resulting from hedges entered into by it) or expose us to greater risks than we would otherwise want to bear. In addition, net losses in any of our TRSs will generally not provide any tax benefit except for being carried forward for use against future taxable income in the TRSs.

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

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, the issuance of substantial additional shares or the perception that such sales or issuances might occur could materially adversely affect the market price of the shares of our common stock. Some of the potential share issuances that may adversely affect the market price of the shares of our common stock could include: the exchange of our common units in our operating partnership for our common stock, the granting, exercise or vesting of any options, restricted stock or restricted stock units or long-term incentive units in our operating partnership granted or that may be granted to certain directors, executive officers and other employees under our 2015 equity incentive plan, as amended, and other issuances of our common stock or our operating partnership’s securities exchangeable for or convertible into our common stock. Under a registration statement we have filed with the SEC, we may also offer, from time to time, equity securities (including common or preferred stock) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. No prediction can be made about the effect that future sales of our common stock will have on the market price of our shares of common stock. In addition, future sales by us of our common stock may be dilutive to existing stockholders.

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

A portion of our distributions may be treated as a return of capital for U.S. federal income tax purposes, which could reduce the basis of a stockholder’s investment in shares of our common stock and, if greater than such basis, may trigger taxable gain.

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

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may, for instance, hinder our ability to make certain otherwise attractive investments or undertake other activities that might otherwise be beneficial to us and our stockholders, or may require us to borrow or liquidate investments in unfavorable market conditions and, therefore, may hinder our investment performance. As a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, U.S. Government securities, debt instruments issued by a publicly traded REIT and qualified “real estate assets.” The REIT asset tests further require that with respect to our assets that are not qualifying assets for purposes of this 75% assets test and that are not securities issued by a TRS, we generally cannot hold at the close of any calendar quarter (i) securities representing more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer or (ii) securities of any one issuer that represent more than 5% of the value of our total assets.  In addition, securities (other than qualified real estate assets) issued by one or more of our TRSs cannot represent more than 20% of the value of our total assets. Further, even though debt instruments issued by a publicly traded REIT that are not secured by a mortgage on real property are qualifying assets for purposes of the 75% asset test, no more than 25% of the value of our total assets can be represented by such unsecured debt instruments. After meeting these asset test requirements at the close of a calendar quarter, if we fail to comply with these requirements at the end of any subsequent calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate from our portfolio or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. In addition, rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm’s-length basis. We have jointly elected with one subsidiary for such subsidiary to be treated as a TRS for U.S. federal income tax purposes. This subsidiary and any other TRSs that we form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the TCJA made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, the results of operations and the amount of cash available for the payment of dividends.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, we wholly owned 70 operating properties, including 68 operating properties with approximately 6.3 million rentable square feet that were leased primarily to U.S. Government tenants and two operating properties with approximately 0.2 million rentable square feet that were entirely leased to private tenants.  In addition, we wholly owned two properties under development that we expect to encompass approximately 0.2 million square feet upon completion.  As of December 31, 2019, our operating properties were 100% leased with a weighted average annualized lease income per leased square foot of $33.73 and a weighted average age of approximately 12.8 years based on the date the property was built or renovated-to-suit, where applicable. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

Information about our operating properties as of December 31, 2019 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,277,403	7.4%	$49.68
Various GSA - Buffalo (3)	Buffalo, NY	O	2020 - 2025	267,766	8,479,847	3.9%	31.67
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,106,829	3.7%	20.08
Various GSA - Portland (4)	Portland, OR	O	2020 - 2025	223,261	6,913,111	3.2%	31.28
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,816,845	3.1%	40.21
IRS - Fresno	Fresno, CA	O	2033	180,481	6,606,378	3.0%	36.60
PTO - Arlington	Arlington, VA	O	2035	190,546	6,528,701	3.0%	34.26
Various GSA - Chicago (5)	Des Plaines, IL	O	2020 / 2022	232,759	6,457,951	3.0%	28.81
VA - San Jose	San Jose, CA	OC	2038	90,085	5,819,082	2.7%	64.60
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,498,307	2.5%	32.42
FBI - San Antonio	San Antonio, TX	O	2021	148,584	5,176,951	2.4%	34.84
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,607,609	2.1%	21.90
FBI - Omaha	Omaha, NE	O	2024	112,196	4,423,905	2.0%	39.43
TREAS - Parkersburg	Parkersburg, WV	O	2021	182,500	4,416,549	2.0%	24.20
FDA - Alameda	Alameda, CA	L	2039	69,624	4,286,185	2.0%	61.56
EPA - Kansas City	Kansas City, KS	L	2023	71,979	4,272,749	2.0%	59.36
VA - South Bend	Mishakawa, IN	OC	2032	86,363	3,975,368	1.8%	46.03
ICE - Charleston (6)	North Charleston, SC	O	2021 / 2027	86,733	3,811,077	1.8%	43.94
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	3,618,787	1.7%	36.17
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,495,959	1.6%	25.39
DOT - Lakewood	Lakewood, CO	O	2024	122,225	3,481,840	1.6%	28.49
USCIS - Lincoln	Lincoln, NE	O	2020	137,671	3,313,509	1.5%	24.07
FBI - Birmingham	Birmingham, AL	O	2020	96,278	3,200,326	1.5%	33.24
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,006,955	1.4%	30.46
OSHA - Sandy	Sandy, UT	L	2024	75,000	3,003,009	1.4%	40.04
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,000,798	1.4%	44.91
FDA - College Park	College Park, MD	L	2029	80,677	2,987,051	1.4%	37.02
USFS I - Albuquerque	Albuquerque, NM	O	2021	92,455	2,874,160	1.3%	31.09
DEA - Vista	Vista, CA	L	2020	54,119	2,811,893	1.3%	51.96
SSA - Charleston	Charleston, WV	O	2024	110,000	2,769,240	1.3%	25.17
FBI - Richmond	Richmond, VA	O	2041	96,607	2,755,886	1.3%	28.53
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,755,730	1.3%	38.76
FBI - Albany	Albany, NY	O	2021	98,184	2,694,342	1.2%	27.44
JUD - Del Rio	Del Rio, TX	C/O	2024	89,880	2,687,974	1.2%	29.91
VA - Northeast	Northeast	OC	2034	56,330	2,683,810	1.2%	47.64
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,682,381	1.2%	63.14
JUD - El Centro	El Centro, CA	C/O	2034	43,345	2,651,832	1.2%	61.18
DEA - Sterling	Sterling, VA	L	2020	49,692	2,464,387	1.1%	49.59
DEA - Dallas Lab	Dallas, TX	L	2021	49,723	2,434,844	1.1%	48.97
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,429,274	1.1%	29.03
DEA - Upper Marlboro	Upper Marlboro, MD	L	2022	50,978	2,289,287	1.1%	44.91
FBI - Little Rock	Little Rock, AR	O	2021	101,977	2,257,483	1.0%	22.14
MEPCOM - Jacksonville	Jacksonville, FL	O	2025	30,000	2,204,619	1.0%	73.49
CBP - Savannah	Savannah, GA	L	2033	35,000	2,147,762	1.0%	61.36
DOE - Lakewood	Lakewood, CO	O	2029	115,650	2,084,275	1.0%	18.02
DEA - Santa Ana	Santa Ana, CA	O	2024	39,905	1,875,724	0.9%	47.00
JUD - Charleston	Charleston, SC	C/O	2019	50,888	1,818,134	0.8%	35.73

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased (Cont.)
NPS - Omaha	Omaha, NE	O	2024	62,772	1,767,747	0.8%	28.16
ICE - Otay	San Diego, CA	O	2022 / 2026	52,881	1,756,238	0.8%	35.51
VA - Golden	Golden, CO	O/W	2026	56,753	1,743,712	0.8%	30.72
DEA - Dallas	Dallas, TX	O	2021	71,827	1,677,620	0.8%	23.36
DEA - Otay (7)	San Diego, CA	O	2020	32,560	1,630,371	0.8%	50.07
CBP - Sunburst	Sunburst, MT	O	2028	33,000	1,611,348	0.7%	48.83
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,599,477	0.7%	26.86
DEA - Birmingham (8)	Birmingham, AL	O	2020	35,616	1,531,347	0.7%	43.00
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,485,961	0.7%	31.63
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,443,109	0.7%	38.00
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,432,449	0.7%	22.47
DEA - Albany	Albany, NY	O	2025	31,976	1,350,108	0.6%	42.22
DEA - Riverside	Riverside, CA	O	2032	34,354	1,242,519	0.6%	36.17
SSA - Dallas	Dallas, TX	O	2020	27,200	1,074,520	0.5%	39.50
VA - Baton Rouge	Baton Rouge, LA	OC	2024	30,000	796,498	0.4%	26.55
ICE - Pittsburgh (9)	Pittsburgh, PA	O	2022 / 2023	33,425	792,601	0.4%	31.40
JUD - South Bend	South Bend, IN	C/O	2027	30,119	767,370	0.4%	25.48
DEA - San Diego	San Diego, CA	W	2032	16,100	537,427	0.2%	33.38
SSA - Mission Viejo	Mission Viejo, CA	O	2020	11,590	471,125	0.2%	40.65
DEA - Bakersfield	Bakersfield, CA	O	2021	9,800	358,401	0.2%	36.57
SSA - San Diego	San Diego, CA	O	2032	10,856	337,831	0.2%	33.58
Subtotal				6,289,919	$216,363,897	99.6%	$34.53
Privately Leased
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	105,641	543,046	0.2%	5.14
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	409,602	0.2%	5.84
Subtotal				175,719	$952,648	0.4%	$5.42
Total / Weighted Average				6,465,638	$217,316,545	100.0%	$33.73
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	The year of lease expiration does not include renewal options.
(3)	Private tenants occupy 15,374 rentable square feet.
(4)	Private tenants occupy 50,222 rentable square feet.
(5)	Private tenants occupy 2,987 rentable square feet.
(6)	A private tenant occupies 21,609 rentable square feet.
(7)	ICE occupies 5,813 rentable square feet.
(8)	The ATF occupies 8,680 rentable square feet.
(9)	A private tenant occupies 3,854 rentable square feet.

Our assets are located throughout the United States. The following table sets forth the geographic diversification of our operating properties, by market, based on the GSA’s definition of regions, as of December 31, 2019:

Location	Market	Number of Properties	Number of Leases	Rentable Square Feet	Percentage of Total Rentable Square Feet	Percent Leased	Annualized Lease Income	Percentage of Total Annualized Lease Income
State
California	Pacific Rim	18	20	1,330,960	20.5%	100%	$58,396,306	26.9%
Virginia	National Capital	4	4	740,582	11.4%	100%	19,855,803	9.1%
Texas	Greater Southwest	6	6	457,292	7.1%	100%	13,461,511	6.2%
New York	Northeast & Caribbean	3	10	397,926	6.2%	100%	12,524,297	5.8%
West Virginia	Mid-Atlantic	4	4	415,797	6.4%	100%	10,217,715	4.7%
Utah	Rocky Mountain	2	2	244,542	3.8%	100%	9,819,854	4.5%
Kansas	The Heartland	2	2	241,564	3.7%	100%	9,771,056	4.5%
Nebraska	The Heartland	3	3	312,639	4.8%	100%	9,505,161	4.4%
New Mexico	Greater Southwest	3	3	262,275	4.1%	100%	8,636,845	4.0%
Colorado	Rocky Mountain	3	3	294,628	4.6%	100%	7,309,827	3.4%
Alabama	Southeast Sunbelt	3	3	215,570	3.3%	100%	7,160,947	3.3%
Oregon	Northwest Arctic	1	17	223,261	3.5%	99%	6,913,111	3.2%
Illinois	Great Lakes	1	5	232,759	3.6%	96%	6,457,951	3.0%
South Carolina	Southeast Sunbelt	2	3	137,621	2.1%	100%	5,629,211	2.6%
Maryland	National Capital	2	2	131,655	2.0%	100%	5,276,338	2.4%
Indiana	Great Lakes	2	2	116,482	1.8%	100%	4,742,738	2.2%
Pennsylvania	Mid-Atlantic	2	3	133,479	2.1%	94%	4,411,388	2.0%
Louisiana	Greater Southwest	2	2	167,679	2.6%	100%	4,292,457	2.0%
Georgia	Southeast Sunbelt	2	2	140,641	2.2%	100%	2,690,808	1.2%
Connecticut	New England	1	1	56,330	0.9%	100%	2,683,810	1.2%
Arkansas	Greater Southwest	1	1	101,977	1.6%	100%	2,257,483	1.0%
Florida	Southeast Sunbelt	1	1	30,000	0.5%	100%	2,204,619	1.0%
Montana	Rocky Mountain	1	1	33,000	0.5%	100%	1,611,348	0.7%
Mississippi	Southeast Sunbelt	1	1	46,979	0.7%	100%	1,485,961	0.7%
Total / Weighted Average		70	101	6,465,638	100.0%	100%	$217,316,545	100.0%

Market
Pacific Rim		18	20	1,330,960	20.5%	100%	$58,396,306	26.9%
Greater Southwest(1)		12	12	989,223	15.3%	100%	28,648,296	13.1%
National Capital		6	6	872,237	13.5%	100%	25,132,141	11.6%
The Heartland		5	5	554,203	8.6%	100%	19,276,217	8.9%
Southeast Sunbelt(1)		9	10	570,811	8.8%	100%	19,171,546	8.8%
Rocky Mountain		6	6	572,170	8.8%	100%	18,741,029	8.6%
Mid-Atlantic		6	7	549,276	8.5%	99%	14,629,103	6.7%
Northeast & Caribbean		3	10	397,926	6.2%	100%	12,524,297	5.8%
Great Lakes		3	7	349,241	5.4%	98%	11,200,689	5.2%
Northwest Arctic		1	17	223,261	3.5%	99%	6,913,111	3.2%
New England		1	1	56,330	0.9%	100%	2,683,810	1.2%
Total / Weighted Average		70	101	6,465,638	100.0%	100%	$217,316,545	100.0%
(1)	Two properties entirely leased to private tenants are located in the Southeast Sunbelt and Greater Southwest regions.

Our portfolio of operating properties has a stable tenant base that is diversified among U.S. Government agencies. Our U.S. Government tenant agencies include a number of the U.S. Government’s largest and most essential agencies. As of December 31, 2019 our operating properties were 100% occupied by 53 tenants. The following table provides information about the tenants that occupied our properties as of December 31, 2019:

Tenant(1)	Weighted Average Remaining Lease Term(2)	Leased Square Feet	Percentage of Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income
U.S. Government
Federal Bureau of Investigation ("FBI")	6.9	1,085,860	16.8%	$35,114,008	16.1%
Department of Veteran Affairs ("VA")	12.7	752,328	11.6%	34,669,928	16.0%
Drug Enforcement Administration ("DEA")	4.7	557,313	8.6%	24,203,598	11.1%
Environmental Protection Agency ("EPA")	6.5	241,564	3.7%	9,771,056	4.5%
Judiciary of the U.S. ("JUD")	5.7	261,211	4.1%	9,411,271	4.3%
Internal Revenue Service ("IRS")	10.6	241,815	3.8%	8,604,032	4.0%
U.S. Joint Staff Command ("JSC")	8.4	403,737	6.3%	8,106,829	3.7%
Immigration and Customs Enforcement ("ICE")	5.5	193,661	3.0%	7,937,890	3.7%
Food and Drug Administration ("FDA")	14.3	150,301	2.3%	7,273,236	3.3%
Bureau of the Fiscal Service ("BFS")	4.0	266,176	4.1%	6,845,823	3.2%
Patent and Trademark Office ("PTO")	15.0	190,546	3.0%	6,528,701	3.0%
U.S. Citizenship and Immigration Services ("USCIS")	5.2	204,489	3.2%	6,314,307	2.9%
Federal Aviation Administration ("FAA")	0.8	209,970	3.3%	6,078,397	2.8%
U.S. Forest Service ("USFS")	4.0	191,175	3.0%	5,881,115	2.7%
Social Security Administration ("SSA")	4.3	200,866	3.1%	5,596,833	2.6%
Federal Emergency Management Agency ("FEMA")	18.8	210,373	3.3%	4,607,609	2.1%
Customs and Border Protection ("CBP")	11.3	68,000	1.1%	3,759,110	1.7%
Department of Transportation ("DOT")	4.3	129,659	2.0%	3,730,211	1.7%
Occupational Safety and Health Administration ("OSHA")	4.1	75,000	1.2%	3,003,009	1.4%
Military Entrance Processing Command ("MEPCOM")	5.7	30,000	0.5%	2,204,619	1.0%
Department of Energy ("DOE")	9.6	120,496	1.9%	2,204,095	1.0%
U.S. Department of Agriculture ("USDA")	2.8	73,031	1.1%	2,124,253	1.0%
National Park Service ("NPS")	4.5	62,772	1.0%	1,767,747	0.8%
U.S. Coast Guard ("USCG")	8.0	59,547	0.9%	1,599,477	0.7%
U.S. Army Corps of Engineers ("ACOE")	5.1	39,320	0.6%	1,486,181	0.7%
Small Business Administration ("SBA")	2.3	37,253	0.6%	1,155,029	0.5%
National Labor Relations Board ("NLRB")	5.7	36,640	0.6%	1,085,473	0.5%
National Oceanic and Atmospheric Administration ("NOAA")	1.1	25,612	0.4%	830,118	0.4%
Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF")	2.2	21,342	0.3%	762,420	0.4%
General Services Administration - Other	3.9	17,235	0.3%	561,790	0.3%
Bureau of Indian Affairs ("BIA")	3.6	6,477	0.1%	217,628	0.1%
U.S. Attorney Office ("USAO")	4.1	6,408	0.1%	143,976	0.1%
U.S. Marshals Service ("USMS")	7.1	1,054	0.0%	47,533	0.0%
Department of Labor ("DOL")	4.1	1,004	0.0%	22,556	0.0%
U.S. Probation Office ("USPO")	4.1	452	0.0%	10,163	0.0%
Subtotal	7.7	6,172,687	95.9%	$213,660,021	98.3%

Private Tenants
Other Private Tenants	2.3	50,794	0.8%	1,445,898	0.7%
Providence Health & Services	0.7	21,643	0.3%	639,775	0.3%
We Are Sharing Hope SC	1.8	21,609	0.3%	618,203	0.3%
United Technologies (Pratt & Whitney)	4.0	105,641	1.6%	543,046	0.2%
Lummus Corporation	8.6	70,078	1.1%	409,602	0.2%
Subtotal	4.4	269,765	4.1%	$3,656,524	1.7%
Total / Weighted Average	7.5	6,442,452	100.0%	$217,316,545	100.0%
(1)

If a property is leased to multiple tenants the weighted average remaining lease term, leased square feet, annualized lease income and percentage of total annualized lease income have been allocated to the respective tenant agency.

(2)	Weighted based on leased square feet.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties based on the date the property was built or renovated-to-suit, where applicable

(approximately 15.5 years), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of December 31, 2019.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2019	1	50,888	0.8%	$1,818,134	0.8%	$35.73
2020	18	762,983	11.8%	25,972,761	12.0%	34.04
2021	14	953,728	14.8%	28,144,498	13.0%	29.51
2022	7	124,523	1.9%	4,765,548	2.2%	38.27
2023	10	291,498	4.5%	8,194,610	3.8%	28.11
2024	10	727,374	11.3%	22,841,955	10.5%	31.40
2025	7	190,725	3.0%	7,813,918	3.6%	40.97
2026	3	157,011	2.4%	4,807,312	2.2%	30.62
2027	6	495,529	7.7%	17,432,545	8.0%	35.18
2028	3	506,815	7.9%	10,127,779	4.7%	19.98
2029	4	417,682	6.5%	10,996,559	5.1%	26.33
Thereafter	18	1,763,696	27.4%	74,400,926	34.1%	42.18
Total / Weighted Average	101	6,442,452	100.0%	$217,316,545	100.0%	$33.73
(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of December 31, 2019, 17 leases occupying approximately 5.8% of our rentable square feet and contributing approximately 4.8% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Information about our development properties as of December 31, 2019 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term		Estimated Rentable Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year		162,000
FDA - Lenexa	Lenexa, KS	Food and Drug Administration	L	20-year	(2)	59,690
Total						221,690
(1)	L=Laboratory.
(2)	The 20-year lease term includes a firm term of 15 years and a soft term of five years.

Item 3. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange under the symbol “DEA”.  We had 21 stockholders of record of our common stock as of February 14, 2020. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Distribution Policy

In order to maintain our qualification as a REIT under the Internal Revenue Code, we must distribute at least 90% of our taxable income to stockholders. We intend to pay regular quarterly distributions to holders of our common stock in a manner to satisfy this requirement. Any distributions we make will be at the discretion of our board of directors and will be dependent upon a number of factors, including prohibitions or restrictions under financing agreements or applicable law and other factors described herein. We anticipate distributing all of our taxable income. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for distributions and for a discussion of factors, if any, which may adversely affect our ability to make distributions to our stockholders.

Performance Graph

The following performance graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the Russell 2000 Index and the cumulative total return of the FTSE Nareit Equity REITs Index. The FTSE Nareit Equity REITs Index represents performance of all publicly-traded US Equity REITs not designated as Timber REITs or Infrastructure REITs.  The graph covers the period from February 6, 2015 through December 31, 2019 and assumes that $100 was invested in our common stock and in each index on February 6, 2015 and that all dividends were reinvested. The information in this paragraph and the following performance graph are deemed to be furnished, not filed.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The financial information analyzed below summarizes the results of operations for Easterly for the years ended December 31, 2019, 2018, 2017 and 2016 and the combined results of operations for both Easterly (for the period subsequent to our initial public offering of February 11, 2015 through December 31, 2015) and our predecessor (as defined below) (for the period January 1, 2015 through February 10, 2015).

In connection with our initial public offering, we engaged in certain formation transactions, which we refer to as the formation transactions, pursuant to which our operating partnership acquired (i) 15 properties previously owned by the Easterly Funds (as defined below), (ii) 14 properties previously owned by Western Devcon, Inc., a private real estate company, and a series of related entities beneficially owned by Michael P. Ibe, which we refer to collectively as Western Devcon, and (iii) all of the ownership interests in the management entities (as defined below).

Our predecessor means Easterly Partners, LLC and its consolidated subsidiaries prior to our initial public offering and the formation transactions, including (i) all entities or interests in U.S. Government Properties Income and Growth Fund L.P., U.S. Government Properties Income and Growth Fund REIT, Inc. and the related feeder and subsidiary entities, which we refer to collectively as Easterly Fund I, (ii) all entities or interests in U.S. Government Properties Income and Growth Fund II, LP, USGP II REIT LP, USGP II (Parallel) Fund, LP and their related feeders and subsidiary entities, which we refer to collectively as Easterly Fund II and, together with Easterly Fund I, we refer to as the Easterly Funds, and (iii) the entities that managed the Easterly Funds, which we refer to as the management entities.

Prior to our initial public offering on February 11, 2015, the Easterly Funds, as controlled by our predecessor, qualified as investment companies pursuant to Accounting Standards Codification 946 Financial Services – Investment Companies and, as a result, our predecessor’s consolidated financial statements accounted for the Easterly Funds using investment company accounting based on fair value. Subsequent to our initial public offering, as the properties contributed to us from the Easterly Funds are no longer held by funds that qualify for investment company accounting, we made a shift, in accordance with GAAP, to account for the properties contributed by the Easterly Funds and Western Devcon using historical cost accounting instead of investment company accounting, resulting in a significant change in the presentation of our consolidated financial statements following the formation transactions. The contribution of the investments of the Easterly Funds controlled by our predecessor to our operating partnership pursuant to the formation transactions is accounted for as transactions among entities under common control.

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

	For the years ended December 31,
(Amounts in thousands)	2019	2018	2017	2016	2015
Revenues
Rental income	$208,544	$154,489	$126,304	$100,598	$71,175
Tenant reimbursements	10,210	4,870	3,627	3,413	—
Other income	2,968	1,232	742	607	203
Total revenues	221,722	160,591	130,673	104,618	71,378
Expenses
Property operating	48,279	30,912	24,907	21,078	13,340
Real estate taxes	23,643	17,311	13,730	9,896	6,983
Depreciation and amortization	92,439	66,403	54,873	45,883	32,887
Acquisition costs	1,738	1,579	1,493	1,798	2,887
Formation expenses	—	—	—	—	1,666
Corporate general and administrative	20,184	14,824	12,900	12,289	8,817
Fund general and administrative	—	—	—	—	75
Total expenses	186,283	131,029	107,903	90,944	66,655
Other (expenses) / income
Interest expense	(33,460)	(22,903)	(17,071)	(8,177)	(4,972)
Gain (loss) on the sale of operating property	6,245	—	(310)	—	—
Net unrealized loss on investments	—	—	—	—	(5,122)
Net income (loss)	$8,224	$6,659	$5,389	$5,497	$(5,371)
Non-controlling interest in Operating Partnership	(1,017)	(955)	(941)	(1,534)	4,087
Net income (loss) available to Easterly Government Properties, Inc.	$7,207	$5,704	$4,448	$3,963	$(1,284)
Net income (loss) available to Easterly Government Properties, Inc. per share:
Basic	$0.10	$0.09	$0.11	$0.13	$(0.06)
Diluted	$0.10	$0.08	$0.10	$0.12	$(0.06)

	For the years ended December 31,
(Amounts in thousands, except per share amounts)	2019	2018	2017	2016	2015
Real estate properties, net	$1,988,726	$1,626,617	$1,230,162	$901,422	$772,174
Total assets	$2,234,589	$1,861,550	$1,425,338	$1,046,897	$912,721
Debt obligations	$901,841	$766,355	$575,894	$292,973	$238,202
Dividends declared per share	$1.04	$1.04	$1.00	$0.92	$0.54
Total equity	$1,199,841	$1,025,253	$791,089	$698,300	$620,568

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the audited consolidated financial statements and related notes thereto as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 and the sections entitled “Risk Factors,” “Forward Looking Statements,” “Business,” and “Properties” contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Forward Looking Statements.”

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

As of December 31, 2019, we wholly owned 70 operating properties in the United States that were 100% leased, including 68 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 6.5 million square feet in the aggregate. In addition, we wholly owned two properties under development that we expect to encompass approximately 0.2 million square feet upon completion.  We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working with the tenant agency to meet their needs and objectives.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We own approximately 88.6% of the aggregate operating partnership units in our operating partnership. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Financial information analyzed below reflects the audited financial statements as of December 31, 2019, included in the F pages of this Annual Report on Form 10-K.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2019 and December 31, 2018

The financial information presented below summarizes the results of operations of our company for the years ended December 31, 2019 and 2018.

	For the years ended December 31,
(Amounts in thousands)	2019	2018	Change
Revenues
Rental income	$208,544	$154,489	$54,055
Tenant reimbursements	10,210	4,870	5,340
Other income	2,968	1,232	1,736
Total revenues	221,722	160,591	61,131
Expenses
Property operating	48,279	30,912	17,367
Real estate taxes	23,643	17,311	6,332
Depreciation and amortization	92,439	66,403	26,036
Acquisition costs	1,738	1,579	159
Corporate general and administrative	20,184	14,824	5,360
Total expenses	186,283	131,029	55,254
Other expenses
Interest expense	(33,460)	(22,903)	(10,557)
Gain on the sale of operating property	6,245	—	6,245
Net income	$8,224	$6,659	$1,565

Revenues

Total revenues consist primarily of rental income from our properties, tenant reimbursements for real estate taxes, projects and certain other expenses, and project management income.

Total revenue increased $61.1 million to $221.7 million for the year ended December 31, 2019 compared to $160.6 million for the year ended December 31, 2018.  The increase was primarily attributable to an additional $57.9 million of revenue from the eight operating properties acquired and one development property placed in service since December 31, 2018 as well as a full period of operations from the 15 operating properties acquired and one development property placed in service during the year ended December 31, 2018, offset by one property disposed of in the second quarter of 2019. Additionally, there was a $6.2 million increase in tenant project reimbursements and the associated project management income, offset by a $2.4 million decrease in the timing of above and below market lease intangibles amortization.

Expenses

Total expenses increased by $55.3 million to $186.3 million for the year ended December 31, 2019 compared to $131.0 million for the year ended December 31, 2018. The increase is primarily attributable to a $49.1 million increase in property operating expenses, real estate taxes, and depreciation and amortization associated with the eight operating properties acquired and one development property placed in service since December 31, 2018 and a full period of operations from the 15 operating properties acquired and one development property placed in service during the year ended December 31, 2018, offset by one property disposed of in the second quarter of 2019. Additionally, there was a $5.2 million increase in expenses associated with tenant project reimbursements and a $0.9 million increase in employee costs, offset by a $6.1 million decrease in depreciation related to the timing of above and below market lease intangibles amortization.  Acquisition costs and Corporate and general administrative costs also increased by an aggregate of $5.5 million primarily due to an increase in employee costs.

Interest Expense

Interest expense increased $10.6 million to $33.5 million for the year ended December 31, 2019 compared to $22.9 million for the year ended December 31, 2018.  The increase is primarily due to additional interest expense of $4.0 million related to the 2018 term loan facility, which was entered into during the year ended December 31, 2018. Interest expense also increased due to an additional $3.7 million of interest on our revolving credit facility due to an increase in the weighted average interest rate from 3.36% and weighted average borrowings of $74.4 million during the year ended December 31, 2018 to weighted average interest rate of 3.71% and weighted average borrowings of $175.6 million during the year ended December 31, 2019. Additionally, interest expense increased $3.2 million due to interest attributable to the $275.0 million of fixed rate, senior unsecured notes issued in the third quarter of 2019. These increases were partially offset by an increase in capitalized interest associated with properties under development, resulting in a $0.6 million decrease in interest expense.

Gain on the sale of operating property

On May 8, 2019, we sold CBP – Chula Vista to a third party. Net proceeds from the sale of the operating property were approximately $19.9 million and we recognized the full gain on the sale of the operating property of approximately $6.2 million for the year ended December 31, 2019.

Comparison of Results of Operations for the Years Ended December 31, 2018 and December 31, 2017

Information pertaining to fiscal year 2017 was included in our Annual Report on Form 10-K for the year ended December 31, 2018 on page 35 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations”, which was filed with SEC on February 28, 2019.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At December 31, 2019, we had approximately $12.0 million available in cash and cash equivalents and there was $450.0 million available under our revolving credit facility.

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

ATM Programs

In 2017, we established a $100.0 million ATM program (the “2017 ATM Program”), which as of December 31, 2019 had no shares remaining available for sale.

On March 4, 2019, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (collectively, the “Sales Agents”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million from time to time (the “March 2019 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.  Under the March 2019 ATM Program, we may also enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of Citibank, N.A., Bank of Montreal, Jefferies LLC, Raymond James & Associates, Inc., Royal Bank of Canada and Wells Fargo Bank, National Association (collectively, the “Forward Counterparties”) for the sale of shares of our common stock on a forward basis.

On December 20, 2019, we entered into separate new equity distribution agreements with each of the Sales Agents pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time (the “December 2019 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.  Under the December 2019 ATM Program, we may also enter into one or more forward sale transactions under separate master forward sale confirmations and related supplemental confirmations with the Forward

Counterparties for the sale of shares of our common stock on a forward basis. No sale of shares of our common stock was made under the December 2019 ATM Program during the year ended December 31, 2019.

The following table sets forth certain information with respect to sales made under the 2017 ATM Program and the March 2019 ATM Program as of December 31, 2019 (amounts in thousands except share amounts):

	2017 ATM Program		March 2019 ATM Program
For the Three Months Ended:	Number of Shares Sold	Net Proceeds	Number of Shares Sold(1)	Net Proceeds(1)
March 31, 2019	366,455	$6,504	—	$—
June 30, 2019	—	—	1,200,712	21,155
September 30, 2019	1,398,814	25,494	2,094,599	42,362
December 31, 2019	—	—	1,435,616	31,642
Total	1,765,269	$31,998	4,730,927	$95,159
(1)

During the year ended December 31, 2019, we entered into and fully settled forward sale transactions under the March 2019 ATM Program by selling and issuing an aggregate of 1,825,712 shares of our common stock in exchange for net proceeds to us of approximately $35.2 million, after deducting offering costs. As of December 31, 2019, we had entered into forward sales transactions under the March 2019 ATM Program for the sale of an additional 2,878,703 shares of our common stock that had not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions no later than December 9, 2020. Assuming the forward sales transactions are physically settled in full utilizing a weighted average initial forward sales price of $22.56 per share, we expect to receive net proceeds of approximately $64.9 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transactions. We accounted for the forward sale agreements as equity.

We have used the proceeds from such sales for general corporate purposes. As of December 31, 2019, we had approximately $103.9 million and $300.0 million of gross sales of our common stock available under the March 2019 ATM Program and the December 2019 ATM Program, respectively.

Debt

Amended and Restated Credit Facility

We had a $400.0 million senior unsecured credit facility, which we amended and restated in 2018, which we refer to as our senior unsecured credit facility. Our senior unsecured credit facility includes a total borrowing capacity of $600.0 million, consisting of two components: (i) a $450.0 million revolving credit facility, which we refer to as the revolving credit facility, and (ii) a $150.0 million term loan facility, which we refer to as the 2018 term loan facility. The revolving credit facility also includes an accordion feature that will provide us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million.  As of December 31, 2019, we had full capacity available under the revolving credit facility. We also have a $100.0 million senior unsecured term loan facility, which we refer to as the 2016 term loan facility.

Private Placement of Senior Unsecured Notes

On September 12, 2019, the operating partnership issued an aggregate of $275.0 million of fixed rate, senior unsecured notes (the “2019 senior unsecured notes”) in a private placement pursuant to a purchase agreement among us, the operating partnership and the purchasers of the 2019 senior unsecured notes dated July 30, 2019 (the “Purchase Agreement”). The 2019 senior unsecured notes consist of (i) 3.73% Series A Senior Notes due September 12, 2029 in an aggregate principal amount of $85.0 million, (ii) 3.83% Series B Senior Notes due September 12, 2031 in an aggregate principal amount of $100.0 million, and (iii) 3.98% Series C Senior Notes due September 12, 2034 in an aggregate principal amount of $90.0 million. The 2019 senior unsecured notes are unconditionally guaranteed by us and various subsidiaries of the operating partnership (the “Subsidiary Guarantors”).

Subject to the terms of the Purchase Agreement and the 2019 senior unsecured notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, “make-whole” amount or interest under the 2019 senior unsecured notes, and (ii) a default in the payment of certain other indebtedness of us or the operating partnership or of the Subsidiary Guarantors, the principal and accrued and unpaid interest and the make-whole amount on the outstanding 2019 senior unsecured notes will become due and payable at the option of the holders.

The Purchase Agreement and the 2019 senior unsecured notes also contain various covenants (including, among others, financial covenants with respect to debt service coverage, consolidated net worth, fixed charges and consolidated leverage and covenants relating to liens) and if we or the operating partnership breaches any of these covenants, the principal and accrued and unpaid interest and the make-whole amount on the outstanding 2019 senior unsecured notes will become due and payable at the option of the holders.

 Indebtedness Outstanding

The following table sets forth certain information with respect to the indebtedness outstanding as of December 31, 2019 (dollars in thousands):

	Principal Outstanding	Interest	Current
Loan	December 31, 2019	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$—	L + 130bps	June 2022 (3)
Total revolving credit facility	—

Term loan facilities:
2016 term loan facility	100,000	2.67% (4)	March 2024
2018 term loan facility	150,000	3.96% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,398)
Total term loan facilities, net	248,602

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
Total notes payable	450,000
Less: Total unamortized deferred financing fees	(3,073)
Total notes payable, net	446,927

Mortgage notes payable:
DEA - Pleasanton	15,700	L + 150bps (6)	October 2023
VA - Golden	9,179	5.00% (6)	April 2024
MEPCOM - Jacksonville	8,946	4.41% (6)	October 2025
USFS II - Albuquerque	16,255	4.46% (6)	July 2026
ICE - Charleston	17,420	4.21% (6)	January 2027
VA - Loma Linda	127,500	3.59% (6)	July 2027
CBP - Savannah	12,755	3.40% (6)	July 2033
Total mortgage notes payable	207,755
Less: Total unamortized deferred financing fees	(1,641)
Less: Total unamortized premium/discount	198
Total mortgage notes payable, net	206,312

Total debt	$901,841
(1)

Current interest rates as of December 31, 2019. At December 31, 2019 the one-month LIBOR (“L”) was 1.76%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our revolving credit facility, our 2018 term loan facility and our 2016 term loan facility is based on our consolidated leverage ratio, as defined in the respective loan agreements.

(2)	Available capacity of $450.0 million at December 31, 2019, with an accordion feature that provides additional capacity of up to $250.0 million.
(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.

(4)

Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.67% annually, based on our consolidated leverage ratio, as defined in the 2016 term loan facility agreement.

(5)

Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 3.96% annually, based on the Company’s consolidated leverage ratio, as defined in the 2018 term loan facility agreement.

(6)

Effective interest rates are as follows: DEA – Pleasanton 1.8%, VA – Golden 5.03%, MEPCOM – Jacksonville 3.89%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.

Our revolving credit facility, term loan facilities, unsecured notes, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2019, we were in compliance with the applicable financial covenants.

The chart below details our debt capital structure as of December 31, 2019 (dollars in thousands):

Debt Capital Structure	December 31, 2019
Total principal outstanding	$907,755
Weighted average maturity	8.1 years
Weighted average interest rate	3.8%
% Variable debt	1.7%
% Fixed debt (1)	98.3%
% Secured debt	22.9%
(1)	Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 (amounts in thousands):

	Payments due by period
	Total	2020	2021	2022	2023	2024	Thereafter
Mortgage principal and interest	$258,237	$11,331	$11,831	$12,690	$28,341	$20,348	$173,696
Revolving credit facility principal and interest	2,314	938	938	438	—	—	—
Term loan facilities principal and interest	282,056	8,640	8,640	8,640	155,480	100,656	—
Senior unsecured notes payable principal and interest	642,197	17,795	17,795	17,795	17,795	17,795	553,222
Development property obligations (1)	45,814	43,678	2,136	—	—	—	—
Corporate office lease	913	496	352	65	—	—	—
Total	$1,231,531	$82,878	$41,692	$39,628	$201,616	$138,799	$726,918

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

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2019	May 2, 2019	June 10, 2019	June 27, 2019	0.26
Q2 2019	July 31, 2019	September 12, 2019	September 26, 2019	0.26
Q3 2019	October 30, 2019	November 13, 2019	December 27, 2019	0.26
Q4 2019	February 19, 2020	March 5, 2020	March 26, 2020	0.26

We use long-term investment partnership units in our operating partnership, which we refer to as LTIP units, as a form of performance-based award and service-based award for annual long-term incentive equity compensation.  LTIP units are convertible into common units upon the satisfaction of certain conditions. Prior to the end of the performance period as set forth in the applicable LTIP unit award, holders of performance-based LTIP units are entitled to receive dividends per LTIP unit equal to 10% of the dividend paid per common unit of our operating partnership.  After the end of the performance period, the number of LTIP units, both vested and unvested, that LTIP award recipients have earned, if any, are entitled to receive dividends in an amount per LTIP unit equal to dividends, both regular and special, payable per common unit of our operating partnership. Holders of LTIP units that are not subject to the attainment of performance goals are entitled to receive dividends per LTIP unit equal to 100% of the dividend paid per common unit beginning on the grant date.

Cash Flow

Comparison of Cash Flow for the Years Ended December 31, 2019 and December 31, 2018

The following table sets forth a summary of cash flows for our company for the years ended December 31, 2019 and 2018:

	For the years ended December 31,
	2019	2018	Change
(Amounts in thousands)
Net cash (used in) provided by:
Operating activities	$142,315	$62,782	$79,533
Investing activities	(442,341)	(466,743)	24,402
Financing activities	304,470	398,865	(94,395)

Operating Activities

We generated $142.3 million and $62.8 million of cash from operating activities during the years ended December 31, 2019 and 2018, respectively. Net cash provided by operating activities for the year ended December 31, 2019 includes $91.1 million in net cash from rental activities net of expenses, offset by $51.3 million related to the changes in rents receivable, accounts receivable, deferred revenue, prepaid and other assets, and accounts payable and accrued liabilities. Net cash provided by operating activities for the year ended December 31, 2018 includes $62.9 million in net cash from rental activities net of expenses, offset by $0.1 million related to the changes in rents receivable, accounts receivable, deferred revenue, prepaid and other assets, and accounts payable and accrued liabilities.

Investing Activities

We used $442.3 million and $466.7 million in cash for investing activities during the years ended December 31, 2019 and 2018, respectively. Net cash used in investing activities for the year ended December 31, 2019 primarily includes $394.5 million in real estate acquisitions related to the net asset purchase of eight operating properties, $60.6 million in additions to development properties and $7.2 million in additions to operating properties, offset by $19.9 million in proceeds from the sale of CBP – Chula Vista in the second quarter of 2019. Net cash used in investing activities for the year ended December 31, 2018 primarily includes $402.6 million in real estate acquisitions related to the net asset purchase of 15 operating properties, $58.5 million in additions to development properties and $5.7 million in additions to operating properties.

Financing Activities

We generated $304.5 million and $398.9 million in cash from financing activities during the years ended December 31, 2019 and 2018, respectively. Net cash provided by financing activities for the year ended December 31, 2019 includes $258.6 million in gross proceeds from issuance of shares of our common stock, $275.0 million in issuance of notes payable, $134.8 million in net paydowns under the revolving credit facility, offset by $81.9 million in dividends, $7.1 million in payment of deferred offering costs,

$3.4 million in mortgage debt repayment and $2.0 million in payment of deferred financing costs. Net cash provided by financing activities for the year ended December 31, 2018 includes $297.8 million in gross proceeds from issuance of shares of our common stock, $150.0 million in draws under the 2018 term loan facility, and $35.0 million in net draws under the revolving credit facility, offset by $66.0 million in dividends, $11.3 million in payment of deferred offering costs, $3.5 million in payment of deferred financing costs and $3.2 million in mortgage debt repayment.

Comparison of Cash Flow for the Years Ended December 31, 2018 and December 31, 2017

Information pertaining to fiscal year 2017 was included in our Annual Report on Form 10-K for the year ended December 31, 2018 on page 42 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations”, which was filed with SEC on February 28, 2019.

Non-GAAP Financial Measures

We use and present Funds From Operations, or FFO, and FFO, as Adjusted as supplemental measures of our performance. The summary below describes our use of FFO and FFO, as Adjusted, provides information regarding why we believe these measures are meaningful supplemental measures of our performance and reconciles these measures from net income, presented in accordance with GAAP.

Funds From Operations and Funds From Operations, as Adjusted

FFO is a supplemental measure of our performance. We present FFO calculated in accordance with the current National Association of Real Estate Investment Trusts, or Nareit, definition set forth in the Nareit FFO White Paper – Restatement 2018. In addition, we present FFO, as Adjusted for certain other adjustments that we believe enhance the comparability of our FFO across periods and to the FFO reported by other publicly traded REITs. FFO is a supplemental performance measure that is commonly used in the real estate industry to assist investors and analysts in comparing results of REITs.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	For the years ended December 31,
	2019	2018	2017
Net income	$8,224	$6,659	$5,389
Depreciation and amortization	92,439	66,403	54,873
(Gain) loss on the sale of operating property	(6,245)	-	310
FFO	94,418	73,062	60,572
Adjustments to FFO:
Acquisition costs	1,738	1,579	1,493
Straight-line rent and other non-cash adjustments	(2,276)	(5,640)	(2,778)
Amortization of above-/below-market leases	(6,320)	(8,593)	(8,517)
Amortization of deferred revenue	(1,007)	(191)	(109)
Non-cash interest expense	1,333	1,197	1,096
Non-cash compensation	4,909	3,039	2,963
FFO, as Adjusted	$92,795	$64,453	$54,720

Factors That May Influence Future Results of Operations

Revenue

Our revenues primarily arise from the rental of space to tenants in our properties and tenant reimbursements, which include reimbursement for operating expenses, which are determined by the base year operating expenses and are subject to reimbursement in subsequent years based on changes in the Consumer Price Index for Urban Wage Earners and Clerical Workers, or urban CPI. Our revenue also includes amounts due from tenants for real estate taxes, projects and other reimbursements. Real estate taxes over the base year are reimbursed by the tenant.

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

Operating Expenses

Our operating expenses generally consist of repairs and maintenance, utilities, roads and grounds, property management fees, insurance, janitorial and other operating expenses. Factors that may impact our ability to control these operating expenses include increases in utilities, increases in third party management expenses, increases in insurance premiums, increases in repair and maintenance costs and expenses related to inclement weather. Additionally, the cost of compliance with zoning and building codes as well as local, state and federal tax laws may impact our expenses. As a public company our annual general and administrative expenses are meaningfully higher due to legal, insurance, accounting, audit and other expenses related to corporate governance, SEC reporting, other compliance matters and the costs of operating as a public company. Increases in costs from any of the foregoing factors may adversely affect our future results and cash flows. Circumstances such as declines in market rental rates or increased competition may cause revenues to decrease, although the expenses of owning and operating a property will not necessarily decline. For certain of our properties, expenses may vary with occupancy, while costs arising from our property investments, interest expense and general maintenance will not be materially reduced even if a property is not fully occupied. As a result, our future cash flow and results of operations may be adversely affected and losses could be incurred if revenues decrease in the future.

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

Development Activities

As of December 31, 2019, we had two properties under development.  We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit new developments and redevelopments for existing U.S. Government tenant agencies. These development activities may include some risks such as:

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2019.

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

We capitalize pre-development costs incurred in pursuit of new development opportunities for which we currently believe future development is probable. Additionally, we capitalize interest expense, real estate taxes and direct and indirect project costs (including related compensation and other indirect costs) associated with properties, or portions thereof, undergoing construction, development and redevelopment activities. In capitalizing interest expense, if there is a specific borrowing for the property undergoing construction, development and redevelopment activities, we apply the interest rate of that borrowing to the average accumulated expenditures that do not exceed such borrowing; for the portion of expenditures exceeding any such specific borrowing, we apply our weighted average interest rate on other borrowings to the expenditures. We continue to capitalize costs while construction, development or redevelopment activities are underway until the building is substantially complete and ready for its intended use at which time rental income recognition can commence and rental operating costs, real estate taxes, insurance, and other subsequent carrying costs are expensed as incurred.

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

Revenue Recognition

Rental income includes base rents paid by each tenant in accordance with its lease agreement conditions. We recognize rental income on a straight-line basis over the lease term of the respective leases. For acquisitions of existing buildings, we recognize rental income from leases already in place coincident with the date of property closing. Lease incentives are recorded as a deferred asset and amortized as a reduction of revenue on a straight-line basis over the respective lease term. Above- and below-market leases are amortized into rental income over the terms of the respective leases.  Further, Rental income includes certain tenant reimbursement income (real estate taxes, operating expenses, utility usage, and other reimbursements), which are accrued as variable lease payments in the same periods as the related expenses are incurred in accordance with Accounting Standards Codification Topic 842, Leases (“ASC 842”) which the Company adopted on January 1, 2019.  Refer to the Recently Adopted Accounting Pronouncements for further discussion.

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

Deferred Revenue

Deferred revenue consists primarily of lump sum reimbursements made by a tenant to us for landlord improvements in excess of a tenant improvement allowance. Lump sum reimbursements are recorded as Deferred revenue on the Consolidated Balance Sheets and are amortized over the life of the lease through Rental income. Deferred revenue also includes rent received in advance, which is recognized within Rental income once earned.

Recent Accounting Pronouncements

For a discussion concerning new accounting pronouncements that may have an effect on our Consolidated Financial Statements see Note 2 to the Consolidated Financial Statements.

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

As of December 31, 2019, $892.1 million, or 98.3% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $15.7 million, or 1.7% had variable interest rates.  If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by less than $0.1 million annually.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a -15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2019. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment management concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10 K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2019, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes certain information about our equity compensation plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)(2)	2,759,275	$—	2,342,688
Equity compensation plans not approved by stockholders	—	—	—
Total	2,759,275	$—	2,342,688
(1)

The amount in column (a) includes 2,759,275 LTIP units issued under our 2015 equity incentive plan that, upon the satisfaction of certain conditions, are convertible into common units, which may then be redeemed for cash, or, at our option, an equal number of shares of common stock, subject to certain restrictions.  There is no exercise price associated with LTIP units.

(2)	The amount in column (c) excludes the number of LTIP units referenced in column (a) and 171,996 shares of restricted common stock issued under our 2015 equity incentive plan.

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

4.2*	Description of Securities of Easterly Government Properties, Inc.

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

Exhibit	Exhibit Description

10.7†

Form of Indemnification Agreement between Easterly Government Properties, Inc. and each of its Directors and Executive Officers (previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.8

Form of Tax Protection Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP and Michael P. Ibe (previously filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.9

Tax Protection Agreement among Easterly Government Properties LP, West Pleasanton Lab, LLC and Michael P. Ibe, dated October 21, 2015 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 5, 2015 and incorporated herein by reference)

10.10

License Agreement between Easterly Government Properties, Inc. and Easterly Capital, LLC, dated January 26, 2015 (previously filed as Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 on February 4, 2015 and incorporated herein by reference)

10.11

Amended and Restated Credit Agreement among Easterly Government Properties LP, as Borrower, Easterly Government Properties, Inc., as Parent Guarantor, and certain subsidiaries of Easterly Government Properties, Inc. from time to time party thereto, as Guarantors, the initial lenders and the initial issuing banks named therein, Citibank, N.A., as administrative agent, PNC Bank, National Association and Wells Fargo Bank, N.A., as Co-Syndication agents, BMO Harris Bank, N.A., Raymond James Bank, N.A., Royal Bank of Canada and SunTrust Bank as Co-Documentation agents, and Citibank, N.A., PNC Capital Markets LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Running Managers and the other financial institutions party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 21, 2018 and incorporated herein by reference)

10.12

Term Loan Agreement, among Easterly Government Properties LP, as Borrower, Easterly Government Properties, Inc., as Parent Guarantor, and certain subsidiaries of Easterly Government Properties, Inc. from time to time party thereto, as Guarantors, PNC Bank, National Association, as Administrative Agent, U.S. Bank National Association and SunTrust Bank, as Syndication Agents, and PNC Capital Markets LLC, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners and the Initial Lenders named therein, dated September 29, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 5, 2016 and incorporated herein by reference)

10.13

Second Amendment to Term Loan Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and SunTrust Bank, as Lenders, dated as of June 18, 2018 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 21, 2018 and incorporated herein by reference)

10.14

Third Letter Amendment to Term Loan Agreement, dated as of October 3, 2018, by and among Easterly Government Properties, Inc., as Parent Guarantor, Easterly Government Properties LP, as Borrower, the Subsidiary Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and SunTrust Bank, as Lenders (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 5, 2018 and incorporated herein by reference)

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on February 25, 2020.

EASTERLY GOVERNMENT PROPERTIES, INC.

By:	/s/ William C. Trimble, III
Name:	William C. Trimble, III
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Trimble, III	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2020
William C. Trimble, III

/s/ Meghan G. Baivier	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 25, 2020
Meghan G. Baivier

/s/ Alison M. Bernard	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 25, 2020
Alison M. Bernard

/s/ Darrell W. Crate	Chairman of the Board of Directors	February 25, 2020
Darrell W. Crate

/s/ Michael P. Ibe	Director, Vice Chairman of the Board of Directors and Executive Vice President—Development and Acquisitions	February 25, 2020
Michael P. Ibe

/s/ William H. Binnie	Director	February 25, 2020
William H. Binnie

/s/ Cynthia A. Fisher	Director	February 25, 2020
Cynthia A. Fisher

/s/ Emil W. Henry, Jr.	Director	February 25, 2020
Emil W. Henry, Jr.

/s/ James E. Mead	Director	February 25, 2020
James E. Mead

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Easterly Government Properties, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Easterly Government Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase Price Accounting

As described in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2019, the Company acquired eight operating properties in asset acquisitions for an aggregate purchase price of $382.6 million. When the Company acquires properties, management allocates the purchase price to numerous tangible and intangible components.  Management allocates the purchase price of properties based on the estimated fair value of the assets acquired and liabilities assumed, which generally consists of land, building, tenant improvements, and intangible assets and liabilities, which include in-place leases, leasing commissions and above and below market leases. Management’s process for determining the allocation requires many estimates and assumptions, including (i) market land, rental, discount and capitalization rates; (ii) leasing and tenant improvement costs associated with the remaining term of acquired leases; (iii) assumptions used in determining the in-place lease and if-vacant value including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs; (iv) renewal probabilities; and (v) allocation of the if-vacant value between land and building.

The principal considerations for our determination that performing procedures relating to purchase price accounting is a critical audit matter are (i) there was significant judgment and estimation by management when developing the purchase price allocation, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures to evaluate management’s estimates and significant assumptions, (ii) significant audit effort was necessary in evaluating significant assumptions, such as discount rates, capitalization rates, market rental rates, market land rates, leasing costs, tenant improvement costs, and the period of time that it would take to lease vacant space, (iii) significant auditor judgment was necessary in evaluating audit evidence related to such assumptions, and (iv) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price accounting, including controls over the assumptions used such as discount rates, capitalization rates, market rental rates, market land rates, leasing costs, tenant improvement costs, and the period of time that it would take to lease vacant space to determine the fair value of the assets acquired and liabilities assumed and allocate the purchase price to the tangible and intangible components. These procedures also included, among others, reading the purchase agreements for a sample of acquisitions and testing management’s process by evaluating the appropriateness of methods used to determine fair value of assets acquired and liabilities assumed, testing the significant inputs and evaluating the reasonableness of the significant assumptions utilized by management in developing the purchase price allocation, such as discount rates, capitalization rates, market rental rates, market land rates, leasing costs, tenant improvement costs, and the period of time that it would take to lease vacant space.  Assessing the assumptions involved evaluating the consistency of the assumptions used with external market data and with evidence obtained in other areas of the audit. In conjunction with certain purchase price allocations, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of certain significant assumptions utilized by management, as appropriate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2020

We have served as the Company’s or its predecessor's auditor since 2014.

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31, 2019	December 31, 2018
Assets
Real estate properties, net	$1,988,726	$1,626,617
Cash and cash equivalents	12,012	6,854
Restricted cash	3,537	4,251
Deposits on acquisitions	1,800	7,070
Rents receivable	27,788	21,140
Accounts receivable	15,820	11,690
Deferred financing, net	1,749	2,459
Intangible assets, net	168,625	165,668
Interest rate swaps	541	4,563
Prepaid expenses and other assets	13,991	11,238
Total assets	$2,234,589	$1,861,550
Liabilities
Revolving credit facility	—	134,750
Term loan facilities, net	248,602	248,238
Notes payable, net	446,927	173,778
Mortgage notes payable, net	206,312	209,589
Intangible liabilities, net	24,578	30,835
Deferred revenue	54,659	3,066
Interest rate swaps	5,837	1,797
Accounts payable and accrued liabilities	47,833	34,244
Total liabilities	1,034,748	836,297

Commitments and contingencies (Note 11)

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 74,832,292 and 60,849,206 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	748	608
Additional paid-in capital	1,257,319	1,017,415
Retained earnings	20,004	12,831
Cumulative dividends	(210,760)	(139,103)
Accumulated other comprehensive (loss) income	(4,690)	2,412
Total stockholders' equity	1,062,621	894,163
Non-controlling interest in Operating Partnership	137,220	131,090
Total equity	1,199,841	1,025,253
Total liabilities and equity	$2,234,589	$1,861,550

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the years ended December 31,
	2019	2018	2017
Revenues
Rental income	$208,544	$154,489	$126,304
Tenant reimbursements	10,210	4,870	3,627
Other income	2,968	1,232	742
Total revenues	221,722	160,591	130,673
Expenses
Property operating	48,279	30,912	24,907
Real estate taxes	23,643	17,311	13,730
Depreciation and amortization	92,439	66,403	54,873
Acquisition costs	1,738	1,579	1,493
Corporate general and administrative	20,184	14,824	12,900
Total expenses	186,283	131,029	107,903
Other expenses
Interest expense, net	(33,460)	(22,903)	(17,071)
Gain (loss) on the sale of operating property	6,245	—	(310)
Net income	8,224	6,659	5,389
Non-controlling interest in Operating Partnership	(1,017)	(955)	(941)
Net income available to Easterly Government Properties, Inc.	$7,207	$5,704	$4,448
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.10	$0.09	$0.11
Diluted	$0.10	$0.08	$0.10
Weighted- average common shares outstanding
Basic	68,769,526	53,511,137	39,607,740
Diluted	69,208,966	54,931,380	41,563,540
Dividends declared per common share	$1.04	$1.04	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the years ended December 31,
	2019	2018	2017
Net income	$8,224	$6,659	$5,389
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps, net	(8,061)	(1,265)	246
Other comprehensive income (loss):	(8,061)	(1,265)	246
Comprehensive income	163	5,394	5,635
Non-controlling interest in Operating Partnership	(1,017)	(955)	(941)
Other comprehensive loss attributable to non-controlling interest	959	274	119
Comprehensive income attributable to Easterly Government Properties, Inc.	$105	$4,713	$4,813

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Total Equity
Balance at December 31, 2016	36,874,810	369	597,164	2,679	(42,794)	3,038	137,844	698,300
Stock based compensation		—	322	—	—	—	2,641	2,963
Grant of unvested restricted stock	17,912	—	—	—	—	—	—	—
Dividends and distributions paid ($1.00 per share)		—	—	—	(40,924)	—	(8,256)	(49,180)
Redemption of common units to common stock	1,379,804	14	20,658	—	—	—	(20,672)	—
Contribution of Property for common units		—	—	—	—	—	11,531	11,531
Issuance of common stock, net	6,514,514	65	121,775	—	—	—	—	121,840
Unrealized gain on interest rate swaps		—	—	—	—	365	(119)	246
Net income		—		4,448	—	—	941	5,389
Allocation of NCI in Operating Partnership		—	627	—	—	—	(627)	—
Balance at December 31, 2017	44,787,040	448	740,546	7,127	(83,718)	3,403	123,283	791,089
Stock based compensation		—	406	—	—	—	2,633	3,039
Grant of unvested restricted stock	21,328	—	—	—	—	—	—	—
Dividends and distributions paid ($1.04 per share)		—	—	—	(55,385)	—	(10,571)	(65,956)
Redemption of common units to common stock	658,801	7	10,300	—	—	—	(10,307)	—
Contribution of Property for common units	—	—	—	—	—	—	5,184	5,184
Issuance of common stock, net	15,382,037	153	286,350	—	—	—	—	286,503
Unrealized loss on interest rate swaps		—	—	—	—	(991)	(274)	(1,265)
Net income		—		5,704	—	—	955	6,659
Allocation of NCI in Operating Partnership		—	(20,187)	—	—	—	20,187	—
Balance at December 31, 2018	60,849,206	608	1,017,415	12,831	(139,103)	2,412	131,090	1,025,253
Cumulative effect adjustment related to adoption of Leases (Topic 842)				(34)				(34)
Stock based compensation		—	841	—	—	—	4,068	4,909
Grant of unvested restricted stock	89,961	1	(1)	—	—	—	—	—
Dividends and distributions paid ($1.04 per share)	—	—	—	—	(71,657)	—	(10,237)	(81,894)
Redemption of common units to common stock	396,929	4	5,824	—	—	—	(5,828)	—
Issuance of common stock, net	13,496,196	135	251,309	—	—	—	—	251,444
Unrealized loss on interest rate swaps		—	—	—	—	(7,102)	(959)	(8,061)
Net income		—		7,207	—	—	1,017	8,224
Allocation of NCI in Operating Partnership		—	(18,069)	—	—	—	18,069	—
Balance at December 31, 2019	74,832,292	748	1,257,319	20,004	(210,760)	(4,690)	137,220	1,199,841

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$8,224	$6,659	$5,389
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	92,439	66,403	54,873
Straight line rent	(2,276)	(5,637)	(2,782)
Amortization of above- / below-market leases	(6,320)	(8,593)	(8,517)
Amortization of unearned revenue	(1,007)	(194)	(106)
Amortization of loan premium / discount	(80)	(82)	(85)
Amortization of deferred financing costs	1,413	1,279	1,181
(Gain) loss on the sale of operating property	(6,245)	—	310
Non-cash compensation	4,909	3,039	2,963
Net change in:
Rents receivable	(4,708)	(2,729)	(1,428)
Accounts receivable	(4,130)	(2,343)	(3,524)
Deferred revenue	51,593	934	30
Prepaid expenses and other assets	(3,091)	(2,948)	(1,592)
Accounts payable and accrued liabilities	11,594	6,994	2,519
Net cash provided by operating activities	142,315	62,782	49,231
Cash flows from investing activities
Real estate acquisitions and deposits	(394,480)	(402,569)	(392,588)
Additions to operating properties	(7,196)	(5,691)	(3,948)
Additions to development properties	(60,608)	(58,483)	(9,877)
Proceeds from sale of operating property, net	19,943	—	10,539
Net cash (used in) investing activities	(442,341)	(466,743)	(395,874)
Cash flows from financing activities
Payment of deferred financing costs	(1,996)	(3,474)	(3,440)
Issuance of common shares	258,556	297,805	126,331
Credit facility draws	337,000	163,000	161,000
Credit facility repayments	(471,750)	(128,000)	(273,417)
Term loan draws	—	150,000	100,000
Issuance of notes payable	275,000	—	175,000
Borrowings on mortgage notes payable	—	—	127,500
Repayments of mortgage notes payable	(3,391)	(3,189)	(2,977)
Dividends and distributions paid	(81,894)	(65,956)	(49,180)
Payment of offering costs	(7,055)	(11,321)	(4,464)
Net cash provided by financing activities	304,470	398,865	356,353
Net increase (decrease) in Cash and cash equivalents and Restricted cash	4,444	(5,096)	9,710
Cash and cash equivalents and Restricted cash, beginning of year	11,105	16,201	6,491
Cash and cash equivalents and Restricted cash, end of year	$15,549	$11,105	$16,201

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the years ended December 31,
	2019	2018	2017
Cash paid for interest, net of capitalized interest	$29,120	$21,289	$15,165
Capitalized interest	$2,273	$1,702	$442
Non-cash investing and financing activities:
Additions to operating properties	$1,465	$460	$265
Additions to development properties	13,274	11,469	3,293
Deferred asset acquisition	105	10	—
Deferred offering accrued, not paid	—	—	27
Offering costs, accrued not paid	65	8	—
Unrealized gain (loss) on interest rate swaps, net	(8,061)	(1,265)	246
Debt assumed on acquisition of operating property	—	9,414	—
Properties acquired for common units	—	5,184	11,531
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(5,828)	$(10,307)	$(20,672)
Common Stock	4	7	14
Additional paid-in capital	5,824	10,300	20,658
Total	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements

1. Organization and Basis of Presentation

Easterly Government Properties, Inc. (the “Company”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code, as amended (the “Code”) commencing with its taxable year ended December 31, 2015. The operations of the Company are carried out primarily through Easterly Government Properties, LP (the “Operating Partnership”) and the wholly owned subsidiaries of the Operating Partnership. As used herein, the “Company,” “we,” “us,” or “our” refer to Easterly Government Properties, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

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

As of December 31, 2019, we wholly owned 70 operating properties in the United States, including 68 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 6.5 million square feet (square feet unaudited herein and throughout the Notes) in the aggregate. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.2 million square feet upon completion. We focus on acquiring, developing, and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives.

The Operating Partnership holds substantially all of our assets and conducts substantially all our business. The Company is the sole general partner of the Operating Partnership. The Company owned 88.6% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at December 31, 2019. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

When we acquire properties, we allocate the purchase price to numerous tangible and intangible components. Our process for determining the allocation to these components requires many estimates and assumptions, including the following: (1) determination of market land, rental, discount and capitalization rates; (2) estimation of leasing and tenant improvement costs associated with the remaining term of acquired leases; (3) assumptions used in determining the in-place lease and if-vacant value including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs; (4) renewal probabilities; and (5) allocation of the if-vacant value between land and building. A change in any of the above key assumptions can materially change not only the presentation of acquired properties in our consolidated financial statements but also our reported results of operations. The allocation to different components affects the following:

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

We capitalize pre-development costs incurred in pursuit of new development opportunities for which we currently believe future development is probable. Additionally, we capitalize interest expense, real estate taxes and direct and indirect project costs (including related compensation and other indirect costs) associated with properties, or portions thereof, undergoing construction, development and redevelopment activities. In capitalizing interest expense, if there is a specific borrowing for the property undergoing construction, development and redevelopment activities, we apply the interest rate of that borrowing to the average accumulated expenditures that do not exceed such borrowing; for the portion of expenditures exceeding any such specific borrowing, we apply our weighted average interest rate on other borrowings to the expenditures. We continue to capitalize costs while construction, development or redevelopment activities are underway until the building is substantially complete and ready for its intended use at which time rental income recognition can commence and rental operating costs, real estate taxes, insurance, and other subsequent carrying costs are expensed as incurred.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying Consolidated Balance Sheets include all cash and liquid investments that mature three months or less from when they were purchased. Cash equivalents are reported at cost, which approximates fair value. We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times. We have not experienced any losses in these accounts and believe that we are not exposed to significant credit risk because our accounts are deposited with major financial institutions.

Restricted Cash

Restricted cash on the accompanying Consolidated Balance Sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements.

Rent Receivable and Accounts Receivable

Rent receivable and Accounts receivable on the accompanying Consolidated Balance Sheets include accrued rental income and other tenant accounts receivable, respectively.  The Company accrues rental and other tenant income earned, but not yet received, in accordance with GAAP.

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

Deferred leasing commissions include commissions, compensation costs of leasing personnel for those leases which commenced prior to the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”) on January 1, 2019, and other direct and incremental costs incurred to obtain new tenant leases as well as to renew existing tenant leases and are presented in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. Leasing commissions are capitalized and amortized over the terms of the related leases upon lease commencement using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized costs related to the lease are accelerated into amortization expense. Changes in leasing commissions are presented in the cash flows from operating activities section of the accompanying Consolidated Statements of Cash Flows.

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

Deferred Revenue

Deferred revenue consists primarily of lump sum reimbursements made by a tenant to the Company for landlord improvements in excess of a tenant improvement allowance. Lump sum reimbursements are recorded as Deferred revenue on the Consolidated Balance Sheets and are amortized over the life of the lease through Rental income. Deferred revenue also includes rent received in advance, which is recognized within Rental income once earned.

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

Revenue Recognition

Rental income includes base rents paid by each tenant in accordance with its lease agreement conditions. We recognize rental income on a straight-line basis over the lease term of the respective leases. For acquisitions of existing buildings, we recognize rental income from leases already in place coincident with the date of property closing. Lease incentives are recorded as a deferred asset and amortized as a reduction of revenue on a straight-line basis over the respective lease term. Above- and below-market leases are amortized into rental income over the terms of the respective leases.  Further, Rental income includes certain tenant reimbursement income (real estate taxes, operating expenses, utility usage, and other reimbursements), which are accrued as variable lease payments in the same periods as the related expenses are incurred in accordance with ASC 842 which the Company adopted  on January 1, 2019.  Refer to the Recently Adopted Accounting Pronouncements for further discussion.

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

Income Taxes

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute to our stockholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, and on taxable income that we do not distribute to our stockholders. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a management business) through Taxable REIT Subsidiaries (“TRSs”) and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. For the years ended December 31, 2019, 2018 and 2017, we did not incur any material tax liability associated with any of the above.

We do not anticipate any potential expense related to uncertain tax positions as we closely monitor our REIT compliance, do not have any prohibited transactions related to property sales, and the states in which we operate do not subject us to withholding tax requirements.

The following table reconciles GAAP net income to taxable income (amounts in thousands):

	For the years ended December 31,
	2019		2018		2017
Net income	$8,224		$6,659		$5,389
Book depreciation and amortization	92,248		66,260		54,782
Above/Below market lease amortization	(6,320)		(8,593)		(8,517)
Straight-line rent and other non-cash adjustments	(2,239)		(5,619)		(2,776)
Book/Tax differences on unearned rent	(874)		301		16
Book/Tax differences on stock based compensation	4,156		3,039		2,663
Book/Tax differences on development profit on lump sum payments	2,520		3,413		—
Book/Tax differences on gain on sale of rental property	(6,245)		—		—
Book/Tax differences on fee waiver income from seller	—		1,400		—
Other book/tax differences, net	588		749		383
Tax depreciation	(47,025)		(34,612)		(25,552)
Loss attributable to non-controlling interest	(6,922)		(6,021)		(5,180)
Taxable income subject to distribution requirements	$38,111	(1)	$26,976	(2)	$21,208	(3)
(1)	The Company’s distributions are characterized as 51.47% ordinary taxable dividend and 48.53% return of capital.
(2)	The Company’s distributions are characterized as 45.83% ordinary taxable dividend and 54.17% return of capital.
(3)	The Company’s distributions are characterized as 47.24% ordinary taxable dividend and 52.76% return of capital.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, along with various subsequent ASUs, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as the previous guidance for operating leases.

The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective transition method such that we applied the standard as of the adoption date. The Company adopted the new standard using the practical expedient package, which allowed the Company, as both the lessor and lessee, to not reassess 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases.

Going forward under ASU 2016-02, it is required that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease.  Under ASU 2016-02, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred within Corporate general and administrative expense on the Company's Consolidated Statements of Operations.

Additionally, in July 2018, the FASB issued ASU 2018-11, Target Improvements to Topic 842 Leases.  ASU 2018-11 provides lessors a practical expedient to not separate nonlease components from the associated lease component if the timing and pattern of transfer for the lease and nonlease components are the same and if the lease component, if accounted for separately, would be classified as an operating lease.  Lease components are elements of an arrangement that provide the customer with the right to use an identified asset. Nonlease components are distinct elements of a contract that are not related to securing the use of the leased asset and revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts and Customers (“ASC 606”). The Company assessed and concluded that the timing and pattern of transfer for nonlease components and the associated lease component are the same. The Company determined that the predominant component was the lease component and as such the Company has made a policy election to account for and present the lease component and the nonlease component as a single component in the revenue section of the Consolidated Statements of Operations.  While application of the practical expedient did not result in a material change to the recognition of rental income, nonlease components included within Tenant reimbursement prior to the adoption of ASC Topic 842, Leases (“ASC 842”) are now included within Rental income on the Company's Consolidated Statements of Operations.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842):  Codification Improvements, which amended the transition guidance in ASC 842 to explicitly exempt entities from the interim disclosures required by ASC Topic ASC 205, Presentation of Financial Statements, related to changes in accounting principles.  The provision is applicable at the time that entities adopt ASC 842, however implementation of this update did not have a material impact on our consolidated financial statements.

The adoption of this standard also resulted in a cumulative effect adjustment of less than $0.1 million recorded as a decrease to Retained earnings as of January 1, 2019 in the accompanying Consolidated Statements of Equity. The cumulative effect adjustment related to initial direct costs of leases where the Company is the lessor that, as of January 1, 2019, had not begun to amortize and therefore are no longer allowed to be capitalized under the new standard. Additionally, as of January 1, 2019, the Company recognized an operating lease right-of-use asset and related operating lease liability of approximately $1.3 million on the accompanying Consolidated Balance Sheets, related to the leases where the Company is the lessee. The lease liability associated with these leases is reflected on the Company’s Consolidated Balance Sheets within Accounts payable and accrued liabilities and the right-of-use asset is included within Prepaid expenses and other assets.  Associated lease expense will be recognized on a straight-line basis over the expected lease term based on the total lease payments and is included within Corporate general and administrative expense in the Company's Consolidated Statements of Operations.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.  The purpose of this updated guidance is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  In November 2018, the FASB issued ASU 2018-19, Codification Improvements to (Topic 326), Financial Instruments – Credit Losses.  ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASC 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Costs,” which addresses financial assets measured at amortized cost basis, including net investments in leases arising from sales -type and direct financing leases.  Instead impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842.  Adoption of the standard is effective for the Company for reporting periods beginning after December 15, 2019 with early adoption permitted.  The Company will adopt ASU 2016-13 and ASU 2018-19 effective January 1, 2020 using the modified retrospective approach.  While the Company continues to assess all potential impacts of the standard, it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

3. Real Estate and Intangibles

Acquisitions

During the year ended December 31, 2019, we acquired eight operating properties in asset acquisitions, consisting of the Final Closing Properties (as defined below), JSC – Suffolk, FBI – New Orleans, EPA – Lenexa, USCIS – Tustin, and VA – Northeast for an aggregate purchase price of $382.6 million. During the year ended December 31, 2018, we acquired 15 operating properties in asset acquisitions, consisting of VA – Golden, VA – San Jose, the First Closing Properties (as defined below), the Second Closing Properties (as defined below), DEA – Upper Marlboro and TREAS – Birmingham for an aggregate purchase price of $412.0 million.

We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

	December 31, 2019	December 31, 2018
Real estate
Land	$36,198	$27,406
Building	290,788	324,081
Acquired tenant improvements	11,492	9,861
Total real estate	338,478	361,348
Intangible assets
In-place leases	36,384	45,702
Acquired leasing commissions	9,030	5,342
Above-market leases	161	1,438
Total intangible assets	45,575	52,482
Intangible liabilities
Below-market leases	(1,492)	(1,837)
Total intangible liabilities	(1,492)	(1,837)
Prepaid expenses and other assets
Contingent consideration	—	43
Purchase price	382,561	412,036
Less: Mortgage note assumed	—	(9,414)
Net assets acquired	382,561	402,622

The intangible assets and liabilities of the acquired operating properties have an aggregate weighted average amortization period of 8.28 years and 6.25 years as of December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, we included $22.5 million of revenues and $4.1 million of net income in our Consolidated Statement of Operations related to the operating properties acquired. Additionally, we incurred $1.7 million of acquisition-related costs primarily consisting of internal costs associated with the property acquisitions.

During the year ended December 31, 2018, we included $13.6 million of revenues and $0.6 million of net income in our Consolidated Statement of Operations related to the operating properties acquired. Additionally, we incurred $1.6 million of acquisition-related costs including $1.1 million of internal costs associated with the property acquisitions.

On June 15, 2018, we entered into a purchase and sale agreement to acquire a 1,479,762-square foot portfolio of 14 properties (the “Portfolio Properties”) for an aggregate purchase price of approximately $430.0 million.   On September 13, 2018, we completed the acquisition of eight of the Portfolio Properties (the “First Closing Properties”), consisting of the following (listed by primary tenant agency, if applicable, and location): Various GSA - Buffalo, NY, Various GSA - Chicago, IL, TREAS - Parkersburg, WV, SSA - Charleston, WV, FBI - Pittsburgh, PA, GSA - Clarksburg, WV, ICE - Pittsburgh, PA and SSA - Dallas, TX.  On October 16, 2018, we completed the acquisition of three additional Portfolio Properties (the “Second Closing Properties”) consisting of the following (listed by primary tenant agency and location): JUD - Charleston, SC, VA - Baton Rouge, LA and DEA - Bakersfield, CA.  The Company completed the acquisition of the three remaining Portfolio Properties on January 31, 2019 (the “Final Closing Properties”). The Final Closing Properties include the following (listed by primary tenant agency, if applicable, and location): DEA - Sterling, VA, FDA - College Park, MD and Various GSA - Portland, OR.

Dispositions

On May 8, 2019, the Company sold CBP – Chula Vista to a third party. Net proceeds from the sale of the operating property were approximately $19.9 million and we recognized the full gain on the sale of the operating property of approximately $6.2 million for the year ended December 31, 2019.

On December 28, 2017, the Company sold 2650 SW 145th Avenue - Parbel of Florida to a third party. Net proceeds from the sale of the operating property were approximately $10.5 million and the Company recognized a loss on the sale of the operating property of approximately $0.3 million, mainly attributable to transaction costs, for the year ended December 31, 2017. This disposition was accounted for under the full accrual method.

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

Consolidated Real Estate and Intangibles

In addition to the operating property acquisitions, we acquired one property for development, FDA – Atlanta, during the year ended December 31, 2019.

Real estate and intangibles on our consolidated balance sheets consisted of the following (amounts in thousands):

	December 31, 2019	December 31, 2018
Real estate properties, net
Land	$193,168	$161,569
Building	1,824,998	1,458,981
Acquired tenant improvements	68,854	57,364
Construction in progress	57,775	54,532
Accumulated depreciation	(156,069)	(105,829)
Total Real estate properties, net	$1,988,726	$1,626,617
Intangible assets, net
In-place leases	$240,223	$205,821
Acquired leasing commissions	52,686	43,806
Above market leases	11,054	10,893
Accumulated amortization	(135,338)	(94,852)
Total Intangible assets, net	$168,625	$165,668
Intangible liabilities, net
Below market leases	$(65,459)	$(64,693)
Accumulated amortization	40,881	33,858
Total Intangible liabilities, net	$(24,578)	$(30,835)

The projected amortization of total intangible assets and intangible liabilities as of December 31, 2019 are as follows (amounts in thousands):

Total
Intangible assets
2020	$35,144
2021	21,714
2022	17,574
2023	15,898
2024	13,077
Thereafter	65,218
$168,625
Intangible liabilities
2020	$(6,886)
2021	(4,815)
2022	(3,206)
2023	(3,008)
2024	(1,861)
Thereafter	(4,802)
$(24,578)

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of December 31, 2019 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2020	$1,169	$(6,886)
2021	729	(4,815)
2022	639	(3,206)
2023	616	(3,008)
2024	529	(1,861)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Debt

The following table sets forth a summary of the Company’s outstanding indebtedness as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	Principal Outstanding		Interest	Current
Loan	December 31, 2019	December 31, 2018	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$—	$134,750	L + 130bps	June 2022 (3)
Total revolving credit facility	—	134,750

Term loan facilities:
2016 term loan facility	100,000	100,000	2.67% (4)	March 2024
2018 term loan facility	150,000	150,000	3.96% (5)	June 2023
Total term loan facilities	250,000	250,000
Less: Total unamortized deferred financing fees	(1,398)	(1,762)
Total term loan facilities, net	248,602	248,238

Notes payable:
2017 series A senior notes	95,000	95,000	4.05%	May 2027
2017 series B senior notes	50,000	50,000	4.15%	May 2029
2017 series C senior notes	30,000	30,000	4.30%	May 2032
2019 series A senior notes	85,000	—	3.73%	September 2029
2019 series B senior notes	100,000	—	3.83%	September 2031
2019 series C senior notes	90,000	—	3.98%	September 2034
Total notes payable	450,000	175,000
Less: Total unamortized deferred financing fees	(3,073)	(1,222)
Total notes payable, net	446,927	173,778

Mortgage notes payable:
DEA – Pleasanton	15,700	15,700	L + 150bps (6)	October 2023
VA – Golden	9,179	9,341	5.00% (6)	April 2024
MEPCOM – Jacksonville	8,946	9,891	4.41% (6)	October 2025
USFS II – Albuquerque	16,255	16,581	4.46% (6)	July 2026
ICE – Charleston	17,420	18,637	4.21% (6)	January 2027
VA – Loma Linda	127,500	127,500	3.59% (6)	July 2027
CBP – Savannah	12,755	13,495	3.40% (6)	July 2033
Total mortgage notes payable	207,755	211,145
Less: Total unamortized deferred financing fees	(1,641)	(1,834)
Less: Total unamortized premium/discount	198	278
Total mortgage notes payable, net	206,312	209,589

Total debt	$901,841	$766,355
(1)

Current interest rates as of December 31, 2019. At December 31, 2019 and 2018, the one-month LIBOR (“L”) was 1.76% and 2.50%, respectively. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our revolving credit facility, our 2018 term loan facility and our 2016 term loan facility is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)	Available capacity of $450.0 million and $315.2 million at December 31, 2019 and 2018, respectively, with an accordion feature that provides additional capacity of up to $250.0 million.

(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
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

(6)

Effective interest rates are as follows: DEA – Pleasanton 1.8%, VA – Golden 5.03%, MEPCOM – Jacksonville 3.89%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.

2019 Activity

On September 12, 2019, the Operating Partnership issued an aggregate of $275.0 million of fixed rate, senior unsecured notes (the “2019 senior unsecured notes”) in a private placement pursuant to a purchase agreement among the Operating Partnership, the Company and the purchasers of the 2019 senior unsecured notes dated July 30, 2019 (the “Purchase Agreement”). The 2019 senior unsecured notes consist of (i) 3.73% Series A Senior Notes due September 12, 2029 in an aggregate principal amount of $85.0 million, (ii) 3.83% Series B Senior Notes due September 12, 2031 in an aggregate principal amount of $100.0 million, and (iii) 3.98% Series C Senior Notes due September 12, 2034 in an aggregate principal amount of $90.0 million. The 2019 senior unsecured notes are unconditionally guaranteed by the Company and various subsidiaries of the Operating Partnership (the “Subsidiary Guarantors”).

Subject to the terms of the Purchase Agreement and the 2019 senior unsecured notes, upon certain events of default, including, but not limited to, (i) a default in the payment of any principal, “make-whole” amount or interest under the 2019 senior unsecured notes, and (ii) a default in the payment of certain other indebtedness of the Operating Partnership or of the Company or of the Subsidiary Guarantors, the principal and accrued and unpaid interest and the make-whole amount on the outstanding 2019 senior unsecured notes will become due and payable at the option of the holders.

The Purchase Agreement and the 2019 senior unsecured notes also contains various covenants (including, among others, financial covenants with respect to debt service coverage, consolidated net worth, fixed charges and consolidated leverage and covenants relating to liens) and if the Operating Partnership or the Company breaches any of these covenants, the principal and accrued and unpaid interest and the make-whole amount on the outstanding 2019 senior unsecured notes will become due and payable at the option of the holders.

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

The 2018 term loan facility had a 364-day delayed draw period and is prepayable without penalty for the entire term of the loan. On September 10, 2018, we fully drew $150.0 million on the 2018 term loan facility.

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

Financial Covenant Considerations

The Company was in compliance with all financial and other covenants as of December 31, 2019 related to its revolving credit facility, 2016 term loan facility, 2018 term loan facility, notes payable and mortgage notes payable.

Fair Value of Debt

As of December 31, 2019 and 2018, the carrying value of the revolving credit facility approximated fair value. In determining the fair value we considered the short term maturity, variable interest rate and credit spreads. We deem the fair value of the senior unsecured revolving credit facility as a Level 3 measurement.

As of December 31, 2019 and 2018, the carrying value of the 2016 term loan facility approximated fair value. In determining the fair value we considered the variable interest rate and credit spreads. We deem the fair value of the 2016 term loan facility as a Level 3 measurement.

As of December 31, 2019 and 2018, the carrying value of the 2018 term loan facility approximated fair value. In determining the fair value we considered the variable interest rate and credit spreads. We deem the fair value of the 2018 term loan facility as a Level 3 measurement.

As of December 31, 2019 and 2018, the fair value of our notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our notes payable instruments as a Level 3 measurement. At December 31, 2019 and 2018, the fair value of our notes payable was $471.7 million and $172.0 million, respectively.

As of December 31, 2019 and 2018, the fair value of our mortgage debt was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage debt instruments as a Level 3 measurement. At December 31, 2019 and 2018, the fair value of our mortgage debt was $212.5 million and $206.8 million, respectively.

Aggregate Debt Maturities

The Company’s aggregate debt maturities based on outstanding principal as of December 31, 2019 are as follows (dollars in thousands):

Total
2020	$3,564
2021	4,233
2022	5,297
2023	171,285
2024	114,126
Thereafter	609,250
907,755
Unamortized premium/discount & deferred financing	(5,914)
$901,841

5. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge (dollars in thousands):

					Fair Value at December 31,
Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	2019	2018
$100,000	1.41%	One-Month LIBOR	March 29, 2017	September 29, 2023	$541	$4,563
150,000	2.71%	One-Month LIBOR	December 13, 2018	June 19, 2023	(5,837)	(1,797)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (dollars in thousands):

	Fair Value at December 31,
Balance Sheet Line Item	2019	2018
Interest rate swaps-Asset	$541	$4,563
Interest rate swaps-Liability	(5,837)	(1,797)

Cash Flow Hedges of Interest Rate Risk

The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s variable rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense. For the year ended December 31, 2019 and 2018, the Company did not record any hedge ineffectiveness related to the hedged derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate debt. The Company estimates that $1.5 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our consolidated statements of operations and comprehensive income (dollars in thousands):

	For the years ended December 31,
	2019	2018	2017
Unrealized gain (loss) recognized in AOCI	$(7,884)	$(713)	$63
Gain (loss) reclassified from AOCI into interest expense	177	552	(183)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of December 31, 2019, the net fair value of derivatives in a liability position related to these agreements was $5.5 million. As of December 31, 2019, the Company had not breached the provisions of these agreements and has not posted any collateral related to these agreements.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates.   While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2019 and 2018 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. For our disclosure of debt fair values in Note 4, we estimated the fair value of the 2016 and 2018 term loan facility based on the variable interest rate and credit spreads (categorized within Level 3 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments included scheduled principal and interest payments.  Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands).

	As of December 31, 2019
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$541	$—
Interest rate swaps - Liability	$—	$(5,837)	$—

	As of December 31, 2018
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$4,563	$—
Interest rate swaps - Liability	$—	$(1,797)	$—

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

Grant awards of restricted stock, restricted stock units, performance shares or cash-based awards under the 2015 Equity Incentive Plan are intended to qualify as “performance-based compensation” under Section 162(m) of the Code. Those awards would only vest or become payable upon the attainment of performance goals that are established by our compensation committee and related to established performance criteria. From and after the time that we become subject to Section 162(m) of the Code, the maximum award that is intended to qualify as “performance-based compensation” under Section 162(m) of the Code that may be made to any one employee during any one calendar year period is 2,273,959 shares of our common stock with respect to stock-based award and $5.0 million with respect to a cash based award.

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

The Company granted 891,000 LTIP units on May 6, 2015 and 40,000 LTIP units on February 26, 2016 to members of management as long-term incentive compensation under the 2015 Equity Incentive Plan subject to the Company achieving certain absolute and relative total shareholder returns through the performance period, which ended on December 31, 2017.  Based on the Company’s absolute and relative total shareholder return performance through the end of the performance period, the compensation committee of the Company’s board of directors determined that an aggregate of 2,079,297 LTIP units were earned. Under the terms of the awards, earned awards vested 50% on February 15, 2018 and 50% on February 6, 2019, subject to the grantee’s continued employment.

In connection with the Company’s 2017 annual meeting of stockholders, we issued an aggregate of 15,220 shares of restricted common stock to our non-employee directors, which vested on May 7, 2018.

On January 4, 2018, the Company granted an aggregate of 173,381 performance-based LTIP units to members of management under the 2015 Equity Incentive Plan, subject to the Company achieving certain absolute and relative total shareholder returns through the performance period.  The awards consist of three separate tranches of 32,448 LTIP units, 55,463 LTIP units and 85,470 LTIP units with performance periods ending on December 31, 2018, December 31, 2019 and December 31, 2020, respectively. The performance criteria for each tranche is based 75% on the Company’s absolute total shareholder return performance and 25% on the Company’s relative total shareholder return performance during the relevant performance period, with 50% of the LTIP units vesting when earned following the end of the applicable performance period and 50% of the earned award subject to an additional one year of vesting. During the performance period ending December 31, 2018, the Company’s total shareholder return performance (on both an absolute and relative basis) did not achieve the applicable thresholds for payouts.  Accordingly, the compensation committee of the Company’s board of directors determined that none of the 32,448 LTIP units subject to the performance period ending December 31, 2018 had been earned.  Such LTIPs were therefore forfeited and added back to the shares of common stock of the Company available for issuance under the 2015 Equity Incentive Plan. The performance period of the second tranche of LTIP units ended on December 31, 2019 and the Company’s total shareholder return over the performance period was sufficient for the grantees to earn an aggregate of 122,159 LTIP units under the applicable awards. Earned LTIP units vested 50% on January 16, 2020 and 50% will vest on January 4, 2021, subject to the grantee’s continued employment.

On April 3, 2018, the Company issued an aggregate of 2,236 shares of restricted common stock to certain employees pursuant to the 2015 Equity Incentive Plan. The restricted common stock grants will vest upon the second anniversary of the grant date so long as the grantee remains an employee of the Company on such date.

In connection with our 2018 annual meeting of stockholders, we issued an aggregate of 19,092 shares of restricted common stock to our non-employee directors pursuant to the 2015 Equity Incentive Plan, which vested on May 7, 2019.

On January 18, 2019, the Company granted an aggregate of 143,538 performance-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan, subject to the Company achieving certain absolute and relative total shareholder returns through the performance period.  The awards consist of two separate tranches of 45,238 LTIP units and 98,300 LTIP units with performance periods ending on December 31, 2020 and December 31, 2021, respectively.  Fifty percent of the LTIP units vest when earned following the end of the applicable performance period and fifty percent of the earned award is subject to an additional one year of vesting.

On January 18, 2019, the Company granted an aggregate of 54,041 shares of restricted common stock to members of management pursuant to the 2015 Equity Incentive Plan, of which an aggregate of 17,645 shares will vest on January 18, 2021 and an aggregate of 36,396 shares will vest on January 18, 2022.

On March 11, 2019, the Company issued an aggregate of 3,080 shares of restricted common stock to certain employees pursuant to the 2015 Equity Incentive Plan. The shares of restricted common stock will vest upon the second anniversary of the grant date so long as the grantee remains an employee of the Company on such date.

In connection with the Company’s 2019 annual meeting of stockholders, we issued an aggregate of 22,000 shares of restricted common stock to our non-employee directors pursuant to the 2015 Equity Incentive Plan. The shares of restricted common stock will vest upon the earlier of the anniversary of the grant date or the next annual stockholder meeting.

On June 13, 2019, the Company issued 10,840 shares of restricted common stock to a member of management pursuant to the 2015 Equity Incentive Plan. The shares of restricted common stock will vest on February 28, 2022, subject, to the grantee’s continued employment and the other terms of the awards.

On December 19, 2019, the Company granted an aggregate of 99,803 LTIP units to certain members of management pursuant to the 2015 Equity Incentive Plan, which became fully vested upon grant and are subject to certain restrictions on transfer as set forth in the applicable award agreement for a period of three years beginning on the grant date.

A summary of our non-vested common share awards at December 31, 2019, 2018 and 2017 is as follows:

	Restricted Shares	Restricted Shares Weighted average grant date fair value	LTIP Units (1)	LTIP Units Weighted average grant date fair value
Outstanding, December 31, 2016	16,128	$18.60	926,000	$8.91
Vested	(16,128)	18.60	—	—
Granted	17,912	19.72	—	—
Forfeited	—	—	—	—
Outstanding, December 31, 2017	17,912	$19.72	926,000	$8.91
Vested	(15,220)	$19.71	(463,000)	$8.91
Granted	21,328	20.87	173,381	18.31
Forfeited	—	—	—	—
Outstanding, December 31, 2018	24,020	$20.74	636,381	$11.47
Vested	(21,784)	$20.81	(562,803)	$10.97
Granted	89,961	17.49	243,341	19.75
Forfeited	—	—	(32,448)	19.15
Outstanding, December 31, 2019	92,197	$17.55	284,471	$18.66
(1)	Reflects the number of LTIP units issued to the grantee on the grant date which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.

We recognized $4.9 million, $3.0 million and $3.0 million in compensation expense, related to the restricted common stock and the LTIP unit awards, for the years ended December 31, 2019, 2018 and 2017, respectively.  As of December 31, 2019 unrecognized compensation expense for all awards was $3.6 million, which will be amortized over the vesting period.

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

For LTIP units granted in January 2019 we utilized a risk-free rate of 2.6%, derived from the yield of zero-coupon U.S. Treasury securities for a three-year holding period as of the grant date.  Since the Company has a limited amount of operating history, the expected volatility assumption of 19.0% was derived from the observed historical volatility of the common stock prices of a select group of peer companies within the REIT industry and the observed implied volatility on the Company’s stock options.  Based on the selected dividend yields of guideline companies and expected dividend levels, we utilized an expected dividend yield of 5.6%.

For LTIP units granted in December 2019 we utilized a risk-free rate of 1.73%, derived from the yield of zero-coupon U.S. Treasury securities for a three-year holding period as of the grant date.  The expected volatility assumption of 16.0% was derived from the Company’s observed historical volatility equal to the three-year post-vesting restriction period.  Based on the selected dividend yields of guideline companies and expected dividend levels, we utilized an expected dividend yield of 4.9%.

No additional shares of common stock or options were issued under the 2015 Equity Incentive Plan as of December 31, 2019.

Underwritten Public Offering of Common Stock

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

Redemption of Common Units to Common Stock

During the year ended December 31, 2017, we issued 1,379,804 shares of our common stock upon the redemption of 1,379,804 common units in accordance with the terms of the partnership agreement of the Operating Partnership. During the year ended December 31, 2018, we issued 658,801 shares of our common stock upon the redemption of 658,801 common units in accordance with the terms of the partnership agreement of the Operating Partnership. During the year ended December 31, 2019, we issued 396,929 shares of our common stock upon the redemption of 396,929 common units in accordance with the terms of the partnership agreement of the Operating Partnership.

Dividends and Distributions Paid

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2017	May 3, 2017	June 14, 2017	June 29, 2017	0.25
Q2 2017	August 2, 2017	September 13, 2017	September 28, 2017	0.25
Q3 2017	November 2, 2017	December 6, 2017	December 21, 2017	0.26
Q4 2017	February 21, 2018	March 13, 2018	March 28, 2018	0.26
Q1 2018	May 3, 2018	June 11, 2018	June 28, 2018	0.26
Q2 2018	August 1, 2018	September 13, 2018	September 27, 2018	0.26
Q3 2018	October 29, 2018	December 13, 2018	December 27, 2018	0.26
Q4 2018	February 21, 2019	March 14, 2019	March 28, 2019	0.26
Q1 2019	May 2, 2019	June 10, 2019	June 27, 2019	0.26
Q2 2019	July 31, 2019	September 12, 2019	September 26, 2019	0.26
Q3 2019	October 30, 2019	November 13, 2019	December 27, 2019	0.26
Q4 2019	February 19, 2020	March 5, 2020	March 26, 2020	0.26

Prior to the end of the performance period as set forth in the applicable LTIP unit award, holders of performance-based LTIP units are entitled to receive dividends per LTIP unit equal to 10% of the dividend paid per common unit of our operating partnership.

After the end of the performance period, the number of LTIP units, both vested and unvested, that LTIP award recipients have earned, if any, are entitled to receive dividends in an amount per LTIP unit equal to dividends, both regular and special, payable per common unit of our operating partnership. Holders of LTIP units that are not subject to the attainment of performance goals are entitled to receive dividends per LTIP unit equal to 100% of the dividend paid per common unit beginning on the grant date.

ATM Programs

On March 3, 2017, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time, which we refer to herein as the “2017 ATM Program”, in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. As of December 31, 2019, there were no shares remaining available for sale under the 2017 ATM Program.

On March 4, 2019, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (collectively, the “Sales Agents”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million from time to time (the “March 2019 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.  Under the March 2019 ATM Program, we may also enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of Citibank, N.A., Bank of Montreal, Jefferies LLC, Raymond James & Associates, Inc., Royal Bank of Canada and Wells Fargo Bank, National Association (collectively, the “Forward Counterparties”) for the sale of shares of our common stock on a forward basis.

On December 20, 2019, we entered into separate new equity distribution agreements with each of the Sales Agents pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time (the “December 2019 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.  Under the December 2019 ATM Program, we may also enter into one or more forward transactions under separate master forward sale confirmations and related supplemental confirmations with each of the Forward Counterparties for the sale of shares of our common stock on a forward basis. No sales of shares of our common stock were made under the December 2019 ATM Program during the year ended December 31, 2019.

The following table sets forth certain information with respect to sales made under the 2017 ATM Program and the March 2019 ATM Program as of December 31, 2019 (amounts in thousands except share amounts):
	2017 ATM Program		March 2019 ATM Program
For the Three Months Ended:	Number of Shares Sold	Net Proceeds	Number of Shares Sold(1)	Net Proceeds(1)
March 31, 2019	366,455	$6,504	—	$—
June 30, 2019	—	—	1,200,712	21,155
September 30, 2019	1,398,814	25,494	2,094,599	42,362
December 31, 2019	—	—	1,435,616	31,642
Total	1,765,269	$31,998	4,730,927	$95,159

(1)

During the year ended December 31, 2019, we entered into and fully settled forward sale transactions under the March 2019 ATM Program by selling and issuing an aggregate of 1,825,712 shares of our common stock in exchange for net proceeds to us of approximately $35.2 million, after deducting offering costs. As of December 31, 2019, we had entered into forward sales transactions under the March 2019 ATM Program for the sale of an additional 2,878,703 shares of our common stock that had not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions no later than December 9, 2020. Assuming the forward sales transactions are physically settled in full utilizing a weighted average initial forward sales price of $22.56 per share, we expect to receive net proceeds of approximately $64.9 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. The Company accounted for the forward sale agreements as equity.

We have used the proceeds from such sales for general corporate purposes. As of December 31, 2019, we had approximately $103.9 million and $300.0 million of gross sales of our common stock available under the March 2019 ATM Program and the December 2019 ATM Program, respectively.

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

8. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares and LTIP units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands, except per share amounts):

	For the years ended December 31,
	2019	2018	2017
Numerator
Net income (loss)	$8,224	$6,659	$5,389
Less: Non-controlling interest in Operating Partnership	(1,017)	(955)	(941)
Net income (loss) available to Easterly Government Properties, Inc.	7,207	5,704	4,448
Less: Dividends on participating securities	(119)	(1,123)	(110)
Net income (loss) available to common stockholders	$7,088	$4,581	$4,338
Denominator for basic EPS	68,769,526	53,511,137	39,607,740
Dilutive effect of share-based compensation awards	22,855	9,510	11,384
Dilutive effect of LTIP units (1)	416,585	1,135,544	1,944,416
Dilutive effect of shares issuable under forward sales agreements (2)	—	275,189	—
Denominator for diluted EPS	69,208,966	54,931,380	41,563,540
Basic EPS	$0.10	$0.09	$0.11
Diluted EPS	$0.10	$0.08	$0.10
(1)

During the year ended December 31, 2018, there were approximately 173,381 unvested performance-based LTIP units that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

(2)

During the year ended December 31, 2019, there were approximately 2,878,703 shares of unsettled forward sale transactions that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

9. Leases

Lessor

The Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 12.8 years as of December 31, 2019), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

As discussed above in Note 2, the Company elected a practical expedient to not separate nonlease components from the associated lease component if the time and pattern of transfer for the lease and nonlease components are the same and if the lease component, if accounted for separately, would be classified as an operating lease.

On August 27, 2019, the FDA – Alameda development project was substantially completed and a 20-year non-cancelable lease commenced with the GSA for the beneficial use of the FDA.  Upon completion and their acceptance of work, the U.S. Government paid a $52.5 million lump sum reimbursement to the Company for landlord improvements in excess of the U.S. Government’s tenant improvement allowance. The Company recorded the payment as Deferred revenue on the Consolidated Balance Sheet and began amortizing the amount over the life of the lease through Rental income.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of December 31, 2019 (amounts in thousands):

	Payments due by period
	Total	2020	2021	2022	2023	2024	Thereafter
Fixed lease payments	$1,518,216	179,205	156,033	138,797	130,684	119,757	793,740

Prior to the adoption of ASC 842 on January 1, 2019, the Company’s leases associated with its operating properties fell under the guidance of ASC Topic ASC 840, Leases (“ASC 840”). As of December 31, 2018, the future non-cancelable minimum contractual rent payments on our operating properties were as follows (amounts in thousands):

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Operating Leases
Minimum lease payments	$1,251,546	151,152	139,315	116,827	99,822	92,392	652,038

Information about our leases for development properties as of December 31, 2019 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term		Estimated Rentable Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year		162,000
FDA - Lenexa	Lenexa, KS	Food and Drug Administration	L	20-year	(2)	59,690
Total						221,690

(1) L=Laboratory

(2) The 20-year lease term includes a firm term of 15 years and a soft term of five years.

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

As of December 31, 2019, the unamortized balance associated with the Company’s right-of-use operating lease asset and operating lease liability for the Company’s two office leases was $0.8 million. The Company used its incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on the revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for the Company’s operating leases for the year ended December 31, 2019 (amounts in thousands):

For the year ended December 31,
2019
Operating leases costs	$461

Other Information
Weighted average remaining lease terms (in years)	1.91
Weighted average discount rate	3.84%

In addition, the maturity of fixed lease payments under the Company’s corporate office leases as of December 31, 2019 is summarized in the table below (amounts in thousands):

	Payments due by period
	Total	2020	2021	2022	2023	2024	Thereafter
Fixed lease payments	$913	496	352	65	—	—	—

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

10. Revenue

The table below sets forth revenue from tenant construction projects disaggregated by tenant agency for the years ended December 31, 2019 and 2018 (in thousands).

	For the year ended December 31,	For the year ended December 31,
Tenant	2019	2018
Food and Drug Administration ("FDA")	$5,104	$—
Federal Bureau of Investigation ("FBI")	4,021	1,317
Department of Veteran Affairs ("VA")	1,528	2,896
U.S. Citizenship and Immigration Services ("USCIS")	158	39
Social Security Administration ("SSA")	146	31
Department of Transportation ("DOT")	137	1
Federal Emergency Management Agency ("FEMA")	136	—
Drug Enforcement Administration ("DEA")	127	375
Small Business Administration ("SBA")	68	—
Immigration and Customs Enforcement ("ICE")	53	9
Bureau of the Fiscal Service ("BFS")	46	—
The Judiciary of the U.S. Government ("JUD")	40	201
Environmental Protection Agency ("EPA")	30	4
Department of Labor ("DOL")	26	—
Customs and Border Protection ("CBP")	23	—
U.S. Coast Guard ("USCG")	22	6
Internal Revenue Service ("IRS")	18	1
U.S. Forest Service (USFS")	16	577
Bonneville Power Administration ("BPA")	1	—
National Park Service ("NPS")	—	40
National Labor Relations Board ("NLRB")	—	18
Other	1	—
	$11,701	$5,515

The balance in Accounts receivable related to tenant construction projects was $4.3 million and $2.4 million as of December 31, 2019 and December 31, 2018, respectively. The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant.  There were no projects ongoing as of December 31, 2019 or as of December 31, 2018 with a duration of greater than one year.

During the twelve months ended December 31, 2019 and 2018, the Company also recognized $1.0 million and $0.2 million, respectively, in parking garage income generated from the operations of a parking garage situated on both the Various GSA – Buffalo and Various GSA - Portland properties acquired during the twelve months ended December 31, 2019 and December 31, 2018, respectively.  The monthly and transient daily parking revenue falls within the scope of ASC 606 and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied.  As of December 31, 2019 there was $0.1 million in Accounts receivable attributable to parking garage income and less than $0.1 million in Accounts receivable attributable to parking garage income as of December 31, 2018.

Additionally, the Company also earns credits on its utility bills at certain properties for the use of energy efficient building materials, which also falls within the scope of ASC 606.  The pattern of recognition for the credits is in line with the recognition of the associated utility expense.  The Company recognized $0.1 million in energy credit income during the twelve months ended December 31, 2019 and less than $0.1 million during the twelve months ended December 31, 2018.

There were no contract assets or liabilities as of December 31, 2019 or as of December 31, 2018.

11. Commitments and Contingencies

a) Environmental

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

b) Tax Protection Agreements

Concurrent with the completion of our initial public offering and the related formation transactions, the Company also entered into a tax protection agreement with Michael P. Ibe, a director and our Vice Chairman and Executive Vice President — Development and Acquisitions, under which we agreed to indemnify Mr. Ibe for any taxes incurred as a result of a taxable sale of the properties contributed by certain entities beneficially owned by Mr. Ibe in the formation transactions for a period of eight years after the closing of the initial public offering and the formation transactions. The Company also agreed in the tax protection agreement with Mr. Ibe to use the “traditional method” of making allocations under Section 704(c) of the Code for the eight-year period.

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

In connection with our acquisition of a property in 2017, we entered into a tax protection agreement, under which we agreed to indemnify the contributor for any taxes incurred as a result of a taxable sale of such property for a period of two years.  The Company also agreed in the tax protection agreement with the contributor to use the “traditional method” of making allocations under Section 704(c) of the Code for the two-year period. As of December 31, 2019, the applicable tax protection period had expired without a taxable disposition of the property.

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

c) Letters of Credit

As of December 31, 2019 and 2018, the Company had $0.1 million and $0.1 million of standby letters of credit, respectively.  There were no draws against these letters of credit during the years ended December 31, 2019 or 2018.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. At December 31, 2019, the GSA and other federal agency accounted for approximately 98.3% of rental income and non-governmental tenants accounted for the remaining approximately 1.7%. At December 31, 2018, the GSA and other federal agency accounted for approximately 98.8% of rental income and non-governmental tenants accounted for the remaining approximately 1.2%.

At December 31, 2019, 18 of our 70 operating properties were located in California, accounting for approximately 20.5% of our total rentable square feet and approximately 26.9% of our total annualized lease income. At December 31, 2018, 17 of our 62 operating properties were located in California, accounting for approximately 23.9% of our total rentable square feet and approximately 30.1% of our total annualized lease income. To the extent that weak economic or real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

13. Related Party

For each of the years ended December 31, 2019, 2018 and 2017 we were responsible for reimbursing certain entities controlled by our Chairman $0.1 million for a portion of rent and office expense at their Beverly, MA office and for the services of certain employees. Additionally, during each of the years ended December 31, 2019, 2018 and 2017, certain entities controlled by our Vice Chairman were responsible for reimbursing us $0.1 million for certain costs that we paid on their behalf.

14. Subsequent Events

For its consolidated financial statements as of December 31, 2019, the Company evaluated subsequent events as of the filing date of this Annual Report on Form 10-K and noted the following significant events:

On January 3, 2020, the Company granted an aggregate of 146,199 performance-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan, consisting of (i) 81,693 LTIP units that are subject to the Company achieving certain total shareholder return performance thresholds (on both an absolute and relative basis) and (ii) 64,506 LTIP units that are subject to the Company achieving certain operational performance hurdles, in each case through a performance period ending on December 31, 2022. Fifty percent of the LTIP units that are subject to the Company’s total shareholder return performance will vest when earned following the end of the performance period and 50% of the earned award is subject to an additional one year of vesting.  All of the LTIP units subject to the Company’s operational performance will vest when earned. On January 3, 2020, the Company also granted an aggregate of 89,242 service-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan, which will vest on December 31, 2022, subject to the grantee’s continued employment and the other terms of the awards.

On January 7, 2020, the Company acquired a 116,500 square foot Defense Health Agency (DHA) Facility in Aurora, CO. The building was originally constructed in 1998 and fully renovated in 2018. The facility is 87% leased to the GSA for the beneficial use of the DHA through April 2034 under a 15 year lease.

Subsequent to December 31, 2019, we issued and sold an aggregate of 200,000 shares of our common stock under the March 2019 ATM Program, generating net proceeds of $4.8 million, after deducting underwriting discounts, commissions and offering costs.

15. Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2019 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$50,607	$52,749	$57,589	$60,777
Net income (loss) available to Easterly Government Properties, Inc.	$(416)	$5,642	$549	$1,432
Net income (loss) available to Easterly Government Properties, Inc. per share (basic)	$(0.01)	$0.08	$0.01	$0.02
Net income (loss) available to Easterly Government Properties, Inc. per share (diluted)	$(0.01)	$0.08	$0.01	$0.02

The following is a summary of our unaudited quarterly results of operations for 2018 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$35,974	$36,972	$39,437	$48,208
Net income available to Easterly Government Properties, Inc.	$1,519	$1,440	$2,155	$590
Net income available to Easterly Government Properties, Inc. per share (basic)	$0.03	$0.02	$0.03	$0.01
Net income available to Easterly Government Properties, Inc. per share (diluted)	$0.03	$0.02	$0.03	$0.01

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2019

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Original Construction Date(s) (Unaudited)	Date Acquired
Aberdeen, MS	C/O	$—	$1,147	$14,044	$109	$1,147	$14,153	$15,300	$1,678	2005	6/17/2015
Alameda, CA	L	—	5,438	4,312	70,290	5,438	74,602	80,040	642	2019	8/1/2016
Albany, NY	O	—	1,801	11,544	241	1,801	11,785	13,586	1,466	2004	2/11/2015
Albany, NY	O	—	1,412	17,128	476	1,412	17,604	19,016	1,395	1998	11/22/2016
Albuquerque, NM	O	—	3,062	28,201	126	3,062	28,327	31,389	3,486	2011	2/17/2016
Albuquerque, NM	O	—	2,905	23,804	691	2,905	24,495	27,400	3,641	2006	2/11/2015
Albuquerque, NM	O	16,650	2,345	28,611	126	2,345	28,737	31,082	4,848	2011	2/11/2015
Arlington, VA	O	—	14,350	44,442	1,270	14,350	45,712	60,062	8,530	2009	2/11/2015
Bakersfield, CA	O	—	438	2,253	25	438	2,278	2,716	83	2000	10/16/2018
Baton Rouge, LA	OC	—	344	5,241	23	344	5,264	5,608	159	2004	10/16/2018
Birmingham, AL	O	—	408	10,853	88	408	10,941	11,349	1,187	2005	7/1/2016
Birmingham, AL	O	—	755	22,537	223	755	22,760	23,515	2,264	2005	7/1/2016
Birmingham, AL	O	—	1,410	17,276	16	1,410	17,292	18,702	649	2014	11/9/2018
Buffalo, NY	O	—	246	80,913	561	246	81,474	81,720	4,700	2004	9/13/2018
Charleston, SC	C/O	—	1,325	21,189	62	1,325	21,251	22,576	642	1999	10/16/2018
Charleston, WV	O	—	551	13,732	157	551	13,889	14,440	684	1959 / 2000	9/13/2018
Clarksburg, WV	O	—	108	13,421	288	108	13,709	13,817	447	1999	9/13/2018
College Park, MD	L	—	4,927	28,037	46	4,927	28,083	33,010	710	2004	1/31/2019
Dallas, TX	O	—	1,005	14,546	229	1,005	14,775	15,780	2,345	2001	2/11/2015
Dallas, TX	L	—	2,753	23,848	305	2,753	24,153	26,906	2,465	2001	12/1/2015
Dallas, TX	O	—	740	8,191	77	740	8,268	9,008	340	2005	9/13/2018
Del Rio, TX	C/O	—	210	30,676	851	210	31,527	31,737	4,480	1992 / 2004	2/11/2015
Des Plaines, IL	O	—	1,742	9,325	202	1,742	9,527	11,269	453	1971 / 1999	9/13/2018
El Centro, CA	C/O	—	1,084	20,765	999	1,084	21,764	22,848	3,190	2004	2/11/2015
Fresno, CA	O	—	1,499	68,309	404	1,499	68,713	70,212	9,282	2003	2/11/2015
Golden, CO	O/W	9,167	4,080	8,933	138	4,080	9,071	13,151	548	1996 / 2011	5/24/2018
Jacksonville, FL	O	9,093	2,532	16,621	20	2,532	16,641	19,173	2,773	2010	2/11/2015
Kansas City, KS	L	—	828	33,035	539	828	33,574	34,402	3,183	2003	7/1/2016
Lakewood, CO	O	—	1,377	18,204	785	1,377	18,989	20,366	2,362	1999	4/1/2015
Lakewood, CO	O	—	1,521	32,865	303	1,521	33,168	34,689	5,116	2004	2/11/2015
Lenexa, KS	O	—	4,367	42,692	—	4,367	42,692	47,059	549	2007 / 2012	8/22/2019
Lincoln, NE	O	—	2,310	26,328	931	2,310	27,259	29,569	3,968	2005	11/12/2015
Little Rock, AR	O	—	2,278	19,318	322	2,278	19,640	21,918	3,013	2001	2/11/2015
Loma Linda, CA	OC	125,921	12,476	177,357	47	12,476	177,404	189,880	11,460	2016	6/1/2017
Lubbock, TX	W/D	—	541	972	—	541	972	1,513	162	2013	2/11/2015
Martinsburg, WV	O	—	1,700	13,294	82	1,700	13,376	15,076	1,940	2007	2/11/2015
Midland, GA	W/M	—	1,715	1,650	—	1,715	1,650	3,365	316	2014	2/11/2015
Mission Viejo, CA	O	—	1,454	1,690	129	1,454	1,819	3,273	384	2005	2/11/2015
New Orleans, LA	O	—	664	24,471	28	664	24,499	25,163	395	1999 / 2006	5/9/2019
North Charleston, SC	O	17,647	963	34,987	409	963	35,396	36,359	4,822	1994 / 2012	2/11/2015

S-1

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2019

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Original Construction Date(s) (Unaudited)	Date Acquired
Northeast	OC	—	3,098	23,613	—	3,098	23,613	26,711	66	2019	11/21/2019
Omaha, NE	O	—	4,635	41,319	1,051	4,635	42,370	47,005	6,956	2009	2/11/2015
Omaha, NE	O	—	1,517	14,156	239	1,517	14,395	15,912	1,631	2004	5/19/2016
Parkersburg. WV	O	—	365	52,200	260	365	52,460	52,825	2,144	2004 / 2006	9/13/2018
Pittsburgh, PA	O	—	384	24,877	287	384	25,164	25,548	828	2001	9/13/2018
Pittsburgh, PA	O	—	200	5,339	55	200	5,394	5,594	199	2004	9/13/2018
Pleasanton, CA	L	15,638	5,765	20,859	98	5,765	20,957	26,722	2,199	2015	10/21/2015
Portland, OR	O	—	4,913	75,794	137	4,913	75,931	80,844	2,050	2002	1/31/2019
Richmond, VA	O	—	3,041	23,931	226	3,041	24,157	27,198	3,079	2001	12/7/2015
Riverside, CA	O	—	1,983	6,755	125	1,983	6,880	8,863	1,114	1997	2/11/2015
Sacramento, CA	O	—	1,434	9,369	188	1,434	9,557	10,991	1,424	2002	2/11/2015
Salt Lake City, UT	O	—	2,049	79,955	331	2,049	80,286	82,335	5,172	2012	9/28/2017
San Antonio, TX	O	—	3,745	49,153	1,400	3,745	50,553	54,298	7,479	2007	2/11/2015
San Diego, CA	O	—	1,389	7,358	56	1,389	7,414	8,803	1,126	1997	2/11/2015
San Diego, CA	W	—	3,060	510	909	3,060	1,419	4,479	231	1999	2/11/2015
San Diego, CA	O	—	2,252	12,280	301	2,252	12,581	14,833	1,694	2001	9/11/2015
San Diego, CA	O	—	773	2,481	98	773	2,579	3,352	330	2003	2/11/2015
San Jose, CA	OC	—	10,419	52,750	6	10,419	52,756	63,175	1,942	2018	7/11/2018
Sandy, UT	L	—	2,361	31,574	70	2,361	31,644	34,005	2,628	2003	2/3/2017
Santa Ana, CA	O	—	6,413	8,635	481	6,413	9,116	15,529	1,397	2004	2/11/2015
Savannah, GA	L	12,196	3,220	10,687	168	3,220	10,855	14,075	1,508	2013	2/11/2015
South Bend, IN	C/O	—	514	6,590	159	514	6,749	7,263	567	1996 / 2011	12/23/2016
South Bend, IN	OC	—	3,954	38,503	20	3,954	38,523	42,477	2,047	2017	11/16/2017
Sterling, VA	L	—	2,556	21,817	24	2,556	21,841	24,397	502	2001	1/31/2019
Suffolk, VA	O	—	7,141	61,577	699	7,141	62,276	69,417	1,003	1993 / 2004	5/8/2019
Sunburst, MT	O	—	2,192	9,423	381	2,192	9,804	11,996	1,380	2008	2/11/2015
Tracy, CA	W	—	2,678	548	29,591	2,678	30,139	32,817	935	2018	10/4/2017
Tustin, CA	O	—	8,532	24,279	12	8,532	24,291	32,823	150	1979 / 2019	10/22/2019
Upper Marlboro, MD	L	—	5,054	18,301	129	5,054	18,430	23,484	521	2002	11/15/2018
Vista, CA	L	—	3,998	24,053	432	3,998	24,485	28,483	3,010	2002	2/11/2015
Various	Various	—	2,722	19,140	38,635	2,722	57,775	60,497	—	N/A	Various
		$206,312	$193,168	$1,793,441	$158,186	$193,168	$1,951,627	$2,144,795	$156,069

(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	Includes the unamortized balance of the fair value adjustments.
(3)	Excludes value of real estate intangibles.
(4)

Depreciation of real estate property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 40 years or to the term of the underlying lease.

The aggregate cost and accumulated depreciation for tax purposes was approximately $2,096.5 million and $219.4 million, respectively.

S-2

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2019

(Amounts in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2016	941,228	40,162
Additions	368,918	29,001
Dispositions	(11,594)	(773)
Balance at December 31, 2017	1,298,552	68,390
Additions	433,894	37,439
Balance at December 31, 2018	1,732,446	105,829
Additions	426,516	51,132
Dispositions	(14,167)	(892)
Balance at December 31, 2019	2,144,795	156,069

S-3