Form 10-Q
period 2020-03-31
Easterly Government Properties, Inc.
filed 2020-05-05
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

   As of April 30, 2020, the registrant had 75,116,657 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	March 31, 2020	December 31, 2019
Assets
Real estate properties, net	$2,040,468	$1,988,726
Cash and cash equivalents	14,519	12,012
Restricted cash	4,088	3,537
Deposits on acquisitions	1,800	1,800
Rents receivable	27,219	27,788
Accounts receivable	14,750	15,820
Deferred financing, net	1,571	1,749
Intangible assets, net	171,883	168,625
Interest rate swaps	—	541
Prepaid expenses and other assets	31,027	13,991
Total assets	$2,307,325	$2,234,589
Liabilities
Revolving credit facility	36,000	—
Term loan facilities, net	248,693	248,602
Notes payable, net	446,987	446,927
Mortgage notes payable, net	205,471	206,312
Intangible liabilities, net	31,219	24,578
Deferred revenue	74,608	54,659
Interest rate swaps	15,142	5,837
Accounts payable, accrued expenses and other liabilities	52,003	47,833
Total liabilities	1,110,123	1,034,748

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 75,077,197 and 74,832,292 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	751	748
Additional paid-in capital	1,270,758	1,257,319
Retained earnings	21,701	20,004
Cumulative dividends	(230,276)	(210,760)
Accumulated other comprehensive loss	(13,276)	(4,690)
Total stockholders’ equity	1,049,658	1,062,621
Non-controlling interest in Operating Partnership	147,544	137,220
Total equity	1,197,202	1,199,841
Total liabilities and equity	$2,307,325	$2,234,589

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended March 31,
	2020	2019
Revenues
Rental income	$56,583	$48,488
Tenant reimbursements	1,152	1,584
Other income	483	535
Total revenues	58,218	50,607
Expenses
Property operating	11,258	9,963
Real estate taxes	6,562	5,755
Depreciation and amortization	23,556	22,451
Acquisition costs	538	470
Corporate general and administrative	5,483	4,317
Total expenses	47,397	42,956
Other expense
Interest expense, net	(8,903)	(8,132)
Net income (loss)	1,918	(481)
Non-controlling interest in Operating Partnership	(221)	65
Net income (loss) available to Easterly Government Properties, Inc.	$1,697	$(416)
Net income (loss) available to Easterly Government Properties, Inc. per share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)
Weighted-average common shares outstanding
Basic	74,892,711	61,225,926
Diluted	75,616,233	61,225,926
Dividends declared per common share	$0.26	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2020	2019
Net income (loss)	$1,918	$(481)
Other comprehensive loss:
Unrealized loss on interest rate swaps, net	(9,846)	(3,017)
Other comprehensive loss	(9,846)	(3,017)
Comprehensive loss	(7,928)	(3,498)
Non-controlling interest in Operating Partnership	(221)	65
Other comprehensive income attributable to non-controlling interest	1,260	386
Comprehensive loss attributable to Easterly Government Properties, Inc.	$(6,889)	$(3,047)

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$1,918	$(481)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	23,556	22,451
Straight line rent	(709)	(974)
Amortization of above- / below-market leases	(1,521)	(1,729)
Amortization of unearned revenue	(697)	(67)
Amortization of loan premium / discount	(20)	(20)
Amortization of deferred financing costs	378	342
Amortization of lease inducements	207	—
Non-cash compensation	1,000	734
Net change in:
Rents receivable	1,252	(1,361)
Accounts receivable	1,069	(1,960)
Prepaid expenses and other assets	(17,336)	(4,443)
Deferred revenue associated with operating leases	20,646	6
Accounts payable, accrued expenses and other liabilities	8,802	1,478
Net cash provided by operating activities	38,545	13,976
Cash flows from investing activities
Real estate acquisitions and deposits	(30,305)	(148,251)
Additions to operating properties	(4,570)	(895)
Additions to development properties	(18,417)	(18,808)
Net cash used in investing activities	(53,292)	(167,954)
Cash flows from financing activities
Issuance of common shares	4,883	131,171
Credit facility draws	56,500	178,750
Credit facility repayments	(20,500)	(129,000)
Repayments of mortgage notes payable	(870)	(836)
Dividends and distributions paid	(22,086)	(18,433)
Payment of offering costs	(122)	(5,454)
Net cash provided by financing activities	17,805	156,198
Net increase in Cash and cash equivalents and Restricted cash	3,058	2,220
Cash and cash equivalents and Restricted cash, beginning of period	15,549	11,105
Cash and cash equivalents and Restricted cash, end of period	$18,607	$13,325

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the three months ended March 31,
	2020	2019
Cash paid for interest, net of capitalized interest	$9,358	$6,083
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$1,784	$505
Additions to development properties accrued, not paid	8,411	10,862
Offering costs accrued, not paid	1	2
Deferred asset acquisition costs accrued, not paid	151	70
Unrealized loss on interest rate swaps, net	(9,846)	(3,017)
Properties acquired for Common Units	21,550	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(597)	$(493)
Common stock	1	—
Additional paid-in capital	596	493
Total	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements (unaudited)

1. Organization and Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2019, and related notes thereto, included in the Annual Report on Form 10-K of Easterly Government Properties, Inc. (the “Company”) for the year ended  December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2020.

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

We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of March 31, 2020, we wholly owned 72 operating properties in the United States that were 100% leased, including 70 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 6.8 million square feet in the aggregate. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.2 million square feet upon completion. For purposes of calculating our percent leased, 15,215 square feet at DHA – Aurora were excluded from total rentable square feet as the Company attributed no value to this space at acquisition.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. The Company is the sole general partner of the Operating Partnership. The Company owned approximately 87.7% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at March 31, 2020. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2020, and the consolidated results of operations for the three months ended March 31, 2020 and 2019 and the consolidated cash flows for the three months ended March 31, 2020 and 2019. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the impact of extraordinary events such as the novel coronavirus (COVID-19) pandemic, the results of which form the basis for making judgements about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2. Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  The purpose of this updated guidance is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  In November 2018, the Financial Accounting Standards Board issued ASU 2018-19, Codification Improvements to (Topic 326), Financial Instruments – Credit Losses.  ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Accounting Standards Codification (“ASC”) 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Costs,” which addresses financial assets measured at amortized cost basis, including net investments in leases arising from sales-type and direct financing leases.  Impairment of receivables arising from operating leases should be accounted for in accordance with ASC Topic 842, Leases (“ASC 842”).  The Company adopted ASU 2016-13 using the modified retrospective method and the adoption did not have a material impact on our consolidated financial statements.

On January 1, 2020, the Company adopted ASU 2020-04 (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”).  ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur.  Unlike most other ASU’s, the guidance in ASU 2020-04 will generally no longer be available to apply after December 31, 2022.  As of January 1, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives.  Application of these expedients was applied prospectively and preserves the presentation of the Company’s derivatives consistent with past presentation, therefore, the adoption did not have a material impact on our consolidated financial statements.

3. Real Estate and Intangibles

Acquisitions

During the three months ended March 31, 2020, we acquired two operating properties in asset acquisitions, consisting of DHA – Aurora and FBI / DEA – El Paso for an aggregate purchase price of $51.6 million. We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$4,215
Building	38,705
Acquired tenant improvements	4,394
Total real estate	47,314
Intangible assets
In-place leases	4,384
Acquired leasing commissions	2,138
Above-market leases	6,553
Total intangible assets	13,075
Intangible liabilities
Below-market leases	(8,491)
Total intangible liabilities	(8,491)
Accounts payable, accrued expenses and other liabilities
Contingent consideration	(336)
Purchase price	$51,562

We did not assume any debt upon acquisition of these properties. The intangible assets and liabilities of operating properties acquired during the three months ended March 31, 2020 have a weighted average amortization period of 8.93 years as of March 31, 2020. During the three months ended March 31, 2020, we included $0.6 million of revenues and $0.1 million of net income in our Consolidated Statements of Operations related to the operating properties acquired.

During the three months ended March 31, 2020, we incurred $0.5 million of acquisition-related expenses mainly consisting of internal costs associated with property acquisitions.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of March 31, 2020 (amounts in thousands):

Total
Real estate properties, net
Land	$197,383
Building and improvements	1,868,593
Acquired tenant improvements	73,248
Construction in progress	71,329
Accumulated depreciation	(170,085)
Total Real estate properties, net	2,040,468
Intangible assets, net
In-place leases	244,607
Acquired leasing commissions	54,825
Above market leases	17,607
Accumulated amortization	(145,156)
Total Intangible assets, net	171,883
Intangible liabilities, net
Below market leases	(73,950)
Accumulated amortization	42,731
Total Intangible liabilities, net	$(31,219)

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of March 31, 2020 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2020	$1,439	$(5,813)
2021	1,514	(5,832)
2022	1,424	(4,223)
2023	1,400	(4,024)
2024	1,314	(2,877)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Debt

At March 31, 2020, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2020	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$36,000	L + 130bps	June 2022 (3)
Total revolving credit facility	36,000

Term loan facilities:
2016 term loan facility	100,000	2.67% (4)	March 2024
2018 term loan facility	150,000	3.96% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,307)
Total term loan facilities, net	248,693

Senior unsecured notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
Total notes payable	450,000
Less: Total unamortized deferred financing fees	(3,013)
Total notes payable, net	446,987

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (6)	October 2023
VA – Golden	9,137	5.00% (6)	April 2024
MEPCOM – Jacksonville	8,703	4.41% (6)	October 2025
USFS II – Albuquerque	16,171	4.46% (6)	July 2026
ICE – Charleston	17,107	4.21% (6)	January 2027
VA – Loma Linda	127,500	3.59% (6)	July 2027
CBP – Savannah	12,566	3.40% (6)	July 2033
Total mortgage notes payable	206,884
Less: Total unamortized deferred financing fees	(1,592)
Less: Total unamortized premium/discount	179
Total mortgage notes payable, net	205,471

Total debt	$937,151
(1)

At March 31, 2020, the one-month LIBOR (“L”) was 0.99%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of the $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), the $150.0 million senior unsecured term loan facility (our “2018 term loan facility”) and the $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $414.0 million at March 31, 2020 pursuant to a credit agreement that has an accordion feature that permits us to request additional lender commitments for an additional capacity of up to $250.0 million, subject to the satisfaction of customary terms and conditions.

(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.67% annually, based on the Company’s consolidated leverage ratio, as defined in our 2016 term loan facility agreement.

(5)

Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 3.96% annually, based on the Company’s consolidated leverage ratio, as defined in our 2018 term loan facility agreement.

(6)

Effective interest rates are as follows: DEA – Pleasanton 1.80%, VA – Golden 5.03%, MEPCOM – Jacksonville 3.89%, USFS II Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.

Financial Covenant Considerations

As of March 31, 2020, we were in compliance with all financial and other covenants related to our revolving credit facility, 2016 term loan facility, 2018 term loan facility, senior unsecured notes payable and mortgage notes payable.

Fair Value of Debt

As of March 31, 2020, the carrying value of our revolving credit facility approximated fair value. In determining the fair value, we considered the short term maturity, variable interest rate and credit spreads. We deem the fair value of our revolving credit facility as a Level 3 measurement.

As of March 31, 2020, the carrying value of our 2016 term loan facility approximated fair value. In determining the fair value, we considered the variable interest rate and credit spreads. We deem the fair value of our 2016 term loan facility as a Level 3 measurement.

As of March 31, 2020, the carrying value of our 2018 term loan facility approximated fair value. In determining the fair value, we considered the variable interest rate and credit spreads. We deem the fair value of our 2018 term loan facility as a Level 3 measurement.

As of March 31, 2020, the fair value of our senior unsecured notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our senior unsecured notes payable instruments as a Level 3 measurement. At March 31, 2020, the fair value of our senior unsecured notes payable was $456.5 million.

As of March 31, 2020, the fair value of our mortgage notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage notes payable instruments as a Level 3 measurement. At March 31, 2020, the fair value of our mortgage notes payable was $225.9 million.

5. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of March 31, 2020 (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	1.41%	One-Month LIBOR	March 29, 2017	September 29, 2023	$(3,734)
$150,000	2.71%	One-Month LIBOR	December 13, 2018	June 19, 2023	$(11,408)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet (amounts in thousands):

Balance Sheet Line Item	As of March 31, 2020
Interest rate swaps - Asset	$—
Interest rate swaps - Liability	$(15,142)

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s variable rate debt.

Amounts reported in Accumulated other comprehensive income (loss) related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate debt. The Company estimates that $4.7 million will be reclassified from Accumulated other comprehensive income (loss) as an increase to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (amounts in thousands):

	For the three months ended March 31,
	2020	2019
Unrealized loss recognized in AOCI	$(10,241)	$(2,825)
Gain (loss) reclassified from AOCI into interest expense	(395)	192

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.  As of March 31, 2020, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $15.7 million. As of March 31, 2020, the Company had not breached the provisions of these agreements and has not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $15.7 million.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates.   While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2020 were classified as Level 2 of the fair value hierarchy.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of March 31, 2020
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$—	$—
Interest rate swaps - Liability	$—	$(15,142)	$—

7. Equity

The following table summarizes the changes in the Company’s stockholders’ equity for the three months ended March 31, 2020 and 2019 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended March 31, 2020
Balance at December 31, 2019	74,832,292	$748	$1,257,319	$20,004	$(210,760)	$(4,690)	$137,220	$1,199,841
Stock based compensation	—	—	224	—	—	—	776	1,000
Dividends and distributions paid ($0.26 per share)	—	—	—	—	(19,516)	—	(2,570)	(22,086)
Grant of unvested restricted stock	2,905	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	42,000	1	596	—	—	—	(597)	—
Issuance of common stock	200,000	2	4,823	—	—	—	—	4,825
Contribution of Property for common units	—	—	—	—	—	—	21,550	21,550
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(8,586)	(1,260)	(9,846)
Net income	—	—	—	1,697	—	—	221	1,918
Allocation of non-controlling interest in Operating Partnership	—	—	7,796	—	—	—	(7,796)	—
Balance at March 31, 2020	75,077,197	$751	$1,270,758	$21,701	$(230,276)	$(13,276)	$147,544	$1,197,202
Three months ended March 31, 2019
Balance at December 31, 2018	60,849,206	$608	$1,017,415	$12,831	$(139,103)	$2,412	$131,090	$1,025,253
Cumulative effect adjustment related to adoption of Leases (Topic 842)	—	—	—	(34)	—	—	—	(34)
Stock based compensation	—	—	183	—	—	—	551	734
Dividends and distributions paid ($0.26 per share)	—	—	—	—	(15,841)	—	(2,592)	(18,433)
Grant of unvested restricted stock	57,121	1	(1)	—	—	—	—	—
Redemption of common units for shares of common stock	33,125	—	493	—	—	—	(493)	—
Issuance of common stock	7,066,455	71	125,653	—	—	—	—	125,724
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(2,631)	(386)	(3,017)
Net loss	—	—	—	(416)	—	—	(65)	(481)
Allocation of non-controlling interest in Operating Partnership	—	—	(15,805)	—	—	—	15,805	—
Balance at March 31, 2019	68,005,907	$680	$1,127,938	$12,381	$(154,944)	$(219)	$143,910	$1,129,746

On January 3, 2020, the Company granted an aggregate of 146,199 performance-based long-term incentive plan units in the Operating Partnership (“LTIP units”) to members of management pursuant to the Easterly Government Properties, Inc. 2015 Equity Incentive Plan, as amended (the “2015 Equity Incentive Plan”), consisting of (i) 81,693 LTIP units that are subject to the Company achieving certain total shareholder return performance thresholds (on both an absolute and a relative basis) and (ii) 64,506 LTIP units that are subject to the Company achieving certain operational performance hurdles, in each case through a performance period ending on December 31, 2022. Fifty percent of the LTIP units that are subject to the Company’s total shareholder return performance will vest when earned following the end of the performance period and 50% of the earned award will vest on January 2, 2024, subject to the grantee’s continued employment and the other terms of the awards. All of the LTIP units subject to the Company’s operational performance will vest when earned. On January 3, 2020, the Company also granted an aggregate of 89,242 service-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan, which will vest on December 31, 2022, subject to the grantee’s continued employment and the other terms of the awards.

On March 23, 2020, the Company issued an aggregate of 2,905 shares of restricted common stock to certain employees pursuant to the 2015 Equity Incentive Plan. The shares of restricted common stock will vest upon the second anniversary of the grant date so long as the grantee remains an employee of the Company on such date.

A summary of the Company’s shares of restricted common stock and LTIP unit awards at March 31, 2020 is as follows:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share	LTIP Units (1)	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2019	92,197	$17.55	284,471	$18.66
Granted	2,905	23.06	235,441	21.17
Vested	—	—	(27,732)	18.34
Forfeited	—	—	—	—
Outstanding, March 31, 2020	95,102	$17.72	492,180	$19.88
(1)	Reflects the number of LTIP units issued to the grantee on the grant date, which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.

The Company recognized $1.0 million in compensation expense related to its shares of restricted common stock and the LTIP unit awards for the three months ended March 31, 2020. As of March 31, 2020, unrecognized compensation expense for both sets of awards was $7.7 million, which will be amortized over the applicable vesting period.

A summary of dividends declared by the Company’s board of directors per share of common stock and per common unit at the date of record is as follows:
Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2020	April 29, 2020	May 14, 2020	June 25, 2020	$0.26
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

ATM Programs

On March 4, 2019, the Company entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (collectively, the “Sales Agents”) pursuant to which it may issue and sell shares of its common stock having an aggregate offering price of up to $200.0 million from time to time (the “March 2019 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).  Under the March 2019 ATM Program, the Company may also enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of Citibank, N.A., Bank of Montreal, Jefferies

LLC, Raymond James & Associates, Inc., Royal Bank of Canada and Wells Fargo Bank, National Association (collectively, the “Forward Counterparties”) for the sale of shares of its common stock on a forward basis.

On December 20, 2019, the Company entered into separate new equity distribution agreements with each of the Sales Agents pursuant to which it may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million from time to time (the “December 2019 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.  Under the December 2019 ATM Program, the Company may also enter into one or more forward transactions under separate master forward sale confirmations and related supplemental confirmations with each of the Forward Counterparties for the sale of shares of its common stock on a forward basis. No sales of shares of the Company’s common stock were made under the December 2019 ATM Program during the three months ended March 31, 2020.

The following table sets forth certain information with respect to sales made under the March 2019 ATM Program as of March 31, 2020 (amounts in thousands except share amounts):

	March 2019 ATM Program
For the Three Months Ended:	Number of Shares Sold(1)	Net Proceeds(1)
March 31, 2020	200,000	$4,835
(1)

As of March 31, 2020, the Company had entered into forward sales transactions under the March 2019 ATM Program for the sale of an additional 3,402,100 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, the Company expects to physically settle the forward sales transactions by certain dates between November 2020 and March 2021. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $22.91 per share, the Company expects to receive net proceeds of approximately $78.0 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. The Company accounted for the forward sale agreements as equity.

The Company used the net proceeds received from such sales for general corporate purposes. As of March 31, 2020, the Company had approximately $99.0 million and $300.0 million of gross sales of its common stock available under the March 2019 ATM Program and the December 2019 ATM Program, respectively.

Contribution of Property for Common Units

On March 26, 2020, the Company acquired FBI / DEA – El Paso for which it paid, as partial consideration, 870,730 common units. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act. In connection with this acquisition, the Company entered into a tax protection agreement, under which it agreed to indemnify the contributors for any taxes incurred as a result of a taxable sale of such property for a period of four years. The Company also agreed in the tax protection agreement with the contributors to use the “traditional method” of making allocations under Section 704(c) of the Code for the four-year period.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three months ended March 31, 2020 and 2019 (amounts in thousands, except per share amounts):

	For the three months ended March 31,
	2020	2019
Numerator
Net income (loss)	$1,918	$(481)
Less: Non-controlling interest in Operating Partnership	(221)	65
Net income (loss) available to Easterly Government Properties, Inc.	1,697	(416)
Less: Dividends on participating securities	(57)	(28)
Net income (loss) available to common stockholders	$1,640	$(444)
Denominator for basic EPS	74,892,711	61,225,926
Dilutive effect of share-based compensation awards (1)	58,048	—
Dilutive effect of LTIP units (2)	471,346	—
Dilutive effect of shares issuable under forward sales agreements (3)	194,128	—
Denominator for diluted EPS	75,616,233	61,225,926
Basic EPS	$0.02	$(0.01)
Diluted EPS	$0.02	$(0.01)
(1)

During the three months ended March 31, 2019, there were approximately 78,449 unvested shares of restricted common stock that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

(2)

During the three months ended March 31, 2020 and 2019, there were approximately 43,424 and 284,471 unvested performance-based LTIP units, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

(3)

During the three months ended March 31, 2020 and 2019, there were approximately 523,397 and 300,000 shares of underlying unsettled forward sales transactions, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

9. Leases

Lessor

The Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 15.1 years as of March 31, 2020), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

On January 15, 2020, in connection with the FDA-Lenexa development project, the U.S. Government paid a $20.5 million lump sum reimbursement to the Company which was a progress payment for landlord improvements in excess of the U.S. Government’s tenant improvement allowance. The Company recorded the payment as Deferred revenue on the Consolidated Balance Sheet and will begin amortizing the amount over the life of the lease through Rental income upon lease commencement.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of March 31, 2020 (amounts in thousands):

	Payments due by period
	Total	2020	2021	2022	2023	2024	Thereafter
Fixed lease payments	$1,517,197	138,823	163,340	146,119	136,885	124,139	807,891

Lessee

In October 2015, we entered into a sublease agreement for office space in Washington, D.C. with a commencement date of March 2016 and an expiration date of June 2021. We also lease office space in San Diego, CA under an operating lease that commenced in February 2015 and expires in April 2022.

Neither of the leases contain extension options, however they do include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. The Company has elected not to separate lease and nonlease components for both corporate office leases.

As of March 31, 2020, the unamortized balance associated with the Company’s right-of-use operating lease asset and operating lease liability for the Company’s two office leases was $0.7 million. The Company used its incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for the Company’s operating leases for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Operating leases costs	$115	$116

In addition, the maturity of fixed lease payments under the Company’s corporate office leases as of March 31, 2020 is summarized in the table below (amounts in thousands):

	Payments due by period
	Total	2020	2021	2022	2023	2024	Thereafter
Fixed lease payments	$792	375	352	65	—	—	—

10. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	For the three months ended March 31,
Tenant	2020	2019
Department of Veteran Affairs (“VA”)	$661	$450
Federal Bureau of Investigation (“FBI”)	534	1,119
Military Entrance Processing Command (“MEPCOM”)	21	—
Immigration and Customs Enforcement (“ICE”)	20	—
Social Security Administration (“SSA”)	19	1
Bureau of the Fiscal Service (“BFS”)	6	—
Internal Revenue Service (“IRS”)	3	6
The Judiciary of the U.S. Government (“JUD”)	1	4
Food and Drug Administration (“FDA”)	—	77
U.S. Citizenship and Immigration Services (“USCIS”)	—	14
Drug Enforcement Administration (“DEA”)	—	127
U.S. Forest Service (“USFS”)	—	16
	$1,265	$1,814

The balance in Accounts receivable related to tenant construction projects and the associated project management income was $3.0 million as of March 31, 2020 and $4.3 million as of December 31, 2019.

The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant.  There were no projects ongoing as of March 31, 2020 with a duration of greater than one year.

During the three months ended March 31, 2020 and 2019, the Company also recognized $0.3 million and $0.2 million, respectively, in parking garage income generated from the operations of parking garages situated on the Various GSA - Buffalo property acquired in the third quarter of 2018 and on the Various GSA - Portland property acquired in the first quarter of 2019. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied. The balance in Accounts receivable related to parking garage income was $0.1 million as of both March 31, 2020 and December 31, 2019.

Additionally, the Company also earns credits on its utility bills at certain properties for the use of energy efficient building materials, which also fall within the scope of ASC 606. The pattern of recognition for the credits is in line with the recognition of the associated utility expense. The Company recognized less than $0.1 million in energy credit income during both the three months ended March 31, 2020 and 2019.

There were no contract assets or liabilities as of March 31, 2020.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or nongovernmental tenants. At March 31, 2020, the U.S. Government accounted for approximately 98.3% of rental income and non-governmental tenants accounted for the remaining approximately 1.7%.

Eighteen of our 72 operating properties are located in California, accounting for approximately 19.7% of our total rentable square feet and approximately 26.3% of our total annualized lease income as of March 31, 2020. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

12. Subsequent Events

For its consolidated financial statements as of March 31, 2020, the Company evaluated subsequent events and noted the following significant events.

On April 3, 2020, the Company acquired a 79,212 square foot Department of Veteran Affairs outpatient facility in Mobile, Alabama. The building is a build-to-suit clinic completed in 2018. The facility is 100% leased to the GSA pursuant to a 15-year non-cancelable lease which expires in December 2033.

Subsequent to March 31, 2020, the Company entered into forward sales transactions under the March 2019 ATM Program and the December 2019 ATM Program for the sale of an additional 3,287,624 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, the Company expects to physically settle the forward sales transactions no later than April 2021. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $26.78 per share, the Company expects to receive net proceeds of approximately $88.0 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction.

On April 30, 2020, the Company acquired a 51,647 square foot Department of Veteran Affairs outpatient facility in Chico, California. The building was originally constructed in 2019. The facility is 100% leased to the GSA pursuant to a 15-year non-cancelable lease which expires in June 2034.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

the factors included under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the factors included under the heading “Risk Factors” in the Company’s other public filings;

•

risks associated with our dependence on the U.S. Government and its agencies for substantially all of our revenues, including credit risk and risk that the U.S. Government reduces its spending on real estate or that it changes its preference away from leased properties;

•	risks associated with ownership and development of real estate;
•	the risk of decreased rental rates or increased vacancy rates;
•	loss of key personnel;
•	the adverse impact of the novel coronavirus (COVID-19) on the U.S., regional and global economies and the financial condition and results of operations of the Company;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	the risk we may lose one or more major tenants;
•	difficulties in completing and successfully integrating acquisitions;
•	failure of acquisitions or development projects to occur at anticipated levels or yield anticipated results;
•	risks associated with actual or threatened terrorist attacks;
•	intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;
•	insufficient amounts of insurance or exposure to events that are either uninsured or underinsured;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	exposure to liability relating to environmental and health and safety matters;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments and the nature of our assets;
•	exposure to litigation or other claims;
•	risks associated with breaches of our data security;
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

For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as may be supplemented or amended from time to time.

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

We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of March 31, 2020, we wholly owned 72 operating properties in the United States that were 100% leased, including 70 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 6.8 million square feet in the aggregate. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.2 million square feet upon completion. For purposes of calculating our percent leased, 15,215 square feet at DHA – Aurora were excluded from total rentable square feet as the Company attributed no value to this space at acquisition.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. The Company is the sole general partner of the Operating Partnership and owned approximately 87.7% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of March 31, 2020. We have elected to be taxed as a REIT and we believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization, or WHO, declared the novel coronavirus, or COVID-19, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The U.S. federal government subsequently issued initial 15-day social distancing guidelines issued through April 30, 2020 as a measure to reduce the escalation of the spread of COVID-19 in the United States. More than 40 states and certain U.S. territories, including the District of Columbia, followed suit with orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. As a result, the COVID-19 pandemic has caused significant disruptions to the United States, regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business.  We are following guidelines established by the Centers for Disease Control and WHO and orders issued by the state and local governments where we operate. In addition, we have taken a number of precautionary steps to safeguard our business and our employees from COVID-19, including, but not limited to, implementing non-essential travel restrictions and facilitating telecommuting arrangements for our employees. We have taken these precautionary steps while maintaining business continuity so that we can continue to deliver service to and meet the demands of our tenants, including our U.S. Government tenant agencies. Since March 13, 2020, nearly all of our employees have been working remotely, with only certain operationally critical employees working on site.

The operations of many of our U.S. Government tenant agencies are deemed essential and we are working closely with our tenants to follow directions from the various federal government tenant agencies with respect to building operations within our portfolio, and have issued guidance for our vendors and building engineers grounded in applicable federal, state and local guidelines. Whenever we learn of a confirmed case involving an individual known to have been in one of our buildings, we immediately take additional steps in collaboration with our tenants and vendors to disinfect and sanitize the affected spaces and all common areas in the building.

To date, the impact of the COVID-19 pandemic on our business and financial condition has not been significant.  Substantially all of our revenue continues to be generated through the receipt of rental payments from U.S. Government tenant agencies, which accounted for 98.3% of our annualized lease income as of March 31, 2020. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Notwithstanding the recent volatility in the financial markets, we also believe that our capital structure will continue to provide us with the resources, financial flexibility and the capacity to support the continued growth of our business.  Since January 1, 2020, an aggregate of 4,011,021 shares of our common stock have been sold through our March 2019 ATM Program and December 2019 ATM Program (each as described below), including an aggregate of 3,287,624 shares sold on a forward basis subsequent to the quarter ended March 31, 2020. As of April 30, 2020, there are 6,689,724 shares underlying forward sale transactions that have not yet been settled. Subject to our right to elect net share settlement, the Company expects to physically settle the forward sales transactions between November 2020 and April 2021.  As of March 31, 2020, we also had $414.0 available under our $450.0 million senior unsecured revolving credit facility and none of our outstanding indebtedness is scheduled to mature until 2022.

The future impact of the COVID-19 pandemic on our operations and financial condition will, however, depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.   See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

2020 Activity

Acquisitions

On January 7, 2020, the Company acquired a 101,285 square foot Defense Health Agency (“DHA”) mission critical facility in Aurora, Colorado. The building was originally constructed in 1998 and renovated in 2018. The facility is 100% leased to the GSA for the beneficial use of the DHA with a lease expiration of April 2034, excluding 15,215 square feet of space to which the Company attributed no value at acquisition.

On March 26, 2020, the Company acquired a 203,269 square foot Federal Bureau of Investigation (“FBI”) and Drug Enforcement Administration (“DEA”) Federal Justice Center in El Paso, Texas. The three-building compound was constructed in stages between the years of 1998 and 2005. The field office is 100% leased to the GSA for the beneficial use of the FBI and DEA with lease expirations of July 2028.

On April 3, 2020, the Company acquired a 79,212 square foot Department of Veteran Affairs (“VA”) outpatient facility in Mobile, Alabama. The building is a build-to-suit clinic completed in 2018. The facility is 100% leased to the GSA pursuant to a 15-year non-cancelable lease which expires in December 2033.

On April 30, 2020, the Company acquired a 51,647 square foot VA outpatient facility in Chico, California. The building was originally constructed in 2019. The facility is 100% leased to the GSA pursuant to a 15-year non-cancelable lease which expires in June 2034.

Operating Properties

As of March 31, 2020, our 72 operating properties were 100% leased with a weighted average annualized lease income per leased square foot of $33.05 and a weighted average age, based on the date of when the property was renovated or built-to-suit, of approximately 13.1 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight-line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our operating properties as of March 31, 2020 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,278,982	7.4%	$49.69
Various GSA - Buffalo (3)	Buffalo, NY	O	2020 - 2025	267,766	8,517,219	3.9%	31.81
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,106,829	3.6%	20.08
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,816,845	3.1%	40.21
Various GSA - Portland (4)	Portland, OR	O	2020 - 2025	223,261	6,639,812	3.0%	30.04
IRS - Fresno	Fresno, CA	O	2033	180,481	6,596,324	3.0%	36.55
Various GSA - Chicago (5)	Des Plaines, IL	O	2020 / 2022	232,759	6,396,579	2.9%	28.53
VA - San Jose	San Jose, CA	OC	2038	90,085	5,819,082	2.6%	64.60
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,485,256	2.5%	32.35
FBI - San Antonio	San Antonio, TX	O	2021	148,584	5,176,951	2.3%	34.84
PTO - Arlington	Arlington, VA	O	2035	190,546	5,088,926	2.3%	26.71
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,607,609	2.1%	21.90
FDA - Alameda	Alameda, CA	L	2039	69,624	4,544,619	2.0%	65.27
FBI - Omaha	Omaha, NE	O	2024	112,196	4,423,905	2.0%	39.43
TREAS - Parkersburg	Parkersburg, WV	O	2021	182,500	4,416,549	2.0%	24.20
EPA - Kansas City	Kansas City, KS	L	2023	71,979	4,227,512	1.9%	58.73
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	4,112,283	1.8%	29.87
VA - South Bend	Mishawaka, IN	OC	2032	86,363	3,964,481	1.8%	45.90
ICE - Charleston (6)	North Charleston, SC	O	2021 / 2027	86,733	3,828,073	1.7%	44.14
FBI / DEA - El Paso	El Paso, TX	O	2028	203,269	3,749,781	1.7%	18.45
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,644,531	1.6%	26.47
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	3,621,776	1.6%	36.20
DOT - Lakewood	Lakewood, CO	O	2024	122,225	3,481,840	1.6%	28.49
FBI - Birmingham	Birmingham, AL	O	2020	96,278	3,200,326	1.4%	33.24
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,130,398	1.4%	46.85
OSHA - Sandy	Sandy, UT	L	2024	75,000	3,010,308	1.3%	40.14
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,006,955	1.3%	30.46
FDA - College Park	College Park, MD	L	2029	80,677	2,987,051	1.3%	37.02
USFS I - Albuquerque	Albuquerque, NM	O	2021	92,455	2,874,160	1.3%	31.09
SSA - Charleston	Charleston, WV	O	2024	110,000	2,844,447	1.3%	25.86
DEA - Vista	Vista, CA	L	2020	54,119	2,811,893	1.3%	51.96
FBI - Richmond	Richmond, VA	O	2041	96,607	2,773,104	1.2%	28.71
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,759,733	1.2%	38.81
JUD - Del Rio	Del Rio, TX	C/O	2024	89,880	2,708,959	1.2%	30.14
FBI - Albany	Albany, NY	O	2035	98,184	2,695,916	1.2%	27.46
VA - Northeast	Northeast	OC	2034	56,330	2,683,810	1.2%	47.64
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,682,381	1.2%	63.14
JUD - El Centro	El Centro, CA	C/O	2034	43,345	2,651,832	1.2%	61.18
DEA - Sterling	Sterling, VA	L	2020	49,692	2,464,387	1.1%	49.59
DEA - Dallas Lab	Dallas, TX	L	2021	49,723	2,442,882	1.1%	49.13
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,438,892	1.1%	29.15
DHA - Aurora (7)	Aurora, CO	O	2034	101,285	2,307,291	1.0%	22.78
DEA - Upper Marlboro	Upper Marlboro, MD	L	2022	50,978	2,289,287	1.0%	44.91
FBI - Little Rock	Little Rock, AR	O	2021	101,977	2,261,585	1.0%	22.18
MEPCOM - Jacksonville	Jacksonville, FL	O	2025	30,000	2,204,619	1.0%	73.49
CBP - Savannah	Savannah, GA	L	2033	35,000	2,148,957	1.0%	61.40
DOE - Lakewood	Lakewood, CO	O	2029	115,650	2,090,035	0.9%	18.07
DEA - Santa Ana	Santa Ana, CA	O	2024	39,905	1,875,724	0.8%	47.00
JUD - Charleston	Charleston, SC	C/O	2020	50,888	1,818,135	0.8%	35.73
NPS - Omaha	Omaha, NE	O	2024	62,772	1,767,746	0.8%	28.16

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased (Cont.)
ICE - Otay	San Diego, CA	O	2022 / 2026	52,881	1,756,238	0.8%	35.51
VA - Golden	Golden, CO	O/W	2026	56,753	1,743,712	0.8%	30.72
DEA - Dallas	Dallas, TX	O	2021	71,827	1,654,665	0.7%	23.04
CBP - Sunburst	Sunburst, MT	O	2028	33,000	1,615,847	0.7%	48.97
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,606,290	0.7%	26.98
DEA - Otay (8)	San Diego, CA	O	2020	32,560	1,541,726	0.7%	47.35
DEA - Birmingham (9)	Birmingham, AL	O	2020	35,616	1,536,465	0.7%	43.14
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,485,961	0.7%	31.63
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,443,109	0.6%	38.00
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,438,702	0.6%	22.57
DEA - Albany	Albany, NY	O	2025	31,976	1,358,508	0.6%	42.49
DEA - Riverside	Riverside, CA	O	2032	34,354	1,247,798	0.6%	36.32
SSA - Dallas	Dallas, TX	O	2020	27,200	1,074,520	0.5%	39.50
VA - Baton Rouge	Baton Rouge, LA	OC	2024	30,000	796,498	0.4%	26.55
ICE - Pittsburgh (10)	Pittsburgh, PA	O	2022 / 2023	33,425	795,188	0.4%	31.50
JUD - South Bend	South Bend, IN	C/O	2027	30,119	763,191	0.3%	25.34
DEA - San Diego	San Diego, CA	W	2032	16,100	537,427	0.2%	33.38
SSA - Mission Viejo	Mission Viejo, CA	O	2020	11,590	473,290	0.2%	40.84
DEA - Bakersfield	Bakersfield, CA	O	2021	9,800	358,401	0.2%	36.57
SSA - San Diego	San Diego, CA	O	2032	10,856	340,052	0.2%	33.81
Subtotal				6,594,473	$222,044,165	99.6%	$33.79
Privately Leased
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	105,641	543,046	0.2%	5.14
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	409,602	0.2%	5.84
Subtotal				175,719	$952,648	0.4%	$5.42
Total / Weighted Average				6,770,192	$222,996,813	100.0%	$33.05
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	The year of lease expiration does not include renewal options.
(3)	Private tenants occupy 15,374 rentable square feet.
(4)	Private tenants occupy 50,222 rentable square feet.
(5)	Private tenants occupy 2,987 rentable square feet.
(6)	A private tenant occupies 21,609 rentable square feet.
(7)	15,215 square feet at DHA – Aurora were excluded from total rentable square feet as the Company attributed no value to this space at acquisition.
(8)	ICE occupies 5,813 rentable square feet.
(9)	The ATF occupies 8,680 rentable square feet.
(10)	A private tenant occupies 3,854 rentable square feet.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 15.1 years as of March 31, 2020), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place as of March 31, 2020:

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2020	16	653,640	9.7%	23,680,320	10.6%	36.23
2021	13	855,544	12.7%	25,472,245	11.4%	29.77
2022	7	124,523	1.8%	4,766,416	2.1%	38.28
2023	10	291,498	4.3%	8,168,804	3.7%	28.02
2024	10	727,374	10.8%	22,978,934	10.3%	31.59
2025	10	350,956	5.2%	12,278,633	5.5%	34.99
2026	3	157,011	2.3%	4,807,312	2.2%	30.62
2027	6	495,529	7.3%	17,442,638	7.8%	35.20
2028	6	710,084	10.5%	13,882,059	6.2%	19.55
2029	4	417,682	6.2%	11,160,509	5.0%	26.72
Thereafter	20	1,963,165	29.2%	78,358,943	35.2%	39.91
Total / Weighted Average	105	6,747,006	100.0%	$222,996,813	100.0%	$33.05

(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of March 31, 2020, 19 tenants occupying approximately 4.8% of our rentable square feet and contributing approximately 4.4% of our annualized lease income have exercisable rights to terminate their lease before the stated term of their respective lease expires.

Information about our development properties as of March 31, 2020 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term		Estimated Rentable Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year		162,000
FDA - Lenexa	Lenexa, KS	Food and Drug Administration	L	20-year	(2)	59,690
Total						221,690
(1)	L=Laboratory.
(2)	The 20-year lease term includes a firm term of 15 years and a soft term of five years.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2020 and 2019

The financial information presented below summarizes the results of operations of the Company for the three months ended March 31, 2020 and 2019 (amounts in thousands).

	For the three months ended March 31,
	2020	2019	Change
Revenues
Rental income	$56,583	$48,488	$8,095
Tenant reimbursements	1,152	1,584	(432)
Other income	483	535	(52)
Total revenues	58,218	50,607	7,611
Expenses
Property operating	11,258	9,963	1,295
Real estate taxes	6,562	5,755	807
Depreciation and amortization	23,556	22,451	1,105
Acquisition costs	538	470	68
Corporate general and administrative	5,483	4,317	1,166
Total expenses	47,397	42,956	4,441
Other expense
Interest expense	(8,903)	(8,132)	(771)
Net income (loss)	$1,918	$(481)	$2,399

Revenues

Total revenues consist primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenues increased by $7.6 million to $58.2 million for the three months ended March 31, 2020 compared to $50.6 million for the three months ended March 31, 2019. The increase is primarily attributable to an increase of $8.6 million of revenue from the seven operating properties acquired and one development property placed in service since March 31, 2019, as well as a full period of operations from the three operating properties acquired during the three months ended March 31, 2019, offset by one property disposed of in the second quarter of 2019.  This increase is offset by a $0.5 million decrease in tenant project reimbursements and the associated project management income.

Expenses

Total expenses increased by $4.4 million to $47.4 million for the three months ended March 31, 2020 compared to $43.0 million for the three months ended March 31, 2019. The increase is primarily attributable to an increase of $5.8 million in property operating expenses, real estate taxes, and depreciation and amortization associated with the seven operating properties acquired and one development property placed in service since March 31, 2019, as well as a full period of operations from the three operating properties acquired during the three months ended March 31, 2019, offset by one property disposed of in the second quarter of 2019. The increase is offset by a $0.4 million decrease in expenses associated with tenant project reimbursements, and a $2.3 million decrease in depreciation related to the timing of above- and below-market lease intangible amortization. Acquisition costs and corporate general and administrative costs also increased by $1.2 million, primarily due to an increase in employee costs.

Interest Expense

Interest expense increased by $0.8 million to $8.9 million for the three months ended March 31, 2020 compared to $8.1 million for the three months ended March 31, 2019. The increase is primarily due to additional interest expense of $2.7 million attributable to the $275.0 million of fixed rate, senior unsecured notes issued in the third quarter of 2019. This increase is offset by a $1.9 million decrease in interest owed on our revolving credit facility primarily due to a decrease in the weighted average interest rate from 3.75% and weighted average borrowings of $241.8 million during the three months ended March 31, 2019 to a weighted average interest rate of 2.62% and weighted average borrowings of $9.7 million during the three months ended March 31, 2020.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At March 31, 2020, we had $14.5 million available in cash and cash equivalents and there was $414.0 million available under our revolving credit facility.

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

Equity

ATM Programs

On March 4, 2019, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, which we refer to herein collectively as the Sales Agents, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million from time to time, which we refer to herein as the March 2019 ATM Program, in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.  Under the March 2019 ATM Program, we may also enter into one or more forward transactions under separate master forward sale confirmations and related supplemental confirmations with each of Citibank, N.A., Bank of Montreal, Jefferies LLC, Raymond James & Associates, Inc., Royal Bank of Canada and Wells Fargo Bank, National Association, which we refer to herein collectively as the Forward Counterparties, for the sale of shares of our common stock on a forward basis.

On December 20, 2019, we entered into separate new equity distribution agreements with each of the Sales Agents pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time, which we refer to herein as the December 2019 ATM Program, and together with the March 2019 ATM Program, the ATM Programs, in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.  Under the December 2019 ATM Program, we may also enter into one or more forward sale transactions under separate master forward sale confirmations and related supplemental confirmations with the Forward Counterparties for the sale of shares of our common stock on a forward basis. No sale of shares of our common stock was made under the December 2019 ATM Program during the three months ended March 31, 2020.

The following table sets forth certain information with respect to sales made under the March 2019 ATM Program as of March 31, 2020 (amounts in thousands, except share amounts):

	March 2019 ATM Program
For the Three Months Ended:	Number of Shares Sold(1)	Net Proceeds(1)
March 31, 2020	200,000	$4,835
(1)

As of March 31, 2020, we had entered into forward sales transactions under the March 2019 ATM Program for the sale of an additional 3,402,100 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by certain dates between November 2020 and March 2021. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $22.91 per share, we expect to receive net proceeds of approximately $78.0 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. We accounted for the forward sale agreements as equity.

We have used the net proceeds received from such sales for general corporate purposes. As of March 31, 2020, we had approximately $99.0 million and $300.0 million of gross sales of our common stock available under the March 2019 ATM Program and the December 2019 ATM Program, respectively.

Contribution of Property for Common Units

On March 26, 2020, the Company acquired FBI / DEA – El Paso for which it paid, as partial consideration, 870,730 common units. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act. In connection with this acquisition, the Company entered into a tax protection agreement, under which it agreed to indemnify the contributors for any taxes incurred as a result of a taxable sale of such property for a period of four years. The Company also agreed in the tax protection agreement with the contributors to use the “traditional method” of making allocation under Section 704(c) of the Internal Revenue Code of 1986, as amended, for the four-year period.

Debt

The following table sets forth certain information with respect to our outstanding indebtedness as of March 31, 2020 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2020	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$36,000	L + 130bps	June 2022 (3)
Total revolving credit facility	36,000

Term loan facilities:
2016 term loan facility	100,000	2.67% (4)	March 2024
2018 term loan facility	150,000	3.96% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,307)
Total term loan facilities, net	248,693

Senior unsecured notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
Total notes payable	450,000
Less: Total unamortized deferred financing fees	(3,013)
Total notes payable, net	446,987

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (6)	October 2023
VA – Golden	9,137	5.00% (6)	April 2024
MEPCOM – Jacksonville	8,703	4.41% (6)	October 2025
USFS II – Albuquerque	16,171	4.46% (6)	July 2026
ICE – Charleston	17,107	4.21% (6)	January 2027
VA – Loma Linda	127,500	3.59% (6)	July 2027
CBP – Savannah	12,566	3.40% (6)	July 2033
Total mortgage notes payable	206,884
Less: Total unamortized deferred financing fees	(1,592)
Less: Total unamortized premium/discount	179
Total mortgage notes payable, net	205,471

Total debt	$937,151
(1)

At March 31, 2020, the one-month LIBOR (“L”) was 0.99%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of the $450.0 million senior unsecured revolving credit facility, which we refer to herein as our revolving credit facility, the $150.0 million senior unsecured term loan facility, which we refer to herein as our 2018 term loan facility, and the $100.0 million senior unsecured term loan facility, which we refer to herein as our 2016 term loan facility, is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.
(2)

Our revolving credit facility had available capacity of $414.0 million at March 31, 2020 pursuant to a credit agreement that has an accordion feature that permits us to request additional lender commitments for an additional capacity of up to $250.0 million, subject to the satisfaction of customary terms and conditions.

(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.67% annually, based on the Company’s consolidated leverage ratio, as defined in our 2016 term loan facility agreement.

(5)

Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 3.96% annually, based on the Company’s consolidated leverage ratio, as defined in our 2018 term loan facility agreement.

(6)

Effective interest rates are as follows: DEA – Pleasanton 1.80%, VA – Golden 5.03%, MEPCOM – Jacksonville 3.89%, USFS II Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.

Our revolving credit facility, term loan facilities, senior unsecured notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2020, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of March 31, 2020 (dollar amounts in thousands):

Debt Capital Structure	March 31, 2020
Total principal outstanding	$942,884
Weighted average maturity	7.6 years
Weighted average interest rate	3.7%
% Variable debt	5.5%
% Fixed debt (1)	94.5%
% Secured debt	22.0%
(1)	Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2020	April 29, 2020	May 14, 2020	June 25, 2020	$0.26
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

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2020.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the operating expenses that are passed through to our tenants and by contractual rent increases. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flows

The following table sets forth a summary of cash flows for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	For the three months ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$38,545	$13,976
Investing activities	(53,292)	(167,954)
Financing activities	17,805	156,198

Operating Activities

The Company generated $38.5 million and $14.0 million of cash from operating activities during the three months ended March 31, 2020 and 2019, respectively. Net cash provided by operating activities for the three months ended March 31, 2020 includes $24.1 million in net cash from rental activities net of expenses and $14.4 million related to the change in rents receivable, accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the three months ended March 31, 2019 includes a $20.3 million increase in net cash from rental activities net of expenses, offset by $6.3 million related to the change in rents receivable, accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, and accounts payable, accrued expenses and other liabilities.

Investing Activities

The Company used $53.3 million and $168.0 million in cash for investing activities during the three months ended March 31, 2020 and 2019, respectively. Net cash used in investing activities for the three months ended March 31, 2020 includes $30.3 million in real estate acquisitions, $18.4 million in additions to development properties and $4.6 million in additions to operating properties. Net cash used in investing activities for the three months ended March 31, 2019 includes $152.1 million in real estate acquisitions, $18.8 million in additions to development properties and $0.9 million in additions to operating properties, offset by a $3.8 million decrease in deposits on acquisitions.

Financing Activities

The Company generated $17.8 million and $156.2 million in cash from financing activities during the three months ended March 31, 2020 and 2019, respectively. Net cash generated by financing activities for the three months ended March 31, 2020 includes $56.5 million in draws under our revolving credit facility and $4.9 million in gross proceeds from issuances of shares of our common stock, offset by $22.1 million in dividend payments, $20.5 million in net pay downs under our revolving credit facility, $0.9 million in mortgage notes payable repayment and $0.1 million in payment of offering costs. Net cash generated by financing activities for the three months ended March 31, 2019 includes $178.8 million in draws under our revolving credit facility and $131.2 million in gross proceeds from issuance of shares of our common stock, offset by $129.0 million in net pay downs under our revolving credit facility, $18.4 million in dividend payments, $5.5 million in payment of offering costs and $0.8 million in mortgage notes payable repayment.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	For the three months ended March 31,
	2020	2019
Net income	$1,918	$(481)
Depreciation and amortization	23,556	22,451
FFO	25,474	21,970
Adjustments to FFO:
Acquisition costs	538	470
Straight-line rent and other non-cash adjustments	(709)	(974)
Amortization of above-/below-market leases	(1,521)	(1,729)
Amortization of deferred revenue	(697)	(67)
Non-cash interest expense	358	322
Non-cash compensation	1,000	734
FFO, as Adjusted	$24,443	$20,726

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2020, $891.2 million, or 94.5% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $51.7 million, or 5.5% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.1 million annually.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or the ARRC, has proposed that the Secured Overnight Financing Rate, or SOFR, is the rate that best represents the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR.  The Company intends to monitor the developments with respect to the scheduled phasing out of LIBOR after 2021 and work with its lenders to ensure such transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of March 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us.

Item 1A.	Risk Factors

The following risk factor supplements the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and should be read in conjunction with the other risk factors presented in the Annual Report on Form 10-K.

The outbreak of the novel coronavirus, or COVID-19, has caused, and could continue to cause, severe disruptions in the United States, regional and global economies and could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has caused significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets.  The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we own properties and/or have development sites, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue.

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, including:

•

failure by the U.S. Government to perform its obligations under to us under our leases in a timely manner, or at all, or a failure to renew its leases upon expiration, on terms that we find acceptable or at all, which could cause interruptions or delays in the receipt of rental payments;

•

the disruptive impact on federal personnel resources, which could hinder our ability to renew expiring leases, initiate or complete tenant agency build-out and construction projects and otherwise interfere with our ongoing partnership with the U.S. Government;

•

disruptions in the supply of materials or products or the inability of contractors to perform on a timely basis or at all, which could result in our failure to meet development milestones set forth in any applicable lease agreements, cause delays in completing ongoing or future construction, development or re-development projects and/or increase the costs of ongoing or future construction, development or re-development projects;

•

reduced economic activity impacting the businesses, financial condition and liquidity of our private tenants, which has caused, and could continue to cause, one or more of our private tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations or the impact of current and future efforts by state, local, federal and industry groups, such as a rent freeze for private tenants or a suspension of a landlord’s ability to enforce evictions, which could affect our ability to collect rent or enforce remedies for the failure to pay rent;

•

severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all, impact our ability to acquire, recapitalize or refinance properties on economically favorable terms, or at all and affect our ability to fund our operations or address maturing liabilities on a timely basis;

•	a general decline in business activity and demand for real estate transactions, which could adversely affect our ability or desire to continue growing our portfolio of properties;

•

the likelihood that the impact of COVID-19 could result in an event or change in circumstances that results in an impairment charge in the value of one or more of our properties, which would result in an immediately negative adjustment to our earnings and could have a material adverse effect on our business, financial conditions and results of operations in the period in which the charge is taken;

•

uncertainty as to whether business interruption, loss of rental income and/or other associated expenses related to our operations across our portfolio will be covered by our insurance policies, which may increase unreimbursed liabilities; and

•

the potential negative impact on the health of our personnel, including our senior management team, particularly if a significant number of our employees or key members of our senior management are impacted, which could result in a deterioration in our ability to ensure business continuity during a disruption.

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

Easterly Government Properties, Inc.

Date: May 5, 2020	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: May 5, 2020	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)