Form 10-Q
period 2020-06-30
Easterly Government Properties, Inc.
filed 2020-08-04
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

   As of July 31, 2020, the registrant had 79,686,624 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	June 30, 2020	December 31, 2019
Assets
Real estate properties, net	$2,108,759	$1,988,726
Cash and cash equivalents	8,915	12,012
Restricted cash	4,502	3,537
Deposits on acquisitions	1,350	1,800
Rents receivable	28,927	27,788
Accounts receivable	13,624	15,820
Deferred financing, net	1,394	1,749
Intangible assets, net	169,235	168,625
Interest rate swaps	—	541
Prepaid expenses and other assets	22,868	13,991
Total assets	$2,359,574	$2,234,589
Liabilities
Term loan facilities, net	248,784	248,602
Notes payable, net	447,048	446,927
Mortgage notes payable, net	204,624	206,312
Intangible liabilities, net	29,178	24,578
Deferred revenue	73,727	54,659
Interest rate swaps	15,408	5,837
Accounts payable, accrued expenses and other liabilities	57,773	47,833
Total liabilities	1,076,542	1,034,748

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 79,655,374 and 74,832,292 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	797	748
Additional paid-in capital	1,371,293	1,257,319
Retained earnings	25,367	20,004
Cumulative dividends	(249,811)	(210,760)
Accumulated other comprehensive loss	(13,618)	(4,690)
Total stockholders’ equity	1,134,028	1,062,621
Non-controlling interest in Operating Partnership	149,004	137,220
Total equity	1,283,032	1,199,841
Total liabilities and equity	$2,359,574	$2,234,589

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues
Rental income	$59,550	$50,513	$116,133	$99,001
Tenant reimbursements	435	1,655	1,587	3,239
Other income	541	581	1,024	1,116
Total revenues	60,526	52,749	118,744	103,356
Expenses
Property operating	10,915	10,934	22,173	20,897
Real estate taxes	6,617	5,465	13,179	11,220
Depreciation and amortization	23,654	22,967	47,210	45,418
Acquisition costs	668	452	1,206	922
Corporate general and administrative	5,505	4,667	10,988	8,984
Total expenses	47,359	44,485	94,756	87,441
Other income (expense)
Interest expense, net	(9,004)	(8,018)	(17,907)	(16,150)
Gain on the sale of operating property	—	6,245	—	6,245
Net income	4,163	6,491	6,081	6,010
Non-controlling interest in Operating Partnership	(497)	(849)	(718)	(784)
Net income available to Easterly Government Properties, Inc.	$3,666	$5,642	$5,363	$5,226
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.05	$0.08	$0.07	$0.08
Diluted	$0.05	$0.08	$0.07	$0.08
Weighted-average common shares outstanding
Basic	76,171,627	68,247,822	75,532,169	64,756,271
Diluted	76,869,965	68,419,665	76,185,277	64,901,261
Dividends declared per common share	$0.26	$0.26	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income	$4,163	$6,491	$6,081	$6,010
Other comprehensive loss:
Unrealized loss on interest rate swaps, net	(266)	(5,173)	(10,112)	(8,190)
Other comprehensive loss	(266)	(5,173)	(10,112)	(8,190)
Comprehensive income (loss)	3,897	1,318	(4,031)	(2,180)
Non-controlling interest in Operating Partnership	(497)	(849)	(718)	(784)
Other comprehensive (income) loss attributable to non-controlling interest	(76)	641	1,184	1,027
Comprehensive income (loss) attributable to Easterly Government Properties, Inc.	$3,324	$1,110	$(3,565)	$(1,937)

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$6,081	$6,010
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	47,210	45,418
Straight line rent	(1,329)	(1,566)
Amortization of above- / below-market leases	(3,048)	(3,244)
Amortization of unearned revenue	(1,394)	(134)
Amortization of loan premium / discount	(39)	(40)
Amortization of deferred financing costs	757	685
Amortization of lease inducements	431	—
Gain on sale of operating property	—	(6,245)
Non-cash compensation	2,021	1,431
Net change in:
Rents receivable	184	(2,929)
Accounts receivable	2,195	(1,677)
Prepaid expenses and other assets	(9,531)	(3,132)
Deferred revenue associated with operating leases	20,462	34
Accounts payable, accrued expenses and other liabilities	11,594	3,822
Net cash provided by operating activities	75,594	38,433
Cash flows from investing activities
Real estate acquisitions and deposits	(101,437)	(257,565)
Additions to operating properties	(8,809)	(2,172)
Additions to development properties	(29,340)	(33,844)
Proceeds from sale of operating property, net	—	19,943
Net cash used in investing activities	(139,586)	(273,638)
Cash flows from financing activities
Issuance of common shares	109,321	158,054
Credit facility draws	116,500	287,000
Credit facility repayments	(116,500)	(159,750)
Repayments of mortgage notes payable	(1,748)	(1,678)
Dividends and distributions paid	(44,403)	(38,709)
Payment of offering costs	(1,310)	(5,896)
Net cash provided by financing activities	61,860	239,021
Net increase (decrease) in Cash and cash equivalents and Restricted cash	(2,132)	3,816
Cash and cash equivalents and Restricted cash, beginning of period	15,549	11,105
Cash and cash equivalents and Restricted cash, end of period	$13,417	$14,921

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the six months ended June 30,
	2020	2019
Cash paid for interest, net of capitalized interest	$17,284	$15,485
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$1,476	$714
Additions to development properties accrued, not paid	9,920	12,119
Offering costs accrued, not paid	22	2
Deferred asset acquisition costs accrued, not paid	72	23
Unrealized loss on interest rate swaps, net	(10,112)	(8,190)
Properties acquired for Common Units	21,550	—
Contingent consideration accrued, not paid	1,738	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(1,812)	$(1,505)
Common stock	1	1
Additional paid-in capital	1,811	1,504
Total	$—	$—

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

We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of June 30, 2020, we wholly owned 74 operating properties in the United States that were 100% leased, including 72 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 6.9 million square feet in the aggregate. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.2 million square feet upon completion. For purposes of calculating percentage leased, 15,215 square feet at DHA – Aurora were excluded from the denominator, total rentable square feet, as we attributed no value to this space at acquisition.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership. We owned approximately 88.4% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at June 30, 2020. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2020, and the consolidated results of operations for the three and six months ended June 30, 2020 and 2019 and the consolidated cash flows for the six months ended June 30, 2020 and 2019. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

3. Real Estate and Intangibles

Acquisitions

During the six months ended June 30, 2020, we acquired four operating properties in asset acquisitions, consisting of DHA – Aurora, FBI / DEA – El Paso, VA – Mobile and VA – Chico for an aggregate purchase price of $123.6 million. We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$15,709
Building	93,691
Acquired tenant improvements	4,394
Total real estate	113,794
Intangible assets
In-place leases	8,424
Acquired leasing commissions	5,016
Above-market leases	6,553
Total intangible assets	19,993
Intangible liabilities
Below-market leases	(8,491)
Total intangible liabilities	(8,491)
Accounts payable, accrued expenses and other liabilities
Contingent consideration	(1,738)
Purchase price	$123,558

We did not assume any debt upon acquisition of these properties. The intangible assets and liabilities of operating properties acquired during the six months ended June 30, 2020 have a weighted average amortization period of 9.91 years as of June 30, 2020. During the six months ended June 30, 2020, we included $3.6 million of revenues and $1.1 million of net income in our Consolidated Statements of Operations related to the operating properties acquired.

During the six months ended June 30, 2020, we incurred $1.2 million of acquisition-related expenses mainly consisting of internal costs associated with property acquisitions.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of June 30, 2020 (amounts in thousands):

Total
Real estate properties, net
Land	$208,877
Building and improvements	1,900,695
Acquired tenant improvements	93,130
Construction in progress	90,692
Accumulated depreciation	(184,635)
Total Real estate properties, net	2,108,759
Intangible assets, net
In-place leases	248,647
Acquired leasing commissions	57,702
Above market leases	17,607
Accumulated amortization	(154,721)
Total Intangible assets, net	169,235
Intangible liabilities, net
Below market leases	(73,950)
Accumulated amortization	44,772
Total Intangible liabilities, net	$(29,178)

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of June 30, 2020 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2020	$925	$(3,771)
2021	1,514	(5,832)
2022	1,424	(4,223)
2023	1,400	(4,024)
2024	1,314	(2,877)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Debt

At June 30, 2020, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	June 30, 2020	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$—	L + 130bps	June 2022 (3)
Total revolving credit facility	—

Term loan facilities:
2016 term loan facility	100,000	2.67% (4)	March 2024
2018 term loan facility	150,000	3.96% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,216)
Total term loan facilities, net	248,784

Senior unsecured notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
Total notes payable	450,000
Less: Total unamortized deferred financing fees	(2,952)
Total notes payable, net	447,048

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (6)	October 2023
VA – Golden	9,096	5.00% (6)	April 2024
MEPCOM – Jacksonville	8,457	4.41% (6)	October 2025
USFS II – Albuquerque	16,086	4.46% (6)	July 2026
ICE – Charleston	16,792	4.21% (6)	January 2027
VA – Loma Linda	127,500	3.59% (6)	July 2027
CBP – Savannah	12,376	3.40% (6)	July 2033
Total mortgage notes payable	206,007
Less: Total unamortized deferred financing fees	(1,542)
Less: Total unamortized premium/discount	159
Total mortgage notes payable, net	204,624

Total debt	$900,456
(1)

At June 30, 2020, the one-month LIBOR (“L”) was 0.16%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of the $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), the $150.0 million senior unsecured term loan facility (our “2018 term loan facility”) and the $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $450.0 million at June 30, 2020 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

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

Financial Covenant Considerations

As of June 30, 2020, we were in compliance with all financial and other covenants related to our revolving credit facility, 2016 term loan facility, 2018 term loan facility, senior unsecured notes payable and mortgage notes payable.

Fair Value of Debt

As of June 30, 2020, the carrying value of our 2016 term loan facility approximated fair value. In determining the fair value, we considered the variable interest rate and credit spreads. We deem the fair value of our 2016 term loan facility as a Level 3 measurement.

As of June 30, 2020, the carrying value of our 2018 term loan facility approximated fair value. In determining the fair value, we considered the variable interest rate and credit spreads. We deem the fair value of our 2018 term loan facility as a Level 3 measurement.

As of June 30, 2020, the fair value of our senior unsecured notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our senior unsecured notes payable instruments as a Level 3 measurement. At June 30, 2020, the fair value of our senior unsecured notes payable was $507.8 million.

As of June 30, 2020, the fair value of our mortgage notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage notes payable instruments as a Level 3 measurement. At June 30, 2020, the fair value of our mortgage notes payable was $225.2 million.

5. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of June 30, 2020 (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	1.41%	One-Month LIBOR	March 29, 2017	September 29, 2023	$(4,077)
$150,000	2.71%	One-Month LIBOR	December 13, 2018	June 19, 2023	$(11,331)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet (amounts in thousands):

Balance Sheet Line Item	As of June 30, 2020
Interest rate swaps - Asset	$—
Interest rate swaps - Liability	$(15,408)

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s variable rate debt.

Amounts reported in AOCI related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate debt. The Company estimates that $5.1 million will be reclassified from AOCI as an increase to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Unrealized loss recognized in AOCI	$(1,342)	$(5,002)	$(11,583)	$(7,827)
Gain (loss) reclassified from AOCI into interest expense	(1,076)	171	(1,471)	363

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.  As of June 30, 2020, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.0 million. As of June 30, 2020, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $16.0 million.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2020 were classified as Level 2 of the fair value hierarchy.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of June 30, 2020
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$—	$—
Interest rate swaps - Liability	$—	$(15,408)	$—

7. Equity

The following table summarizes the changes in the Company’s stockholders’ equity for the three months ended June 30, 2020 and 2019 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended June 30, 2020
Balance at March 31, 2020	75,077,197	$751	$1,270,758	$21,701	$(230,276)	$(13,276)	$147,544	$1,197,202
Stock based compensation	—	—	241	—	—	—	780	1,021
Dividends and distributions paid ($0.26 per share)	—	—	—	—	(19,535)	—	(2,782)	(22,317)
Grant of unvested restricted stock	19,025	1	(1)	—	—	—	—	—
Redemption of common units for shares of common stock	86,960	—	1,215	—	—	—	(1,215)	—
Issuance of common stock	4,472,192	45	103,184	—	—	—	—	103,229
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(342)	76	(266)
Net income	—	—	—	3,666	—	—	497	4,163
Allocation of non-controlling interest in Operating Partnership	—	—	(4,104)	—	—	—	4,104	—
Balance at June 30, 2020	79,655,374	$797	$1,371,293	$25,367	$(249,811)	$(13,618)	$149,004	$1,283,032
Three months ended June 30, 2019
Balance at March 31, 2019	68,005,907	$680	$1,127,938	$12,381	$(154,944)	$(219)	$143,910	$1,129,746
Stock based compensation	—	—	210	—	—	—	485	695
Dividends and distributions paid ($0.26 per share)	—	—	—	—	(17,698)	—	(2,577)	(20,275)
Grant of unvested restricted stock	32,840	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	61,679	1	1,011	—	—	—	(1,012)	—
Issuance of common stock	1,500,712	15	26,426	—	—	—	—	26,441
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(4,532)	(641)	(5,173)
Net income	—	—	—	5,642	—	—	849	6,491
Allocation of non-controlling interest in Operating Partnership	—	—	(258)	—	—	—	258	—
Balance at June 30, 2019	69,601,138	$696	$1,155,327	$18,023	$(172,642)	$(4,751)	$141,272	$1,137,925

The following table summarizes the changes in the Company’s stockholders’ equity for the six months ended June 30, 2020 and 2019 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Six months ended June 30, 2020
Balance at December 31, 2019	74,832,292	$748	$1,257,319	$20,004	$(210,760)	$(4,690)	$137,220	$1,199,841
Stock based compensation	—	—	465	—	—	—	1,556	2,021
Dividends and distributions paid ($0.52 per share)	—	—	—	—	(39,051)	—	(5,352)	(44,403)
Grant of unvested restricted stock	21,930	1	(1)	—	—	—	—	—
Redemption of common units for shares of common stock	128,960	1	1,811	—	—	—	(1,812)	—
Issuance of common stock	4,672,192	47	108,007	—	—	—	—	108,054
Contribution of Property for common units	—	—	—	—	—	—	21,550	21,550
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(8,928)	(1,184)	(10,112)
Net income	—	—	—	5,363	—	—	718	6,081
Allocation of non-controlling interest in Operating Partnership	—	—	3,692	—	—	—	(3,692)	—
Balance at June 30, 2020	79,655,374	$797	$1,371,293	$25,367	$(249,811)	$(13,618)	$149,004	$1,283,032
Six months ended June 30, 2019
Balance at December 31, 2018	60,849,206	$608	$1,017,415	$12,831	$(139,103)	$2,412	$131,090	$1,025,253
Cumulative effect adjustment related to adoption of Leases (Topic 842)	—	—	$-	$(34)	$—	$—	$—	(34)
Stock based compensation	—	—	394	—	—	—	1,037	1,431
Dividends and distributions paid ($0.52 per share)	—	—	—	—	(33,539)	—	(5,170)	(38,709)
Grant of unvested restricted stock	89,961	1	(1)	—	—	—	—	—
Redemption of common units for shares of common stock	94,804	1	1,504	—	—	—	(1,505)	—
Issuance of common stock	8,567,167	86	152,078	—	—	—	—	152,164
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(7,163)	(1,027)	(8,190)
Net income	—	—	—	5,226	—	—	784	6,010
Allocation of non-controlling interest in Operating Partnership	—	—	(16,063)	—	—	—	16,063	—
Balance at June 30, 2019	69,601,138	$696	$1,155,327	$18,023	$(172,642)	$(4,751)	$141,272	$1,137,925

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

On May 11, 2020, in connection with the Company’s 2020 annual meeting of stockholders, the Company issued an aggregate of 19,025 shares of restricted common stock to its non-employee directors pursuant to the 2015 Equity Incentive Plan. The restricted common stock grants will vest upon the earlier of the anniversary of the date of the grant or the next annual stockholder meeting, so long as the grantee remains a director on such date.

A summary of the Company’s shares of restricted common stock and LTIP unit awards at June 30, 2020 is as follows:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share	LTIP Units (1)	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2019	92,197	$17.55	284,471	$18.66
Granted	21,930	25.85	235,441	21.17
Vested	(24,236)	18.36	(27,732)	18.34
Forfeited	—	—	—	—
Outstanding, June 30, 2020	89,891	$19.36	492,180	$19.88
(1)	Reflects the number of LTIP units issued to the grantee on the grant date, which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.

The Company recognized $2.0 million in compensation expense related to its shares of restricted common stock and the LTIP unit awards for the six months ended June 30, 2020. As of June 30, 2020, unrecognized compensation expense for both sets of awards was $7.2 million, which will be amortized over the applicable vesting period.

A summary of dividends declared by the Company’s board of directors per share of common stock and per common unit at the date of record is as follows:
Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2020	April 29, 2020	May 14, 2020	June 25, 2020	$0.26
Q2 2020	July 29, 2020	August 13, 2020	September 11, 2020	$0.26
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

ATM Programs

On each of March 4, 2019 and December 20, 2019, the Company entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC pursuant to which it may issue and sell shares of its common stock having an aggregate offering price of up to $200.0 million and $300.0 million, respectively, from time to time (the “ATM Programs”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).  The ATM Programs implemented on March 4, 2019 and December 20, 2019 are referred to as the “March 2019 ATM Program” and “December 2019 ATM Program” respectively.

Under each of the ATM Programs, the Company may also enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of Citibank, N.A., Bank of Montreal, Jefferies LLC, Raymond James & Associates, Inc., Royal Bank of Canada and Wells Fargo Bank, National Association for the sale of shares of its common stock on a forward basis.

The following table sets forth certain information with respect to sales made under each of the ATM Programs as of June 30, 2020 (amounts in thousands except share amounts):

	March 2019 ATM Program		December 2019 ATM Program
For the Three Months Ended:	Number of Shares Sold(1)	Net Proceeds(1)	Number of Shares Sold(1)	Net Proceeds(1)

March 31, 2020	200,000	$4,835	—	$—
June 30, 2020	3,920,992	88,939	551,200	14,455
Total	4,120,992	$93,774	551,200	$14,455
(1)

As of June 30, 2020, the Company had entered into forward sales transactions under the March 2019 ATM Program and December 2019 ATM Program for the sale of an additional 3,348,429 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, the Company expects to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from April 2021 to June 2021. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $25.99 per share, the Company expects to receive net proceeds of approximately $87.0 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. The Company accounted for the forward sale agreements as equity.

The Company used the net proceeds received from such sales for general corporate purposes. As of June 30, 2020, the Company had approximately $204.4 million of gross sales of its common stock available under the December 2019 ATM Program and no remaining availability under the March 2019 ATM Program.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three and six months ended June 30, 2020 and 2019 (amounts in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Numerator
Net income (loss)	$4,163	$6,491	$6,081	$6,010
Less: Non-controlling interest in Operating Partnership	(497)	(849)	(718)	(784)
Net income (loss) available to Easterly Government Properties, Inc.	3,666	5,642	5,363	5,226
Less: Dividends on participating securities	(72)	(29)	(145)	(56)
Net income (loss) available to common stockholders	$3,594	$5,613	$5,218	$5,170
Denominator for basic EPS	76,171,627	68,247,822	75,532,169	64,756,271
Dilutive effect of share-based compensation awards (1)	53,329	11,956	55,744	7,781
Dilutive effect of LTIP units (2)	562,221	159,887	540,060	137,209
Dilutive effect of shares issuable under forward sales agreements (3)	82,788	—	57,304	—
Denominator for diluted EPS	76,869,965	68,419,665	76,185,277	64,901,261
Basic EPS	$0.05	$0.08	$0.07	$0.08
Diluted EPS	$0.05	$0.08	$0.07	$0.08
(1)

During the three and six months ended June 30, 2019, there were approximately 10,840 unvested shares of restricted common stock that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

(2)

During the three and six months ended June 30, 2020, there were approximately 43,424 unvested performance-based LTIP units that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. During the three and six months ended June 30, 2019, there were approximately 140,933 unvested performance-based LTIP units that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period

(3)

During the three and six months ended June 30, 2020, there were approximately 2,397,232 shares of underlying unsettled forward sales transactions that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

9. Leases

Lessor

The Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 15.5 years as of June 30, 2020), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

On January 15, 2020, in connection with the FDA – Lenexa development project, the U.S. Government paid a $20.5 million lump sum reimbursement to the Company which was a progress payment for landlord improvements in excess of the U.S. Government’s tenant improvement allowance. The Company recorded the payment as Deferred revenue on the Consolidated Balance Sheet and will begin amortizing the amount over the life of the lease through Rental income upon lease commencement.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of June 30, 2020 (amounts in thousands):

	Payments due by period
	Total	2020	2021	2022	2023	2024	Thereafter
Fixed lease payments	$1,574,821	95,176	170,899	153,795	146,013	133,382	875,556

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

As of June 30, 2020, the unamortized balance associated with the Company’s right-of-use operating lease asset and operating lease liability for the Company’s two office leases was $0.6 million. The Company used its incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for the Company’s operating leases for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Operating leases costs	$114	$115	$229	$231

In addition, the maturity of fixed lease payments under the Company’s corporate office leases as of June 30, 2020 is summarized in the table below (amounts in thousands):

	Payments due by period
	Total	2020	2021	2022	2023	2024	Thereafter
Fixed lease payments	$667	250	352	65	—	—	—

10. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Tenant	2020	2019	2020	2019

Environmental Protection Agency (“EPA”)	$90	$4	$90	$4
Department of Veteran Affairs (“VA”)	79	129	740	579
Federal Bureau of Investigation (“FBI”)	77	208	611	1,327
Military Entrance Processing Command (“MEPCOM”)	45	—	66	—
Food and Drug Administration (“FDA”)	51	1,391	51	1,468
Internal Revenue Service (“IRS”)	45	1	48	7
Immigration and Customs Enforcement (“ICE”)	42	12	62	12
U.S. Joint Staff Command (“JSC)”	41	—	41	—
Bureau of the Fiscal Service (“BFS”)	21	—	27	—
Department of Transportation (“DOT”)	5	8	5	8
Social Security Administration (“SSA”)	—	15	19	16
The Judiciary of the U.S. Government (“JUD”)	—	22	1	26
U.S. Citizenship and Immigration Services (“USCIS”)	—	—	—	14
Federal Emergency Management Agency (“FEMA”)	—	(2)	—	75
Drug Enforcement Administration (“DEA”)	—	—	—	127
Customs and Border Protection (“CBP”)	—	9	—	9
U.S. Forest Service (“USFS”)	—	—	—	16
Bonneville Power Administration (“BPA”)	—	1	—	1
	$496	$1,798	$1,761	$3,689

The balance in Accounts receivable related to tenant construction projects and the associated project management income was $3.2 million as of June 30, 2020 and $4.3 million as of December 31, 2019.

The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. For those projects ongoing as of June 30, 2020 and with a duration of greater than one year, the aggregate amount of transaction price allocated to remaining performance obligations as of June 30, 2020 was less than $0.1 million.

During the three and six months ended June 30, 2020 and 2019, the Company recognized $0.1 million, $0.4 million, $0.3 million and $0.5 million, respectively, in parking garage income generated from the operations of parking garages situated on the Various GSA – Buffalo property acquired in the third quarter of 2018 and on the Various GSA – Portland property acquired in the first quarter of 2019. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied. The balance in Accounts receivable related to parking garage income was $0.1 million as of both June 30, 2020 and December 31, 2019.

Additionally, the Company earns credits on its utility bills at certain properties for the use of energy efficient building materials, which also fall within the scope of ASC 606. The pattern of recognition for the credits is in line with the recognition of the associated utility expense. The Company recognized less than $0.1 million in energy credit income during each of the three and six months ended June 30, 2020 and 2019.

There were no contract assets or liabilities as of June 30, 2020 or December 31, 2019.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or non-governmental tenants. At June 30, 2020, the U.S. Government accounted for approximately 98.4% of our total annualized lease income and non-governmental tenants accounted for the remaining approximately 1.6%.

Nineteen of our 74 operating properties are located in California, accounting for approximately 20.1% of our total rentable square feet and approximately 26.6% of our total annualized lease income as of June 30, 2020. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

12. Subsequent Events

For its consolidated financial statements as of June 30, 2020, the Company evaluated subsequent events and noted the following significant events.

Subsequent to June 30, 2020, the Company entered into forward sales transactions under the December 2019 ATM Program for the sale of an additional 524,794 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, the Company expects to physically settle the forward sales transactions no later than July 2021. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $22.69 per share, the Company expects to receive net proceeds of approximately $11.9 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction.

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

•	risks associated with ownership and development of real estate;
•	the risk of decreased rental rates or increased vacancy rates;
•	loss of key personnel;
•	the continuing adverse impact of the novel coronavirus (COVID-19) on the U.S., regional and global economies and our financial condition and results of operations;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	the risk we may lose one or more major tenants;
•	difficulties in completing and successfully integrating acquisitions;
•	failure of acquisitions or development projects to occur at anticipated levels or yield anticipated results;
•	risks associated with actual or threatened terrorist attacks;
•	intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;
•	insufficient amounts of insurance or exposure to events that are either uninsured or underinsured;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	exposure to liability relating to environmental and health and safety matters;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments and the nature of our assets;
•	exposure to litigation or other claims;
•	risks associated with breaches of our data security;
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

We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of June 30, 2020, we wholly owned 74 operating properties in the United States that were 100% leased, including 72 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants, encompassing approximately 6.9 million square feet in the aggregate. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.2 million square feet upon completion. For purposes of calculating percentage leased, 15,215 square feet at DHA – Aurora were excluded from the denominator, total rentable square feet, as we attributed no value to this space at acquisition.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 88.4% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of June 30, 2020. We have elected to be taxed as a REIT and we believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Impact of the COVID-19 Pandemic

The novel coronavirus, or COVID-19, pandemic, has caused and continues to cause significant disruptions to the United States, regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We continue to carefully monitor the COVID-19 pandemic and its potential impact on our business.  We are following guidelines established by the Centers for Disease Control and the World Health Organization and orders issued by the state and local governments where we operate. In addition, we have taken a number of precautionary steps to safeguard our business and our employees from COVID-19, including, but not limited to, implementing non-essential travel restrictions and facilitating telecommuting arrangements for our employees. We have taken these precautionary steps while maintaining business continuity so that we can continue to deliver service to and meet the demands of our tenants, including our U.S. Government tenant agencies. Since March 13, 2020, nearly all of our employees have been working remotely, with only certain operationally critical employees working on site.

The operations of many of our U.S. Government tenant agencies are deemed essential. We are working closely with our tenants to follow directions from the various federal government tenant agencies with respect to building operations within our portfolio, and have issued guidance for our vendors and building engineers grounded in applicable federal, state and local guidelines. Whenever we learn of a confirmed case involving an individual known to have been in one of our buildings, we immediately take additional steps in collaboration with our tenants and vendors to disinfect and sanitize the affected spaces and all common areas in the building.

To date, the impact of the COVID-19 pandemic on our business and financial condition has not been significant.  Substantially all of our revenue continues to be generated through the receipt of rental payments from U.S. Government tenant agencies, which accounted for 98.4% of our annualized lease income as of June 30, 2020. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Notwithstanding the recent volatility in the financial markets, we also believe that our capital structure will continue to provide us with the resources, financial flexibility and the capacity to support the continued growth of our business.  Since January 1, 2020, an aggregate of 8,545,415 shares of our common stock have been sold through our March 2019 ATM Program and December 2019 ATM Program (each as described below), including an aggregate of 524,794 shares sold on a forward basis subsequent to the quarter ended June 30, 2020. As of July 31, 2020, there are 3,873,223 shares underlying forward sale transactions that have not yet been settled. Subject to our right to elect net share settlement, the Company expects to physically settle the forward sales transactions between April 2021 and July 2021.  As of June 30, 2020, we also had $450.0 available under our $450.0 million senior unsecured revolving credit facility and none of our outstanding indebtedness is scheduled to mature until 2022.

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

Operating Properties

As of June 30, 2020, our 74 operating properties were 100% leased with a weighted average annualized lease income per leased square foot of $33.57 and a weighted average age, based on the date of when the property was renovated or built-to-suit, of approximately 13.1 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight-line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our operating properties as of June 30, 2020 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,277,599	7.0%	$49.69
Various GSA - Buffalo (3)	Buffalo, NY	O	2020 - 2025	267,768	8,522,663	3.6%	31.83
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,106,829	3.5%	20.08
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,816,845	3.0%	40.21
Various GSA - Portland (4)	Portland, OR	O	2020 - 2028	223,261	6,646,648	2.9%	30.16
Various GSA - Chicago (5)	Des Plaines, IL	O	2020 / 2022	232,759	6,605,763	2.9%	29.46
IRS - Fresno	Fresno, CA	O	2033	180,481	6,476,232	2.8%	35.88
VA - San Jose	San Jose, CA	OC	2038	90,085	5,825,450	2.5%	64.67
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,485,256	2.4%	32.35
PTO - Arlington	Arlington, VA	O	2035	190,546	5,443,778	2.4%	28.57
FBI - San Antonio	San Antonio, TX	O	2021	148,584	5,176,951	2.2%	34.84
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,607,609	2.0%	21.90
FDA - Alameda	Alameda, CA	L	2039	69,624	4,544,619	2.0%	65.27
FBI - Omaha	Omaha, NE	O	2024	112,196	4,539,105	2.0%	40.46
TREAS - Parkersburg	Parkersburg, WV	O	2021	182,500	4,426,764	1.9%	24.26
EPA - Kansas City	Kansas City, KS	L	2023	71,979	4,235,248	1.8%	58.84
VA - South Bend	Mishawaka, IN	OC	2032	86,363	4,036,427	1.7%	46.74
ICE - Charleston (6)	North Charleston, SC	O	2021 / 2027	86,733	3,815,284	1.7%	43.99
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,749,589	1.6%	27.24
FBI / DEA - El Paso	El Paso, TX	O	2028	203,269	3,749,467	1.6%	18.45
VA - Mobile	Mobile, AL	OC	2033	79,212	3,718,582	1.6%	46.94
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,644,531	1.6%	26.47
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	3,623,321	1.6%	36.21
DOT - Lakewood	Lakewood, CO	O	2024	122,225	3,481,840	1.5%	28.49
FBI - Birmingham	Birmingham, AL	O	2020	96,278	3,261,286	1.4%	33.87
VA - Chico	Chico, CA	OC	2034	51,647	3,133,770	1.4%	60.68
OSHA - Sandy	Sandy, UT	L	2024	75,000	3,011,090	1.3%	40.15
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,006,955	1.3%	30.46
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,004,864	1.3%	44.97
FDA - College Park	College Park, MD	L	2029	80,677	2,987,051	1.3%	37.02
USFS I - Albuquerque	Albuquerque, NM	O	2021	92,455	2,925,947	1.3%	31.65
DEA - Vista	Vista, CA	L	2020	54,119	2,811,893	1.2%	51.96
SSA - Charleston	Charleston, WV	O	2024	110,000	2,779,647	1.2%	25.27
FBI - Richmond	Richmond, VA	O	2041	96,607	2,776,810	1.2%	28.74
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,767,009	1.2%	38.92
JUD - Del Rio	Del Rio, TX	C/O	2024	89,880	2,708,959	1.2%	30.14
FBI - Albany	Albany, NY	O	2035	98,184	2,695,916	1.2%	27.46
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,688,256	1.2%	63.28
VA - Northeast	Northeast	OC	2034	56,330	2,685,835	1.2%	47.68
JUD - El Centro	El Centro, CA	C/O	2034	43,345	2,651,832	1.1%	61.18
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,480,269	1.1%	29.64
DEA - Sterling	Sterling, VA	L	2020	49,692	2,462,237	1.1%	49.55
DEA - Dallas Lab	Dallas, TX	L	2021	49,723	2,442,882	1.1%	49.13
JUD - Charleston	Charleston, SC	C/O	2020	50,888	2,408,114	1.0%	47.32
DHA - Aurora (7)	Aurora, CO	O	2034	101,285	2,307,291	1.0%	22.78
DEA - Upper Marlboro	Upper Marlboro, MD	L	2022	50,978	2,294,520	1.0%	45.01
FBI - Little Rock	Little Rock, AR	O	2021	101,977	2,261,585	1.0%	22.18
MEPCOM - Jacksonville	Jacksonville, FL	O	2025	30,000	2,204,619	1.0%	73.49
CBP - Savannah	Savannah, GA	L	2033	35,000	2,148,399	0.9%	61.38
DOE - Lakewood	Lakewood, CO	O	2029	115,650	2,084,275	0.9%	18.02
DEA - Santa Ana	Santa Ana, CA	O	2024	39,905	1,875,725	0.8%	47.00

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Rentable Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased (Cont.)
ICE - Otay	San Diego, CA	O	2022 / 2026	52,881	1,814,725	0.8%	36.69
NPS - Omaha	Omaha, NE	O	2024	62,772	1,767,746	0.8%	28.16
VA - Golden	Golden, CO	O/W	2026	56,753	1,743,712	0.8%	30.72
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,711,890	0.7%	28.75
DEA - Dallas	Dallas, TX	O	2021	71,827	1,678,276	0.7%	23.37
CBP - Sunburst	Sunburst, MT	O	2028	33,000	1,615,847	0.7%	48.97
DEA - Otay (8)	San Diego, CA	O	2020	32,560	1,541,944	0.7%	47.36
DEA - Birmingham (9)	Birmingham, AL	O	2020	35,616	1,510,352	0.7%	42.41
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,485,961	0.6%	31.63
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,443,342	0.6%	38.01
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,439,682	0.6%	22.58
DEA - Albany	Albany, NY	O	2025	31,976	1,356,513	0.6%	42.42
DEA - Riverside	Riverside, CA	O	2032	34,354	1,246,340	0.5%	36.28
SSA - Dallas	Dallas, TX	O	2020	27,200	1,074,520	0.5%	39.50
ICE - Pittsburgh (10)	Pittsburgh, PA	O	2022 / 2023	33,425	800,086	0.3%	31.69
VA - Baton Rouge	Baton Rouge, LA	OC	2024	30,000	796,498	0.3%	26.55
JUD - South Bend	South Bend, IN	C/O	2027	30,119	761,014	0.3%	25.27
DEA - San Diego	San Diego, CA	W	2032	16,100	537,427	0.2%	33.38
SSA - Mission Viejo	Mission Viejo, CA	O	2020	11,590	473,290	0.2%	40.84
DEA - Bakersfield	Bakersfield, CA	O	2021	9,800	370,790	0.2%	37.84
SSA - San Diego	San Diego, CA	O	2032	10,856	340,050	0.1%	33.81
Subtotal				6,725,334	$229,933,441	99.6%	$34.31
Privately Leased
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	105,641	543,046	0.2%	5.14
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	409,602	0.2%	5.84
Subtotal				175,719	$952,648	0.4%	$5.42
Total / Weighted Average				6,901,053	$230,886,089	100.0%	$33.57
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	The year of lease expiration does not include renewal options.
(3)	Private tenants occupy 15,374 rentable square feet.
(4)	Private tenants occupy 49,544 rentable square feet.
(5)	Private tenants occupy 2,987 rentable square feet.
(6)	A private tenant occupies 21,609 rentable square feet.
(7)	15,215 square feet at DHA – Aurora were excluded from total rentable square feet as the Company attributed no value to this space at acquisition.
(8)	ICE occupies 5,813 rentable square feet.
(9)	The ATF occupies 8,680 rentable square feet.
(10)	A private tenant occupies 3,854 rentable square feet.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 15.5 years as of June 30, 2020), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place as of June 30, 2020:

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2020	16	647,380	9.4%	$24,339,339	10.5%	$37.60
2021	12	834,588	12.1%	24,881,316	10.8%	29.81
2022	7	124,523	1.8%	4,835,037	2.1%	38.83
2023	8	226,956	3.3%	6,276,093	2.7%	27.65
2024	10	727,374	10.6%	23,031,097	10.0%	31.66
2025	11	369,119	5.4%	12,476,337	5.4%	33.80
2026	3	157,011	2.3%	4,807,312	2.1%	30.62
2027	6	495,529	7.2%	17,554,882	7.6%	35.43
2028	8	783,003	11.4%	16,081,277	7.0%	20.54
2029	4	417,682	6.1%	11,196,126	4.8%	26.81
Thereafter	22	2,094,024	30.4%	85,407,273	37.0%	40.79
Total / Weighted Average	107	6,877,189	100.0%	$230,886,089	100.0%	$33.57

(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of June 30, 2020, 18 tenants occupying approximately 4.5% of our rentable square feet and contributing approximately 4.0% of our annualized lease income have exercisable rights to terminate their lease before the stated term of their respective lease expires.

Information about our development properties as of June 30, 2020 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term		Estimated Rentable Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year		162,000
FDA - Lenexa	Lenexa, KS	Food and Drug Administration	L	20-year	(2)	59,690
Total						221,690
(1)	L=Laboratory.
(2)	The 20-year lease term includes a firm term of 15 years and a soft term of five years.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2020 and 2019

The financial information presented below summarizes the results of operations of the Company for the three months ended June 30, 2020 and 2019 (amounts in thousands).

	For the three months ended June 30,
	2020	2019	Change
Revenues
Rental income	$59,550	$50,513	$9,037
Tenant reimbursements	435	1,655	(1,220)
Other income	541	581	(40)
Total revenues	60,526	52,749	7,777
Expenses
Property operating	10,915	10,934	(19)
Real estate taxes	6,617	5,465	1,152
Depreciation and amortization	23,654	22,967	687
Acquisition costs	668	452	216
Corporate general and administrative	5,505	4,667	838
Total expenses	47,359	44,485	2,874
Other income (expense)
Interest expense	(9,004)	(8,018)	(986)
Gain on sale of operating property	—	6,245	(6,245)
Net income	$4,163	$6,491	$(2,328)

Revenues

Total revenues consist primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenues increased by $7.8 million to $60.5 million for the three months ended June 30, 2020 compared to $52.7 million for the three months ended June 30, 2019. The increase is primarily attributable to an increase of $8.6 million of revenues from the seven operating properties acquired and one development property placed in service since June 30, 2019, as well as a full period of operations from the two operating properties acquired during the three months ended June 30, 2019, offset by one property disposed of in the second quarter of 2019.  This increase is further offset by a $1.3 million decrease in tenant project reimbursements and the associated project management income.

Expenses

Total expenses increased by $2.9 million to $47.4 million for the three months ended June 30, 2020 compared to $44.5 million for the three months ended June 30, 2019. The increase is primarily attributable to an increase of $5.4 million in property operating expenses, real estate taxes, and depreciation and amortization associated with the seven operating properties acquired and one development property placed in service since June 30, 2019, as well as a full period of operations from the two operating properties acquired during the three months ended June 30, 2019, offset by one property disposed of in the second quarter of 2019. The increase is further offset by a $2.3 million decrease in depreciation related to the timing of intangible amortization, and a $1.2 million decrease in expenses associated with tenant project reimbursements. Acquisition costs and corporate general and administrative costs also increased by $1.1 million, primarily due to an increase in employee costs.

Interest Expense

Interest expense increased by $1.0 million to $9.0 million for the three months ended June 30, 2020 compared to $8.0 million for the three months ended June 30, 2019. The increase is primarily due to additional interest expense of $2.6 million attributable to the $275.0 million of fixed rate, senior unsecured notes issued in the third quarter of 2019. This increase is offset by a $1.8 million decrease in interest owed on our revolving credit facility primarily due to a decrease in the weighted average interest rate from 3.76% and weighted average borrowings of $239.5 million during the three months ended June 30, 2019 to a weighted average interest rate of 1.87% and weighted average borrowings of $71.5 million during the three months ended June 30, 2020.

Gain on the sale of operating property

On May 8, 2019, we sold CBP – Chula Vista to a third party. Net proceeds from the sale of operating property were approximately $19.9 million and we recognized a full gain on the sale of operating property of approximately $6.2 million for the three months ended June 30, 2019.

Comparison of Results of Operations for the six months ended June 30, 2020 and 2019

The financial information presented below summarizes the results of operations of the Company for the six months ended June 30, 2020 and 2019 (amounts in thousands).

	For the six months ended June 30,
	2020	2019	Change
Revenues
Rental income	$116,133	$99,001	$17,132
Tenant reimbursements	1,587	3,239	(1,652)
Other income	1,024	1,116	(92)
Total revenues	118,744	103,356	15,388
Expenses
Property operating	22,173	20,897	1,276
Real estate taxes	13,179	11,220	1,959
Depreciation and amortization	47,210	45,418	1,792
Acquisition costs	1,206	922	284
Corporate general and administrative	10,988	8,984	2,004
Total expenses	94,756	87,441	7,315
Other income (expense)
Interest expense	(17,907)	(16,150)	(1,757)
Gain on sale of operating property	—	6,245	(6,245)
Net income	$6,081	$6,010	$71

Revenues

Total revenues consist primarily of rental income from our properties, tenant reimbursements for real estate taxes and certain other expenses, and project management income.

Total revenues increased by $15.4 million to $118.7 million for the six months ended June 30, 2020 compared to $103.4 million for the six months ended June 30, 2019. The increase is primarily attributable to an increase of $17.1 million of revenues from the seven operating properties acquired and one development property placed in service since June 30, 2019, as well as a full period of operations from the five operating properties acquired during the six months ended June 30, 2019, offset by one property disposed of in the second quarter of 2019.  This increase is further offset by a $1.7 million decrease in tenant project reimbursements and the associated project management income.

Expenses

Total expenses increased by $7.3 million to $94.8 million for the six months ended June 30, 2020 compared to $87.4 million for the six months ended June 30, 2019. The increase is primarily attributable to an increase of $10.6 million in property operating expenses, real estate taxes, and depreciation and amortization associated with the seven operating properties acquired and one development property placed in service since June 30, 2019, as well as a full period of operations from the five operating properties acquired during the six months ended June 30, 2019, offset by one property disposed of in the second quarter of 2019. The increase is further offset by a $4.0 million decrease in depreciation related to the timing of intangible amortization, and a $1.6 million decrease in expenses associated with tenant project reimbursements. Acquisition costs and corporate general and administrative costs also increased by $2.3 million, primarily due to an increase in employee costs.

Interest Expense

Interest expense increased by $1.8 million to $17.9 million for the six months ended June 30, 2020 compared to $16.2 million for the six months ended June 30, 2019. The increase is primarily due to additional interest expense of $5.3 million attributable to the $275.0 million of fixed rate, senior unsecured notes issued in the third quarter of 2019. This increase is offset by a $3.9 million decrease in interest owed on our revolving credit facility primarily due to a decrease in the weighted average interest rate from 3.76%

and weighted average borrowings of $240.6 million during the six months ended June 30, 2019 to a weighted average interest rate of 1.96% and weighted average borrowings of $40.6 million during the six months ended June 30, 2020.

Gain on the sale of operating property

On May 8, 2019, we sold CBP – Chula Vista to a third party. Net proceeds from the sale of operating property were approximately $19.9 million and we recognized a full gain on the sale of operating property of approximately $6.2 million for the six months ended June 30, 2019.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At June 30, 2020, we had $8.9 million available in cash and cash equivalents and there was $450.0 million available under our revolving credit facility.

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

Equity

ATM Programs

On each of March 4, 2019 and December 20, 2019, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million and $300.0 million, respectively, from time to time, which we refer to herein as the ATM Programs, in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.  The ATM Programs implemented on March 4, 2019 and December 20, 2019 are referred to as the “March 2019 ATM Program” and “December 2019 ATM Program” respectively.

Under each of the ATM Programs, we may also enter into one or more forward transactions under separate master forward sale confirmations and related supplemental confirmations with each of Citibank, N.A., Bank of Montreal, Jefferies LLC, Raymond James & Associates, Inc., Royal Bank of Canada and Wells Fargo Bank, National Association, for the sale of shares of our common stock on a forward basis.

The following table sets forth certain information with respect to sales made under each of the ATM Programs as of June 30, 2020 (amounts in thousands, except share amounts):

	March 2019 ATM Program		December 2019 ATM Program
For the Three Months Ended:	Number of Shares Sold(1)	Net Proceeds(1)	Number of Shares Sold(1)	Net Proceeds(1)

March 31, 2020	200,000	$4,835	—	$—
June 30, 2020	3,920,992	88,939	551,200	14,455
Total	4,120,992	$93,774	551,200	$14,455
(1)

As of June 30, 2020, we had entered into forward sales transactions under the March 2019 ATM Program and December 2019 ATM program for the sale of an additional 3,348,429 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from April 2021 to June 2021. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $25.99 per share, we expect to receive net proceeds of approximately $87.0 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. We accounted for the forward sale agreements as equity.

We have used the net proceeds received from such sales for general corporate purposes. As of June 30, 2020, we had approximately $204.4 million of gross sales of our common stock available under the December 2019 ATM Program and no remaining availability under the March 2019 ATM Program.

Contribution of Property for Common Units

On March 26, 2020, we acquired FBI / DEA – El Paso for which we paid, as partial consideration, 870,730 common units. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act. In connection with this acquisition, we entered into a tax protection agreement, under which we agreed to indemnify the contributors for any taxes incurred as a result of a taxable sale of such property for a period of four years. We also agreed in the tax protection agreement with the contributors to use the “traditional method” of making allocation under Section 704(c) of the Internal Revenue Code of 1986, as amended, for the four-year period.

Debt

The following table sets forth certain information with respect to our outstanding indebtedness as of June 30, 2020 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	June 30, 2020	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$—	L + 130bps	June 2022 (3)
Total revolving credit facility	—

Term loan facilities:
2016 term loan facility	100,000	2.67% (4)	March 2024
2018 term loan facility	150,000	3.96% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,216)
Total term loan facilities, net	248,784

Senior unsecured notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
Total notes payable	450,000
Less: Total unamortized deferred financing fees	(2,952)
Total notes payable, net	447,048

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (6)	October 2023
VA – Golden	9,096	5.00% (6)	April 2024
MEPCOM – Jacksonville	8,457	4.41% (6)	October 2025
USFS II – Albuquerque	16,086	4.46% (6)	July 2026
ICE – Charleston	16,792	4.21% (6)	January 2027
VA – Loma Linda	127,500	3.59% (6)	July 2027
CBP – Savannah	12,376	3.40% (6)	July 2033
Total mortgage notes payable	206,007
Less: Total unamortized deferred financing fees	(1,542)
Less: Total unamortized premium/discount	159
Total mortgage notes payable, net	204,624

Total debt	$900,456
(1)

At June 30, 2020, the one-month LIBOR (“L”) was 0.16%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of the $450.0 million senior unsecured revolving credit facility, which we refer to herein as our revolving credit facility, the $150.0 million senior unsecured term loan facility, which we refer to herein as our 2018 term loan facility, and the $100.0 million senior unsecured term loan facility, which we refer to herein as our 2016 term loan facility, is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $450.0 million at June 30, 2020 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

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

Our revolving credit facility, term loan facilities, senior unsecured notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2020, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of June 30, 2020 (dollar amounts in thousands):

Debt Capital Structure	June 30, 2020
Total principal outstanding	$906,007
Weighted average maturity	7.6 years
Weighted average interest rate	3.7%
% Variable debt	1.7%
% Fixed debt (1)	98.3%
% Secured debt	22.8%
(1)	Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2020	April 29, 2020	May 14, 2020	June 25, 2020	$0.26
Q2 2020	July 29, 2020	August 13, 2020	September 11, 2020	$0.26
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

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2020.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the operating expenses that are passed through to our tenants and by contractual rent increases. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flows

The following table sets forth a summary of cash flows for the six months ended June 30, 2020 and 2019 (amounts in thousands):

	For the six months ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$75,594	$38,433
Investing activities	(139,586)	(273,638)
Financing activities	61,860	239,021

Operating Activities

The Company generated $75.6 million and $38.4 million of cash from operating activities during the six months ended June 30, 2020 and 2019, respectively. Net cash provided by operating activities for the six months ended June 30, 2020 includes $50.7 million in net cash from rental activities net of expenses and $24.9 million related to the change in rents receivable, accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the six months ended June 30, 2019 includes a $42.3 million increase in net cash from rental activities net of expenses, offset by $3.9 million related to the change in rents receivable, accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, and accounts payable, accrued expenses and other liabilities.

Investing Activities

The Company used $139.6 million and $273.6 million in cash for investing activities during the six months ended June 30, 2020 and 2019, respectively. Net cash used in investing activities for the six months ended June 30, 2020 includes $101.4 million in real estate acquisitions, $29.3 million in additions to development properties and $8.8 million in additions to operating properties. Net cash used in investing activities for the six months ended June 30, 2019 includes $257.6 million in real estate acquisitions, $33.8 million in additions to development properties and $2.2 million in additions to operating properties, offset by $19.9 million in proceeds from the sale of CBP – Chula Vista in the second quarter of 2019.

Financing Activities

The Company generated $61.9 million and $239.0 million in cash from financing activities during the six months ended June 30, 2020 and 2019, respectively. Net cash generated by financing activities for the six months ended June 30, 2020 includes $116.5 million in draws under our revolving credit facility and $109.3 million in gross proceeds from issuances of shares of our common stock, offset by $116.5 million in net pay downs under our revolving credit facility, $44.4 million in dividend payments, $1.7 million in mortgage notes payable repayment and $1.3 million in payment of offering costs. Net cash generated by financing activities for the six months ended June 30, 2019 includes $287.0 million in draws under our revolving credit facility and $158.1 million in gross proceeds from issuances of shares of our common stock, offset by $159.8 million in net pay downs under our revolving credit facility, $38.7 million in dividend payments, $5.9 million in payment of offering costs and $1.7 million in mortgage notes payable repayment.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income	$4,163	$6,491	$6,081	$6,010
Depreciation and amortization	23,654	22,967	47,210	45,418
Gain on sale of operating property	—	(6,245)	—	(6,245)
FFO	27,817	23,213	53,291	45,183
Adjustments to FFO:
Acquisition costs	668	452	1,206	922
Straight-line rent and other non-cash adjustments	(620)	(592)	(1,329)	(1,566)
Amortization of above-/below-market leases	(1,527)	(1,515)	(3,048)	(3,244)
Amortization of deferred revenue	(697)	(67)	(1,394)	(134)
Non-cash interest expense	360	323	718	645
Non-cash compensation	1,021	697	2,021	1,431
FFO, as Adjusted	$27,022	$22,511	$51,465	$43,237

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of June 30, 2020, $890.3 million, or 98.3% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $15.7 million, or 1.7% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by less than $0.1 million annually.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of June 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Easterly Government Properties, Inc.

Date: August 4, 2020	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: August 4, 2020	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)