Form 10-Q
period 2020-09-30
Easterly Government Properties, Inc.
filed 2020-11-02
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

   As of October 26, 2020, the registrant had 81,231,365 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	September 30, 2020	December 31, 2019
Assets
Real estate properties, net	$2,130,984	$1,988,726
Cash and cash equivalents	9,037	12,012
Restricted cash	4,837	3,537
Deposits on acquisitions	1,550	1,800
Rents receivable	49,158	27,788
Accounts receivable	13,580	15,820
Deferred financing, net	1,216	1,749
Intangible assets, net	162,576	168,625
Interest rate swaps	—	541
Prepaid expenses and other assets	23,654	13,991
Total assets	$2,396,592	$2,234,589
Liabilities
Term loan facilities, net	248,875	248,602
Notes payable, net	447,109	446,927
Mortgage notes payable, net	203,768	206,312
Intangible liabilities, net	27,225	24,578
Deferred revenue	94,175	54,659
Interest rate swaps	14,176	5,837
Accounts payable, accrued expenses and other liabilities	61,109	47,833
Total liabilities	1,096,437	1,034,748

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 81,220,115 and 74,832,292 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	812	748
Additional paid-in capital	1,405,513	1,257,319
Retained earnings	29,631	20,004
Cumulative dividends	(270,531)	(210,760)
Accumulated other comprehensive loss	(12,570)	(4,690)
Total stockholders’ equity	1,152,855	1,062,621
Non-controlling interest in Operating Partnership	147,300	137,220
Total equity	1,300,155	1,199,841
Total liabilities and equity	$2,396,592	$2,234,589

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues
Rental income	$59,843	$53,382	$175,976	$152,383
Tenant reimbursements	682	3,369	2,269	6,608
Other income	606	838	1,630	1,954
Total revenues	61,131	57,589	179,875	160,945
Expenses
Property operating	12,313	13,408	34,486	34,305
Real estate taxes	6,803	6,008	19,982	17,228
Depreciation and amortization	23,522	23,299	70,732	68,717
Acquisition costs	467	519	1,673	1,441
Corporate general and administrative	4,577	5,298	15,565	14,282
Total expenses	47,682	48,532	142,438	135,973
Other income (expense)
Interest expense, net	(8,628)	(8,454)	(26,535)	(24,604)
Gain on the sale of operating property	—	—	—	6,245
Net income	4,821	603	10,902	6,613
Non-controlling interest in Operating Partnership	(557)	(54)	(1,275)	(838)
Net income available to Easterly Government Properties, Inc.	$4,264	$549	$9,627	$5,775
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.05	$0.01	$0.12	$0.08
Diluted	$0.05	$0.01	$0.12	$0.08
Weighted-average common shares outstanding
Basic	80,334,976	71,444,448	77,144,791	67,010,162
Diluted	80,928,844	71,828,991	77,745,370	67,332,670
Dividends declared per common share	$0.26	$0.26	$0.78	$0.78

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income	$4,821	$603	$10,902	$6,613
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps, net	1,232	(1,807)	(8,880)	(9,997)
Other comprehensive income (loss)	1,232	(1,807)	(8,880)	(9,997)
Comprehensive income (loss)	6,053	(1,204)	2,022	(3,384)
Non-controlling interest in Operating Partnership	(557)	(54)	(1,275)	(838)
Other comprehensive (income) loss attributable to non-controlling interest	(184)	165	1,000	1,192
Comprehensive income (loss) attributable to Easterly Government Properties, Inc.	$5,312	$(1,093)	$1,747	$(3,030)

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$10,902	$6,613
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	70,732	68,717
Straight line rent	(2,106)	(1,676)
Amortization of above- / below-market leases	(4,499)	(4,761)
Amortization of unearned revenue	(2,138)	(310)
Amortization of loan premium / discount	(59)	(60)
Amortization of deferred financing costs	1,137	1,035
Amortization of lease inducements	661	—
Gain on sale of operating property	—	(6,245)
Non-cash compensation	3,056	2,145
Other	46	—
Net change in:
Rents receivable	(19,261)	(3,147)
Accounts receivable	2,240	(4,104)
Prepaid expenses and other assets	(10,823)	(3,624)
Deferred revenue associated with operating leases	41,654	52,315
Accounts payable, accrued expenses and other liabilities	17,083	12,479
Net cash provided by operating activities	108,625	119,377
Cash flows from investing activities
Real estate acquisitions and deposits	(130,107)	(326,958)
Additions to operating properties	(12,954)	(4,627)
Additions to development properties	(38,255)	(44,872)
Proceeds from sale of operating property, net	—	19,943
Net cash used in investing activities	(181,316)	(356,514)
Cash flows from financing activities
Payment of deferred financing costs	—	(1,888)
Issuance of common shares	143,201	226,595
Credit facility draws	183,500	337,000
Credit facility repayments	(183,500)	(471,750)
Issuance of notes payable	—	275,000
Repayments of mortgage notes payable	(2,635)	(2,530)
Dividends and distributions paid	(67,884)	(60,107)
Payment of offering costs	(1,666)	(6,681)
Net cash provided by financing activities	71,016	295,639
Net increase (decrease) in Cash and cash equivalents and Restricted cash	(1,675)	58,502
Cash and cash equivalents and Restricted cash, beginning of period	15,549	11,105
Cash and cash equivalents and Restricted cash, end of period	$13,874	$69,607

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the nine months ended September 30,
	2020	2019
Cash paid for interest, net of capitalized interest	$26,356	$21,595
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$2,318	$764
Additions to development properties accrued, not paid	8,309	12,715
Financing costs accrued, not paid	—	109
Offering costs accrued, not paid	30	58
Deferred asset acquisition costs accrued, not paid	70	188
Unrealized loss on interest rate swaps, net	(8,880)	(9,997)
Properties acquired for Common Units	21,550	—
Contingent consideration accrued, not paid	336	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(3,076)	$(5,015)
Common stock	2	3
Additional paid-in capital	3,074	5,012
Total	$—	$—

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

We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of September 30, 2020, we wholly owned 76 operating properties in the United States, encompassing approximately 7.0  rentable million square feet in the aggregate, including 73 operating properties that were leased primarily to U.S. Government tenant agencies, two operating properties that were entirely leased to private tenants and one operating property available to be leased. As of September 30, 2020, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total rentable square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million rentable square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership. We owned approximately 88.7% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at September 30, 2020. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2020, and the consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 and the consolidated cash flows for the nine months ended September 30, 2020 and 2019. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

3. Real Estate and Intangibles

Acquisitions

During the nine months ended September 30, 2020, we acquired five operating properties in asset acquisitions, consisting of DHA – Aurora, FBI / DEA – El Paso, VA – Mobile, VA – Chico and FBI – Mobile for an aggregate purchase price of $150.4 million. We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$17,754
Building	114,540
Acquired tenant improvements	4,394
Total real estate	136,688
Intangible assets
In-place leases	10,361
Acquired leasing commissions	5,645
Above-market leases	6,553
Total intangible assets	22,559
Intangible liabilities
Below-market leases	(8,491)
Total intangible liabilities	(8,491)
Accounts payable, accrued expenses and other liabilities
Contingent consideration	(336)
Purchase price	$150,420

We did not assume any debt upon acquisition of these properties. The intangible assets and liabilities of operating properties acquired during the nine months ended September 30, 2020 have a weighted average amortization period of 9.68 years as of September 30, 2020. During the nine months ended September 30, 2020, we included $7.1 million of revenues and $2.2 million of net income in our Consolidated Statements of Operations related to the operating properties acquired.

During the nine months ended September 30, 2020, we incurred $1.7 million of acquisition-related expenses mainly consisting of internal costs associated with property acquisitions.

Development Placed in Service

On September 25, 2020, the FDA – Lenexa development project was substantially completed and a 20-year lease commenced with the GSA for the beneficial use of the Food and Drug Administration (“FDA”).

Consolidated Real Estate and Intangibles

In addition to the operating property acquisitions and development property placed in service, we acquired a 597,426 square foot parcel of land in Lincoln, Nebraska, which is adjacent to our USCIS – Lincoln facility, during the nine months ended September 30, 2020.

Real estate and intangibles consisted of the following as of September 30, 2020 (amounts in thousands):

Total
Real estate properties, net
Land	$212,924
Building and improvements	2,018,657
Acquired tenant improvements	73,248
Construction in progress	25,430
Accumulated depreciation	(199,275)
Total Real estate properties, net	2,130,984
Intangible assets, net
In-place leases	250,584
Acquired leasing commissions	58,331
Above market leases	17,607
Accumulated amortization	(163,946)
Total Intangible assets, net	162,576
Intangible liabilities, net
Below market leases	(73,950)
Accumulated amortization	46,725
Total Intangible liabilities, net	$(27,225)

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of September 30, 2020 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2020	$423	$(1,819)
2021	1,514	(5,832)
2022	1,424	(4,223)
2023	1,400	(4,024)
2024	1,314	(2,877)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Debt

At September 30, 2020, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2020	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$—	L + 125bps	June 2022 (3)
Total revolving credit facility	—

Term loan facilities:
2016 term loan facility	100,000	2.62% (4)	March 2024
2018 term loan facility	150,000	3.91% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,125)
Total term loan facilities, net	248,875

Senior unsecured notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
Total notes payable	450,000
Less: Total unamortized deferred financing fees	(2,891)
Total notes payable, net	447,109

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (6)	October 2023
VA – Golden	9,054	5.00% (6)	April 2024
MEPCOM – Jacksonville	8,208	4.41% (6)	October 2025
USFS II – Albuquerque	16,001	4.46% (6)	July 2026
ICE – Charleston	16,472	4.21% (6)	January 2027
VA – Loma Linda	127,500	3.59% (6)	July 2027
CBP – Savannah	12,184	3.40% (6)	July 2033
Total mortgage notes payable	205,119
Less: Total unamortized deferred financing fees	(1,491)
Less: Total unamortized premium/discount	140
Total mortgage notes payable, net	203,768

Total debt	$899,752
(1)

At September 30, 2020, the one-month LIBOR (“L”) was 0.15%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of the $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), the $150.0 million senior unsecured term loan facility (our “2018 term loan facility”) and the $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $450.0 million at September 30, 2020 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.62% annually, based on the Company’s consolidated leverage ratio, as defined in our 2016 term loan facility agreement.

(5)

Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 3.91% annually, based on the Company’s consolidated leverage ratio, as defined in our 2018 term loan facility agreement.

(6)

Effective interest rates are as follows: DEA – Pleasanton 1.80%, VA – Golden 5.03%, MEPCOM – Jacksonville 3.89%, USFS II Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.

Financial Covenant Considerations

As of September 30, 2020, we were in compliance with all financial and other covenants related to our revolving credit facility, 2016 term loan facility, 2018 term loan facility, senior unsecured notes payable and mortgage notes payable.

Fair Value of Debt

As of September 30, 2020, the fair value of our 2016 term loan facility was determined by considering the variable interest rate and credit spreads. We deem the fair value of our 2016 term loan facility as a Level 3 measurement. At September 30, 2020, the fair value of our 2016 term loan facility was $99.5 million.

As of September 30, 2020, the fair value of our 2018 term loan facility was determined by considering the variable interest rate and credit spreads. We deem the fair value of our 2018 term loan facility as a Level 3 measurement. At September 30, 2020, the fair value of our 2018 term loan facility was $149.4 million.

As of September 30, 2020, the fair value of our senior unsecured notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our senior unsecured notes payable instruments as a Level 3 measurement. At September 30, 2020, the fair value of our senior unsecured notes payable was $508.8 million.

As of September 30, 2020, the fair value of our mortgage notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage notes payable instruments as a Level 3 measurement. At September 30, 2020, the fair value of our mortgage notes payable was $224.0 million.

5. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of September 30, 2020 (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	1.41%	One-Month LIBOR	March 29, 2017	September 29, 2023	$(3,774)
$150,000	2.71%	One-Month LIBOR	December 13, 2018	June 19, 2023	$(10,402)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet (amounts in thousands):

Balance Sheet Line Item	As of September 30, 2020
Interest rate swaps - Asset	$—
Interest rate swaps - Liability	$(14,176)

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

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Unrealized loss recognized in AOCI	$(60)	$(1,774)	$(11,643)	$(9,601)
Gain (loss) reclassified from AOCI into interest expense	(1,292)	33	(2,763)	396

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.  As of September 30, 2020, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.7 million. As of September 30, 2020, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $14.7 million.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2020 were classified as Level 2 of the fair value hierarchy.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of September 30, 2020
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$—	$—
Interest rate swaps - Liability	$—	$(14,176)	$—

7. Equity

The following table summarizes the changes in the Company’s stockholders’ equity for the three months ended September 30, 2020 and 2019 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended September 30, 2020
Balance at June 30, 2020	79,655,374	$797	$1,371,293	$25,367	$(249,811)	$(13,618)	$149,004	$1,283,032
Stock based compensation	—	—	247	—	—	—	788	1,035
Dividends and distributions paid ($0.26 per share)	—	—	—	—	(20,720)	—	(2,761)	(23,481)
Redemption of common units for shares of common stock	88,750	1	1,263	—	—	—	(1,264)	—
Issuance of common stock	1,475,991	14	33,502	—	—	—	—	33,516
Unrealized loss on interest rate swaps, net	—	—	—	—	—	1,048	184	1,232
Net income	—	—	—	4,264	—	—	557	4,821
Allocation of non-controlling interest in Operating Partnership	—	—	(792)	—	—	—	792	—
Balance at September 30, 2020	81,220,115	$812	$1,405,513	$29,631	$(270,531)	$(12,570)	$147,300	$1,300,155
Three months ended September 30, 2019
Balance at June 30, 2019	69,601,138	$696	$1,155,327	$18,023	$(172,642)	$(4,751)	$141,272	$1,137,925
Stock based compensation	—	—	223	—	—	—	491	714
Dividends and distributions paid ($0.26 per share)	—	—	—	—	(18,835)	—	(2,563)	(21,398)
Redemption of common units for shares of common stock	245,125	2	3,508	—	—	—	(3,510)	—
Issuance of common stock	3,493,413	35	67,665	—	—	—	—	67,700
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(1,642)	(165)	(1,807)
Net income	—	—	—	549	—	—	54	603
Allocation of non-controlling interest in Operating Partnership	—	—	(1,694)	—	—	—	1,694	—
Balance at September 30, 2019	73,339,676	$733	$1,225,029	$18,572	$(191,477)	$(6,393)	$137,273	$1,183,737

The following table summarizes the changes in the Company’s stockholders’ equity for the nine months ended September 30, 2020 and 2019 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Nine months ended September 30, 2020
Balance at December 31, 2019	74,832,292	$748	$1,257,319	$20,004	$(210,760)	$(4,690)	$137,220	$1,199,841
Stock based compensation	—	—	712	—	—	—	2,344	3,056
Dividends and distributions paid ($0.78 per share)	—	—	—	—	(59,771)	—	(8,113)	(67,884)
Grant of unvested restricted stock	21,930	1	(1)	—	—	—	—	—
Redemption of common units for shares of common stock	217,710	2	3,074	—	—	—	(3,076)	—
Issuance of common stock	6,148,183	61	141,509	—	—	—	—	141,570
Contribution of Property for common units	—	—	—	—	—	—	21,550	21,550
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(7,880)	(1,000)	(8,880)
Net income	—	—	—	9,627	—	—	1,275	10,902
Allocation of non-controlling interest in Operating Partnership	—	—	2,900	—	—	—	(2,900)	—
Balance at September 30, 2020	81,220,115	$812	$1,405,513	$29,631	$(270,531)	$(12,570)	$147,300	$1,300,155
Nine months ended September 30, 2019
Balance at December 31, 2018	60,849,206	$608	$1,017,415	$12,831	$(139,103)	$2,412	$131,090	$1,025,253
Cumulative effect adjustment related to adoption of Leases (Topic 842)	—	—	—	(34)	—	—	—	(34)
Stock based compensation	—	—	617	—	—	—	1,528	2,145
Dividends and distributions paid ($0.78 per share)	—	—	—	—	(52,374)	—	(7,733)	(60,107)
Grant of unvested restricted stock	89,961	1	(1)	—	—	—	—	—
Redemption of common units for shares of common stock	339,929	3	5,012	—	—	—	(5,015)	—
Issuance of common stock	12,060,580	121	219,743	—	—	—	—	219,864
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(8,805)	(1,192)	(9,997)
Net income	—	—	—	5,775	—	—	838	6,613
Allocation of non-controlling interest in Operating Partnership	—	—	(17,757)	—	—	—	17,757	—
Balance at September 30, 2019	73,339,676	$733	$1,225,029	$18,572	$(191,477)	$(6,393)	$137,273	$1,183,737

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

A summary of the Company’s shares of restricted common stock and LTIP unit awards at September 30, 2020 is as follows:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share	LTIP Units (1)	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2019	92,197	$17.55	284,471	$18.66
Granted	21,930	25.85	235,441	21.17
Vested	(24,236)	18.36	(27,732)	18.34
Forfeited	—	—	—	—
Outstanding, September 30, 2020	89,891	$19.36	492,180	$19.88
(1)	Reflects the number of LTIP units issued to the grantee on the grant date, which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.

The Company recognized $3.1 million in compensation expense related to its shares of restricted common stock and the LTIP unit awards for the nine months ended September 30, 2020. As of September 30, 2020, unrecognized compensation expense for both sets of awards was $6.1 million, which will be amortized over the applicable vesting period.

A summary of dividends declared by the Company’s board of directors per share of common stock and per common unit at the date of record is as follows:
Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2020	April 29, 2020	May 14, 2020	June 25, 2020	$0.26
Q2 2020	July 29, 2020	August 13, 2020	September 11, 2020	$0.26
Q3 2020	October 27, 2020	November 11, 2020	December 11, 2020	$0.26
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

The following table sets forth certain information with respect to sales made under each of the ATM Programs as of September 30, 2020 (amounts in thousands except share amounts):

	March 2019 ATM Program		December 2019 ATM Program
For the Three Months Ended:	Number of Shares Sold(1)	Net Proceeds(1)	Number of Shares Sold(1)	Net Proceeds(1)

March 31, 2020	200,000	$4,835	—	$—
June 30, 2020	3,920,992	88,939	551,200	14,455
September 30, 2020	—	—	1,475,991	33,541
Total	4,120,992	$93,774	2,027,191	$47,996
(1)

As of September 30, 2020, the Company had entered into forward sales transactions under the March 2019 ATM Program and December 2019 ATM Program for the sale of an additional 3,827,455 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, the Company expects to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from April 2021 to September 2021. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $25.88 per share, the Company expects to receive net proceeds of approximately $99.1 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. The Company accounted for the forward sale agreements as equity.

The Company used the net proceeds received from such sales for general corporate purposes. As of September 30, 2020, the Company had approximately $157.9 million of gross sales of its common stock available under the December 2019 ATM Program and no remaining availability under the March 2019 ATM Program.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Numerator
Net income (loss)	$4,821	$603	$10,902	$6,613
Less: Non-controlling interest in Operating Partnership	(557)	(54)	(1,275)	(838)
Net income (loss) available to Easterly Government Properties, Inc.	4,264	549	9,627	5,775
Less: Dividends on participating securities	(72)	(31)	(217)	(88)
Net income (loss) available to common stockholders	$4,192	$518	$9,410	$5,687
Denominator for basic EPS	80,334,976	71,444,448	77,144,791	67,010,162
Dilutive effect of share-based compensation awards	51,495	28,530	54,318	14,487
Dilutive effect of LTIP units (1)	537,446	356,013	514,607	308,021
Dilutive effect of shares issuable under forward sales agreements (2)	4,927	—	31,654	—
Denominator for diluted EPS	80,928,844	71,828,991	77,745,370	67,332,670
Basic EPS	$0.05	$0.01	$0.12	$0.08
Diluted EPS	$0.05	$0.01	$0.12	$0.08
(1)

During the three and nine months ended September 30, 2020, there were approximately 74,481 unvested performance-based LTIP units that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

(2)

During the three and nine months ended September 30, 2020, there were approximately 3,747,232 and 2,397,232 shares, respectively, of underlying unsettled forward sales transactions that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

9. Leases

Lessor

The Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 15.8 years as of September 30, 2020), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

On September 25, 2020, the FDA – Lenexa development project was substantially completed and a 20-year lease commenced with the GSA for the beneficial use of the FDA. Upon completion and their acceptance of work, the U.S. Government is obligated to pay a $41.7 million lump sum reimbursement to the Company for landlord improvements in excess of the U.S. Government’s tenant improvement allowance. The Company recorded the payment as Deferred revenue on the Consolidated Balance Sheet and began amortizing the amount over the life of the lease through Rental income.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of September 30, 2020 (amounts in thousands):

	Payments due by period
	Total	2020	2021	2022	2023	2024	Thereafter
Fixed lease payments	$1,664,872	49,927	185,658	166,821	156,057	143,438	962,971

Lessee

In October 2015, we entered into a sublease agreement for office space in Washington, D.C. with a commencement date of March 2016 and an expiration date of June 2021. We also lease office space in San Diego, CA under an operating lease that commenced in February 2015 and expires in April 2022.

In August 2020, we entered into a lease agreement for office space in Washington, D.C. to replace our existing lease that expires in June 2021. This lease has a commencement date of July 2021 and expiration date of August 2026.

Neither of the commenced leases contain extension options, however they do include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. The Company has elected not to separate lease and nonlease components for both commenced corporate office leases.

As of September 30, 2020, the unamortized balance associated with the Company’s right-of-use operating lease asset and operating lease liability for the Company’s two commenced office leases was $0.5 million. The Company used its incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for the Company’s commenced operating leases for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Operating leases costs	$115	$115	$344	$346

In addition, the maturity of fixed lease payments under the Company’s corporate office leases as of September 30, 2020 is summarized in the table below (amounts in thousands):

	Payments due by period
	Total	2020	2021	2022	2023	2024	Thereafter
Fixed lease payments	$2,383	125	457	278	312	446	765

10. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Tenant	2020	2019	2020	2019

Federal Bureau of Investigation (“FBI”)	$411	$933	$1,022	$2,260
Department of Veteran Affairs (“VA”)	39	593	779	1,172
Food and Drug Administration (“FDA”)	203	1,688	254	3,156
Environmental Protection Agency (“EPA”)	4	26	94	30
Internal Revenue Service (“IRS”)	29	10	77	17
Immigration and Customs Enforcement (“ICE”)	11	41	73	53
U.S. Joint Staff Command (“JSC”)	32	—	73	—
Military Entrance Processing Command (“MEPCOM”)	—	—	66	—
Bureau of the Fiscal Service (“BFS”)	—	11	27	11
General Services Administration - Other	25	—	25	—
National Park Service (“NPS”)	19	—	19	—
Social Security Administration (“SSA”)	—	166	19	182
Customs and Border Protection (“CBP”)	11	14	11	23
Department of Transportation (“DOT”)	3	58	8	66
Patent and Trademark Office (“PTO”)	8	—	8	—
The Judiciary of the U.S. Government (“JUD”)	—	14	1	40
U.S. Citizenship and Immigration Services (“USCIS”)	—	144	—	158
Federal Emergency Management Agency (“FEMA”)	—	61	—	136
Drug Enforcement Administration (“DEA”)	—	—	—	127
U.S. Forest Service (“USFS”)	—	—	—	16
Bonneville Power Administration (“BPA”)	—	—	—	1
U.S. Coast Guard (“USCG”)	—	3	—	3
Other	—	1	—	1
	$795	$3,763	$2,556	$7,452

The balance in Accounts receivable related to tenant construction projects and the associated project management income was $2.1 million as of September 30, 2020 and $4.3 million as of December 31, 2019.

The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects on going as of September 30, 2020 with a duration of greater than one year.

During the three and nine months ended September 30, 2020 and 2019, the Company recognized $0.1 million, $0.5 million, $0.3 million and $0.7 million, respectively, in parking garage income generated from the operations of parking garages situated on the Various GSA – Buffalo property and on the Various GSA – Portland property. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied. The balance in Accounts receivable related to parking garage income was less than $0.1 million as of September 30, 2020, and $0.1 million as of December 31, 2019.

During both the three and nine months ended September 30, 2020, the Company recognized $0.2 million and $0.3 million, respectively, in income for providing COVID-19 related cleaning services to certain tenants. The income falls within the scope of ASC 606 and is recognized over time as the performance obligation is satisfied. The balance in Accounts receivable related to these services was $0.2 million as of September 30, 2020. There was no associated Accounts receivable as of December 31, 2019.

There were no contract assets or liabilities as of September 30, 2020 or December 31, 2019.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or non-governmental tenants. At September 30, 2020, the U.S. Government accounted for approximately 98.5% of our total annualized lease income and non-governmental tenants accounted for the remaining approximately 1.5%.

Nineteen of our 76 operating properties are located in California, accounting for approximately 19.2% of our total leased square feet and approximately 25.6% of our total annualized lease income as of September 30, 2020. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

12. Subsequent Events

For its consolidated financial statements as of September 30, 2020, the Company evaluated subsequent events and noted the following significant events.

Subsequent to September 30, 2020, the Company entered into forward sales transactions under the December 2019 ATM Program for the sale of an additional 768,418 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, the Company expects to physically settle the forward sales transactions no later than October 2021. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $22.25 per share, the Company expects to receive net proceeds of approximately $17.1 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction.

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

We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of September 30, 2020, we wholly owned 76 operating properties in the United States, encompassing approximately 7.0 rentable million square feet in the aggregate, including 73 operating properties that were leased primarily to U.S. Government tenant agencies, two operating properties that were entirely leased to private tenants and one operating property available to be leased. As of September 30, 2020, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total rentable square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million rentable square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 88.7% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of September 30, 2020. We have elected to be taxed as a REIT and we believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

To date, the impact of the COVID-19 pandemic on our business and financial condition has not been significant.  Substantially all of our revenue continues to be generated through the receipt of rental payments from U.S. Government tenant agencies, which accounted for 98.5% of our annualized lease income as of September 30, 2020. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Notwithstanding the recent volatility in the financial markets, we also believe that our capital structure will continue to provide us with the resources, financial flexibility and the capacity to support the continued growth of our business.  Since January 1, 2020, an aggregate of 10,744,056 shares of our common stock have been sold through our March 2019 ATM Program and December 2019 ATM Program (each as described below), including an aggregate of 768,418 shares sold on a forward basis subsequent to the quarter ended September 30, 2020. As of October

26, 2020, there are 4,595,873 shares underlying forward sale transactions that have not yet been settled. Subject to our right to elect net share settlement, the Company expects to physically settle the forward sales transactions between April 2021 and October 2021.  As of September 30, 2020, we also had $450.0 available under our $450.0 million senior unsecured revolving credit facility and none of our outstanding indebtedness is scheduled to mature until 2022.

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

2020 Activity

Acquisitions

On January 7, 2020, the Company acquired a 101,285 square foot Defense Health Agency (“DHA”) mission critical facility in Aurora, Colorado. The building was originally constructed in 1998 and renovated in 2018. The facility is 100% leased to the GSA for the beneficial use of the DHA with a lease expiration of April 2034.

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

On July 16, 2020, the Company acquired a 597,426 square foot parcel of land in Lincoln, Nebraska which is adjacent to our USCIS – Lincoln facility.

On September 18, 2020, the Company acquired a 76,112 square foot FBI facility in Mobile, Alabama. The building was originally constructed in 2001. The facility is 100% leased to the GSA pursuant to a 10-year non-cancelable lease which expires in November 2029.

Development Placed in Service

On September 25, 2020, the FDA – Lenexa development project was substantially completed and a 20-year lease commenced with the GSA for the beneficial use of the Food and Drug Administration (“FDA”).

Operating Properties

As of September 30, 2020, our 76 operating properties were 99% leased with a weighted average annualized lease income per leased square foot of $33.94 and a weighted average age, based on the date of when the property was renovated or built-to-suit, of approximately 13.3 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight-line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our leased operating properties as of September 30, 2020 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,326,040	7.0%	$49.83
Various GSA - Buffalo (3)	Buffalo, NY	O	2020 - 2025	267,768	8,531,273	3.7%	31.86
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,104,091	3.5%	20.07
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,780,764	2.9%	39.99
IRS - Fresno	Fresno, CA	O	2033	180,481	6,632,220	2.8%	36.75
Various GSA - Portland (4)	Portland, OR	O	2020 - 2028	214,103	6,506,806	2.7%	30.39
Various GSA - Chicago (5)	Des Plaines, IL	O	2020 / 2022	224,193	6,276,144	2.7%	27.99
PTO - Arlington	Arlington, VA	O	2035	190,546	6,101,305	2.6%	32.02
VA - San Jose	San Jose, CA	OC	2038	90,085	5,843,957	2.5%	64.87
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,485,256	2.3%	32.35
FBI - San Antonio	San Antonio, TX	O	2021	148,584	5,173,452	2.2%	34.82
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,614,143	1.9%	21.93
FDA - Alameda	Alameda, CA	L	2039	69,624	4,561,039	1.9%	65.51
FBI - Omaha	Omaha, NE	O	2024	112,196	4,426,771	1.9%	39.46
TREAS - Parkersburg	Parkersburg, WV	O	2021	182,500	4,418,656	1.9%	24.21
EPA - Kansas City	Kansas City, KS	L	2023	71,979	4,235,248	1.8%	58.84
VA - South Bend	Mishawaka, IN	OC	2032	86,363	4,037,120	1.7%	46.75
FDA - Lenexa	Lenexa, KS	L	2040	59,690	3,889,134	1.6%	65.16
VA - Mobile	Mobile, AL	OC	2033	79,212	3,868,354	1.6%	48.84
FBI / DEA - El Paso	El Paso, TX	O	2028	203,269	3,865,816	1.6%	19.02
ICE - Charleston (6)	North Charleston, SC	O	2021 / 2027	86,733	3,821,201	1.6%	44.06
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,748,869	1.6%	27.23
FBI - Birmingham	Birmingham, AL	O	2022	96,278	3,727,889	1.6%	38.72
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,639,826	1.5%	26.44
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	3,622,548	1.5%	36.21
DOT - Lakewood	Lakewood, CO	O	2024	122,225	3,480,566	1.5%	28.48
VA - Chico	Chico, CA	OC	2034	51,647	3,170,992	1.3%	61.40
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,066,859	1.3%	31.07
FDA - College Park	College Park, MD	L	2029	80,677	3,011,368	1.3%	37.33
OSHA - Sandy	Sandy, UT	L	2024	75,000	3,008,391	1.3%	40.11
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,006,961	1.3%	45.00
USFS I - Albuquerque	Albuquerque, NM	O	2021	92,455	2,925,947	1.2%	31.65
DEA - Vista	Vista, CA	L	2020	54,119	2,811,893	1.2%	51.96
FBI - Richmond	Richmond, VA	O	2041	96,607	2,776,810	1.2%	28.74
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,746,717	1.2%	38.63
JUD - Del Rio	Del Rio, TX	C/O	2024	89,880	2,708,515	1.1%	30.13
FBI - Albany	Albany, NY	O	2035	98,184	2,695,476	1.1%	27.45
VA - Orange (7)	Orange, CT	OC	2034	56,330	2,685,835	1.1%	47.68
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,683,459	1.1%	63.17
JUD - El Centro	El Centro, CA	C/O	2034	43,345	2,653,366	1.1%	61.22
SSA - Charleston	Charleston, WV	O	2024	110,000	2,625,782	1.1%	23.87
FBI - Mobile	Mobile, AL	O	2029	76,112	2,588,381	1.1%	34.01
DEA - Sterling	Sterling, VA	L	2022	49,692	2,574,759	1.1%	51.81
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,468,134	1.0%	29.50
DEA - Dallas Lab	Dallas, TX	L	2021	49,723	2,442,882	1.0%	49.13
JUD - Charleston	Charleston, SC	C/O	2040	50,888	2,333,282	1.0%	45.85
DHA - Aurora	Aurora, CO	O	2034	101,285	2,307,797	1.0%	22.79
DEA - Upper Marlboro	Upper Marlboro, MD	L	2022	50,978	2,294,520	1.0%	45.01
FBI - Little Rock	Little Rock, AR	O	2021	101,977	2,261,585	1.0%	22.18
MEPCOM - Jacksonville	Jacksonville, FL	O	2025	30,000	2,204,619	0.9%	73.49
CBP - Savannah	Savannah, GA	L	2033	35,000	2,158,730	0.9%	61.68
DOE - Lakewood	Lakewood, CO	O	2029	115,650	2,084,275	0.9%	18.02
DEA - Santa Ana	Santa Ana, CA	O	2024	39,905	1,878,451	0.8%	47.07

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased (Cont.)
ICE - Otay	San Diego, CA	O	2022 / 2026	49,457	1,821,959	0.8%	36.84
NPS - Omaha	Omaha, NE	O	2024	62,772	1,767,157	0.7%	28.15
VA - Golden	Golden, CO	O/W	2026	56,753	1,743,712	0.7%	30.72
DEA - Dallas	Dallas, TX	O	2021	71,827	1,681,772	0.7%	23.41
CBP - Sunburst	Sunburst, MT	O	2028	33,000	1,615,847	0.7%	48.97
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,605,912	0.7%	26.97
DEA - Birmingham (8)	Birmingham, AL	O	2020	35,616	1,585,072	0.7%	44.50
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,485,529	0.6%	31.62
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,468,544	0.6%	23.04
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,446,712	0.6%	38.10
DEA - Albany	Albany, NY	O	2025	31,976	1,356,113	0.6%	42.41
DEA - Riverside	Riverside, CA	O	2032	34,354	1,250,942	0.5%	36.41
SSA - Dallas	Dallas, TX	O	2035	27,200	953,142	0.4%	35.04
ICE - Pittsburgh (9)	Pittsburgh, PA	O	2022 / 2023	25,245	800,086	0.3%	31.69
VA - Baton Rouge	Baton Rouge, LA	OC	2024	30,000	796,236	0.3%	26.54
JUD - South Bend	South Bend, IN	C/O	2027	30,119	757,954	0.3%	25.17
DEA - San Diego	San Diego, CA	W	2032	16,100	537,304	0.2%	33.37
SSA - Mission Viejo	Mission Viejo, CA	O	2020	11,590	473,290	0.2%	40.84
DEA - Bakersfield	Bakersfield, CA	O	2021	9,800	370,497	0.2%	37.81
SSA - San Diego	San Diego, CA	O	2032	10,059	340,052	0.1%	33.81
Subtotal				6,798,451	$235,752,106	99.6%	$34.68
Privately Leased
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	105,641	542,973	0.2%	5.14
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	409,602	0.2%	5.84
Subtotal				175,719	$952,575	0.4%	$5.42
Total / Weighted Average				6,974,170	$236,704,681	100.0%	$33.94
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	The year of lease expiration does not include renewal options.
(3)	Private tenants occupy 15,374 leased square feet.
(4)	Private tenants occupy 43,283 leased square feet.
(5)	Private tenants occupy 2,987 leased square feet.
(6)	A private tenant occupies 21,609 leased square feet.
(7)	Previously named VA - Northeast.
(8)	The ATF occupies 8,680 leased square feet.
(9)	A private tenant occupies 3,854 leased square feet.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 15.8 years as of September 30, 2020), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place as of September 30, 2020:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2020	10	381,793	5.5%	$13,047,860	5.5%	$34.18
2021	12	834,588	12.0%	24,882,504	10.5%	29.81
2022	9	270,493	3.9%	11,145,086	4.7%	41.20
2023	8	226,956	3.3%	6,282,210	2.7%	27.68
2024	10	727,374	10.4%	22,794,280	9.6%	31.34
2025	12	371,827	5.3%	12,608,603	5.3%	33.91
2026	3	157,011	2.3%	4,867,216	2.1%	31.00
2027	6	495,529	7.1%	17,424,779	7.4%	35.16
2028	8	783,003	11.2%	16,205,223	6.8%	20.70
2029	5	493,794	7.1%	13,791,984	5.8%	27.93
Thereafter	25	2,231,802	31.9%	93,654,936	39.6%	41.96
Total / Weighted Average	108	6,974,170	100.0%	$236,704,681	100.0%	$33.94

(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of September 30, 2020, 19 tenants occupying approximately 4.7% of our leased square feet and contributing approximately 4.1% of our annualized lease income have exercisable rights to terminate their lease before the stated term of their respective lease expires.

Information about our development properties as of September 30, 2020 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year	162,000
(1)	L=Laboratory.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2020 and 2019

The financial information presented below summarizes the results of operations of the Company for the three months ended September 30, 2020 and 2019 (amounts in thousands).

	For the three months ended September 30,
	2020	2019	Change
Revenues
Rental income	$59,843	$53,382	$6,461
Tenant reimbursements	682	3,369	(2,687)
Other income	606	838	(232)
Total revenues	61,131	57,589	3,542
Expenses
Property operating	12,313	13,408	(1,095)
Real estate taxes	6,803	6,008	795
Depreciation and amortization	23,522	23,299	223
Acquisition costs	467	519	(52)
Corporate general and administrative	4,577	5,298	(721)
Total expenses	47,682	48,532	(850)
Other income (expense)
Interest expense	(8,628)	(8,454)	(174)
Net income	$4,821	$603	$4,218

Revenues

Total revenues increased by $3.5 million to $61.1 million for the three months ended September 30, 2020 compared to $57.6 million for the three months ended September 30, 2019.

The $6.5 million increase in Rental income is primarily attributable to an increase of revenues from the seven operating properties acquired and one development property placed in service since September 30, 2019, as well as a full period of operations from the one operating property acquired and one development property placed in service during the three months ended September 30, 2019.

The $2.7 million decrease in Tenant reimbursements and $0.2 million decrease in Other income are primarily attributable to a decrease in tenant project reimbursements and the associated project management income.

Expenses

Total expenses decreased by $0.9 million to $47.7 million for the three months ended September 30, 2020 compared to $48.5 million for the three months ended September 30, 2019.

The $1.1 million decrease in property operating expenses is primarily attributable to a decrease in expenses associated with tenant project reimbursements offset by an increase in property operating expenses associated with the seven operating properties acquired and one development property placed in service since September 30, 2019, as well as a full period of operations from the one operating property acquired and one development property placed in service during the three months ended September 30, 2019.

The $0.8 million increase in real estate taxes is also attributable to the seven operating properties acquired and one development property placed in service since September 30, 2019, as well as a full period of operations from the one operating property acquired and one development property placed in service during the three months ended September 30, 2019.

Additionally, the $0.2 million increase in Depreciation and amortization is primarily attributable to the seven operating properties acquired and one development property placed in service since September 30, 2019, as well as a full period of operations from the one operating properties acquired and one development property placed in service during the three months ended September 30, 2019 offset by a decrease in depreciation related to the timing of intangible amortization.

Additionally, Corporate general and administrative costs decreased by $0.7 million, primarily due to a decrease in employee costs.

Interest Expense

Interest expense increased by $0.2 million to $8.6 million for the three months ended September 30, 2020 compared to $8.5 million for the three months ended September 30, 2019. The increase is primarily due to additional interest expense attributable to the $275.0 million of fixed rate, senior unsecured notes issued in the third quarter of 2019. This increase is offset by a decrease in interest owed on our revolving credit facility primarily due to a decrease in the weighted average interest rate and weighted average borrowings for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Comparison of Results of Operations for the nine months ended September 30, 2020 and 2019

The financial information presented below summarizes the results of operations of the Company for the nine months ended September 30, 2020 and 2019 (amounts in thousands).

	For the nine months ended September 30,
	2020	2019	Change
Revenues
Rental income	$175,976	$152,383	$23,593
Tenant reimbursements	2,269	6,608	(4,339)
Other income	1,630	1,954	(324)
Total revenues	179,875	160,945	18,930
Expenses
Property operating	34,486	34,305	181
Real estate taxes	19,982	17,228	2,754
Depreciation and amortization	70,732	68,717	2,015
Acquisition costs	1,673	1,441	232
Corporate general and administrative	15,565	14,282	1,283
Total expenses	142,438	135,973	6,465
Other income (expense)
Interest expense	(26,535)	(24,604)	(1,931)
Gain on sale of operating property	—	6,245	(6,245)
Net income	$10,902	$6,613	$4,289

Revenues

Total revenues increased by $18.9 million to $179.9 million for the nine months ended September 30, 2020 compared to $160.9 million for the nine months ended September 30, 2019.

The $23.6 million increase in Rental income is primarily attributable to an increase in revenues from the seven operating properties acquired and one development property placed in service since September 30, 2019, as well as a full period of operations from the six operating properties acquired and one development property placed in service during the nine months ended September 30, 2019.

The $4.3 million decrease in Tenant reimbursements and $0.3 million decrease in Other income are primarily attributable to a decrease in tenant project reimbursements and the associated project management income.

Expenses

Total expenses increased by $6.5 million to $142.4 million for the nine months ended September 30, 2020 compared to $136.0 million for the nine months ended September 30, 2019.

The $0.2 million increase in Property operating expenses is primarily attributable to an increase in property operating expenses associated with the seven operating properties acquired and one development property placed in service since September 30, 2019, as well as a full period of operations from the six operating properties acquired and one development property placed in service during the nine months ended September 30, 2019, offset by a decrease in expenses associated with tenant project reimbursements.

The $2.8 million increase in Real estate taxes is also primarily attributable to an increase in property operating expenses associated with the seven operating properties acquired and one development property placed in service since September 30, 2019, as well as a full period of operations from the six operating properties acquired and one development property placed in service during the nine months ended September 30, 2019.

Additionally, the $2.0 million increase in Depreciation and amortization is primarily attributable to the seven operating properties acquired and one development property placed in service since September 30, 2019, as well as a full period of operations from the six operating properties acquired and one development property placed in service during the nine months ended September 30, 2019 offset by a decrease in depreciation related to the timing of intangible amortization.

Additionally, Corporate general and administrative costs increased by $1.3 million, primarily due to an increase in employee costs.

Interest Expense

Interest expense increased by $1.9 million to $26.5 million for the nine months ended September 30, 2020 compared to $24.6 million for the nine months ended September 30, 2019. The increase is primarily due to additional interest expense attributable to the $275.0 million of fixed rate, senior unsecured notes issued in the third quarter of 2019. This increase is offset by a decrease in interest owed on our revolving credit facility primarily due to a decrease in the weighted average interest rate and weighted average borrowings for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Gain on the sale of operating property

On May 8, 2019, we sold CBP – Chula Vista to a third party. Net proceeds from the sale of operating property were approximately $19.9 million and we recognized a full gain on the sale of operating property of approximately $6.2 million for the nine months ended September 30, 2019.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At September 30, 2020, we had $9.0 million available in cash and cash equivalents and there was $450.0 million available under our revolving credit facility.

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

The following table sets forth certain information with respect to sales made under each of the ATM Programs as of September 30, 2020 (amounts in thousands, except share amounts):

	March 2019 ATM Program		December 2019 ATM Program
For the Three Months Ended:	Number of Shares Sold(1)	Net Proceeds(1)	Number of Shares Sold(1)	Net Proceeds(1)

March 31, 2020	200,000	$4,835	—	$—
June 30, 2020	3,920,992	88,939	551,200	14,455
September 30, 2020	—	—	1,475,991	33,541
Total	4,120,992	$93,774	2,027,191	$47,996
(1)

As of September 30, 2020, we had entered into forward sales transactions under the March 2019 ATM Program and December 2019 ATM program for the sale of an additional 3,827,455 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from April 2021 to September 2021. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $25.88 per share, we expect to receive net proceeds of approximately $99.1 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. We accounted for the forward sale agreements as equity.

We have used the net proceeds received from such sales for general corporate purposes. As of September 30, 2020, we had approximately $157.9 million of gross sales of our common stock available under the December 2019 ATM Program and no remaining availability under the March 2019 ATM Program.

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

Debt

The following table sets forth certain information with respect to our outstanding indebtedness as of September 30, 2020 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2020	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$—	L + 125bps	June 2022 (3)
Total revolving credit facility	—

Term loan facilities:
2016 term loan facility	100,000	2.62% (4)	March 2024
2018 term loan facility	150,000	3.91% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,125)
Total term loan facilities, net	248,875

Senior unsecured notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
Total notes payable	450,000
Less: Total unamortized deferred financing fees	(2,891)
Total notes payable, net	447,109

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (6)	October 2023
VA – Golden	9,054	5.00% (6)	April 2024
MEPCOM – Jacksonville	8,208	4.41% (6)	October 2025
USFS II – Albuquerque	16,001	4.46% (6)	July 2026
ICE – Charleston	16,472	4.21% (6)	January 2027
VA – Loma Linda	127,500	3.59% (6)	July 2027
CBP – Savannah	12,184	3.40% (6)	July 2033
Total mortgage notes payable	205,119
Less: Total unamortized deferred financing fees	(1,491)
Less: Total unamortized premium/discount	140
Total mortgage notes payable, net	203,768

Total debt	$899,752
(1)

At September 30, 2020, the one-month LIBOR (“L”) was 0.15%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of the $450.0 million senior unsecured revolving credit facility, which we refer to herein as our revolving credit facility, the $150.0 million senior unsecured term loan facility, which we refer to herein as our 2018 term loan facility, and the $100.0 million senior unsecured term loan facility, which we refer to herein as our 2016 term loan facility, is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $450.0 million at September 30, 2020 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.

(4)

Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.62% annually, based on the Company’s consolidated leverage ratio, as defined in our 2016 term loan facility agreement.

(5)

Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 3.91% annually, based on the Company’s consolidated leverage ratio, as defined in our 2018 term loan facility agreement.

(6)

Effective interest rates are as follows: DEA – Pleasanton 1.80%, VA – Golden 5.03%, MEPCOM – Jacksonville 3.89%, USFS II Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.

Our revolving credit facility, term loan facilities, senior unsecured notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2020, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of September 30, 2020 (dollar amounts in thousands):

Debt Capital Structure	September 30, 2020
Total principal outstanding	$905,119
Weighted average maturity	7.3 years
Weighted average interest rate	3.7%
% Variable debt	1.7%
% Fixed debt (1)	98.3%
% Secured debt	22.8%
(1)	Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2020	April 29, 2020	May 14, 2020	June 25, 2020	$0.26
Q2 2020	July 29, 2020	August 13, 2020	September 11, 2020	$0.26
Q3 2020	October 27, 2020	November 11, 2020	December 11, 2020	$0.26
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

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2020.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the operating expenses that are passed through to our tenants and by contractual rent increases. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flows

The following table sets forth a summary of cash flows for the nine months ended September 30, 2020 and 2019 (amounts in thousands):

	For the nine months ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$108,625	$119,377
Investing activities	(181,316)	(356,514)
Financing activities	71,016	295,639

Operating Activities

The Company generated $108.6 million and $119.4 million of cash from operating activities during the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by operating activities for the nine months ended September 30, 2020 includes $77.7 million in net cash from rental activities net of expenses and $30.9 million related to the change in rents receivable, accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the nine months ended September 30, 2019 includes a $65.5 million increase in net cash from rental activities net of expenses and $53.9 million related to the change in rents receivable, accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, and accounts payable, accrued expenses and other liabilities.

Investing Activities

The Company used $181.3 million and $356.5 million in cash for investing activities during the nine months ended September 30, 2020 and 2019, respectively. Net cash used in investing activities for the nine months ended September 30, 2020 includes $130.1 million in real estate acquisitions, $38.3 million in additions to development properties and $13.0 million in additions to operating properties. Net cash used in investing activities for the nine months ended September 30, 2019 includes $327.0 million in real estate acquisitions and deposits, $44.9 million in additions to development properties and $4.6 million in additions to operating properties, offset by $19.9 million in proceeds from the sale of CBP – Chula Vista in the second quarter of 2019.

Financing Activities

The Company generated $71.0 million and $295.6 million in cash from financing activities during the nine months ended September 30, 2020 and 2019, respectively. Net cash generated by financing activities for the nine months ended September 30, 2020 includes $183.5 million in draws under our revolving credit facility and $143.2 million in gross proceeds from issuances of shares of our common stock, offset by $183.5 million in net pay downs under our revolving credit facility, $67.9 million in dividend payments, $2.6 million in mortgage notes payable repayment and $1.7 million in payment of offering costs. Net cash generated by financing activities for the nine months ended September 30, 2019 includes $226.6 million in gross proceeds from issuances of shares of our common stock, $275.0 million in issuance of notes payable and $337.0 million in draws under our revolving credit facility, offset by $471.8 million in net pay downs under our revolving credit facility, $60.1 million in dividend payments, $6.7 million in payment of offering costs, $2.5 million in mortgage notes payable repayment and $1.9 million in deferred financing costs.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income	$4,821	$603	$10,902	$6,613
Depreciation and amortization	23,522	23,299	70,732	68,717
Gain on sale of operating property	—	—	—	(6,245)
FFO	28,343	23,902	81,634	69,085
Adjustments to FFO:
Acquisition costs	467	519	1,673	1,441
Straight-line rent and other non-cash adjustments	(777)	(110)	(2,106)	(1,676)
Amortization of above-/below-market leases	(1,451)	(1,517)	(4,499)	(4,761)
Amortization of deferred revenue	(744)	(176)	(2,138)	(310)
Non-cash interest expense	360	330	1,078	975
Non-cash compensation	1,035	714	3,056	2,145
FFO, as Adjusted	$27,233	$23,662	$78,698	$66,899

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2020, $889.4 million, or 98.3% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $15.7 million, or 1.7% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by less than $0.1 million annually.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of September 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us.

Item 1A.	Risk Factors

The following risk factor supplements the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and should be read in conjunction with the other risk factors presented in the Annual Report on Form 10-K. Except to the extent updated below or previously updated, or to the extent additional factual information disclosed elsewhere in our Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, including:

•

failure by the U.S. Government to perform its obligations to us under its leases in a timely manner, or at all, or a failure to renew its leases upon expiration, on terms that we find acceptable or at all, which could cause interruptions or delays in the receipt of rental payments;

•

the disruptive impact on federal personnel resources, which could hinder our ability to renew expiring leases, initiate or complete tenant agency build-out and construction projects or otherwise interfere with our ongoing partnership with the U.S. Government;

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

•

reduced economic activity impacting the businesses, financial condition and liquidity of our private tenants, which has caused, and could continue to cause, one or more of our private tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

•

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

•

uncertainty as to whether business interruption, loss of rental income and/or other associated expenses related to our operations across our portfolio will be covered by our insurance policies, which may increase unreimbursed liabilities; and

•

the potential negative impact on the health of our personnel, including our senior management team, particularly if a significant number of our employees or key members of our senior management team are impacted, which could result in a deterioration of our ability to ensure business continuity during a disruption.

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

Easterly Government Properties, Inc.

Date: November 2, 2020	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: November 2, 2020	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)