Form 10-K
period 2020-12-31
Easterly Government Properties, Inc.
filed 2021-02-24
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s common stock outstanding as of February 16, 2021 was 82,128,756.

As of June 30, 2020, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $1,834 million based on the closing sale price of $23.12 as reported on the New York Stock Exchange on June 30, 2020. For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Stockholders’ Meeting to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution investors that forward-looking statements are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “project”, “result”, “seek”, “should”, “target”, “will”, and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. For further information on these and other factors that could affect us and the statements contained herein, you should refer to the section below entitled “Item 1A, Risk Factors.”

Summary Risk Factors

The risk factors detailed in Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A.

•

The outbreak of the novel coronavirus, or COVID-19, has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies and could have a material adverse effect on our business, financial condition and results of operations.

•

We depend on the U.S. Government and its agencies for substantially all of our revenues and any failure by the U.S. Government and its agencies to perform their obligations under their leases or to renew their leases upon expiration could have a material adverse effect on our business, financial condition and results of operations.

•	We may be unable to renew leases or lease vacating space on favorable terms or at all as leases expire, which could adversely affect our business, financial condition and results of operations.
•	We are exposed to risks associated with property development and redevelopment, including new developments for anticipated tenant agencies and build-to-suit renovations for existing tenant agencies.
•

Unfavorable market and economic conditions in the United States and globally could adversely affect occupancy levels, rental rates, rent collections, operating expenses and the overall market value of our assets and have a material adverse effect on our business, financial condition and results of operations.

•

Our properties are leased to a limited number of U.S. Government tenant agencies, and a change to any of these agencies’ missions could have a material adverse effect on our business, financial condition and results of operations.

•	Some of our leases with U.S. Government tenant agencies permit the tenant agency to vacate the property and discontinue paying rent prior to their lease expiration date.
•	The impact of prolonged government shutdowns and budgetary reductions or impasses could have a material adverse effect on our business, financial condition and results of operations.
•

Capital and credit market conditions may adversely affect our access to various sources of capital or financing or the cost of capital, which could impact our business activities, dividends, earnings and common stock price, among other things.

•

We may be unable to identify and successfully complete acquisitions and, even if acquisitions are identified and completed, completed acquisitions may not achieve the intended benefits or may disrupt our plans and operations.

•

Because our principal tenants are agencies of the U.S. Government, our properties have a higher risk of terrorist attack and are more likely to be the site of civil unrest than similar properties leased to non-governmental tenants.

•	Competition could limit our ability to acquire attractive investment opportunities and to attract and retain tenants, which may adversely affect us, including our profitability and impede our growth.
•

We may be subject to unknown or contingent liabilities related to properties or businesses that we have acquired or may acquire in the future for which we may have limited recourse against the sellers.

•	The ability of stockholders to control our policies and effect a change of control of our company is limited by certain provisions of our charter and bylaws and by Maryland law.
•	We have a substantial amount of indebtedness that may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
•	We may not have sufficient cash flow to meet the required payments of principal and interest on our debt or to pay distributions on our shares at expected levels.
•

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which could adversely affect us.

•

High mortgage rates or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

•	The form, timing or amount of dividend distributions in future periods may vary and be impacted by economic and other considerations.
•	Failure to qualify or maintain our qualification as a REIT would have significant adverse consequents to the value of our common stock.
•	We may owe certain taxes notwithstanding our qualification as a REIT.
•	REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.
•

We depend on the members of our senior management team and the loss of any of their services, or an inability to attract and retain highly qualified personnel, could have a material adverse effect on our business, financial condition and results of operations.

•	We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
•	We may from time to time be subject to litigation, which could have a material adverse effect on our business, financial condition and results of operations.

This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 1.

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

We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of December 31, 2020, we wholly owned 79 operating properties in the United States, encompassing approximately 7.3 million leased square feet in the aggregate, including 77 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants. As of December 31, 2020, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of our operating partnership and owned approximately 88.8% of the aggregate limited partnership interests in our operating partnership, which we refer to herein as common units, as of December 31, 2020. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

The novel coronavirus, or COVID-19, pandemic, has caused and continues to cause significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.  We continue to carefully monitor the COVID-19 pandemic and its potential impact on our business, although, to date, the impact of the COVID-19 pandemic on our business and financial condition has not been significant.   See Item 7, “Management’s Discussion and Analysis of Financial

Conditions and Results of Operations,” of this Annual Report on Form 10-K for additional information regarding the impact of the COVID-19 pandemic.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of office and other commercial properties, including properties leased to the U.S. Government, through the following competitive strengths:

•

High Quality Portfolio Leased to Mission-Critical U.S. Government Agencies. We focus primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve mission-critical functions and are of high importance within the hierarchy of these agencies. These properties generally meet our investment criteria, which target major federal buildings of Class A construction that are less than 20 years old, or have undergone a substantial renovation-to-suit for the tenant agency, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, are in strategic locations to facilitate the tenant agency’s mission, include build-to-suit features and are focused on environmental sustainability. As of December 31, 2020, the weighted average age of our operating properties was approximately 13.3 years based on the date the property was built or renovated-to-suit, where applicable, and the weighted average remaining lease term was approximately 8.2 years.

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

•

Experienced and Aligned Management Team. Our senior management team has a proven track record of sourcing, acquiring, developing and managing properties leased to U.S. Government agencies. Collectively, our senior management team has been responsible for the acquisition of an aggregate of approximately 6.6 million square feet of U.S. Government-leased properties and the development of approximately 1.4 million aggregate square feet of such properties. We believe that our management expertise provides us with a significant advantage over our competitors when pursuing acquisition opportunities and engaging U.S. Government agencies in property development opportunities and provides us with superior property management and tenant service capabilities.

•

Access to Acquisition Opportunities with an Active Pipeline. Our senior management team has an extensive network of longstanding relationships with owners, specialized developers, leasing brokers, lenders and other participants in the U.S. Government-leased property market. Our team seeks to leverage these relationships to access a wide variety of sourcing opportunities, frequently resulting in the acquisition of properties that were not broadly marketed. In addition, we maintain a proprietary database that tracks buildings encompassing approximately 94 million rentable square feet and includes substantially every major U.S. Government-leased property that meets our investment criteria as well as information about the building’s ownership. This proprietary database incorporates recent updates to the GSA inventory and the current portfolio of VA leased assets across the United States. We believe that our longstanding industry relationships, coupled with our proprietary database, improve our ability to source and execute attractive acquisition opportunities. Further, these factors enable us to effectively initiate transactions with property owners who may not currently be seeking to sell their property, which we believe gives us a competitive advantage over others bidding in broadly marketed transactions.

•

Extensive Development Experience with U.S. Government-Leased Properties. Our senior management team has developed projects comprising approximately 4.6 million square feet, including 40 build-to-suit projects for the U.S. Government as well as other corporate tenants. In the aggregate, our senior management team has developed 23 projects for the GSA and U.S. Government agencies. Development of government projects, particularly build-to-suit projects, requires expertise in GSA and other U.S. Government requirements and the needs of tenant agencies. Since 1994, members of our senior management team have developed an average of approximately 52,800 square feet per year of U.S. Government-leased build-to-suit properties. We believe that our thorough understanding of the U.S. Government’s procurement processes and standards, our longstanding relationships with the GSA and other agencies of the U.S.

Government, and our differentiated capabilities enables us to continue to compete effectively for U.S. Government development opportunities.
•

Value-Enhancing Asset Management. Our management team focuses on the efficient management of our properties and on improvements to our properties that enhance their value for a tenant agency and improve the likelihood of lease renewal. We work in close partnership with the U.S. Government tenant agencies to manage the construction of specialized, agency-specific design enhancements. These highly tailored build-outs substantially increase the likelihood of the tenant agency’s renewal and also typically generate a construction management fee paid by the tenant agency to us in the amount of approximately 13% of the actual cost of construction. We also seek to reduce operating costs at all of our properties, often by implementing environmentally-driven energy efficiency programs that help the U.S. Government achieve its conservation and efficiency goals. Our asset management team also conducts frequent audits of each of our properties in concert with the U.S. Government tenant agency to keep each facility in optimal condition, allow the tenant agency to better perform its stated mission and help to position us as a partner of choice for the U.S. Government and its tenant agencies.

•

Growth-Oriented Capital Structure. Our capital structure provides us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through three underwritten public offerings of our common stock and through sales of our common stock under our at-the-market equity offering programs, which we refer to as our ATM Programs.  During the year ended December 31, 2020, we issued $164.9 million of our common stock under our ATM Programs, including through the settlement of forward sales transactions, leaving us with the capacity to issue up to $140.6 million of additional shares. As of December 31, 2020, we had total indebtedness of approximately $983.4 million, including borrowings of approximately $79.3 million outstanding under our $450.0 million senior unsecured revolving credit facility, for a net debt to total enterprise value of 31.8%.

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

Employees and Human Capital

As of December 31, 2020, we had 45 employees, including 27 employees based in our corporate headquarters in Washington, D.C. and 18 employees based in other locations throughout the United States. None of our employees are represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

From the top down, including our board of directors and senior management team, we are committed to cultivating an inclusive company culture that attracts top talent and creates an environment that fosters collaboration, innovation and diversity, while providing professional development opportunities and training. Our human capital objectives include identifying, recruiting, retaining, developing, incentivizing and integrating our existing and prospective employees. To further these objectives, we have established a number of policies and programs and undertaken various initiatives, including:

•

Diversity and Inclusion. We value diversity of views, experience, skill sets, gender and ethnicity throughout our organization, including our board of directors, and are committed to fostering a culture of diversity and inclusion.  As of December 31, 2020,

o	38% and 20% of our employees were female and non-white, respectively;
o

two of our five named executive officers, including our Chief Financial Officer and Chief Operating Officer and our Chief Accounting Officer, were women, representing 40% of our named executive officer positions; and

o

two of the three standing committees of our board of directors were chaired by women, including Tara S. Innes, Chair of the Audit Committee, and Cynthia A. Fisher, Chair of the Nominating and Corporate Governance Committee.

•	Employee Retention. We value employee retention and actively seek to promote from within our company.
•

Employee Training and Professional Development. We encourage our employees to take advantage of various internal training opportunities, as well as those provided by outside service providers to the extent they are business related. For example, all employees, including members of our management team, are trained annually about the business and structure of our company and the important laws and policies that affect us, with a focus on ethics, compliance and internal controls. Our employees also receive extensive and ongoing training concerning important cybersecurity issues. In addition, many of our employees hold professional licenses and we encourage them, and in many cases reimburse them, to attend ongoing continuing professional education such as is typically required of certified public accountants. We also provide all employees with biannual performance and career development reviews.

•

Employee Compensation and Benefits. We maintain cash- and equity-based compensation programs designed to attract, retain and motivate our employees. As an affirmative action and equal opportunity employer, we are committed to diversity, recognition and inclusion and reward our employees based on merit and their contributions.

•

Employee Health and Safety. We recognize the importance of the health, safety and environmental well-being of our employees, and are committed to providing and maintaining a healthy work environment. We offer a comprehensive benefits program as well as a 401(k) with a matching employer contribution, flexible spending accounts, income protection through our sick pay, salary continuation and long term disability policies, paid vacation, paid maternity, paternity and adoption leave and holiday and personal days to balance work and personal life.

Further, we are committed to providing and maintaining a healthy work environment for our employees, while also striving to be the U.S. Government’s partner of choice by providing clean, safe and efficient work environments for the federal workforce. This commitment was never more important than in 2020 in light of the unique challenges posed by the COVID-19 pandemic. In accordance with guidelines established by the Centers for Disease Control and the World Health Organization and orders issued by the state and local governments where we operate, nearly all of our employees have been working remotely, with only certain operationally critical employees working on site, since March 13, 2020. The operations of many of our U.S. Government tenant agencies are deemed essential and we have worked, and continue to work, closely with our tenants to follow directions from the various federal government tenant agencies with respect to building operations within our portfolio. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K for additional information regarding the impact of the COVID-19 pandemic.

Significant Tenants

Substantially all of our rents come from U.S. Government tenant agencies. As of December 31, 2020, our U.S. Government tenant agencies accounted for 98.5% of our annualized lease income. For further information on the composition of our tenant base, see “Item 2. Properties.”

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

Governmental Regulations

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, the Americans with Disabilities Act of 1990 and related laws and regulations.

See “Item 1A, Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

Corporate Responsibility

We are committed to sustainability and continually seek to improve our environmental and social responsibility initiatives, efforts, programs and policies. We have an in-house team that meets regularly to identify, initiate and monitor sustainable practices in all aspects of our business for the benefit of our tenants, shareholders, employees and the community at large.  The U.S. Government serves as the natural partner for our environmentally-friendly endeavors. Under the Energy Policy Act of 2005, the U.S. Government maintains “green lease” policies that include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property.  The U.S. Government’s “green lease” initiative permits U.S. Government tenants to require LEED-CI certification in selecting new premises or renewing leases at existing premises. There are currently 20 properties in our portfolio that have achieved a total of 22 LEED certifications.

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

Available Information

Our website address is www.easterlyreit.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. To access these filings, go to the “Financials” portion of our “Investor Relations” page on our website, and then click on “SEC Filings.” In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at http://www.sec.gov.

Item 1A. Risk Factors

Set forth below are the risks that we believe are material to our investors and they should be carefully considered. These risks are not all of the risks that we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. This section contains forward looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page one.

Risks Related to our Business and Operations

The outbreak of the novel coronavirus, or COVID-19, has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies and could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets.  The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we own properties and/or have development sites, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue.

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, including the adoption and administration of available COVID-19 vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described below and within this “Risk Factors” section, including:

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

Substantially all of our current rents come from U.S. Government tenant agencies. As of December 31, 2020, our U.S. Government tenant agencies accounted for 99.6% of our annualized lease income. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Due to such concentration, any failure by the U.S. Government to perform its obligations under its leases or a failure to renew its leases upon expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected properties are leased, and could decrease the ultimate value of the affected property upon sale and have a material adverse effect on our business, financial condition and results of operations.

We may be unable to renew leases or lease vacating space on favorable terms or at all as leases expire, which could adversely affect our business, financial condition and results of operations.

As of December 31, 2020, leases representing approximately 22.8% of our total annualized lease income and approximately 23.2% of the square footage of the properties in our portfolio will expire by the end of 2023. We may be unable to renew such expiring leases or our properties may not be released at net effective rental rates equal to or above the current average net effective rental rates.

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

As of December 31, 2020, we had one property under development.  We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit renovations for existing U.S. Government tenant agencies and new developments for anticipated tenant agencies and, as a result, will be subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include:

•	the availability and pricing of financing on favorable terms or at all;
•	development costs that may be higher than anticipated;
•	cost overruns and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, or material shortages);
•	the potential that we may expend funds on, and devote management time to projects that we do not complete; and
•	the inability to complete construction and leasing of a property on schedule, resulting in increased debt service expense and development and renovation costs.

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

As of December 31, 2020, three of our U.S. Government tenant agencies, the VA, FBI, and DEA, accounted for an aggregate of approximately 39.1% of our total leased square feet and an aggregate of approximately 44.5% of our total annualized lease income. Each U.S. Government agency has its own customs, procedures, culture, needs and mission, which translate into different requirements for its leased space, and we work with the tenant agency to design and construct specialized, agency-specific enhancements. In addition, under the terms of our GSA leases, the GSA generally has the right to designate another U.S. Government agency to occupy all or a portion of the leased property. A change in the structure, mission, or leasing requirements of any one of our U.S. Government tenant agencies, a significant reduction in the agency’s workforce, a relocation of personnel resources, other internal reorganization or a change in the tenant agency occupying the leased space, could affect our lease renewal opportunities and have a material adverse effect on our business, financial condition and results of operations.

Some of our leases with U.S. Government tenant agencies permit the tenant agency to vacate the property and discontinue paying rent prior to their lease expiration date.

Some of our leases are currently in the soft-term period of the lease and tenants under such leases have the right to vacate their space during a specified period before the stated terms of their leases expire. Tenants occupying approximately 4.3% of our leased square feet and contributing approximately 4.0% of our annualized lease income (in each case, as of December 31, 2020) currently have exercisable rights to terminate their leases before the stated soft term of their lease expires. For fiscal policy reasons, security concerns or other reasons, some or all of our U.S. Government tenant agencies under leases within the soft-term period may decide to exercise their termination rights before the stated term of their lease expires. Such events, if they were to occur and we were not able to lease the vacant space to another tenant in a timely manner or at all, could have a material adverse effect on our business, financial condition and results of operations.

We currently have a concentration of properties located in California and are exposed to changes in market conditions and natural disasters in this state.

Eighteen of our 79 operating properties are located in California, accounting for approximately 18.5% of our total leased square feet and approximately 24.8% of our total annualized lease income as of December 31, 2020. As a result of this concentration, a material portion of our portfolio may be exposed to the effects of economic and real estate conditions in California markets, such as the supply of competing properties, general levels of employment and economic activity. In addition, historically, California has been vulnerable to natural disasters and we are therefore susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. To the extent that weak economic or real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

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

A U.S. Government tenant agency could institute condemnation proceedings against us and seek to take our property, or a leasehold interest therein, through its power of eminent domain. The procedures for settling a dispute with a U.S. Government tenant or seeking to evict a U.S. Government tenant in default may be costly, time consuming and may divert the attention of management from the operations of our business as the process requires first appealing to a U.S. Government assigned contracting officer or through the Civilian Board of Directors of Contract Appeals and ultimately before the U.S. Court of Federal Claims. Furthermore, we may not be able to successfully appeal a condemnation proceeding brought by a U.S. Government tenant agency which could have a material adverse effect on our business, financial condition and results of operations.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use external financing to fund acquisition, development and renovation activities. As of December 31, 2020, we had total indebtedness of approximately $983.4 million, including approximately $79.3 million outstanding under our $450.0 million revolving credit facility, $150.0 million outstanding under our $150.0 million senior unsecured term loan facility, which we refer to as our 2018 term loan facility, $100.0 million outstanding under our $100.0 million senior unsecured term loan facility, which we refer to as our 2016 term loan facility, $175.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2017 senior unsecured notes, and $275.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2019 senior unsecured notes. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and renovation activities or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out a smaller percentage of our taxable income (subject to the annual distribution requirements applicable to REITs under the Internal Revenue Code of 1986, as amended, or the Code). To the extent that we are able or choose to access capital at a higher cost than we have experienced in recent years, as reflected in higher interest rates for debt financing or a lower stock price for equity financing, our earnings per share and cash flow could be adversely affected. In addition, the price of common stock may fluctuate significantly or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

Because our principal tenants are agencies of the U.S. Government, our properties have a higher risk of terrorist attack and are more likely to be the site of civil unrest than similar properties leased to non-governmental tenants.

Terrorist attacks and civil unrest may materially adversely affect our operations, as well as directly or indirectly damage our assets, both physically and financially. Because our principal tenants are, and are expected to continue to be, agencies of the U.S. Government, our properties are presumed to have a higher risk of terrorist attack and are more likely to be the site of civil unrest than similar properties that are leased to non-governmental tenants. Further, some of our properties may be considered “high profile” targets because of the particular U.S. Government tenant (e.g., the DEA and FBI). Terrorist attacks or damage related to civil unrest, to the extent that these properties are not fully insured, could have a material adverse effect on our business, financial condition and results of operations.

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

Failure to comply with the Americans with Disabilities Act and other similar regulations could result in substantial costs.

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, or the ADA, to the extent that such properties are deemed to be “public accommodations,” as such term is defined by the ADA. Noncompliance could result in the imposition of fines or the award of damages to private litigants. Additionally, the ADA may require removal of structural barriers to improve access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe our existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, the obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

In connection with certain contributions of properties to our operating partnership, we and our operating partnership have entered into tax protection agreements with the contributor(s) of such properties that generally provide that if we dispose of any interest in the contributed properties in a taxable transaction within a certain time period, subject to certain exceptions, we may be required to indemnify the contributor(s) for their tax liabilities attributable to the built-in gain that existed with respect to such property interests, and certain tax liabilities incurred as a result of such tax protection payments.  Therefore, although it may be in our stockholders’ best interests that we sell a contributed property, it may be economically prohibitive for us to do so because of these obligations. In the future, we and our operating partnership may enter into additional tax protection agreements which could further limit our flexibility to sell or otherwise dispose of our properties.

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

In addition, certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including the Maryland business combination and control share provisions.

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

As of December 31, 2020, we had total indebtedness of approximately $983.4 million including approximately $79.3 million outstanding under our $450.0 million revolving credit facility, $250.0 million outstanding in the aggregate under our 2018 term loan facility and our 2016 term loan facility and $450.0 million in the aggregate under the 2017 senior unsecured notes and 2019 senior unsecured notes.  Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Code. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Certain mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. As of December 31, 2020, we had $204.2 million of combined United States property mortgages and other secured debt. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants and our senior unsecured revolving credit facility, our senior unsecured term loan facility, our senior unsecured notes, and other future debt may, require us to maintain various financial ratios. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. Early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2020, we had $95.0 million of outstanding consolidated debt that, pursuant to the documentation governing such debt, bears interest at variable rates, and we expect that we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under the applicable governing documents, increase the cost of refinancing such debt or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

We may be adversely affected by the potential discontinuation of LIBOR.

In July 2017, the Financial Conduct Authority (“FCA”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR. We are not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

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

As of December 31, 2020, we had six forward-starting interest rate swaps in place with an aggregate notional value of $250.0 million to mitigate our exposure to fluctuations in short term interest rates and fix the interest rate on our senior unsecured term loan facility.  We may continue, in a manner consistent with our qualification as a REIT, to seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements.  Such hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

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

We elected to be a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. The Code generally requires that a REIT distribute at least 90% of its taxable income (without regard to the dividends paid deduction and excluding net capital gains) to stockholders annually, and a REIT must pay income tax at regular corporate rates to the extent that it distributes less than 100% of its taxable income (including capital gains) in a given year. In addition, a REIT is required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions it makes in a calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. To avoid entity-level U.S. federal income and excise taxes, we anticipate distributing at least 100% of our taxable income.

We believe that we have been and will continue to be owned and organized, and have operated and will operate, in a manner that allows us to qualify as a REIT commencing with our taxable year ended December 31, 2015. However, we cannot assure you that we have been and will continue to be owned and organized and have operated and will continue to operate as such. Qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. We have not requested and do not intend to request a ruling from the IRS that we qualify as a REIT. The complexity of these provisions and of the applicable Treasury Regulations is greater in the case of a REIT that, like us, holds its assets through one or more partnerships. Moreover, in order to qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding stock, the absence of inherited retained earnings from non-REIT periods and the amount of our distributions. Our ability to satisfy the asset tests imposed on REITs depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT gross income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our gross income and assets on an ongoing basis. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for U.S. federal income tax purposes or the U.S. federal income tax consequences of such qualification. Accordingly, it is possible that we may not meet the requirements for qualification as a REIT.

If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. If we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for the four subsequent taxable years. If we fail to qualify as a REIT, we would be subject to entity-level income tax, including any applicable alternative minimum tax (which, for corporations, was repealed for tax years beginning after December 31, 2017), on our taxable income at regular corporate tax rates. As a result, the amount available for distribution to holders of our common stock would be reduced for the year or years involved, and we would no longer be required to make distributions to our stockholders. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and adversely affect the value of our common stock.

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

We believe our operating partnership qualifies and will continue to qualify as a partnership for U.S. federal income tax purposes. Assuming that it qualifies as a partnership for U.S. federal income tax purposes, our operating partnership generally will not be subject to U.S. federal income tax on its income. Instead, its partners, including us, generally are required to pay tax on their respective allocable share of our operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge our operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. For example, our operating partnership would be treated as a corporation for U.S. federal income tax purposes if it were deemed to be a “publicly traded partnership” and less than 90% of its income consisted of “qualified income” under the Code.  If the IRS were successful in treating our operating partnership as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, therefore, cease to qualify as a REIT, and our operating partnership would become subject to U.S. federal, state and local income tax. The payment by our operating partnership of income tax would reduce significantly the amount of cash available to our operating partnership to satisfy obligations to make principal and interest payments on its debt and to make distribution to its partners, including us.

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

Dividends payable by REITs generally do not qualify for reduced tax rates applicable to non-corporate taxpayers.

The maximum U.S. federal income tax rate for certain qualified dividends payable to United States stockholders that are individuals, trusts and estates generally is currently 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore are taxable as ordinary income when paid to such stockholders. However, current law provides a deduction of 20% of a non-corporate taxpayer’s ordinary REIT dividends with such deduction scheduled to expire for taxable years beginning after December 31, 2025. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may, for instance, hinder our ability to make certain otherwise attractive investments or undertake other activities that might otherwise be beneficial to us and our stockholders, or may require us to borrow or liquidate investments in unfavorable market conditions and, therefore, may hinder our investment performance. As a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, U.S. Government securities, debt instruments issued by a publicly traded REIT and qualified “real estate assets.” The REIT asset tests further require that with respect to our assets that are not qualifying assets for purposes of this 75% assets test and that are not securities issued by a TRS, we generally cannot hold at the close of any calendar quarter (i) securities representing more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer or (ii) securities of any one issuer that represent more than 5% of the value of our total assets.  In addition, securities (other than qualified real estate assets) issued by one or more of our TRSs cannot represent more than 20% of the value of our total assets at the close of any calendar quarter. Further, even though debt instruments issued by a publicly traded REIT that are not secured by a mortgage on real property are qualifying assets for purposes of the 75% asset test, no more than 25% of the value of our total assets can be represented by such unsecured debt instruments. After meeting these asset test requirements at the close of a calendar quarter, if we fail to comply with these requirements at the end of any subsequent calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain other statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate from our portfolio or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

We may be subject to a 100% penalty tax on any prohibited transactions that we enter into, or may be required to forego certain otherwise beneficial opportunities in order to avoid the penalty tax on prohibited transactions.

If we are found to have held, acquired or developed property primarily for sale to customers in the ordinary course of business, we may be subject to a 100% “prohibited transactions” tax under U.S. federal tax laws on the gain from disposition of the property unless the disposition qualifies for one or more safe harbor exceptions for properties that have been held by us for at least two years and satisfy certain additional requirements (or the disposition is made through a TRS and, therefore, is subject to corporate U.S. federal income tax). Under existing law, whether property is held primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances. We intend to hold, and, to the extent within our control, to have any joint venture to which our operating partnership is a partner hold, properties for investment with a view to long-term appreciation, to engage in the business of acquiring, owning, operating and developing the properties, and to make sales of our properties and other properties acquired subsequent to the date hereof as are consistent with our investment objectives (and to hold investments that do not meet these criteria through a TRS). Based upon our investment objectives, we believe that overall, our properties should not be considered property held primarily for sale to customers in the ordinary course of business. However, it may not always be practical for us to comply with one of the safe harbors, and, therefore, we may be subject to the 100% penalty tax on the gain from dispositions of property if we otherwise are deemed to have held the property primarily for sale to customers in the ordinary course of business. The potential application of the prohibited transactions tax could cause us to forego potential dispositions of other property or to forego other opportunities that might otherwise be attractive to us, or to hold investments or undertake such dispositions or other opportunities through a TRS, which would generally result in corporate income taxes being incurred.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. In addition, rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm’s-length basis. We have jointly elected with one subsidiary for such subsidiary to be treated as a TRS for U.S. federal income tax purposes. This subsidiary and any other TRSs that we form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

We may face risks in connection with Section 1031 exchanges.

If a transaction intended to qualify as a tax-deferred Section 1031 exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax-deferred basis.  Under current law, Section 1031 exchanges now only apply to real property and do not apply to any related personal property transferred with the real property.  As a result, any gain on appreciated personal property that is transferred in connection with a Section 1031 exchange of real property will be recognized, and such gain is generally treated as non-qualifying income for the 95% and 75% gross income tests.  Any such non-qualifying income could have an adverse effect on our REIT status.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, the results of operations and the amount of cash available for the payment of dividends.

General Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, we wholly owned 79 operating properties, including 77 operating properties with approximately 7.1 million leased square feet that were leased primarily to U.S. Government tenants and two operating properties with approximately 0.2 million leased square feet that were entirely leased to private tenants.  In addition, we wholly owned one property under development that we expect to encompass approximately 0.2 million leased square feet upon completion.  As of December 31, 2020, our operating properties were 99% leased with a weighted average annualized lease income per leased square foot of $33.65 and a weighted average age of approximately 13.3 years based on the date the property was built or renovated-to-suit, where applicable. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

Information about our operating properties as of December 31, 2020 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,388,079	6.7%	$50.02
Various GSA - Buffalo (3)	Buffalo, NY	O	2020 - 2025	267,768	8,507,053	3.5%	31.77
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,104,091	3.3%	20.07
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,796,457	2.8%	40.09
IRS - Fresno	Fresno, CA	O	2033	180,481	6,650,903	2.7%	36.85
Various GSA - Chicago (5)	Des Plaines, IL	O	2022 / 2023	204,020	6,519,508	2.7%	31.96
Various GSA - Portland (4)	Portland, OR	O	2022 - 2028	212,845	6,465,482	2.6%	30.38
PTO - Arlington	Arlington, VA	O	2035	190,546	6,170,884	2.5%	32.39
VA - San Jose	San Jose, CA	OC	2038	90,085	5,852,184	2.4%	64.96
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,541,749	2.3%	32.68
FBI - San Antonio	San Antonio, TX	O	2021	148,584	5,187,090	2.1%	34.91
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,614,143	1.9%	21.93
FDA - Alameda	Alameda, CA	L	2039	69,624	4,561,039	1.9%	65.51
FBI - Omaha	Omaha, NE	O	2024	112,196	4,426,771	1.8%	39.46
TREAS - Parkersburg	Parkersburg, WV	O	2021	182,500	4,418,656	1.8%	24.21
EPA - Kansas City	Kansas City, KS	L	2023	71,979	4,210,244	1.7%	58.49
FBI / DEA - El Paso	El Paso, TX	O/W	2028	203,269	4,047,753	1.7%	19.91
VA - South Bend	Mishawaka, IN	OC	2032	86,363	4,011,573	1.6%	46.45
FDA - Lenexa	Lenexa, KS	L	2040	59,690	3,889,133	1.6%	65.16
ICE - Charleston (6)	North Charleston, SC	O	2021 / 2027	86,733	3,874,571	1.6%	44.67
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,791,205	1.5%	27.54
VA - Mobile	Mobile, AL	OC	2033	79,212	3,778,352	1.5%	47.70
DOI - Billings	Billings, MT	O/W	2033	149,110	3,725,623	1.5%	24.99
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,689,091	1.5%	26.79
FBI - Birmingham	Birmingham, AL	O	2022	96,278	3,683,969	1.5%	38.26
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	3,622,548	1.5%	36.21
DOT - Lakewood	Lakewood, CO	O	2024	122,225	3,489,124	1.4%	28.55
VA - Chico	Chico, CA	OC	2034	51,647	3,172,357	1.3%	61.42
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,063,160	1.3%	31.03
FDA - College Park	College Park, MD	L	2029	80,677	3,017,567	1.2%	37.40
OSHA - Sandy	Sandy, UT	L	2024	75,000	3,008,391	1.2%	40.11
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,006,961	1.2%	45.00
USFS I - Albuquerque	Albuquerque, NM	O	2021	92,455	2,924,234	1.2%	31.63
DEA - Vista	Vista, CA	L	2020	54,119	2,811,893	1.1%	51.96
FBI - Richmond	Richmond, VA	O	2041	96,607	2,776,811	1.1%	28.74
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,745,454	1.1%	38.61
JUD - Del Rio	Del Rio, TX	C/O	2024	89,880	2,705,056	1.1%	30.10
VA - Orange (7)	Orange, CT	OC	2034	56,330	2,685,326	1.1%	47.67
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,683,459	1.1%	63.17
JUD - El Centro	El Centro, CA	C/O	2034	43,345	2,663,767	1.1%	61.46
FBI - Mobile	Mobile, AL	O	2029	76,112	2,616,413	1.1%	34.38
SSA - Charleston	Charleston, WV	O	2024	110,000	2,596,982	1.1%	23.61
DEA - Sterling	Sterling, VA	L	2022	49,692	2,574,759	1.1%	51.81
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,442,804	1.0%	29.19
FBI - Albany	Albany, NY	O	2035	98,184	2,434,918	1.0%	24.80
DEA - Dallas Lab	Dallas, TX	L	2021	49,723	2,408,771	1.0%	48.44

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased (Cont.)
JUD - Charleston	Charleston, SC	C/O	2040	50,888	2,333,282	1.0%	45.85
DHA - Aurora	Aurora, CO	O	2034	101,285	2,307,796	0.9%	22.79
DEA - Upper Marlboro	Upper Marlboro, MD	L	2022	50,978	2,294,520	0.9%	45.01
FBI - Little Rock	Little Rock, AR	O	2021	101,977	2,271,725	0.9%	22.28
MEPCOM - Jacksonville	Jacksonville, FL	O	2025	30,000	2,204,537	0.9%	73.48
CBP - Savannah	Savannah, GA	L	2033	35,000	2,158,730	0.9%	61.68
DOE - Lakewood	Lakewood, CO	O	2029	115,650	2,093,584	0.9%	18.10
JUD - Jackson	Jackson, TN	C/O	2023	73,397	2,052,341	0.8%	27.96
DEA - Santa Ana	Santa Ana, CA	O	2024	39,905	1,878,451	0.8%	47.07
ICE - Otay	San Diego, CA	O	2022 / 2026	49,457	1,771,268	0.7%	35.81
NPS - Omaha	Omaha, NE	O	2024	62,772	1,767,157	0.7%	28.15
VA - Golden	Golden, CO	O/W	2026	56,753	1,753,834	0.7%	30.90
DEA - Dallas	Dallas, TX	O	2040	71,827	1,726,977	0.7%	24.04
CBP - Sunburst	Sunburst, MT	O	2028	33,000	1,616,901	0.7%	49.00
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,605,912	0.7%	26.97
DEA - Birmingham (8)	Birmingham, AL	O	2020	35,616	1,535,155	0.6%	43.10
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,488,184	0.6%	31.68
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,468,544	0.6%	23.04
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,446,712	0.6%	38.10
VA - Charleston	North Charleston, SC	W	2040	97,718	1,383,687	0.6%	14.16
DEA - Albany	Albany, NY	O	2025	31,976	1,350,924	0.6%	42.25
DEA - Riverside	Riverside, CA	O	2032	34,354	1,249,772	0.5%	36.38
SSA - Dallas	Dallas, TX	O	2035	27,200	977,296	0.4%	35.93
HRSA - Baton Rouge	Baton Rouge, LA	O	2040	27,569	838,276	0.3%	30.41
ICE - Pittsburgh (9)	Pittsburgh, PA	O	2022 / 2023	25,245	800,087	0.3%	31.69
VA - Baton Rouge	Baton Rouge, LA	OC	2024	30,000	793,356	0.3%	26.45
JUD - South Bend	South Bend, IN	C/O	2027	30,119	763,813	0.3%	25.36
DEA - San Diego	San Diego, CA	W	2032	16,100	537,952	0.2%	33.41
SSA - Mission Viejo	Mission Viejo, CA	O	2022	11,590	474,045	0.2%	40.90
DEA - Bakersfield	Bakersfield, CA	O	2021	9,800	370,497	0.2%	37.81
SSA - San Diego	San Diego, CA	O	2032	10,059	340,912	0.1%	33.89
Subtotal				7,124,814	$244,012,585	99.6%	$34.25
Privately Leased
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	105,641	543,818	0.2%	5.15
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	410,157	0.2%	5.85
Subtotal				175,719	$953,975	0.4%	$5.43
Total / Weighted Average				7,300,533	$244,966,560	100.0%	$33.55
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	The year of lease expiration does not include renewal options.
(3)	Private tenants occupy 15,374 leased square feet.
(4)	Private tenants occupy 42,025 leased square feet.
(5)	Private tenants occupy 1,835 leased square feet.
(6)	A private tenant occupies 21,609 leased square feet.
(7)	Previously named VA – Northeast.
(8)	The ATF occupies 8,680 leased square feet.
(9)	A private tenant occupies 3,854 leased square feet.

Our assets are located throughout the United States. The following table sets forth the geographic diversification of our operating properties, by market, based on the GSA’s definition of regions, as of December 31, 2020:

Location	Market	Number of Properties	Number of Leases	Leased Square Feet	Percentage of Total Leased Square Feet	Percent Leased	Annualized Lease Income	Percentage of Total Annualized Lease Income
State
California	Pacific Rim	18	20	1,345,826	18.5%	100%	$60,474,394	24.8%
Virginia	National Capital	4	4	740,582	10.2%	100%	19,626,545	8.0%
Texas	Greater Southwest	7	9	660,561	9.0%	100%	17,463,100	7.1%
Alabama	Southeast Sunbelt	5	5	370,894	5.1%	100%	14,056,693	5.7%
Kansas	The Heartland	3	3	301,254	4.1%	100%	13,641,126	5.6%
New York	Northeast & Caribbean	3	10	397,928	5.5%	100%	12,292,895	5.0%
West Virginia	Mid-Atlantic	4	4	415,797	5.7%	100%	10,090,094	4.1%
Nebraska	The Heartland	3	3	312,639	4.3%	100%	9,985,133	4.1%
Utah	Rocky Mountain	2	2	244,542	3.3%	100%	9,804,848	4.0%
Colorado	Rocky Mountain	4	4	395,913	5.4%	100%	9,644,338	3.9%
New Mexico	Greater Southwest	3	3	262,275	3.6%	100%	8,732,848	3.6%
South Carolina	Southeast Sunbelt	3	4	235,339	3.2%	100%	7,591,540	3.1%
Illinois	Great Lakes	1	4	204,020	2.8%	88%	6,519,508	2.7%
Oregon	Northwest Arctic	1	16	212,845	2.9%	95%	6,465,482	2.6%
Montana	Rocky Mountain	2	2	182,110	2.5%	100%	5,342,524	2.2%
Louisiana	Greater Southwest	3	3	195,248	2.7%	100%	5,320,723	2.2%
Maryland	National Capital	2	2	131,655	1.8%	100%	5,312,087	2.2%
Indiana	Great Lakes	2	2	116,482	1.6%	100%	4,775,386	1.9%
Pennsylvania	Mid-Atlantic	2	3	125,299	1.7%	94%	4,422,635	1.8%
Georgia	Southeast Sunbelt	2	2	140,641	1.9%	100%	2,702,548	1.1%
Connecticut	New England	1	1	56,330	0.8%	100%	2,685,326	1.1%
Arkansas	Greater Southwest	1	1	101,977	1.4%	100%	2,271,725	0.9%
Florida	Southeast Sunbelt	1	1	30,000	0.4%	100%	2,204,537	0.9%
Tennessee	Southeast Sunbelt	1	1	73,397	1.0%	100%	2,052,341	0.8%
Mississippi	Southeast Sunbelt	1	1	46,979	0.6%	100%	1,488,184	0.6%
Total / Weighted Average		79	110	7,300,533	100.0%	99%	$244,966,560	100.0%

Market
Pacific Rim		18	20	1,345,826	18.4%	100%	$60,474,394	24.8%
Greater Southwest(1)		14	16	1,220,061	16.7%	100%	33,788,396	13.8%
Southeast Sunbelt(1)		13	14	897,250	12.3%	100%	30,095,843	12.3%
National Capital		6	6	872,237	11.9%	100%	24,938,632	10.2%
Rocky Mountain		8	8	822,565	11.3%	100%	24,791,710	10.1%
The Heartland		6	6	613,893	8.4%	100%	23,626,259	9.6%
Mid-Atlantic		6	7	541,096	7.4%	98%	14,512,729	5.9%
Northeast & Caribbean		3	10	397,928	5.5%	100%	12,292,895	5.0%
Great Lakes		3	6	320,502	4.4%	92%	11,294,894	4.6%
Northwest Arctic		1	16	212,845	2.9%	95%	6,465,482	2.6%
New England		1	1	56,330	0.8%	100%	2,685,326	1.1%
Total / Weighted Average		79	110	7,300,533	100.0%	99%	$244,966,560	100.0%
(1)	Two properties entirely leased to private tenants are located in the Southeast Sunbelt and Greater Southwest regions.

Our portfolio of operating properties has a stable tenant base that is diversified among U.S. Government agencies. Our U.S. Government tenant agencies include a number of the U.S. Government’s largest and most essential agencies. As of December 31, 2020 our operating properties were 99% leased by 44 tenants. The following table provides information about the tenants that leased our properties as of December 31, 2020:

Tenant(1)	Weighted Average Remaining Lease Term(2)	Leased Square Feet	Percentage of Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income
U.S. Government
Department of Veteran Affairs ("VA")	12.7	979,979	13.3%	$43,172,668	17.7%
Federal Bureau of Investigation ("FBI")	7.5	1,292,484	17.6%	40,771,826	16.7%
Drug Enforcement Administration ("DEA")	7.0	603,323	8.2%	24,531,817	10.1%
Judiciary of the U.S. ("JUD")	7.4	334,608	4.6%	12,006,443	4.9%
Food and Drug Administration ("FDA")	15.1	209,991	2.9%	11,467,739	4.7%
Environmental Protection Agency ("EPA")	5.5	241,564	3.3%	9,751,993	4.0%
Internal Revenue Service ("IRS")	10.1	236,233	3.2%	8,480,235	3.5%
U.S. Joint Staff Command ("JSC")	7.4	403,737	5.5%	8,104,091	3.3%
Immigration and Customs Enforcement ("ICE")	4.6	187,848	2.6%	7,700,050	3.1%
Bureau of the Fiscal Service ("BFS")	3.0	266,176	3.6%	6,861,460	2.8%
U.S. Citizenship and Immigration Services ("USCIS")	7.6	204,489	2.8%	6,798,166	2.8%
Federal Aviation Administration ("FAA")	2.8	194,540	2.7%	6,258,839	2.6%
Patent and Trademark Office ("PTO")	14.0	190,546	2.6%	6,170,884	2.5%
U.S. Forest Service ("USFS")	3.0	191,175	2.6%	5,987,394	2.4%
Social Security Administration ("SSA")	5.5	200,866	2.8%	5,357,141	2.2%
Federal Emergency Management Agency ("FEMA")	17.8	210,373	2.9%	4,614,143	1.9%
Customs and Border Protection ("CBP")	10.3	68,000	0.9%	3,775,631	1.5%
Department of Transportation ("DOT")	3.3	129,659	1.8%	3,737,418	1.5%
Occupational Safety and Health Administration ("OSHA")	3.1	75,000	1.0%	3,008,391	1.2%
Defense Health Agency ("DHA")	13.3	101,285	1.4%	2,307,796	0.9%
Department of Energy ("DOE")	8.6	120,496	1.7%	2,213,404	0.9%
Military Entrance Processing Command ("MEPCOM")	4.7	30,000	0.4%	2,204,537	0.9%
U.S. Department of Agriculture ("USDA")	6.6	69,440	1.0%	2,115,505	0.9%
Bureau of Indian Affairs ("BIA")	11.5	78,184	1.1%	2,010,629	0.8%
National Park Service ("NPS")	3.5	62,772	0.9%	1,767,157	0.7%
Bureau of Reclamation ("BOR")	12.3	69,518	1.0%	1,736,958	0.7%
General Services Administration - Other	4.7	54,803	0.8%	1,679,075	0.7%
U.S. Coast Guard ("USCG")	7.0	59,547	0.8%	1,605,912	0.7%
Small Business Administration ("SBA")	1.2	42,835	0.6%	1,335,628	0.5%
U.S. Army Corps of Engineers ("ACOE")	4.1	39,320	0.5%	1,081,097	0.4%
Health Resources and Services Administration ("HRSA")	19.6	27,569	0.4%	838,276	0.3%
National Oceanic and Atmospheric Administration ("NOAA")	2.1	25,612	0.4%	799,198	0.3%
Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF")	4.2	21,342	0.3%	779,810	0.3%
U.S. Attorney Office ("USAO")	3.1	6,408	0.1%	147,604	0.1%
Office of the Field Solicitor ("OFC")	12.3	4,526	0.1%	113,085	0.0%
Office of the Special Trustee for American Indians ("OST")	12.3	3,359	0.0%	83,927	0.0%
U.S. Marshals Service ("USMS")	6.1	1,054	0.0%	48,361	0.0%
Department of Labor ("DOL")	3.1	1,004	0.0%	23,125	0.0%
U.S. Probation Office ("USPO")	3.1	452	0.0%	10,419	0.0%
Subtotal	8.3	7,040,117	96.4%	$241,457,832	98.5%

Private Tenants
Other Private Tenants	2.1	41,445	0.6%	1,199,149	0.5%
Providence Health & Services	4.7	21,643	0.3%	725,079	0.3%
We Are Sharing Hope SC	0.7	21,609	0.3%	630,525	0.3%
United Technologies (Pratt & Whitney)	3.0	105,641	1.4%	543,818	0.2%
Lummus Corporation	7.6	70,078	1.0%	410,157	0.2%
Subtotal	4.0	260,416	3.6%	$3,508,728	1.5%
Total / Weighted Average	8.2	7,300,533	100.0%	$244,966,560	100.0%
(1)

If a property is leased to multiple tenants the weighted average remaining lease term, leased square feet, annualized lease income and percentage of total annualized lease income have been allocated to the respective tenant agency.

(2)	Weighted based on leased square feet.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 15.6 years), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of December 31, 2020.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2020	3	90,835	1.2%	$4,376,151	1.8%	$48.18
2021	12	818,513	11.2%	25,010,373	10.2%	30.56
2022	10	282,083	3.9%	11,524,521	4.7%	40.86
2023	12	502,538	6.9%	14,823,900	6.1%	29.50
2024	10	727,374	10.0%	22,767,700	9.3%	31.30
2025	12	371,827	5.1%	12,655,165	5.2%	34.04
2026	3	157,011	2.2%	4,873,639	2.0%	31.04
2027	6	495,529	6.8%	17,523,522	7.2%	35.36
2028	8	783,003	10.7%	16,388,769	6.7%	20.93
2029	5	493,794	6.8%	13,859,459	5.7%	28.07
2030	0	—	0.0%	—	0.0%	—
Thereafter	29	2,578,026	35.2%	101,163,361	41.1%	39.24
Total / Weighted Average	110	7,300,533	100.0%	$244,966,560	100.0%	$33.55
(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of December 31, 2020, 17 leases occupying approximately 4.3% of our leased square feet and contributing approximately 4.0% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Information about our development property as of December 31, 2020 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year	162,000
Total					162,000
(1)	L=Laboratory.

Item 3. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange under the symbol “DEA”.  We had 24 stockholders of record of our common stock as of February 16, 2021. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Distribution Policy

In order to maintain our qualification as a REIT under the Internal Revenue Code, we must distribute at least 90% of our taxable income to stockholders. We intend to pay regular quarterly distributions to holders of our common stock in a manner to satisfy this requirement. Any distributions we make will be at the discretion of our board of directors and will be dependent upon a number of factors, including prohibitions or restrictions under financing agreements or applicable law and other factors described herein. We anticipate distributing all of our taxable income. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K for information regarding the sources of funds used for distributions and for a discussion of factors, if any, which may adversely affect our ability to make distributions to our stockholders.

Performance Graph

The following performance graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the Russell 2000 Index and the cumulative total return of the FTSE Nareit Equity REITs Index. The FTSE Nareit Equity REITs Index represents performance of all publicly-traded US Equity REITs not designated as Timber REITs or Infrastructure REITs.  The graph covers the period from December 31, 2015 through December 31, 2020 and assumes that $100 was invested in our common stock and in each index on December 31, 2015 and that all dividends were reinvested. The information in this paragraph and the following performance graph are deemed to be furnished, not filed.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the audited consolidated financial statements and related notes thereto as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 and the sections entitled “Risk Factors,” “Forward Looking Statements,” “Business,” and “Properties” contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Forward Looking Statements.”

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

We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of December 31, 2020, we wholly owned 79 operating properties in the United States, encompassing approximately 7.3 million leased square feet in the aggregate, including 77 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants. As of December 31, 2020, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of our operating partnership and owned approximately 88.8% of the aggregate limited partnership interests in our operating partnership, which we refer to herein as common units, as of December 31, 2020. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Impact of the COVID-19 Pandemic

The novel coronavirus, or COVID-19, pandemic, has caused and continues to cause significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We continue to carefully monitor the COVID-19 pandemic and its potential impact on our business.  We are following guidelines established by the Centers for Disease Control and the World Health Organization and orders issued by the state and local governments where we operate. In addition, we have taken a number of precautionary steps to safeguard our business and our employees from the COVID-19 pandemic, including, but not limited to, implementing non-essential travel restrictions and facilitating telecommuting arrangements for our employees. We have taken these precautionary steps while maintaining business continuity so that we can continue to deliver service to and meet the demands of our tenants, including our U.S. Government tenant agencies. Since March 13, 2020, nearly all of our employees have been working remotely, with only certain operationally critical employees working on site.

The operations of many of our U.S. Government tenant agencies are deemed essential. We are working closely with our tenants to follow directions from the various federal government tenant agencies with respect to building operations within our portfolio, and have issued guidance for our vendors and building engineers grounded in applicable federal, state and local guidelines. Whenever we learn of a confirmed case of COVID-19 involving an individual known to have been in one of our buildings, we immediately take additional steps in collaboration with our tenants and vendors to disinfect and sanitize the affected spaces and all common areas in the building.

To date, the impact of the COVID-19 pandemic on our business and financial condition has not been significant.  Substantially all of our revenue continues to be generated through the receipt of rental payments from U.S. Government tenant agencies, which accounted for 98.5% of our annualized lease income as of December 31, 2020. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Notwithstanding the recent volatility in the financial markets, we also believe that our capital structure will continue to provide us with the resources, financial flexibility and the capacity to support the continued growth of our business.  Since January 1, 2020, we have issued an aggregate of 6,996,824 shares of our common stock, including in settlement of forward sales transactions, through our March 2019 ATM Program and December 2019 ATM Program (each as described below). As of February 16, 2021, there are 4,106,521 shares underlying forward sale transactions that have not yet been settled, including an aggregate of 359,289 shares sold on a forward basis subsequent to the year ended December 31, 2020. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions between April 2021 and February 2022.  As of December 31, 2020, we also had $370.7 million available under our $450.0 million senior unsecured revolving credit facility.

The future impact of the COVID-19 pandemic on our operations and financial condition will, however, depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.  See “Item 1A Risk Factors” for a discussion of the potential adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition.

Financial information analyzed below reflects the audited financial statements as of December 31, 2020, included in the F pages of this Annual Report on Form 10-K.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2020 and December 31, 2019

The financial information presented below summarizes the results of operations of our company for the years ended December 31, 2020 and 2019.

	For the years ended December 31,
(Amounts in thousands)	2020	2019	Change
Revenues
Rental income	$238,131	$208,544	$29,587
Tenant reimbursements	4,497	10,210	(5,713)
Other income	2,450	2,968	(518)
Total revenues	245,078	221,722	23,356
Expenses
Property operating	48,430	48,279	151
Real estate taxes	27,125	23,643	3,482
Depreciation and amortization	93,803	92,439	1,364
Acquisition costs	2,087	1,738	349
Corporate general and administrative	20,630	20,184	446
Total expenses	192,075	186,283	5,792
Other income (expense)
Interest expense, net	(35,480)	(33,460)	(2,020)
Gain (loss) on the sale of operating property	(3,995)	6,245	(10,240)
Net income	$13,528	$8,224	$5,304

Revenues

Total revenues increased $23.4 million to $245.1 million for the year ended December 31, 2020 compared to $221.7 million for the year ended December 31, 2019.

The $29.6 million increase in Rental income is primarily attributable to an increase in revenues from the nine operating properties acquired and one development property placed in service since December 31, 2019 as well as a full period of operations from the eight operating properties acquired and one development property placed in service during the year ended December 31, 2019, offset by a decrease in revenues attributable to the disposal of two operating properties, one in the fourth quarter of 2020 and one in the second quarter of 2019.

The $5.7 million decrease in Tenant reimbursements and $0.5 million decrease in Other income are primarily attributable to a decrease in tenant project reimbursements and the associated project management income.

Expenses

Total expenses increased by $5.8 million to $192.1 million for the year ended December 31, 2020 compared to $186.3 million for the year ended December 31, 2019.

The $0.2 million increase in Property operating expenses is primarily attributable to an increase in property operating expenses associated with the nine operating properties acquired and one development property placed in service since December 31, 2019, as well as a full period of operations from the eight operating properties acquired and one development property placed in service during the year ended December 31, 2019, offset by a decrease in expenses associated with tenant project reimbursements.

The $3.5 million increase in Real estate taxes is also primarily attributable to the nine operating properties acquired and one development property placed in service since December 31, 2019 as well as a full period of operations from the eight operating properties acquired and one development property placed in service during the year ended December 31, 2019.

Additionally, the $1.4 million increase in Depreciation and amortization is primarily attributable to the nine operating properties acquired and one development property placed in service since December 31, 2019, as well as a full period of operations from the eight operating properties acquired and one development property placed in service during the year ended December 31, 2019, offset by a decrease in depreciation related to the timing of intangible amortization.

The $0.3 million increase in Acquisition costs was primarily due to an increase in employee costs.

The $0.4 million increase in Corporate and general administrative costs was also primarily due to an increase in employee costs.

Interest Expense

Interest expense increased $2.0 million to $35.5 million for the year ended December 31, 2020 compared to $33.5 million for the year ended December 31, 2019.  The increase is primarily due to additional interest expense attributable to the $275.0 million fixed rate, senior unsecured notes issued in the third quarter of 2019. This increase is offset by a decrease in interest owed on our revolving credit facility primarily due to a decrease in the weighted average interest rate and weighted average borrowings for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Gain (Loss) on the sale of operating property

On November 24, 2020, we sold DEA – Otay to a third party.  Net proceeds from the sale of the operating property were approximately $3.5 million and we recognized the full loss on the sale of the operating property of approximately $4.0 million for the year ended December 31, 2020.

On May 8, 2019, we sold CBP – Chula Vista to a third party. Net proceeds from the sale of the operating property were approximately $19.9 million and we recognized the full gain on the sale of the operating property of approximately $6.2 million for the year ended December 31, 2019.

Comparison of Results of Operations for the Years Ended December 31, 2019 and December 31, 2018

Information pertaining to fiscal year 2018 was included in our Annual Report on Form 10-K for the year ended December 31, 2019 on page 35 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations”, which was filed with the Securities and Exchange Commission, or SEC, on February 25, 2020.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At December 31, 2020, we had approximately $8.5 million available in cash and cash equivalents and there was $370.7 million available under our revolving credit facility.

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

Equity

Shelf Registration Statement on Form S-3

On March 16, 2018, we filed an automatic universal shelf registration statement on Form S-3 with the SEC, which was deemed automatically effective and which provides for the registration of unspecified amounts of securities. However, there can be no assurance that we will be able to complete any such offerings of securities in the future.

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

Under each of the ATM Programs, we may also enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of Citibank, N.A., Bank of Montreal, Jefferies LLC, Raymond James & Associates, Inc., Royal Bank of Canada and Wells Fargo Bank, National Association for the sale of shares of our common stock on a forward basis.

The following table sets forth certain information with respect to issuances, including in settlement of forward sales transactions, made under each of the ATM Programs as of December 31, 2020 (amounts in thousands except share amounts):

	March 2019 ATM Program		December 2019 ATM Program
For the Three Months Ended:	Number of Shares Issued(1)	Net Proceeds(1)	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2020	200,000	$4,835	—	$—
June 30, 2020	3,920,992	88,939	551,200	14,455
September 30, 2020	—	—	1,475,991	33,541
December 31, 2020	—	—	848,641	18,634
Total	4,120,992	$93,774	2,875,832	$66,630
(1)

Includes shares issued by the Company, including in settlement of forward sales transactions. Additionally, as of December 31, 2020, we had entered into forward sales transactions under the March 2019 ATM Program and December 2019 ATM Program for the sale of an additional 3,747,232 shares of our common stock that had not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from April 2021 to September 2021. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $25.96 per share, we expect to receive net proceeds of approximately $97.3 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transactions. We accounted for the forward sale agreements as equity.

We have used the net proceeds received from such sales for general corporate purposes. As of December 31, 2020, we had approximately $140.6 million of gross sales of our common stock available under the December 2019 ATM Program and no remaining availability under the March 2019 ATM Program.

Debt

Amended and Restated Credit Facility

We had a $400.0 million senior unsecured credit facility, which we amended and restated in 2018, which we refer to as our senior unsecured credit facility. Our senior unsecured credit facility includes a total borrowing capacity of $600.0 million, consisting of two components: (i) a $450.0 million revolving credit facility, which we refer to as the revolving credit facility, and (ii) a $150.0 million term loan facility, which we refer to as the 2018 term loan facility. The revolving credit facility also includes an accordion feature that will provide us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million.  As of December 31, 2020, we had $370.7 million in available capacity available under the revolving credit facility. We also have a $100.0 million senior unsecured term loan facility, which we refer to as the 2016 term loan facility.

 Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of December 31, 2020 (dollars in thousands):

	Principal Outstanding	Interest	Current
Loan	December 31, 2020	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$79,250	L + 130bps	June 2022 (3)
Total revolving credit facility	79,250

Term loan facilities:
2016 term loan facility	100,000	2.67% (4)	March 2024
2018 term loan facility	150,000	3.96% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,034)
Total term loan facilities, net	248,966

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
Total notes payable	450,000
Less: Total unamortized deferred financing fees	(2,829)
Total notes payable, net	447,171

Mortgage notes payable:
DEA - Pleasanton	15,700	L + 150bps (6)	October 2023
VA - Golden	9,011	5.00% (6)	April 2024
MEPCOM - Jacksonville	7,926	4.41% (6)	October 2025
USFS II - Albuquerque	15,914	4.46% (6)	July 2026
ICE - Charleston	16,150	4.21% (6)	January 2027
VA - Loma Linda	127,500	3.59% (6)	July 2027
CBP - Savannah	11,991	3.40% (6)	July 2033
Total mortgage notes payable	204,192
Less: Total unamortized deferred financing fees	(1,441)
Less: Total unamortized premium/discount	120
Total mortgage notes payable, net	202,871

Total debt	$978,258
(1)

At December 31, 2020 the one-month LIBOR (“L”) was 0.14%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our revolving credit facility, our 2018 term loan facility, and our 2016 term loan facility is based on our consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $370.7 million at December 31, 2020, with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)

Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.67% annually, based on our consolidated leverage ratio, as defined in our 2016 term loan facility agreement.

(5)

Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 3.96% annually, based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.

(6)

Effective interest rates are as follows: DEA – Pleasanton 1.8%, VA – Golden 5.03%, MEPCOM – Jacksonville 3.89%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.

Our revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2020, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of December 31, 2020 (dollars in thousands):

Debt Capital Structure	December 31, 2020
Total principal outstanding	$983,442
Weighted average maturity	6.6 years
Weighted average interest rate	3.6%
% Variable debt	9.7%
% Fixed debt (1)	90.3%
% Secured debt	20.8%
(1)	Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 (dollars in thousands):

	Payments due by period
	Total	2021	2022	2023	2024	2025	Thereafter
Mortgage principal and interest	$246,905	$11,831	$12,690	$28,341	$20,348	$13,359	$160,336
Revolving credit facility principal and interest	82,071	1,923	80,148	—	—	—	—
Term loan facilities principal and interest	273,416	8,640	8,640	155,480	100,656	—	—
Senior unsecured notes payable principal and interest	624,402	17,795	17,795	17,795	17,795	17,795	535,427
Development property obligations (1)	6,569	2,334	1,412	2,823	—	—	—
Corporate office lease	2,258	457	278	312	446	456	309
Total	$1,235,621	$42,980	$120,963	$204,751	$139,245	$31,610	$696,072
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

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2020	April 29, 2020	May 14, 2020	June 25, 2020	0.26
Q2 2020	July 29, 2020	August 13, 2020	September 11, 2020	0.26
Q3 2020	October 27,2020	November 11, 2020	December 11, 2020	0.26
Q4 2020	February 18, 2021	March 5, 2021	March 17, 2021	0.26

We use long-term investment partnership units in our operating partnership, which we refer to herein as LTIP units, as a form of performance-based award and service-based award for annual long-term incentive equity compensation.  LTIP units are convertible into common units upon the satisfaction of certain conditions. Prior to the end of the performance period as set forth in the applicable LTIP unit award, holders of performance-based LTIP units are entitled to receive dividends per LTIP unit equal to 10% of the dividend paid per common unit of our operating partnership.  After the end of the performance period, the number of LTIP units, both vested and unvested, that LTIP award recipients have earned, if any, are entitled to receive dividends in an amount per LTIP unit equal to dividends, both regular and special, payable per common unit of our operating partnership. Holders of LTIP units that are not subject to the attainment of performance goals are entitled to receive dividends per LTIP unit equal to 100% of the dividend paid per common unit beginning on the grant date.

Cash Flow

Comparison of Cash Flow for the Years Ended December 31, 2020 and December 31, 2019

The following table sets forth a summary of cash flows for our company for the years ended December 31, 2020 and 2019:

	For the years ended December 31,
	2020	2019	Change
(Amounts in thousands)
Net cash (used in) provided by:
Operating activities	$145,197	$142,315	$2,882
Investing activities	(290,175)	(442,341)	152,166
Financing activities	144,098	304,470	(160,372)

Operating Activities

We generated $145.2 million and $142.3 million of cash from operating activities during the years ended December 31, 2020 and 2019, respectively. Net cash provided by operating activities for the year ended December 31, 2020 included $105.0 million in net cash from rental activities net of expenses and $40.2 million related to the changes in rents receivable, accounts receivable, prepaid and other assets, deferred revenue associated with operating leases, and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the year ended December 31, 2019 included $91.1 million in net cash from rental activities net of expenses, and $51.3 million related to the changes in rents receivable, accounts receivable, prepaid and other assets, deferred revenue associated with operating leases, and accounts payable, accrued expenses and other liabilities.

Investing Activities

We used $290.2 million and $442.3 million in cash for investing activities during the years ended December 31, 2020 and 2019, respectively. Net cash used in investing activities for the year ended December 31, 2020 primarily included $232.7 million in real estate acquisitions, $43.0 million in additions to development properties and $18.0 million in additions to operating properties, offset by $3.5 million in proceeds from the sale of DEA – Otay in the fourth quarter of 2020. Net cash used in investing activities for the year ended December 31, 2019 primarily included $394.5 million in real estate acquisitions, $60.6 million in additions to development properties and $7.2 million in additions to operating properties, offset by $19.9 million in proceeds from the sale of CBP – Chula Vista in the second quarter of 2019.

Financing Activities

We generated $144.1 million and $304.5 million in cash from financing activities during the years ended December 31, 2020 and 2019, respectively. Net cash provided by financing activities for the year ended December 31, 2020 included $162.0 million in gross proceeds from issuance of shares of our common stock and $79.3 million in net draws under the revolving credit facility, offset by $91.7 million in dividends, $3.6 million in mortgage debt repayment, and $1.9 million in payment of deferred offering costs. Net cash provided by financing activities for the year ended December 31, 2019 included $258.6 million in gross proceeds from issuance of shares of our common stock, $275.0 million in issuance of notes payable, offset by $134.8 million in net paydowns under the revolving credit facility, $81.9 million in dividends, $7.1 million in payment of deferred offering costs, $3.4 million in mortgage debt repayment and $2.0 million in payment of deferred financing costs.

Comparison of Cash Flow for the Years Ended December 31, 2019 and December 31, 2018

Information pertaining to fiscal year 2018 was included in our Annual Report on Form 10-K for the year ended December 31, 2019 on page 42 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations”, which was filed with SEC on February 25, 2020.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):

	For the years ended December 31,
	2020	2019	2018
Net income	$13,528	$8,224	$6,659
Depreciation and amortization	93,803	92,439	66,403
(Gain) loss on the sale of operating property	3,995	(6,245)	—
FFO	111,326	94,418	73,062
Adjustments to FFO:
Acquisition costs	2,087	1,738	1,579
Straight-line rent and other non-cash adjustments	(3,432)	(2,276)	(5,640)
Amortization of above-/below-market leases	(5,894)	(6,320)	(8,593)
Amortization of deferred revenue	(3,528)	(1,007)	(191)
Non-cash interest expense	1,441	1,333	1,197
Non-cash compensation	4,093	4,909	3,039
FFO, as Adjusted	$106,093	$92,795	$64,453

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

Development Activities

As of December 31, 2020, we had one property under development.  We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit new developments and redevelopments for existing U.S. Government tenant agencies. These development activities may include some risks such as:

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2020.

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

We capitalize pre-development costs incurred in pursuit of new development opportunities for which we currently believe future development is probable. Additionally, we capitalize interest expense, real estate taxes and direct and indirect project costs (including related compensation and other indirect costs) associated with properties, or portions thereof, undergoing construction, development and redevelopment activities. In capitalizing interest expense, if there is a specific borrowing for the property undergoing construction, development and redevelopment activities, we apply the interest rate of that borrowing to the average accumulated expenditures that do not exceed such borrowing; for the portion of expenditures exceeding any such specific borrowing, we apply our weighted average interest rate on other borrowings to the expenditures. We continue to capitalize costs while construction, development or redevelopment activities are underway until the building is substantially complete and ready for its intended use, at which time rental income recognition can commence and rental operating costs, real estate taxes, insurance, and other subsequent carrying costs are expensed as incurred.

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

Revenue Recognition

Rental income includes base rents paid by each tenant in accordance with its lease agreement conditions. We recognize rental income on a straight-line basis over the lease term of the respective leases. For acquisitions of existing buildings, we recognize rental income from leases already in place coincident with the date of property closing. Lease incentives are recorded as a deferred asset and amortized as a reduction of revenue on a straight-line basis over the respective lease term. Above- and below-market leases are amortized into rental income over the terms of the respective leases.  Further, Rental income includes certain tenant reimbursement income (real estate taxes, operating expenses, utility usage, and other reimbursements), which are accrued as variable lease payments in the same periods as the related expenses are incurred in accordance with Accounting Standards Codification Topic 842, Leases (“ASC 842”) which we adopted on January 1, 2019.

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

Deferred Revenue

Deferred revenue consists primarily of lump sum reimbursements made by tenants to us for landlord improvements in excess of a tenant improvement allowance. Lump sum reimbursements are recorded as Deferred revenue on the Consolidated Balance Sheets and are amortized over the life of the lease through Rental income. Deferred revenue also includes rent received in advance, which is recognized within Rental income once earned.

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

As of December 31, 2020, $888.5 million, or 90.3% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $95.0 million, or 9.7%, had variable interest rates.  If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.2 million annually.

In July 2017, the Financial Conduct Authority (the “FCA”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR. We are not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

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

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative variable rate will be accelerated and magnified. See Note 2 to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a -15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2020. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment management concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10 K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2020, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes certain information about our equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)(2)	3,086,211	$—	1,993,822
Equity compensation plans not approved by stockholders	—	—	—
Total	3,086,211	$—	1,993,822
(1)

The amount in column (a) includes 3,086,211 LTIP units issued under our 2015 equity incentive plan that, upon the satisfaction of certain conditions, are convertible into common units, which may then be redeemed for cash, or, at our option, an equal number of shares of common stock, subject to certain restrictions.  There is no exercise price associated with LTIP units.

(2)	The amount in column (c) excludes the number of LTIP units referenced in column (a) and 193,926 shares of restricted common stock issued under our 2015 equity incentive plan.

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

Item 14. Principal Accounting Fees and Services

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

3.1

Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2

Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.3

First Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 27, 2019 and incorporated herein by reference)

4.1

Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

4.2

Description of Securities of Easterly Government Properties, Inc. (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K on February 25, 2020 and incorporated herein by reference)

10.1

Amended and Restated Limited Partnership Agreement of Easterly Government Properties LP (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 11, 2015 and incorporated herein by reference)

10.2

First Amendment to the Amended and Restated Agreement of Limited Partnership of Easterly Government Properties LP, dated May 6, 2015 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 6, 2015 and incorporated herein by reference)

10.3

Second Amendment to the Amended and Restated Agreement of Limited Partnership of Easterly Government Properties LP, dated February 26, 2016 (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on March 2, 2016 and incorporated herein by reference)

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on February 24, 2021.

EASTERLY GOVERNMENT PROPERTIES, INC.

By:	/s/ William C. Trimble, III
Name:	William C. Trimble, III
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Trimble, III	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2021
William C. Trimble, III

/s/ Meghan G. Baivier	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 24, 2021
Meghan G. Baivier

/s/ Alison M. Bernard	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 24, 2021
Alison M. Bernard

/s/ Darrell W. Crate	Chairman of the Board of Directors	February 24, 2021
Darrell W. Crate

/s/ Michael P. Ibe	Director, Vice Chairman of the Board of Directors and Executive Vice President—Development and Acquisitions	February 24, 2021
Michael P. Ibe

/s/ William H. Binnie	Director	February 24, 2021
William H. Binnie

/s/ Cynthia A. Fisher	Director	February 24, 2021
Cynthia A. Fisher

/s/ Scott D. Freeman	Director	February 24, 2021
Scott D. Freeman

/s/ Emil W. Henry, Jr.	Director	February 24, 2021
Emil W. Henry, Jr.

/s/ Tara S. Innes	Director	February 24, 2021
Tara S. Innes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Easterly Government Properties, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Easterly Government Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Accounting

As described in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2020, the Company acquired nine operating properties in asset acquisitions for an aggregate purchase price of $252.7 million. When the Company acquires properties, management allocates the purchase price to numerous tangible and intangible components. Management allocates the purchase price of properties based on the estimated fair value of the assets acquired and liabilities assumed, which generally consists of land, building, tenant improvements, and intangible assets and liabilities, which include in-place leases, leasing commissions and above and below market leases. Management’s process for determining the allocation requires many estimates and assumptions, including (i) market land, rental, discount and capitalization rates; (ii) leasing and tenant improvement costs associated with the remaining term of acquired leases; (iii) assumptions used in determining the in-place lease and if-vacant value including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs; (iv) renewal probabilities; and (v) allocation of the if-vacant value between land and building.

The principal considerations for our determination that performing procedures relating to purchase price accounting is a critical audit matter are (i) the significant judgment and estimation by management when developing the purchase price allocation, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures to evaluate management’s estimates and significant assumptions, (ii) significant audit effort was necessary in evaluating significant assumptions related to discount rates, capitalization rates, market rental rates, market land rates, leasing costs, tenant improvement costs, and the period of time that it would take to lease vacant space, (iii) significant auditor judgment was necessary in evaluating audit evidence related to such assumptions, and (iv) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price accounting, including controls over the assumptions used related to discount rates, capitalization rates, market rental rates, market land rates, leasing costs, tenant improvement costs, and the period of time that it would take to lease vacant space to determine the fair value of the assets acquired and liabilities assumed and allocate the purchase price to the tangible and intangible components. These procedures also included, among others, reading the purchase agreements for all acquisitions and testing management’s process by evaluating the appropriateness of methods used to determine fair value of assets acquired and liabilities assumed, testing the significant inputs and evaluating the reasonableness of the significant assumptions utilized by management in developing the purchase price allocation, related to discount rates, capitalization rates, market rental rates, market land rates, leasing costs, tenant improvement costs, and the period of time that it would take to lease vacant space.  Assessing the assumptions involved evaluating the consistency of the assumptions used with external market data and with evidence obtained in other areas of the audit. In conjunction with certain purchase price allocations, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of certain significant assumptions utilized by management, as appropriate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 24, 2021

We have served as the Company’s or its predecessor’s auditor since 2014.

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31, 2020	December 31, 2019
Assets
Real estate properties, net	$2,208,661	$1,988,726
Cash and cash equivalents	8,465	12,012
Restricted cash	6,204	3,537
Deposits on acquisitions	1,300	1,800
Rents receivable	30,280	27,788
Accounts receivable	14,959	15,820
Deferred financing, net	1,039	1,749
Intangible assets, net	163,387	168,625
Interest rate swaps	—	541
Prepaid expenses and other assets	23,245	13,991
Total assets	$2,457,540	$2,234,589
Liabilities
Revolving credit facility	79,250	—
Term loan facilities, net	248,966	248,602
Notes payable, net	447,171	446,927
Mortgage notes payable, net	202,871	206,312
Intangible liabilities, net	25,406	24,578
Deferred revenue	92,576	54,659
Interest rate swaps	12,781	5,837
Accounts payable, accrued expenses and other liabilities	48,549	47,833
Total liabilities	1,157,570	1,034,748

Commitments and contingencies (Note 11)

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 82,106,256 and 74,832,292 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	821	748
Additional paid-in capital	1,424,787	1,257,319
Retained earnings	31,965	20,004
Cumulative dividends	(291,652)	(210,760)
Accumulated other comprehensive loss	(11,351)	(4,690)
Total stockholders' equity	1,154,570	1,062,621
Non-controlling interest in Operating Partnership	145,400	137,220
Total equity	1,299,970	1,199,841
Total liabilities and equity	$2,457,540	$2,234,589

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the years ended December 31,
	2020	2019	2018
Revenues
Rental income	$238,131	$208,544	$154,489
Tenant reimbursements	4,497	10,210	4,870
Other income	2,450	2,968	1,232
Total revenues	245,078	221,722	160,591
Expenses
Property operating	48,430	48,279	30,912
Real estate taxes	27,125	23,643	17,311
Depreciation and amortization	93,803	92,439	66,403
Acquisition costs	2,087	1,738	1,579
Corporate general and administrative	20,630	20,184	14,824
Total expenses	192,075	186,283	131,029
Other income (expense)
Interest expense, net	(35,480)	(33,460)	(22,903)
Gain (loss) on the sale of operating property	(3,995)	6,245	—
Net income	13,528	8,224	6,659
Non-controlling interest in Operating Partnership	(1,567)	(1,017)	(955)
Net income available to Easterly Government Properties, Inc.	$11,961	$7,207	$5,704
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.15	$0.10	$0.09
Diluted	$0.15	$0.10	$0.08
Weighted- average common shares outstanding
Basic	78,219,491	68,769,526	53,511,137
Diluted	78,791,453	69,208,966	54,931,380
Dividends declared per common share	$1.04	$1.04	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the years ended December 31,
	2020	2019	2018
Net income	$13,528	$8,224	$6,659
Other comprehensive loss:
Unrealized loss on interest rate swaps, net	(7,485)	(8,061)	(1,265)
Other comprehensive loss:	(7,485)	(8,061)	(1,265)
Comprehensive income	6,043	163	5,394
Non-controlling interest in Operating Partnership	(1,567)	(1,017)	(955)
Other comprehensive loss attributable to non-controlling interest	824	959	274
Comprehensive income attributable to Easterly Government Properties, Inc.	$5,300	$105	$4,713

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Total Equity
Balance at December 31, 2017	44,787,040	448	740,546	7,127	(83,718)	3,403	123,283	791,089
Stock based compensation	—	—	406	—	—	—	2,633	3,039
Grant of unvested restricted stock	21,328	—	—	—	—	—	—	—
Dividends and distributions paid ($1.04 per share)	—	—	—	—	(55,385)	—	(10,571)	(65,956)
Redemption of common units to common stock	658,801	7	10,300	—	—	—	(10,307)	—
Contribution of Property for common units	—	—	—	—	—	—	5,184	5,184
Issuance of common stock, net	15,382,037	153	286,350	—	—	—	—	286,503
Unrealized loss on interest rate swaps	—	—	—	—	—	(991)	(274)	(1,265)
Net income	—	—	—	5,704	—	—	955	6,659
Allocation of NCI in Operating Partnership	—	—	(20,187)	—	—	—	20,187	—
Balance at December 31, 2018	60,849,206	608	1,017,415	12,831	(139,103)	2,412	131,090	1,025,253
Cumulative effect adjustment related to adoption of Leases (Topic 842)	—	—	—	(34)	—	—	—	(34)
Stock based compensation	—	—	841	—	—	—	4,068	4,909
Grant of unvested restricted stock	89,961	1	(1)	—	—	—	—	—
Dividends and distributions paid ($1.04 per share)	—	—	—	—	(71,657)	—	(10,237)	(81,894)
Redemption of common units to common stock	396,929	4	5,824	—	—	—	(5,828)	—
Issuance of common stock, net	13,496,196	135	251,309	—	—	—	—	251,444
Unrealized loss on interest rate swaps	—	—	—	—	—	(7,102)	(959)	(8,061)
Net income	—	—	—	7,207	—	—	1,017	8,224
Allocation of NCI in Operating Partnership	—	—	(18,069)	—	—	—	18,069	—
Balance at December 31, 2019	74,832,292	748	1,257,319	20,004	(210,760)	(4,690)	137,220	1,199,841
Stock based compensation	—	—	960	—	—	—	3,133	4,093
Grant of unvested restricted stock	21,930	1	(1)	—	—	—	—	—
Dividends and distributions paid ($1.04 per share)	—	—	—	—	(80,892)	—	(10,856)	(91,748)
Redemption of common units to common stock	255,210	2	3,605	—	—	—	(3,607)	—
Contribution of Property for common units	—	—	—	—	—	—	21,550	21,550
Issuance of common stock, net	6,996,824	70	160,121	—	—	—	—	160,191
Unrealized loss on interest rate swaps	—	—	—	—	—	(6,661)	(824)	(7,485)
Net income	—	—		11,961	—	—	1,567	13,528
Allocation of NCI in Operating Partnership		—	2,783	—	—	—	(2,783)	—
Balance at December 31, 2020	82,106,256	821	1,424,787	31,965	(291,652)	(11,351)	145,400	1,299,970

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$13,528	$8,224	$6,659
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	93,803	92,439	66,403
Straight line rent	(3,432)	(2,276)	(5,637)
Amortization of above- / below-market leases	(5,894)	(6,320)	(8,593)
Amortization of unearned revenue	(3,528)	(1,007)	(194)
Amortization of loan premium / discount	(78)	(80)	(82)
Amortization of deferred financing costs	1,519	1,413	1,279
Amortization of lease inducements	888	—	—
(Gain) loss on the sale of operating property	3,995	(6,245)	—
Non-cash compensation	4,093	4,909	3,039
Other	79	—	—
Net change in:
Rents receivable	915	(4,708)	(2,729)
Accounts receivable	836	(4,130)	(2,343)
Deferred revenue associated with operating leases	41,445	51,593	934
Prepaid expenses and other assets	(10,230)	(3,091)	(2,948)
Accounts payable, accrued expenses and other liabilities	7,258	11,594	6,994
Net cash provided by operating activities	145,197	142,315	62,782
Cash flows from investing activities
Real estate acquisitions and deposits	(232,679)	(394,480)	(402,569)
Additions to operating properties	(18,010)	(7,196)	(5,691)
Additions to development properties	(43,001)	(60,608)	(58,483)
Proceeds from sale of operating property, net	3,515	19,943	—
Net cash used in investing activities	(290,175)	(442,341)	(466,743)
Cash flows from financing activities
Payment of deferred financing costs	—	(1,996)	(3,474)
Issuance of common shares	162,023	258,556	297,805
Credit facility draws	272,750	337,000	163,000
Credit facility repayments	(193,500)	(471,750)	(128,000)
Term loan draws	—	—	150,000
Issuance of notes payable	—	275,000	—
Repayments of mortgage notes payable	(3,564)	(3,391)	(3,189)
Dividends and distributions paid	(91,748)	(81,894)	(65,956)
Payment of offering costs	(1,863)	(7,055)	(11,321)
Net cash provided by financing activities	144,098	304,470	398,865
Net increase (decrease) in Cash and cash equivalents and Restricted cash	(880)	4,444	(5,096)
Cash and cash equivalents and Restricted cash, beginning of year	15,549	11,105	16,201
Cash and cash equivalents and Restricted cash, end of year	$14,669	$15,549	$11,105

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the years ended December 31,
	2020	2019	2018
Cash paid for interest, net of capitalized interest	$34,248	$29,120	$21,289
Capitalized interest	$1,605	$2,273	$1,702
Non-cash investing and financing activities:
Additions to operating properties	$3,447	$1,465	$460
Additions to development properties	4,469	13,274	11,469
Deferred asset acquisition	119	105	10
Offering costs, accrued not paid	34	65	8
Unrealized loss on interest rate swaps, net	(7,485)	(8,061)	(1,265)
Debt assumed on acquisition of operating property	—	—	9,414
Properties acquired for common units	21,550	—	5,184
Contingent consideration accrued, not paid	336	—	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(3,607)	$(5,828)	$(10,307)
Common Stock	2	4	7
Additional paid-in capital	3,605	5,824	10,300
Total	$—	$—	$—

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

We focus on acquiring, developing, and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of December 31, 2020, we wholly owned 79 operating properties in the United States, encompassing approximately 7.3 million leased square feet (square feet unaudited herein and throughout the Notes) in the aggregate, including 77 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants. As of December 31, 2020, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all our business. The Company is the sole general partner of the Operating Partnership and owned approximately 88.8% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of December 31, 2020. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

We capitalize pre-development costs incurred in pursuit of new development opportunities for which we currently believe future development is probable. Additionally, we capitalize interest expense, real estate taxes and direct and indirect project costs (including related compensation and other indirect costs) associated with properties, or portions thereof, undergoing construction, development and redevelopment activities. In capitalizing interest expense, if there is a specific borrowing for the property undergoing construction, development and redevelopment activities, we apply the interest rate of that borrowing to the average accumulated expenditures that do not exceed such borrowing; for the portion of expenditures exceeding any such specific borrowing, we apply our weighted average interest rate on unsecured borrowings to the expenditures. We continue to capitalize costs while construction, development or redevelopment activities are underway until the building is substantially complete and ready for its intended use, at which time rental income recognition can commence and rental operating costs, real estate taxes, insurance, and other subsequent carrying costs are expensed as incurred.

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

Restricted Cash

Restricted cash on the accompanying Consolidated Balance Sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements or lease agreements.

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

Deferred Revenue

Deferred revenue consists primarily of lump sum reimbursements made by tenants to the Company for landlord improvements in excess of a tenant improvement allowance. Lump sum reimbursements are recorded as Deferred revenue on the Consolidated Balance Sheets and are amortized over the life of the lease through Rental income. Deferred revenue also includes rent received in advance, which is recognized within Rental income once earned.

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

Income Taxes

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute to our stockholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, and on taxable income that we do not distribute to our stockholders. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a management business) through Taxable REIT Subsidiaries (“TRSs”) and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. For the years ended December 31, 2020, 2019 and 2018, we did not incur any material tax liability associated with any of the above.

We do not anticipate any potential expense related to uncertain tax positions as we closely monitor our REIT compliance, do not have any prohibited transactions related to property sales, and the states in which we operate do not subject us to withholding tax requirements.

The following table reconciles GAAP net income to taxable income (amounts in thousands):

	For the years ended December 31,
	2020		2019		2018
Net income	$13,528		$8,224		$6,659
Book depreciation and amortization	93,367		92,248		66,260
Above/Below market lease amortization	(5,894)		(6,320)		(8,593)
Straight-line rent and other non-cash adjustments	(3,377)		(2,239)		(5,619)
Book/Tax differences on unearned rent	(2,585)		1,646		3,714
Book/Tax differences on stock based compensation	3,634		4,156		3,039
Book/Tax differences on gain on sale of rental property	3,995		(6,245)		—
Book/Tax differences on fee waiver income from seller	—		—		1,400
Book/Tax differences on lease inducement	864		—		—
Other book/tax differences, net	137		588		749
Tax depreciation	(52,152)		(47,025)		(34,612)
Loss attributable to non-controlling interest	(6,750)		(6,922)		(6,021)
Taxable income subject to distribution requirements	$44,767	(1)	$38,111	(2)	$26,976	(3)
(1)	The Company’s distributions are characterized as 53.63% ordinary taxable dividend and 46.37% return of capital.
(2)	The Company’s distributions are characterized as 51.47% ordinary taxable dividend and 48.53% return of capital.
(3)	The Company’s distributions are characterized as 45.83% ordinary taxable dividend and 54.17% return of capital.

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

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  The purpose of this updated guidance is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  In November 2018, the Financial Accounting Standards Board issued ASU 2018-19, Codification Improvements to (Topic 326), Financial Instruments – Credit Losses (“ASU 2018-19”).  ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Accounting Standards Codification (“ASC”) 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Costs,” which addresses financial assets measured at amortized cost basis, including net investments in leases arising from sales-type and direct financing leases.  Impairment of receivables arising from operating leases should be accounted for in accordance with ASC Topic 842, Leases (“ASC 842”).  We adopted ASU 2016-13 using the modified retrospective method and the adoption did not have a material impact on our consolidated financial statements.

On January 1, 2020, the Company adopted ASU 2020-04 (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”).  ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur.  Unlike most other ASU’s, the guidance in ASU 2020-04 will generally no longer be available to apply after December 31, 2022.  As of January 1, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives.  Application of these expedients was applied prospectively and preserves the presentation of our derivatives consistent with past presentation, therefore, the adoption did not have a material impact on our consolidated financial statements.

3. Real Estate and Intangibles

Acquisitions

During the year ended December 31, 2020, we acquired nine operating properties in asset acquisitions, consisting of Tricare – Aurora, FBI/DEA – El Paso, VA – Mobile, VA – Chico, FBI – Mobile, VA – North Charleston, HRSA – Baton Rouge, DOI – Billings and JUD – Jackson for an aggregate purchase price of $252.7 million. During the year ended December 31, 2019, we acquired eight operating properties in asset acquisitions, consisting of DEA - Sterling, FDA - College Park, Various GSA - Portland, JSC – Suffolk, FBI – New Orleans, EPA – Lenexa, USCIS – Tustin, and VA – Orange for an aggregate purchase price of $382.6 million.

We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

	December 31, 2020	December 31, 2019
Real estate
Land	$21,292	$36,198
Building	200,593	290,788
Acquired tenant improvements	8,138	11,492
Total real estate	230,023	338,478
Intangible assets
In-place leases	16,218	36,384
Acquired leasing commissions	8,758	9,030
Above-market leases	6,553	161
Total intangible assets	31,529	45,575
Intangible liabilities
Below-market leases	(8,491)	(1,492)
Total intangible liabilities	(8,491)	(1,492)
Accounts payable, accrued expenses and other liabilities
Contingent consideration	(336)	—
Purchase price	252,725	382,561

We did not assume any debt upon acquisition of these properties. The intangible assets and liabilities of the acquired operating properties have an aggregate weighted average amortization period of 10.39 years and 8.28 years as of December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, we included $11.5 million of revenues and $3.8 million of net income in our Consolidated Statement of Operations related to the operating properties acquired. Additionally, we incurred $2.1 million of acquisition-related costs primarily consisting of internal costs associated with the property acquisitions.

During the year ended December 31, 2019, we included $22.5 million of revenues and $4.1 million of net income in our Consolidated Statement of Operations related to the operating properties acquired. Additionally, we incurred $1.7 million of acquisition-related costs primarily consisting of internal costs associated with the property acquisitions.

Dispositions

On November 24, 2020, we sold DEA – Otay to a third party. Net proceeds from the sale of the operating property were approximately $3.5 million and we recognized the full loss on the sale of the operating property of approximately $4.0 million for the year ended December 31, 2020.

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

Consolidated Real Estate and Intangibles

In addition to the operating property acquisitions and development property placed in service, we acquired a 597,426 square foot parcel of land in Lincoln, Nebraska, which is adjacent to our USCIS – Lincoln facility, during the year ended December 31, 2020. During the year ended December 31, 2019, we acquired one property for development, FDA – Atlanta.

Real estate and intangibles on our consolidated balance sheets consisted of the following (amounts in thousands):

	December 31, 2020	December 31, 2019
Real estate properties, net
Land	$215,073	$193,168
Building	2,103,808	1,824,998
Acquired tenant improvements	76,756	68,854
Construction in progress	26,237	57,775
Accumulated depreciation	(213,213)	(156,069)
Total Real estate properties, net	$2,208,661	$1,988,726
Intangible assets, net
In-place leases	$254,870	$240,223
Acquired leasing commissions	61,358	52,686
Above market leases	17,607	11,054
Accumulated amortization	(170,448)	(135,338)
Total Intangible assets, net	$163,387	$168,625
Intangible liabilities, net
Below market leases	$(73,615)	$(65,459)
Accumulated amortization	48,209	40,881
Total Intangible liabilities, net	$(25,406)	$(24,578)

The projected amortization of total intangible assets and intangible liabilities as of December 31, 2020 are as follows (amounts in thousands):

Total
Intangible assets
2021	$25,028
2022	20,888
2023	18,985
2024	15,799
2025	13,841
Thereafter	68,846
$163,387
Intangible liabilities
2021	$(5,832)
2022	(4,223)
2023	(4,024)
2024	(2,877)
2025	(2,170)
Thereafter	(6,280)
$(25,406)

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of December 31, 2020 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2021	$1,514	$(5,832)
2022	1,424	(4,223)
2023	1,400	(4,024)
2024	1,314	(2,877)
2025	1,258	(2,170)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Debt

At December 31, 2020 and December 31, 2019, our consolidated borrowings consisted of the following (dollars in thousands):

	Principal Outstanding		Interest	Current
Loan	December 31, 2020	December 31, 2019	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$79,250	$-	L + 130bps	June 2022 (3)
Total revolving credit facility	79,250	-

Term loan facilities:
2016 term loan facility	100,000	100,000	2.67% (4)	March 2024
2018 term loan facility	150,000	150,000	3.96% (5)	June 2023
Total term loan facilities	250,000	250,000
Less: Total unamortized deferred financing fees	(1,034)	(1,398)
Total term loan facilities, net	248,966	248,602

Notes payable:
2017 series A senior notes	95,000	95,000	4.05%	May 2027
2017 series B senior notes	50,000	50,000	4.15%	May 2029
2017 series C senior notes	30,000	30,000	4.30%	May 2032
2019 series A senior notes	85,000	85,000	3.73%	September 2029
2019 series B senior notes	100,000	100,000	3.83%	September 2031
2019 series C senior notes	90,000	90,000	3.98%	September 2034
Total notes payable	450,000	450,000
Less: Total unamortized deferred financing fees	(2,829)	(3,073)
Total notes payable, net	447,171	446,927

Mortgage notes payable:
DEA – Pleasanton	15,700	15,700	L + 150bps (6)	October 2023
VA – Golden	9,011	9,179	5.00% (6)	April 2024
MEPCOM – Jacksonville	7,926	8,946	4.41% (6)	October 2025
USFS II – Albuquerque	15,914	16,255	4.46% (6)	July 2026
ICE – Charleston	16,150	17,420	4.21% (6)	January 2027
VA – Loma Linda	127,500	127,500	3.59% (6)	July 2027
CBP – Savannah	11,991	12,755	3.40% (6)	July 2033
Total mortgage notes payable	204,192	207,755
Less: Total unamortized deferred financing fees	(1,441)	(1,641)
Less: Total unamortized premium/discount	120	198
Total mortgage notes payable, net	202,871	206,312

Total debt	$978,258	$901,841
(1)

Current interest rates as of December 31, 2020. At December 31, 2020 and 2019, the one-month LIBOR (“L”) was 0.14% and 1.76%, respectively. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of the $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), the $150.0 million senior unsecured term loan facility (our “2018 term loan facility”) and the $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $370.7 million and $450.0 million at December 31, 2020 and 2019, respectively, with an accordion feature that permits us to request additional lender commitments for to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

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

(6)

Effective interest rates are as follows: DEA – Pleasanton 1.80%, VA – Golden 5.03%, MEPCOM – Jacksonville 3.89%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.

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

Financial Covenant Considerations

As of December 31, 2020, we were in compliance with all financial and other covenants related to our revolving credit facility, 2016 term loan facility, 2018 term loan facility, notes payable and mortgage notes payable.

Fair Value of Debt

As of December 31, 2020, the fair value of the revolving credit facility was determined by considering the short term maturity, variable interest rate and credit spreads. We deem the fair value of the senior unsecured revolving credit facility as a Level 3 measurement. At December 31, 2020, the carrying value of our revolving credit facility approximated fair value.

As of December 31, 2020 and 2019, the fair value of the 2016 term loan facility was determined by considering the variable interest rate and credit spreads. We deem the fair value of the 2016 term loan facility as a Level 3 measurement. At December 31, 2020 and 2019, the fair value of our 2016 term loan facility was $99.4 million and $100.0 million, respectively.

As of December 31, 2020 and 2019, the fair value of the 2018 term loan facility was determined by considering the variable interest rate and credit spreads. We deem the fair value of the 2018 term loan facility as a Level 3 measurement. At December 31, 2020 and 2019, the fair value of our 2018 term loan facility was $149.2 million and $150.0 million, respectively.

As of December 31, 2020 and 2019, the fair value of our notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our notes payable instruments as a Level 3 measurement. At December 31, 2020 and 2019, the fair value of our notes payable was $506.9 million and $471.7 million, respectively.

As of December 31, 2020 and 2019, the fair value of our mortgage debt was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage debt instruments as a Level 3 measurement. At December 31, 2020 and 2019, the fair value of our mortgage debt was $215.1 million and $212.5 million, respectively.

Aggregate Debt Maturities

The Company’s aggregate debt maturities based on outstanding principal as of December 31, 2020 are as follows (dollars in thousands):

Total
2021	$4,233
2022	84,547
2023	171,286
2024	114,126
2025	7,550
Thereafter	601,700
983,442
Unamortized premium/discount & deferred financing	(5,184)
$978,258

5. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge (dollars in thousands):

					Fair Value at December 31,
Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	2020	2019
$100,000	1.41%	One-Month LIBOR	March 29, 2017	September 29, 2023	$(3,397)	$541
150,000	2.71%	One-Month LIBOR	December 13, 2018	June 19, 2023	(9,384)	(5,837)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheets (dollars in thousands):

	Fair Value at December 31,
Balance Sheet Line Item	2020	2019
Interest rate swaps-Asset	$—	$541
Interest rate swaps-Liability	(12,781)	(5,837)

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s variable rate debt.

Amounts reported in AOCI related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate debt. The Company estimates that $5.2 million will be reclassified from AOCI as an increase to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (dollars in thousands):

	For the years ended December 31,
	2020	2019	2018
Unrealized loss recognized in AOCI	$(11,554)	$(7,884)	$(713)
Gain (loss) reclassified from AOCI into interest expense	(4,069)	177	552

Credit-Risk Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on such indebtedness. As of December 31, 2020, the net fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $13.2 million. As of December 31, 2020, the Company had not breached these provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of the provisions of these agreements it would be required to settle its obligations under the agreements at their termination value of $13.2 million.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates.   While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2020 and 2019 were classified as Level 2 of the fair value hierarchy.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands).

	As of December 31, 2020
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$—	$—
Interest rate swaps - Liability	$—	$(12,781)	$—

	As of December 31, 2019
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$541	$—
Interest rate swaps - Liability	$—	$(5,837)	$—

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

On January 4, 2018, the Company granted an aggregate of 173,381 performance-based LTIP units to members of management under the 2015 Equity Incentive Plan, subject to the Company achieving certain absolute and relative total shareholder returns through the performance period.  The awards consist of three separate tranches of 32,448 LTIP units, 55,463 LTIP units and 85,470 LTIP units with performance periods ending on December 31, 2018, December 31, 2019 and December 31, 2020, respectively. The performance criteria for each tranche is based 75% on the Company’s absolute total shareholder return performance and 25% on the Company’s relative total shareholder return performance during the relevant performance period, with 50% of the LTIP units vesting when earned following the end of the applicable performance period and 50% of the earned award subject to an additional one year of vesting. During the performance period ending December 31, 2018, the Company’s total shareholder return performance (on both an absolute and relative basis) did not achieve the applicable thresholds for payouts.  Accordingly, the compensation committee of the Company’s board of directors determined that none of the 32,448 LTIP units subject to the performance period ending December 31, 2018 had been earned.  Such LTIPs were therefore forfeited and added back to the shares of common stock of the Company available for issuance under the 2015 Equity Incentive Plan. The performance period of the second tranche of LTIP units ended on December 31, 2019 and the Company’s total shareholder return over the performance period was sufficient for the grantees to earn an aggregate of 122,159 LTIP units under the applicable awards. Earned LTIP units vested 50% on January 16, 2020 and 50%  on January 4, 2021. The performance period of the third tranche of LTIP units ended on December 31, 2020 and the Company’s total shareholder return over the performance period was sufficient for the grantees to earn an aggregate of 172,442 LTIP units under the applicable awards. Earned LTIP units vest 50% on January 19, 2021 and 50% will vest on January 4, 2022, subject to the grantee’s continued employment.

On April 3, 2018, the Company issued an aggregate of 2,236 shares of restricted common stock to certain employees pursuant to the 2015 Equity Incentive Plan, which vested on April 3, 2020.

In connection with its 2018 annual meeting of stockholders, the Company issued an aggregate of 19,092 shares of restricted common stock to its non-employee directors pursuant to the 2015 Equity Incentive Plan, which vested on May 7, 2019.

On January 18, 2019, the Company granted an aggregate of 143,538 performance-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan, subject to the Company achieving certain absolute and relative total shareholder returns through the performance period.  The awards consist of two separate tranches of 45,238 LTIP units and 98,300 LTIP units with performance periods ending on December 31, 2020 and December 31, 2021, respectively.  Fifty percent of the LTIP units vest when earned following the end of the applicable performance period and fifty percent of the earned award is subject to an additional one year of vesting. The performance period of the first trading tranche of LTIP units ended on December 31, 2020 and the Company’s total shareholder return over the performance period was sufficient for the grantees to earn an aggregate of 98,776 LTIP units under the applicable awards. Earned LTIP units vested 50% on January 19, 2021 and 50% will vest on January 2, 2022, subject to the grantee’s continued employment.

On January 18, 2019, the Company granted an aggregate of 54,041 shares of restricted common stock to members of management pursuant to the 2015 Equity Incentive Plan, of which an aggregate of 17,645 shares vested on January 18, 2021 and an aggregate of 36,396 shares will vest on January 18, 2022.

On March 11, 2019, the Company issued an aggregate of 3,080 shares of restricted common stock to certain employees pursuant to the 2015 Equity Incentive Plan. The shares of restricted common stock will vest upon the second anniversary of the grant date so long as the grantee remains an employee of the Company on such date.

In connection with its 2019 annual meeting of stockholders, the Company issued an aggregate of 22,000 shares of restricted common stock to its non-employee directors pursuant to the 2015 Equity Incentive Plan, which vested on May 13, 2020.

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

On May 11, 2020, in connection with its 2020 annual meeting of stockholders, the Company issued an aggregate of 19,025 shares of restricted common stock to its non-employee directors pursuant to the 2015 Equity Incentive Plan. The restricted common stock grants will vest upon the earlier of the anniversary of the date of the grant or the next annual stockholder meeting, so long as the grantee remains a director on such date.

A summary of our non-vested common share awards at December 31, 2020, 2019 and 2018 is as follows:

	Restricted Shares	Restricted Shares Weighted average grant date fair value	LTIP Units (1)	LTIP Units Weighted average grant date fair value
Outstanding, December 31, 2017	17,912	$19.72	926,000	$8.91
Vested	(15,220)	19.71	(463,000)	8.91
Granted	21,328	20.87	173,381	18.31
Forfeited	—	—	—	—
Outstanding, December 31, 2018	24,020	$20.74	636,381	$11.47
Vested	(21,784)	$20.81	(562,803)	$10.97
Granted	89,961	17.49	243,341	19.75
Forfeited	—	—	(32,448)	19.15
Outstanding, December 31, 2019	92,197	$17.55	284,471	$18.66
Vested	(24,236)	$18.36	(27,732)	$18.34
Granted	21,930	25.85	235,441	21.17
Forfeited	—	—	—	—
Outstanding, December 31, 2020	89,891	$19.36	492,180	$19.88
(1)	Reflects the number of LTIP units issued to the grantee on the grant date which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.

We recognized $4.1 million, $4.9 million and $3.0 million in compensation expense, related to the restricted common stock and the LTIP unit awards, for the years ended December 31, 2020, 2019 and 2018, respectively.  As of December 31, 2020 unrecognized compensation expense for all awards was $5.1 million, which will be amortized over the vesting period.

We valued our non-vested restricted share awards at the grant date fair value, which was the market price of our common stock as of the applicable grant date.

We valued our LTIP unit awards that are subject to the Company achieving certain operational performance conditions at the grant date fair value, which was the market price of our common stock as of the applicable grant date. As of December 31, 2020, management considers it probable that the operational performance conditions on our 2020 grants will be achieved.

We valued our service-based LTIP unit awards at the grant date fair value, which was the market price of our common stock as of the applicable grant date, discounted by the risk related to the timing of book-up events.

For the LTIP unit awards granted that are subject to the Company achieving certain total shareholder return performance thresholds we used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be issued pursuant to the award.

For LTIP units granted in 2018 we utilized a risk-free rate of 2.1%, derived from the Treasury note yield as of the grant date.  Since the Company had a limited amount of operating history, the expected volatility assumption of 16.0% was derived from the observed historical volatility of the common stock prices of a select group of peer companies within the REIT industry and the observed implied volatility on the Company’s stock options.  Based on the selected dividend yields of guideline companies and expected dividend levels, we utilized an expected dividend yield of 5.0%.

For LTIP units granted in January 2019 we utilized a risk-free rate of 2.6%, derived from the yield of zero-coupon U.S. Treasury securities for a three-year holding period as of the grant date.  Since the Company had a limited amount of operating history, the expected volatility assumption of 19.0% was derived from the observed historical volatility of the common stock prices of a select group of peer companies within the REIT industry and the observed implied volatility on the Company’s stock options.  Based on the selected dividend yields of guideline companies and expected dividend levels, we utilized an expected dividend yield of 5.6%.

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

For LTIP units granted in January 2020 we utilized a risk-free rate of 1.70%, derived from the yield of zero-coupon U.S. Treasury securities for a three-year holding period as of the grant date.  The expected volatility assumption of 16.0% was derived from the Company’s observed historical volatility equal to the three-year performance period.  Based on the Company’s historical annualized quarterly dividend yields and current dividend yield, we utilized an expected dividend yield of 4.8%

No additional shares of common stock or options were issued under the 2015 Equity Incentive Plan as of December 31, 2020.

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

Redemption of Common Units to Common Stock

During the year ended December 31, 2018, we issued 658,801 shares of our common stock upon the redemption of 658,801 common units in accordance with the terms of the partnership agreement of the Operating Partnership. During the year ended December 31, 2019, we issued 396,929 shares of our common stock upon the redemption of 396,929 common units in accordance with the terms of the partnership agreement of the Operating Partnership. During the year ended December 31, 2020, we issued 255,210 shares of our common stock upon the redemption of 255,210 common units in accordance with the terms of the partnership agreement of the Operating Partnership.

Dividends and Distributions Paid

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2018	May 3, 2018	June 11, 2018	June 28, 2018	0.26
Q2 2018	August 1, 2018	September 13, 2018	September 27, 2018	0.26
Q3 2018	October 29, 2018	December 13, 2018	December 27, 2018	0.26
Q4 2018	February 21, 2019	March 14, 2019	March 28, 2019	0.26
Q1 2019	May 2, 2019	June 10, 2019	June 27, 2019	0.26
Q2 2019	July 31, 2019	September 12, 2019	September 26, 2019	0.26
Q3 2019	October 30, 2019	November 13, 2019	December 27, 2019	0.26
Q4 2019	February 19, 2020	March 5, 2020	March 26, 2020	0.26
Q1 2020	April 29, 2020	May 14, 2020	June 25, 2020	0.26
Q2 2020	July 29, 2020	August 13, 2020	September 11, 2020	0.26
Q3 2020	October 27,2020	November 11, 2020	December 11, 2020	0.26
Q4 2020	February 18, 2021	March 5, 2021	March 17, 2021	0.26

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

The following table sets forth certain information with respect issuances, including in settlement of forward sales transactions, made under each of the ATM Programs as of December 31, 2020 (amounts in thousands except share amounts):
	March 2019 ATM Program		December 2019 ATM Program
For the Three Months Ended:	Number of Shares Issued(1)	Net Proceeds(1)	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2020	200,000	$4,835	—	$—
June 30, 2020	3,920,992	88,939	551,200	14,455
September 30, 2020	—	—	1,475,991	33,541
December 31, 2020	—	—	848,641	18,634
Total	4,120,992	$93,774	2,875,832	$66,630

(1)

Includes shares issued by the Company, including in settlement of forward sales transactions. Additionally, as of December 31, 2020, we had entered into forward sales transactions under the March 2019 ATM Program and December 2019 ATM Program for the sale of an additional 3,747,232 shares of our common stock that had not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from April 2021 to September 2021. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $25.96 per share, we expect to receive net proceeds of approximately $97.3 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. The Company accounted for the forward sale agreements as equity.

We have used the net proceeds received from such sales for general corporate purposes. As of December 31, 2020, we had approximately $140.6 million of gross sales of our common stock available under the December 2019 ATM Program and no remaining availability under the March 2019 ATM Program.

Contribution of Property for Common Units

On March 26, 2020, the Company acquired FBI / DEA – El Paso for which it paid, as partial consideration, 870,730 common units. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.

On November 9, 2018, the Company acquired TREAS – Birmingham for which it paid 271,918 common units. The issuance of common units was effected in reliance upon an exemption from the registration provided by Section 4(a)(2) under the Securities Act.

8. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares of common stock and unvested LTIP units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands, except per share amounts):

	For the years ended December 31,
	2020	2019	2018
Numerator
Net income (loss)	$13,528	$8,224	$6,659
Less: Non-controlling interest in Operating Partnership	(1,567)	(1,017)	(955)
Net income (loss) available to Easterly Government Properties, Inc.	11,961	7,207	5,704
Less: Dividends on participating securities	(289)	(119)	(1,123)
Net income (loss) available to common stockholders	$11,672	$7,088	$4,581
Denominator for basic EPS	78,219,491	68,769,526	53,511,137
Dilutive effect of share-based compensation awards	55,567	22,855	9,510
Dilutive effect of LTIP units (1)	507,050	416,585	1,135,544
Dilutive effect of shares issuable under forward sales agreements (2)	9,345	—	275,189
Denominator for diluted EPS	78,791,453	69,208,966	54,931,380
Basic EPS	$0.15	$0.10	$0.09
Diluted EPS	$0.15	$0.10	$0.08
(1)

During the years ended December 31, 2020 and December 31, 2018, there were approximately 74,481 and 173,381 unvested performance-based LTIP units, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

(2)

During the years ended December 31, 2020 and 2019, there were approximately 2,397,232 and 2,878,703 shares, respectively, of underlying unsettled forward sales transactions that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

9. Leases

Lessor

The Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 15.6 years as of December 31, 2020), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

On September 25, 2020, the FDA – Lenexa development project was substantially completed and a 20-year lease commenced with the GSA for the beneficial use of the FDA. Upon completion and their acceptance of work, the U.S. Government was obligated to pay a $41.7 million lump sum reimbursement to the Company for landlord improvements in excess of the U.S. Government’s tenant improvement allowance. The Company recorded the payment as Deferred revenue on the Consolidated Balance Sheet and began amortizing the amount over the life of the lease through Rental income.

On August 27, 2019, the FDA – Alameda development project was substantially completed and a 20-year non-cancelable lease commenced with the GSA for the beneficial use of the FDA.  Upon completion and their acceptance of work, the U.S. Government paid a $52.5 million lump sum reimbursement to the Company for landlord improvements in excess of the U.S. Government’s tenant improvement allowance. The Company recorded the payment as Deferred revenue on the Consolidated Balance Sheets and began amortizing the amount over the life of the lease through Rental income.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of December 31, 2020 (dollars in thousands):

	Payments due by period
	Total	2021	2022	2023	2024	2025	Thereafter
Fixed lease payments	$1,716,580	199,111	178,195	166,341	149,263	139,246	884,424

Information about our leases for our development property as of December 31, 2020 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year	162,000
Total					162,000

(1) L=Laboratory

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

As of December 31, 2020, the unamortized balance associated with the Company’s right-of-use operating lease asset and operating lease liability for the Company’s two commenced office leases was $0.4 million. The Company used its incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on the revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for the Company’s commenced operating leases for the year ended December 31, 2020 and 2019 (dollars in thousands):

	For the year ended December 31,	For the year ended December 31,
	2020	2019
Operating leases costs	$458	$461

Other Information
Weighted average remaining lease term (in years)	1.01	1.91
Weighted average discount rate	3.83%	3.84%

In addition, the maturity of fixed lease payments under the Company’s commenced corporate office leases as of December 31, 2020 is summarized in the table below (dollars in thousands):

	Payments due by period
	Total	2021	2022	2023	2024	2025	Thereafter
Fixed lease payments	$417	352	65	—	—	—	—

10. Revenue

The table below sets forth revenue from tenant construction projects disaggregated by tenant agency for the years ended December 31, 2020, 2019, and 2018 (in thousands).

	For the year ended December 31,	For the year ended December 31,	For the year ended December 31,
Tenant	2020	2019	2018
Federal Bureau of Investigation ("FBI")	$2,040	$4,021	$1,317
Department of Veteran Affairs ("VA")	1,135	1,528	2,896
Environmental Protection Agency ("EPA")	572	30	4
Federal Emergency Management Agency ("FEMA")	422	136	—
Food and Drug Administration ("FDA")	266	5,104	—
Immigration and Customs Enforcement ("ICE")	144	53	9
National Park Service ("NPS")	116	—	40
U.S. Joint Staff Command ("JSC")	89	—	—
Internal Revenue Service ("IRS")	77	18	1
Military Entrance Processing Command ("MEPCOM")	68	—	—
Bureau of the Fiscal Service ("BFS")	34	46	—
General Services Administration - Other	25	1	—
Customs and Border Protection ("CBP")	23	23	—
Social Security Administration ("SSA")	19	146	31
The Judiciary of the U.S. Government ("JUD")	12	40	201
Department of Transportation ("DOT")	8	137	1
Patent and Trademark Office ("PTO")	8	—	—
U.S. Citizenship and Immigration Services ("USCIS")	—	158	39
Drug Enforcement Administration ("DEA")	—	127	375
Small Business Administration ("SBA")	—	68	—
Department of Labor ("DOL")	—	26	—
U.S. Coast Guard ("USCG")	—	22	6
U.S. Forest Service ("USFS")	—	16	577
Bonneville Power Administration ("BPA")	—	1	—
National Labor Relations Board ("NLRB")	—	—	18
	$5,058	$11,701	$5,515

The balance in Accounts receivable related to tenant construction projects and the associated project management income was $3.0 million and $4.3 million, as of December 31, 2020 and 2019, respectively. The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant.  There were no projects ongoing as of December 31, 2020 or as of December 31, 2019 with a duration of greater than one year.

During the years ended December 31, 2020, 2019, and 2018, the Company also recognized $0.6 million, $1.0 million, and $0.2 million, respectively, in parking garage income generated from the operations of a parking garages situated on both the Various GSA – Buffalo property and on the Various GSA - Portland property.  The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied.  As of December 31, 2020 and 2019, there was less than $0.1 million in Accounts receivable attributable to parking garage income.

During the year ended December 31, 2020, the Company recognized $0.7 million in income for providing COVID-19 related cleaning services to certain tenants. The income falls within the scope of ASC 606 and is recognized over time as the performance obligation is satisfied. The balance in Accounts receivable related to these services was $0.3 million as of December 31, 2020. There was no associated Accounts receivable as of December 31, 2019.

There were no contract assets or liabilities as of December 31, 2020 and 2019.

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

In connection with our acquisition of a property in 2020, we entered into a tax protection agreement, under which we agreed to indemnify the contributors for any taxes incurred as a result of a taxable sale of such property for a period of four years. The Company also agreed in the tax protection agreement with the contributors to use the “traditional method” of making allocations under Section 704(c) of the Code for the four-year period.

c) Letters of Credit

As of December 31, 2020 and 2019, the Company had $0.1 million and $0.1 million of standby letters of credit, respectively.  There were no draws against these letters of credit during the years ended December 31, 2020 or 2019.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or nongovernmental tenants. At December 31, 2020, the U.S. Government accounted for approximately 98.5% of our total annualized leased income and non-governmental tenants accounted for the remaining approximately 1.5%. At December 31, 2019, U.S. Government accounted for approximately 98.3% of our total annualized leased income and non-governmental tenants accounted for the remaining approximately 1.7%.

At December 31, 2020, 18 of our 79 operating properties were located in California, accounting for approximately 18.5% of our total leased square feet and approximately 24.8% of our total annualized lease income. At December 31, 2019, 18 of our 70 operating properties were located in California, accounting for approximately 20.5% of our total rentable square feet and approximately 26.9% of our total annualized lease income. To the extent that weak economic or real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

13. Related Party

For each of the years ended December 31, 2020, 2019 and 2018, the Company was responsible for reimbursing certain entities controlled by our Chairman $0.1 million for certain costs they paid on our behalf. Additionally, during each of the years ended December 31, 2020, 2019 and 2018, certain entities controlled by our Vice Chairman were responsible for reimbursing us $0.1 million for certain costs that we paid on their behalf. As of December 31, 2020 and 2019, Accounts Payable, accrued expenses and other liabilities included less than $0.1 million owed to entities controlled by our Chairman and Accounts receivable included less than $0.1 million due from entities controlled by our Vice Chairman.

14. Subsequent Events

For its consolidated financial statements as of December 31, 2020, the Company evaluated subsequent events as of the filing date of this Annual Report on Form 10-K and noted the following significant events:

On January 4, 2021, the Company granted an aggregate of 164,178 performance-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan, consisting of (i) 82,070 LTIP units that are subject to the Company achieving certain total shareholder return performance thresholds (on both an absolute and relative basis) and (ii) 82,108 LTIP units that are subject to the Company achieving certain operational performance hurdles, in each case through a performance period ending on December 31, 2023. The performance-based LTIP units will vest when earned following the end of the performance period on December 31, 2023. On January 4, 2021, the Company also granted an aggregate of 113,703 service-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan, which will vest on December 31, 2023. The LTIP units are subject to the grantee's continued employment and the other terms of the awards.

Subsequent to December 31, 2020, the Company entered into forward sales transactions under the December 2019 ATM

Program for the sale of an additional 359,289 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, the Company expects to physically settle the forward sales transactions no later than February 2022. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $22.59 per share, the Company expects to receive net proceeds of approximately $8.1 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction.

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2020

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Original Construction Date(s) (Unaudited)	Date Acquired
Aberdeen, MS	C/O	$—	$1,147	$14,044	$132	$1,147	$14,176	$15,323	$2,054	2005	6/17/2015
Alameda, CA	L	—	5,438	4,312	70,290	5,438	74,602	80,040	2,507	2019	8/1/2016
Albany, NY	O	—	1,801	11,544	291	1,801	11,835	13,636	1,798	2004	2/11/2015
Albany, NY	O	—	1,412	17,128	921	1,412	18,049	19,461	1,859	1998	11/22/2016
Albuquerque, NM	O	—	3,062	28,201	126	3,062	28,327	31,389	4,399	2011	2/17/2016
Albuquerque, NM	O	—	2,905	23,804	797	2,905	24,601	27,506	4,455	2006	2/11/2015
Albuquerque, NM	O	16,237	2,345	28,611	142	2,345	28,753	31,098	5,852	2011	2/11/2015
Aurora, CO	O	—	1,785	9,450	76	1,785	9,526	11,311	429	1998	1/7/2020
Arlington, VA	O	—	14,350	44,442	1,350	14,350	45,792	60,142	9,776	2009	2/11/2015
Bakersfield, CA	O	—	438	2,253	25	438	2,278	2,716	152	2000	10/16/2018
Baton Rouge, LA	OC	—	344	5,241	45	344	5,286	5,630	293	2004	10/16/2018
Baton Rouge, LA	O	—	565	8,733	—	565	8,733	9,298	20	1981 / 2020	12/1/2020
Billings, MT	O/W	—	1,722	42,708	—	1,722	42,708	44,430	27	2013	12/23/2020
Birmingham, AL	O	—	408	10,853	97	408	10,950	11,358	1,527	2005	7/1/2016
Birmingham, AL	O	—	755	22,537	803	755	23,340	24,095	2,867	2005	7/1/2016
Birmingham, AL	O	—	1,410	17,276	16	1,410	17,292	18,702	1,216	2014	11/9/2018
Buffalo, NY	O	—	246	80,913	1,339	246	82,252	82,498	8,329	2004	9/13/2018
Charleston, SC	C/O	—	1,325	21,189	350	1,325	21,539	22,864	1,179	1999	10/16/2018
Charleston, WV	O	—	551	13,732	753	551	14,485	15,036	1,037	1959 / 2000	9/13/2018
Chico, CA	OC	—	5,183	24,405	—	5,183	24,405	29,588	408	2019	4/30/2020
Clarksburg, WV	O	—	108	13,421	795	108	14,216	14,324	830	1999	9/13/2018
College Park, MD	L	—	4,927	28,037	348	4,927	28,385	33,312	1,495	2004	1/31/2019
Dallas, TX	O	—	1,005	14,546	319	1,005	14,865	15,870	2,842	2001	2/11/2015
Dallas, TX	L	—	2,753	23,848	1,265	2,753	25,113	27,866	3,094	2001	12/1/2015
Dallas, TX	O	—	740	8,191	124	740	8,315	9,055	587	2005	9/13/2018
Del Rio, TX	C/O	—	210	30,676	1,056	210	31,732	31,942	5,432	1992 / 2004	2/11/2015
Des Plaines, IL	O	—	1,742	9,325	295	1,742	9,620	11,362	789	1971 / 1999	9/13/2018
El Centro, CA	C/O	—	1,084	20,765	1,057	1,084	21,822	22,906	3,799	2004	2/11/2015
El Paso, TX	O/W	—	2,430	33,649	450	2,430	34,099	36,529	643	1998 -2005	3/26/2020
Fresno, CA	O	—	1,499	68,309	4,336	1,499	72,645	74,144	10,986	2003	2/11/2015
Golden, CO	O/W	9,002	4,080	8,933	180	4,080	9,113	13,193	898	1996 / 2011	5/24/2018
Jackson, TN	C/O	—	332	24,324	—	332	24,324	24,656	12	1998	12/24/2020
Jacksonville, FL	O	8,036	2,532	16,621	60	2,532	16,681	19,213	3,345	2010	2/11/2015
Kansas City, KS	L	—	828	33,035	699	828	33,734	34,562	4,131	2003	7/1/2016
Lakewood, CO	O	—	1,377	18,204	1,096	1,377	19,300	20,677	2,962	1999	4/1/2015
Lakewood, CO	O	—	1,521	32,865	733	1,521	33,598	35,119	6,219	2004	2/11/2015
Lenexa, KS	O	—	4,367	42,692	124	4,367	42,816	47,183	2,081	2007 / 2012	8/22/2019
Lenexa, KS	L	—	649	3,449	62,285	649	65,734	66,383	438	2020	5/27/2017
S-1

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2020

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Original Construction Date(s) (Unaudited)	Date Acquired
Lincoln, NE	O	—	2,310	26,328	1,107	2,310	27,435	29,745	4,936	2005	11/12/2015
Little Rock, AR	O	—	2,278	19,318	354	2,278	19,672	21,950	3,657	2001	2/11/2015
Loma Linda, CA	OC	126,106	12,476	177,357	189	12,476	177,546	190,022	15,908	2016	6/1/2017
Lubbock, TX	W/D	—	541	972	—	541	972	1,513	195	2013	2/11/2015
Martinsburg, WV	O	—	1,700	13,294	82	1,700	13,376	15,076	2,341	2007	2/11/2015
Midland, GA	W/M	—	1,715	1,650	—	1,715	1,650	3,365	381	2014	2/11/2015
Mission Viejo, CA	O	—	1,454	1,690	147	1,454	1,837	3,291	470	2005	2/11/2015
Mobile, AL	O	—	2,045	20,400	110	2,045	20,510	22,555	144	2001	9/18/2020
Mobile, AL	OC	—	6,311	31,030	—	6,311	31,030	37,341	578	2018	4/3/2020
New Orleans, LA	O	—	664	24,471	165	664	24,636	25,300	1,014	1999 / 2006	5/9/2019
North Charleston, SC	O	16,337	963	34,987	419	963	35,406	36,369	5,821	1994 / 2012	2/11/2015
North Charleston, SC	W	—	918	14,033	—	918	14,033	14,951	57	2020	11/3/2020
Omaha, NE	O	—	4,635	41,319	972	4,635	42,291	46,926	8,470	2009	2/11/2015
Omaha, NE	O	—	1,517	14,156	320	1,517	14,476	15,993	2,106	2004	5/19/2016
Orange, CT	OC	—	3,098	23,613	—	3,098	23,613	26,711	656	2019	11/21/2019
Parkersburg, WV	O	—	365	52,200	376	365	52,576	52,941	3,811	2004 / 2006	9/13/2018
Pittsburgh, PA	O	—	384	24,877	1,349	384	26,226	26,610	1,515	2001	9/13/2018
Pittsburgh, PA	O	—	200	5,339	74	200	5,413	5,613	355	2004	9/13/2018
Pleasanton, CA	L	15,653	5,765	20,859	136	5,765	20,995	26,760	2,730	2015	10/21/2015
Portland, OR	O	—	4,913	75,794	543	4,913	76,337	81,250	4,270	2002	1/31/2019
Richmond, VA	O	—	3,041	23,931	566	3,041	24,497	27,538	3,830	2001	12/7/2015
Riverside, CA	O	—	1,983	6,755	236	1,983	6,991	8,974	1,283	1997	2/11/2015
Sacramento, CA	O	—	1,434	9,369	2,197	1,434	11,566	13,000	1,663	2002	2/11/2015
Salt Lake City, UT	O	—	2,049	79,955	340	2,049	80,295	82,344	7,471	2012	9/28/2017
San Antonio, TX	O	—	3,745	49,153	1,566	3,745	50,719	54,464	9,191	2007	2/11/2015
San Diego, CA	W	—	3,060	510	909	3,060	1,419	4,479	321	1999	2/11/2015
San Diego, CA	O	—	2,252	12,280	326	2,252	12,606	14,858	2,093	2001	9/11/2015
San Diego, CA	O	—	773	2,481	966	773	3,447	4,220	416	2003	2/11/2015
San Jose, CA	OC	—	10,419	52,750	6	10,419	52,756	63,175	3,261	2018	7/11/2018
Sandy, UT	L	—	2,361	31,574	87	2,361	31,661	34,022	3,534	2003	2/3/2017
Santa Ana, CA	O	—	6,413	8,635	543	6,413	9,178	15,591	1,754	2004	2/11/2015
Savannah, GA	L	11,500	3,220	10,687	219	3,220	10,906	14,126	1,829	2013	2/11/2015
South Bend, IN	C/O	—	514	6,590	305	514	6,895	7,409	767	1996 / 2011	12/23/2016
South Bend, IN	OC	—	3,954	38,503	20	3,954	38,523	42,477	3,011	2017	11/16/2017
Sterling, VA	L	—	2,556	21,817	60	2,556	21,877	24,433	1,051	2001	1/31/2019
Suffolk, VA	O	—	7,141	61,577	2,771	7,141	64,348	71,489	2,598	1993 / 2004	5/8/2019
Sunburst, MT	O	—	2,192	9,423	402	2,192	9,825	12,017	1,687	2008	2/11/2015
Tracy, CA	W	—	2,678	548	29,604	2,678	30,152	32,830	1,690	2018	10/4/2017
Tustin, CA	O	—	8,532	24,279	130	8,532	24,409	32,941	933	1979 / 2019	10/22/2019

S-2

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2020

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Original Construction Date(s) (Unaudited)	Date Acquired
Upper Marlboro, MD	L	—	5,054	18,301	154	5,054	18,455	23,509	991	2002	11/15/2018
Vista, CA	L	—	3,998	24,053	916	3,998	24,969	28,967	3,657	2002	2/11/2015
Various	Various	—	4,076	15,691	10,545	4,076	26,236	30,312	—	N/A	Various
		$202,871	$215,073	$1,994,815	$211,986	$215,073	$2,206,801	$2,421,874	$213,213

(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	Includes the unamortized balance of the fair value adjustments.
(3)	Excludes value of real estate intangibles.
(4)

Depreciation of real estate property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 40 years or to the term of the underlying lease.

The aggregate cost and accumulated depreciation for tax purposes was approximately $2,360.7 million and $275.2 million, respectively.

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2017	1,298,552	68,390
Additions	433,894	37,439
Balance at December 31, 2018	1,732,446	105,829
Additions	426,516	51,132
Dispositions	(14,167)	(892)
Balance at December 31, 2019	2,144,795	156,069
Additions	285,882	58,437
Dispositions	(8,803)	(1,293)
Balance at December 31, 2020	2,421,874	213,213

S-3