Form 10-Q
period 2021-03-31
Easterly Government Properties, Inc.
filed 2021-05-04
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      To

Commission file number 001-36834

EASTERLY GOVERNMENT PROPERTIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-2047728
(State of Incorporation)	(IRS Employer Identification No.)

2001 K Street NW, Suite 775 North, Washington, D.C.	20006
(Address of Principal Executive Offices)	(Zip Code)

(202) 595-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	DEA	New York Stock Exchange

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

As of April 23, 2021, the registrant had 83,870,953 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	March 31, 2021	December 31, 2020
Assets
Real estate properties, net	$2,255,241	$2,208,661
Cash and cash equivalents	6,323	8,465
Restricted cash	6,816	6,204
Tenant accounts receivable	45,746	45,077
Intangible assets, net	162,351	163,387
Prepaid expenses and other assets	31,126	25,746
Total assets	$2,507,603	$2,457,540

Liabilities
Revolving credit facility	109,000	79,250
Term loan facilities, net	249,057	248,966
Notes payable, net	447,234	447,171
Mortgage notes payable, net	201,963	202,871
Intangible liabilities, net	23,738	25,406
Deferred revenue	92,118	92,576
Interest rate swaps	10,943	12,781
Accounts payable, accrued expenses and other liabilities	46,756	48,549
Total liabilities	1,180,809	1,157,570

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 83,856,953 and 82,106,256 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	839	821
Additional paid-in capital	1,464,014	1,424,787
Retained earnings	38,956	31,965
Cumulative dividends	(313,007)	(291,652)
Accumulated other comprehensive loss	(9,741)	(11,351)
Total stockholders’ equity	1,181,061	1,154,570
Non-controlling interest in Operating Partnership	145,733	145,400
Total equity	1,326,794	1,299,970
Total liabilities and equity	$2,507,603	$2,457,540

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended March 31,
	2021	2020
Revenues
Rental income	$64,179	$56,583
Tenant reimbursements	320	1,152
Other income	502	483
Total revenues	65,001	58,218
Expenses
Property operating	12,094	11,258
Real estate taxes	7,286	6,562
Depreciation and amortization	22,325	23,556
Acquisition costs	487	538
Corporate general and administrative	5,808	5,483
Total expenses	48,000	47,397
Other expense
Interest expense, net	(9,121)	(8,903)
Net income	7,880	1,918
Non-controlling interest in Operating Partnership	(889)	(221)
Net income available to Easterly Government Properties, Inc.	$6,991	$1,697
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.08	$0.02
Diluted	$0.08	$0.02
Weighted-average common shares outstanding
Basic	82,120,353	74,892,711
Diluted	82,596,597	75,616,233
Dividends declared per common share	$0.26	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2021	2020
Net income	$7,880	$1,918
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps, net	1,838	(9,846)
Other comprehensive income (loss)	1,838	(9,846)
Comprehensive income (loss)	9,718	(7,928)
Non-controlling interest in Operating Partnership	(889)	(221)
Other comprehensive (income) loss attributable to non-controlling interest	(228)	1,260
Comprehensive income (loss) attributable to Easterly Government Properties, Inc.	$8,601	$(6,889)

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$7,880	$1,918
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,325	23,556
Straight line rent	(1,413)	(709)
Amortization of above- / below-market leases	(1,286)	(1,521)
Amortization of unearned revenue	(1,421)	(697)
Amortization of loan premium / discount	(19)	(20)
Amortization of deferred financing costs	382	378
Amortization of lease inducements	214	207
Non-cash compensation	1,334	1,000
Other	10	—
Net change in:
Tenant accounts receivable	736	2,325
Prepaid expenses and other assets	(6,931)	(17,340)
Deferred revenue associated with operating leases	963	20,646
Accounts payable, accrued expenses and other liabilities	3,238	8,802
Net cash provided by operating activities	26,012	38,545
Cash flows from investing activities
Real estate acquisitions and deposits	(63,045)	(30,305)
Additions to operating properties	(5,628)	(4,570)
Additions to development properties	(3,423)	(18,417)
Net cash used in investing activities	(72,096)	(53,292)
Cash flows from financing activities
Issuance of common shares	40,403	4,883
Credit facility draws	80,000	56,500
Credit facility repayments	(50,250)	(20,500)
Repayments of mortgage notes payable	(940)	(870)
Dividends and distributions paid	(24,186)	(22,086)
Payment of offering costs	(473)	(122)
Net cash provided by financing activities	44,554	17,805
Net increase (decrease) in Cash and cash equivalents and Restricted cash	(1,530)	3,058
Cash and cash equivalents and Restricted cash, beginning of period	14,669	15,549
Cash and cash equivalents and Restricted cash, end of period	$13,139	$18,607

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the three months ended March 31,
	2021	2020
Cash paid for interest, net of capitalized interest	$9,597	$9,358
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$1,269	$1,784
Additions to development properties accrued, not paid	1,654	8,411
Offering costs accrued, not paid	6	1
Deferred asset acquisition costs accrued, not paid	65	151
Contingent consideration accrued, not paid	336	336
Unrealized gain (loss) on interest rate swaps, net	1,838	(9,846)
Properties acquired for Common Units	—	21,550
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(2,664)	$(597)
Common stock	2	1
Additional paid-in capital	2,662	596
Total	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements (unaudited)

1. Organization and Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2020, and related notes thereto, included in the Annual Report on Form 10-K of Easterly Government Properties, Inc. (the “Company”) for the year ended  December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2021.

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

We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of March 31, 2021, we wholly owned 82 operating properties in the United States, encompassing approximately 7.5 million leased square feet in the aggregate, including 80 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants. As of March 31, 2021, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership. We owned approximately 89.0% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at March 31, 2021. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2021 and December 31, 2020, and the consolidated results of operations for the three months ended March 31, 2021 and 2020, and the consolidated cash flows for the three months ended March 31, 2021 and 2020. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

2. Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Real Estate and Intangibles

Acquisitions

During the three months ended March 31, 2021, we acquired three operating properties in asset acquisitions, consisting of FBI – Knoxville, ICE – Louisville, and USAO – Louisville for an aggregate purchase price of $64.1 million. We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$4,860
Building	49,807
Acquired tenant improvements	3,326
Total real estate	57,993
Intangible assets
In-place leases	4,490
Acquired leasing commissions	1,293
Above-market leases	301
Total intangible assets	6,084
Intangible liabilities
Below-market leases	(1)
Total intangible liabilities	(1)
Purchase price	$64,076

We did not assume any debt upon acquisition of these properties. The intangible assets and liabilities of operating properties acquired during the three months ended March 31, 2021 have a weighted average amortization period of 7.40 years as of March 31, 2021. During the three months ended March 31, 2021, we included $0.3 million of revenues and less than $0.1 million of net income in our Consolidated Statements of Operations related to the operating properties acquired.

During the three months ended March 31, 2021, we incurred $0.5 million of acquisition-related expenses mainly consisting of internal costs associated with property acquisitions.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of March 31, 2021 (amounts in thousands):

Total
Real estate properties, net
Land	$219,933
Building and improvements	2,157,087
Acquired tenant improvements	80,051
Construction in progress	26,811
Accumulated depreciation	(228,641)
Total Real estate properties, net	2,255,241
Intangible assets, net
In-place leases	259,223
Acquired leasing commissions	62,643
Above market leases	17,889
Accumulated amortization	(177,404)
Total Intangible assets, net	162,351
Intangible liabilities, net
Below market leases	(73,602)
Accumulated amortization	49,864
Total Intangible liabilities, net	$(23,738)

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of March 31, 2021 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2021	$1,152	$(4,164)
2022	1,452	(4,223)
2023	1,428	(4,024)
2024	1,341	(2,877)
2025	1,286	(2,170)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Debt

At March 31, 2021, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2021	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$109,000	L + 130bps	June 2022 (3)
Total revolving credit facility	109,000

Term loan facilities:
2016 term loan facility	100,000	2.67% (4)	March 2024
2018 term loan facility	150,000	3.96% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(943)
Total term loan facilities, net	249,057

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
Total notes payable	450,000
Less: Total unamortized deferred financing fees	(2,766)
Total notes payable, net	447,234

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (6)	October 2023
VA – Golden	8,965	5.00% (6)	April 2024
MEPCOM – Jacksonville	7,640	4.41% (6)	October 2025
USFS II – Albuquerque	15,826	4.46% (6)	July 2026
ICE – Charleston	15,824	4.21% (6)	January 2027
VA – Loma Linda	127,500	3.59% (6)	July 2027
CBP – Savannah	11,796	3.40% (6)	July 2033
Total mortgage notes payable	203,251
Less: Total unamortized deferred financing fees	(1,389)
Less: Total unamortized premium/discount	101
Total mortgage notes payable, net	201,963

Total debt	$1,007,254
(1)

At March 31, 2021, the one-month LIBOR (“L”) was 0.11%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of the $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), the $150.0 million senior unsecured term loan facility (our “2018 term loan facility”) and the $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $341.0 million at March 31, 2021 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

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

Financial Covenant Considerations

As of March 31, 2021, we were in compliance with all financial and other covenants related to our revolving credit facility, 2016 term loan facility, 2018 term loan facility, notes payable and mortgage notes payable.

Fair Value of Debt

As of March 31, 2021, the fair value of the revolving credit facility was determined by considering the short term maturity, variable interest rate and credit spreads. We deem the fair value of the senior unsecured revolving credit facility as a Level 3 measurement. At March 31, 2021, the carrying value of our revolving credit facility approximated fair value.

As of March 31, 2021, the fair value of our 2016 term loan facility was determined by considering the variable interest rate and credit spreads. We deem the fair value of our 2016 term loan facility as a Level 3 measurement. At March 31, 2021, the fair value of our 2016 term loan facility was $100.0 million.

As of March 31, 2021, the fair value of our 2018 term loan facility was determined by considering the variable interest rate and credit spreads. We deem the fair value of our 2018 term loan facility as a Level 3 measurement. At March 31, 2021, the fair value of our 2018 term loan facility was $150.0 million.

As of March 31, 2021, the fair value of our notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our senior unsecured notes payable instruments as a Level 3 measurement. At March 31, 2021, the fair value of our senior unsecured notes payable was $483.2 million.

As of March 31, 2021, the fair value of our mortgage notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage notes payable instruments as a Level 3 measurement. At March 31, 2021, the fair value of our mortgage notes payable was $209.6 million.

5. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of March 31, 2021 (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	1.41%	One-Month LIBOR	March 29, 2017	September 29, 2023	$(2,772)
$150,000	2.71%	One-Month LIBOR	December 13, 2018	June 19, 2023	$(8,171)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet (amounts in thousands):

Balance Sheet Line Item	As of March 31, 2021
Interest rate swaps - Asset	$—
Interest rate swaps - Liability	$(10,943)

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s variable rate debt.

Amounts reported in AOCI related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that $5.2 million will be reclassified from AOCI as an increase to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (amounts in thousands):

	For the three months ended March 31,
	2021	2020
Unrealized gain (loss) recognized in AOCI	$547	$(10,241)
Loss reclassified from AOCI into interest expense	(1,291)	(395)

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness. As of March 31, 2021, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $11.3 million. As of March 31, 2021, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $11.3 million.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2021 were classified as Level 2 of the fair value hierarchy.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of March 31, 2021
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$—	$—
Interest rate swaps - Liability	$—	$(10,943)	$—

7. Equity

The following table summarizes the changes in the Company’s stockholders’ equity for the three months ended March 31, 2021 and 2020 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended March 31, 2021
Balance at December 31, 2020	82,106,256	$821	$1,424,787	$31,965	$(291,652)	$(11,351)	$145,400	$1,299,970
Stock based compensation	—	—	218	—	—	—	1,116	1,334
Dividends and distributions paid ($0.26 per share)	—	—	—	—	(21,355)	—	(2,831)	(24,186)
Grant of unvested restricted stock	4,462	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	189,411	2	2,662	—	—	—	(2,664)	—
Issuance of common stock	1,556,824	16	39,942	—	—	—	—	39,958
Unrealized gain on interest rate swaps, net	—	—	—	—	—	1,610	228	1,838
Net income	—	—	—	6,991	—	—	889	7,880
Allocation of non-controlling interest in Operating Partnership	—	—	(3,595)	—	—	—	3,595	—
Balance at March 31, 2021	83,856,953	$839	$1,464,014	$38,956	$(313,007)	$(9,741)	$145,733	$1,326,794
Three months ended March 31, 2020
Balance at December 31, 2019	74,832,292	$748	$1,257,319	$20,004	$(210,760)	$(4,690)	$137,220	$1,199,841
Stock based compensation	—	—	224	—	—	—	776	1,000
Dividends and distributions paid ($0.26 per share)	—	—	—	—	(19,516)	—	(2,570)	(22,086)
Grant of unvested restricted stock	2,905	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	42,000	1	596	—	—	—	(597)	—
Issuance of common stock	200,000	2	4,823	—	—	—	—	4,825
Contribution of Property for common units	—	—	—	—	—	—	21,550	21,550
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(8,586)	(1,260)	(9,846)
Net income	—	—	—	1,697	—	—	221	1,918
Allocation of non-controlling interest in Operating Partnership	—	—	7,796	—	—	—	(7,796)	—
Balance at March 31, 2020	75,077,197	$751	$1,270,758	$21,701	$(230,276)	$(13,276)	$147,544	$1,197,202

On January 4, 2021, the Company granted an aggregate of 164,178 performance-based long-term incentive plan units in the Operating Partnership (“LTIP units”) to members of management pursuant to the Easterly Government Properties, Inc. 2015 Equity Incentive Plan, as amended (the “2015 Equity Incentive Plan”), consisting of (i) 82,070 LTIP units that are subject to the Company achieving certain total shareholder return performance thresholds (on both an absolute and a relative basis) and (ii) 82,108 LTIP units that are subject to the Company achieving certain operational performance hurdles, in each case through a performance period ending on December 31, 2023. Earned performance-based LTIP units, if any, will vest when performance is determined following the end of the performance period on December 31, 2023. On January 4, 2021, the Company also granted an aggregate of 113,703 service-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan, which will vest on December 31, 2023, subject to the grantee’s continued employment and the other terms of the awards.

On March 17, 2021, the Company issued an aggregate of 4,462 shares of restricted common stock to certain employees pursuant to the 2015 Equity Incentive Plan. The shares of restricted common stock will vest upon the second anniversary of the grant date so long as the grantee remains an employee of the Company on such date.

A summary of the Company’s shares of restricted common stock and LTIP unit awards at March 31, 2021 is as follows:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share	LTIP Units (1)	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2020	89,891	$19.36	492,180	$19.88
Vested	(20,725)	17.12	(93,085)	18.55
Granted	4,462	21.76	277,881	22.30
Forfeited	—	—	—	—
Outstanding, March 31, 2021	73,628	$20.14	676,976	$21.06
(1)	Reflects the number of LTIP units issued to the grantee on the grant date, which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.

The Company recognized $1.3 million in compensation expense related to its shares of restricted common stock and the LTIP unit awards for the three months ended March 31, 2021. As of March 31, 2021, unrecognized compensation expense for both sets of awards was $10.1 million, which will be amortized over the applicable vesting period.

A summary of dividends declared by the Company’s board of directors per share of common stock and per common unit at the date of record is as follows:
Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2021	April 29, 2021	May 14, 2021	May 26, 2021	$0.26
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

ATM Programs

On each of March 4, 2019 and December 20, 2019, the Company entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.) and Wells Fargo Securities, LLC pursuant to which it may issue and sell shares of its common stock having an aggregate offering price of up to $200.0 million and $300.0 million, respectively, from time to time (the “ATM Programs”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). The ATM Programs implemented on March 4, 2019 and December 20, 2019 are referred to as the “March 2019 ATM Program” and “December 2019 ATM Program” respectively.

Under each of the ATM Programs, the Company may also enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of Citibank, N.A., Bank of Montreal, Jefferies LLC, Raymond James & Associates, Inc., Royal Bank of Canada and Wells Fargo Bank, National Association and, under the December 2019 ATM Program only, Truist Bank, for the sale of shares of its common stock on a forward basis.

The following table sets forth certain information with respect to issuances under each of the ATM Programs during the quarter ended March 31, 2021 (amounts in thousands except share amounts):

	March 2019 ATM Program		December 2019 ATM Program
For the Three Months Ended:	Number of Shares Issued(1)	Net Proceeds(1)	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2021	—	$—	1,556,824	$39,998
(1)

Shares issued by the Company, which were all issued in settlement of forward sales transactions. Additionally, as of March 31, 2021, the Company had entered into forward sales transactions under the March 2019 ATM Program and December 2019 ATM Program for the sale of an additional 2,949,697 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, the Company expects to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from April 2021 to February 2022. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $24.43 per share, the Company expects to receive net proceeds of approximately $72.1 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. The Company accounted for the forward sale agreements as equity.

The Company used the net proceeds received from such sales for general corporate purposes. As of March 31, 2021, the Company had approximately $123.7 million of gross sales of its common stock available under the December 2019 ATM Program and no remaining availability under the March 2019 ATM Program.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three months ended March 31, 2021 and 2020 (amounts in thousands, except per share amounts):

	For the three months ended March 31,
	2021	2020
Numerator
Net income	$7,880	$1,918
Less: Non-controlling interest in Operating Partnership	(889)	(221)
Net income available to Easterly Government Properties, Inc.	6,991	1,697
Less: Dividends on participating securities	(114)	(57)
Net income available to common stockholders	$6,877	$1,640
Denominator for basic EPS	82,120,353	74,892,711
Dilutive effect of share-based compensation awards	55,822	58,048
Dilutive effect of LTIP units (1)	411,434	471,346
Dilutive effect of shares issuable under forward sales agreements (2)	8,988	194,128
Denominator for diluted EPS	82,596,597	75,616,233
Basic EPS	$0.08	$0.02
Diluted EPS	$0.08	$0.02

(1)

During the three months ended March 31, 2021 and 2020, there were approximately 122,397 and 43,424 unvested performance-based LTIP units, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

(2)

During the three months ended March 31, 2021 and 2020, there were approximately 2,549,697 and 523,397 shares, respectively, of underlying unsettled forward sales transactions that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

9. Leases

Lessor

The Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 15.5 years as of March 31, 2021), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of March 31, 2021 (amounts in thousands):

	Payments due by period
	Total	2021	2022	2023	2024	2025	Thereafter
Fixed lease payments	$1,786,411	157,933	190,149	178,205	161,123	149,843	949,158

Lessee

In August 2020, we entered into a lease agreement for office space in Washington, D.C. to replace our previous sublease that commenced March 2016 and was terminated in March 2021. This new lease commenced in March 2021 and expires in August 2026. We also lease office space in San Diego, CA under an operating lease that commenced in February 2015 and expires in April 2022.

The commenced leases include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. The Company has elected not to separate lease and nonlease components for its corporate office leases.

As of March 31, 2021, the unamortized balances associated with the Company’s right-of-use operating lease asset and operating lease liability were $1.7 million and $1.9 million, respectively. As of December 31, 2020, the unamortized balance associated with the Company’s right-of-use operating lease asset and operating lease liability for the Company’s two commenced office leases was $0.4 million. The Company used its incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for the Company’s commenced operating leases for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	For the three months ended March 31,
	2021	2020
Operating leases costs	$149	$115

In addition, the maturity of fixed lease payments under the Company’s commenced corporate office leases as of March 31, 2021 is summarized in the table below (amounts in thousands):

	Payments due by period
	Total	2021	2022	2023	2024	2025	Thereafter
Fixed lease payments	$2,017	251	278	277	446	456	309

10. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	For the three months ended March 31,
Tenant	2021	2020

Department of Veteran Affairs (“VA”)	$111	$661
Environmental Protection Agency (“EPA”)	89	—
Department of Transportation (“DOT”)	40	—
General Services Administration - Other	25	—
Food and Drug Administration (“FDA”)	18	—
Military Entrance Processing Command (“MEPCOM”)	18	21
U.S. Citizenship and Immigration Services (“USCIS”)	17	—
Federal Emergency Management Agency (“FEMA”)	15	—
Internal Revenue Service (“IRS”)	11	3
Federal Bureau of Investigation (“FBI”)	5	534
Bureau of the Fiscal Service (“BFS”)	4	6
Health Resources and Services Administration (“HRSA”)	3	—
U.S. Joint Staff Command (“JSC”)	1	—
U.S. Immigration and Customs Enforcement (“ICE”)	—	20
Social Security Administration (“SSA”)	—	19
The Judiciary of the U.S. Government (“JUD”)	—	1
	$357	$1,265

The balance in Accounts receivable related to tenant construction projects and the associated project management income was $1.7 million as of March 31, 2021 and $3.0 million as of December 31, 2020.

The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects on going as of March 31, 2021 with a duration of greater than one year.

During the three months ended March 31, 2021 and 2020, the Company recognized $0.1 million and $0.3 million, respectively, in parking garage income generated from the operations of parking garages situated on the Various GSA – Buffalo property and on the Various GSA – Portland property. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied. The balance in Accounts receivable related to parking garage income was less than $0.1 million as of March 31, 2021, and less than $0.1 million as of December 31, 2020.

During the three months ended March 31, 2021, the Company recognized $0.3 million in income for providing COVID-19 related cleaning services to certain tenants. The income falls within the scope of ASC 606 and is recognized over time as the performance obligation is satisfied. The balance in Accounts receivable related to these services was $0.2 million as of March 31, 2021, and $0.3 million as of December 31, 2020.

There were no contract assets or liabilities as of March 31, 2021 or December 31, 2020.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or non-governmental tenants. At March 31, 2021, the U.S. Government accounted for approximately 98.6% of our total annualized lease income and non-governmental tenants accounted for the remaining approximately 1.4%.

Eighteen of our 82 operating properties are located in California, accounting for approximately 17.9% of our total leased square feet and approximately 23.9% of our total annualized lease income as of March 31, 2021. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

12. Subsequent Events

For its consolidated financial statements as of March 31, 2021, the Company evaluated subsequent events and noted the following significant events.

On April 22, 2021, the Company acquired a 43,600 square foot U.S. Attorney’s Office (“USAO”) in Springfield, Illinois. The building is a build-to-suit property completed in 2002. The facility is leased to the GSA for beneficial use of the USAO with a lease expiration of March 2038.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

the factors included under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the factors included under the heading “Risk Factors” in the Company’s other public filings;

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

For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as may be supplemented or amended from time to time.

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

We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of March 31, 2021, we wholly owned 82 operating properties in the United States, encompassing approximately 7.5 million leased square feet in the aggregate, including 80 operating properties that were leased primarily to U.S. Government tenant agencies, and two operating properties that were entirely leased to private tenants. As of March 31, 2021, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 89.0% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of March 31, 2021. We have elected to be taxed as a REIT and we believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Impact of the COVID-19 Pandemic

The novel coronavirus, or COVID-19, pandemic has caused and continues to cause significant disruptions to the United States, regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

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

The ability of our employees, including those working remotely, to securely access our IT networks and related systems has been a critical component of our ability to maintain business continuity during the COVID-19 pandemic. During this time, we have made additional investments in our IT networks and enhanced our existing cybersecurity plan, which utilizes standards established by reference to the National Institute of Standards (“NIST”) framework. As part of our ongoing cybersecurity plan, we conduct cybersecurity awareness training at least annually for all our employees, carry out quarterly control reviews, periodic penetration tests and annual investments in our security infrastructure, perform an assessment at least annually of our cybersecurity program against the NIST framework and conduct ongoing phishing simulations to raise awareness of critical security threats. The Audit Committee of our Board of Directors oversees our risk management processes related to cybersecurity, including discussing no less than annually our cybersecurity plan with management or our internal auditor.

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

To date, the impact of the COVID-19 pandemic on our business and financial condition has not been significant. Substantially all of our revenue continues to be generated through the receipt of rental payments from U.S. Government tenant agencies, which accounted for 98.6% of our annualized lease income as of March 31, 2021. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Notwithstanding the recent volatility in the financial markets, we also believe that our capital structure will continue to provide us with the resources, financial flexibility and the capacity to support the continued growth of our business. Since January 1, 2021, we have issued an aggregate of 1,556,824 shares of our common stock, which were all issued in settlement of forward sales transactions, under our December 2019 ATM Program (as described below). As of April 23, 2021, there are 2,949,697 shares underlying forward sale transactions that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions between September 2021 and April 2022. As of March 31, 2021, we also had $341.0 million available under our $450.0 million senior unsecured revolving credit facility.

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

2021 Activity

Acquisitions

On March 17, 2021, we acquired a 99,130 leased square foot Federal Bureau of Investigation (“FBI”) field office in Knoxville, Tennessee. The building is a built-to-suit property completed in 2010. The facility is leased to the GSA for beneficial use of the FBI with a lease expiration of August 2025.

On March 17, 2021, we acquired a 60,000 leased square foot U.S Attorney’s Office (“USAO”) facility in Louisville, Kentucky. The building is a built-to-suit property completed in 2011. The facility is leased to the GSA for beneficial use of the USAO with a lease expiration of December 2031.

On March 17, 2021, we acquired a 17,420 square foot U.S Immigration and Customs Enforcement (“ICE”) office in Louisville, Kentucky. The building is a built-to-suit office facility completed in 2011. The facility is leased to the GSA for beneficial use of ICE with a lease expiration of May 2021.

Operating Properties

As of March 31, 2021, our 82 operating properties were 99% leased with a weighted average annualized lease income per leased square foot of $33.79 and a weighted average age, based on the date of when the property was renovated or built-to-suit, of approximately 13.4 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight-line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our leased operating properties as of March 31, 2021 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,388,079	6.4%	$50.02
Various GSA - Buffalo (3)	Buffalo, NY	O	2021 - 2025	266,668	8,544,043	3.3%	32.04
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,104,091	3.1%	20.07
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,796,457	2.7%	40.09
IRS - Fresno	Fresno, CA	O	2033	180,481	6,706,223	2.7%	37.16
Various GSA - Chicago (5)	Des Plaines, IL	O	2022 / 2023	204,020	6,519,508	2.6%	31.96
Various GSA - Portland (4)	Portland, OR	O	2022 - 2028	212,845	6,477,949	2.6%	30.44
PTO - Arlington	Arlington, VA	O	2035	190,546	6,244,560	2.5%	32.77
VA - San Jose	San Jose, CA	OC	2038	90,085	5,852,184	2.3%	64.96
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,541,749	2.2%	32.68
FBI - San Antonio	San Antonio, TX	O	2021	148,584	5,187,090	2.1%	34.91
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,610,303	1.8%	21.91
FDA - Alameda	Alameda, CA	L	2039	69,624	4,561,039	1.8%	65.51
FBI - Omaha	Omaha, NE	O	2024	112,196	4,424,959	1.8%	39.44
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,326,189	1.7%	23.71
EPA - Kansas City	Kansas City, KS	L	2023	71,979	4,210,244	1.7%	58.49
FBI / DEA - El Paso	El Paso, TX	O	2028	203,269	4,046,248	1.6%	19.91
VA - South Bend	Mishawaka, IN	OC	2032	86,363	3,989,015	1.6%	46.19
FDA - Lenexa	Lenexa, KS	L	2040	59,690	3,889,133	1.5%	65.16
ICE - Charleston (6)	North Charleston, SC	O	2021 / 2027	86,733	3,871,613	1.5%	44.64
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,814,965	1.5%	27.71
DOI - Billings	Billings, MT	O/W	2033	149,110	3,725,092	1.5%	24.98
VA - Mobile	Mobile, AL	OC	2033	79,212	3,704,106	1.5%	46.76
FBI - Birmingham	Birmingham, AL	O	2022	96,278	3,683,969	1.5%	38.26
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	3,622,548	1.4%	36.21
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,578,341	1.4%	25.99
DOT - Lakewood	Lakewood, CO	O	2024	122,225	3,489,124	1.4%	28.55
FBI - Knoxville	Knoxville, TN	O	2025	99,130	3,471,198	1.4%	35.02
VA - Chico	Chico, CA	OC	2034	51,647	3,213,442	1.3%	62.22
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,063,160	1.2%	31.03
FBI - Richmond	Richmond, VA	O	2041	96,607	3,056,400	1.2%	31.64
FDA - College Park	College Park, MD	L	2029	80,677	3,017,567	1.2%	37.40
OSHA - Sandy	Sandy, UT	L	2024	75,000	3,013,567	1.2%	40.18
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,005,995	1.2%	44.99
USFS I - Albuquerque	Albuquerque, NM	O	2026	92,455	2,924,234	1.2%	31.63
DEA - Vista	Vista, CA	L	2021	54,119	2,811,893	1.1%	51.96
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,752,678	1.1%	38.72
JUD - Del Rio	Del Rio, TX	C/O	2024	89,880	2,718,709	1.1%	30.25
VA - Orange (7)	Orange, CT	OC	2034	56,330	2,687,006	1.1%	47.70
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,683,459	1.1%	63.17
JUD - El Centro	El Centro, CA	C/O	2034	43,345	2,663,767	1.1%	61.46
FBI - Mobile	Mobile, AL	O	2029	76,112	2,632,777	1.0%	34.59
SSA - Charleston	Charleston, WV	O	2024	110,000	2,604,011	1.0%	23.67
DEA - Sterling	Sterling, VA	L	2036	49,692	2,574,759	1.0%	51.81
FBI - Albany	Albany, NY	O	2036	98,184	2,532,429	1.0%	25.79
USAO - Louisville	Louisville, KY	O	2031	60,000	2,453,055	1.0%	40.88
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,450,278	1.0%	29.28
DEA - Dallas Lab	Dallas, TX	L	2021	49,723	2,414,199	1.0%	48.55
JUD - Charleston	Charleston, SC	C/O	2040	52,339	2,333,282	0.9%	44.58
DHA - Aurora	Aurora, CO	O	2034	101,285	2,307,796	0.9%	22.79
DEA - Upper Marlboro	Upper Marlboro, MD	L	2022	50,978	2,294,520	0.9%	45.01
FBI - Little Rock	Little Rock, AR	O	2021	101,977	2,271,725	0.9%	22.28
DEA - Dallas	Dallas, TX	O	2041	71,827	2,235,828	0.9%	31.13
MEPCOM - Jacksonville	Jacksonville, FL	O	2025	30,000	2,204,537	0.9%	73.48
CBP - Savannah	Savannah, GA	L	2033	35,000	2,164,610	0.9%	61.85

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased (Cont.)
DOE - Lakewood	Lakewood, CO	O	2029	115,650	2,093,583	0.8%	18.10
JUD - Jackson	Jackson, TN	C/O	2023	73,397	2,051,666	0.8%	27.95
DEA - Santa Ana	Santa Ana, CA	O	2024	39,905	1,878,451	0.7%	47.07
ICE - Otay	San Diego, CA	O	2022 / 2026	49,457	1,771,268	0.7%	35.81
NPS - Omaha	Omaha, NE	O	2024	62,772	1,766,700	0.7%	28.14
VA - Golden	Golden, CO	O/W	2026	56,753	1,753,834	0.7%	30.90
CBP - Sunburst	Sunburst, MT	O	2028	33,000	1,619,940	0.6%	49.09
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,610,513	0.6%	27.05
DEA - Birmingham (8)	Birmingham, AL	O	2021	35,616	1,535,154	0.6%	43.10
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,488,184	0.6%	31.68
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,473,177	0.6%	23.11
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,446,712	0.6%	38.10
VA - Charleston	North Charleston, SC	W	2040	97,718	1,383,687	0.5%	14.16
DEA - Albany	Albany, NY	O	2025	31,976	1,360,964	0.5%	42.56
DEA - Riverside	Riverside, CA	O	2032	34,354	1,256,006	0.5%	36.56
SSA - Dallas	Dallas, TX	O	2035	27,200	977,296	0.4%	35.93
HRSA - Baton Rouge	Baton Rouge, LA	O	2040	27,569	838,276	0.3%	30.41
JUD - South Bend	South Bend, IN	C/O	2027	30,119	801,819	0.3%	26.62
ICE - Pittsburgh (9)	Pittsburgh, PA	O	2023 / 2032	25,245	799,618	0.3%	31.67
VA - Baton Rouge	Baton Rouge, LA	OC	2024	30,000	793,356	0.3%	26.45
ICE - Louisville	Louisville, KY	O	2021	17,420	707,886	0.3%	40.64
DEA - San Diego	San Diego, CA	W	2032	16,100	537,937	0.2%	33.41
SSA - Mission Viejo	Mission Viejo, CA	O	2022	11,590	475,505	0.2%	41.03
SSA - San Diego	San Diego, CA	O	2032	10,059	423,446	0.2%	42.10
DEA - Bakersfield	Bakersfield, CA	O	2038	9,800	370,497	0.1%	37.81
Subtotal				7,301,715	$251,681,177	99.6%	$34.47
Privately Leased
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	105,641	543,818	0.2%	5.15
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	410,157	0.2%	5.85
Subtotal				175,719	$953,975	0.4%	$5.43
Total / Weighted Average				7,477,434	$252,635,152	100.0%	$33.79
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	The year of lease expiration does not include renewal options.
(3)	Private tenants occupy 14,274 leased square feet.
(4)	Private tenants occupy 42,025 leased square feet.
(5)	Private tenants occupy 1,835 leased square feet.
(6)	A private tenant occupies 21,609 leased square feet.
(7)	Previously named VA - Northeast.
(8)	The ATF occupies 8,680 leased square feet.
(9)	A private tenant occupies 3,854 leased square feet.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 15.5 years as of March 31, 2021), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place as of March 31, 2021:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2021	11	548,709	7.3%	$19,358,742	7.7%	$35.28
2022	9	303,204	4.1%	11,291,153	4.5%	37.24
2023	12	502,538	6.7%	14,822,876	5.9%	29.50
2024	10	727,374	9.7%	22,798,087	9.0%	31.34
2025	13	470,957	6.3%	16,169,569	6.4%	34.33
2026	4	249,466	3.3%	7,797,873	3.1%	31.26
2027	6	495,529	6.6%	17,573,353	7.0%	35.46
2028	8	783,003	10.5%	16,398,272	6.5%	20.94
2029	5	493,794	6.6%	13,772,546	5.5%	27.89
2030	—	—	—	—	—	—
Thereafter	34	2,902,860	38.9%	112,652,681	44.4%	38.81
Total / Weighted Average	112	7,477,434	100.0%	$252,635,152	100.0%	$33.79

(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of March 31, 2021, 17 tenants occupying approximately 4.3% of our leased square feet and contributing approximately 4.0% of our annualized lease income have exercisable rights to terminate their lease before the stated term of their respective lease expires.

Information about our development property as of March 31, 2021 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year	162,000
(1)	L=Laboratory.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2021 and 2020

The financial information presented below summarizes our results of operations for the three months ended March 31, 2021 and 2020 (amounts in thousands).

	For the three months ended March 31,
	2021	2020	Change
Revenues
Rental income	$64,179	$56,583	$7,596
Tenant reimbursements	320	1,152	(832)
Other income	502	483	19
Total revenues	65,001	58,218	6,783
Expenses
Property operating	12,094	11,258	836
Real estate taxes	7,286	6,562	724
Depreciation and amortization	22,325	23,556	(1,231)
Acquisition costs	487	538	(51)
Corporate general and administrative	5,808	5,483	325
Total expenses	48,000	47,397	603
Other expense
Interest expense	(9,121)	(8,903)	(218)
Net income	$7,880	$1,918	$5,962

Revenues

Total revenues increased $6.8 million to $65.0 million for the three months ended March 31, 2021 compared to $58.2 million for the three months ended March 31, 2020.

The $7.6 million increase in Rental income is primarily attributable to an increase in revenues from the ten operating properties acquired and one development property placed in service since March 31, 2020, as well as a full period of operations from the two operating properties acquired during the three months ended March 31, 2020.

The $0.8 million decrease in Tenant reimbursements is primarily attributable to a decrease in tenant project reimbursements.

Expenses

Total expenses increased $0.6 million to $48.0 million for the three months ended March 31, 2021 compared to $47.4 million for the three months ended March 31, 2020.

The $0.8 million increase in property operating expenses is primarily attributable to the ten operating properties acquired and one development property placed in service since March 31, 2020, as well as a full period of operations from the two operating properties acquired during the three months ended March 31, 2020, offset by a decrease in expenses associated with tenant project reimbursements.

The $0.7 million increase in real estate taxes is also primarily attributable to the ten operating properties acquired and one development property placed in service since March 31, 2020, as well as a full period of operations from the two operating properties acquired during the three months ended March 31, 2020.

The $1.2 million decrease in Depreciation and amortization is primarily related to the timing of intangible amortization, offset by an increase in depreciation attributable to the ten operating properties acquired and one development property placed in service since March 31, 2020, as well as a full period of operations from the two operating properties acquired during the three months ended March 31, 2020.

Additionally, Corporate general and administrative costs increased by $0.3 million, primarily due to an increase in employee costs.

Interest Expense

Interest expense increased $0.2 million to $9.1 million for the three months ended March 31, 2021 compared to $8.9 million for the three months ended March 31, 2020. The increase is primarily due to an increase in interest owed on our revolving credit facility attributable to an increase in the weighted average borrowings for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At March 31, 2021, we had $6.3 million available in cash and cash equivalents and there was $341.0 million available under our revolving credit facility.

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

Equity

ATM Programs

On each of March 4, 2019 and December 20, 2019, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.) and Wells Fargo Securities, LLC, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million and $300.0 million, respectively, from time to time, which we refer to herein as the ATM Programs, in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.  The ATM Programs implemented on March 4, 2019 and December 20, 2019 are referred to as the “March 2019 ATM Program” and “December 2019 ATM Program” respectively.

Under each of the ATM Programs, we may also enter into one or more forward transactions under separate master forward sale confirmations and related supplemental confirmations with each of Citibank, N.A., Bank of Montreal, Jefferies LLC, Raymond James & Associates, Inc., Royal Bank of Canada and Wells Fargo Bank, National Association, and, under the December 2019 ATM Program only, Truist Bank, for the sale of shares of our common stock on a forward basis.

The following table sets forth certain information with respect to issuances under each of the ATM Programs during the quarter ended March 31, 2021 (amounts in thousands, except share amounts):

	March 2019 ATM Program		December 2019 ATM Program
For the Three Months Ended:	Number of Shares Issued(1)	Net Proceeds(1)	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2021	—	$—	1,556,824	$39,998
(1)

Shares issued by us, which were all issued in settlement of forward sales transactions. Additionally, as of March 31, 2021, we had entered into forward sales transactions under the March 2019 ATM Program and December 2019 ATM program for the sale of an additional 2,949,697 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from April 2021 to February 2022. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $24.43 per share, we expect to receive net proceeds of approximately $72.1 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. We accounted for the forward sale agreements as equity.

We have used the net proceeds received from such sales for general corporate purposes. As of March 31, 2021, we had approximately $123.7 million of gross sales of our common stock available under the December 2019 ATM Program and no remaining availability under the March 2019 ATM Program.

Debt

The following table sets forth certain information with respect to our outstanding indebtedness as of March 31, 2021 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2021	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$109,000	L + 130bps	June 2022 (3)
Total revolving credit facility	109,000

Term loan facilities:
2016 term loan facility	100,000	2.67% (4)	March 2024
2018 term loan facility	150,000	3.96% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(943)
Total term loan facilities, net	249,057

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
Total notes payable	450,000
Less: Total unamortized deferred financing fees	(2,766)
Total notes payable, net	447,234

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (6)	October 2023
VA – Golden	8,965	5.00% (6)	April 2024
MEPCOM – Jacksonville	7,640	4.41% (6)	October 2025
USFS II – Albuquerque	15,826	4.46% (6)	July 2026
ICE – Charleston	15,824	4.21% (6)	January 2027
VA – Loma Linda	127,500	3.59% (6)	July 2027
CBP – Savannah	11,796	3.40% (6)	July 2033
Total mortgage notes payable	203,251
Less: Total unamortized deferred financing fees	(1,389)
Less: Total unamortized premium/discount	101
Total mortgage notes payable, net	201,963

Total debt	$1,007,254
(1)

At March 31, 2021, the one-month LIBOR (“L”) was 0.11%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of the $450.0 million senior unsecured revolving credit facility, which we refer to herein as our revolving credit facility, the $150.0 million senior unsecured term loan facility, which we refer to herein as our 2018 term loan facility, and the $100.0 million senior unsecured term loan facility, which we refer to herein as our 2016 term loan facility, is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $341.0 million at March 31, 2021 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

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

Our revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2021, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of March 31, 2021 (dollar amounts in thousands):

Debt Capital Structure	March 31, 2021
Total principal outstanding	$1,012,251
Weighted average maturity	6.2 years
Weighted average interest rate	3.5%
% Variable debt	12.3%
% Fixed debt (1)	87.7%
% Secured debt	20.3%
(1)	Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2021	April 29, 2021	May 14, 2021	May 26, 2021	$0.26
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

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2021.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the operating expenses that are passed through to our tenants and by contractual rent increases. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flows

The following table sets forth a summary of cash flows for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	For the three months ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$26,012	$38,545
Investing activities	(72,096)	(53,292)
Financing activities	44,554	17,805

Operating Activities

The Company generated $26.0 million and $38.5 million of cash from operating activities during the three months ended March 31, 2021 and 2020, respectively. Net cash provided by operating activities for the three months ended March 31, 2021 includes $28.0 million in net cash from rental activities net of expenses offset by $2.0 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the three months ended March 31, 2020 includes a $24.1 million increase in net cash from rental activities net of expenses and $14.4 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, and accounts payable, accrued expenses and other liabilities.

Investing Activities

The Company used $72.1 million and $53.3 million in cash for investing activities during the three months ended March 31, 2021 and 2020, respectively. Net cash used in investing activities for the three months ended March 31, 2021 includes $63.0 million in real estate acquisitions, $3.4 million in additions to development properties and $5.6 million in additions to operating properties. Net cash used in investing activities for the three months ended March 31, 2020 includes $30.3 million in real estate acquisitions and deposits, $18.4 million in additions to development properties and $4.6 million in additions to operating properties.

Financing Activities

The Company generated $44.6 million and $17.8 million in cash from financing activities during the three months ended March 31, 2021 and 2020, respectively. Net cash generated by financing activities for the three months ended March 31, 2021 includes $80.0 million in draws under our revolving credit facility and $40.4 million in gross proceeds from issuances of shares of our common stock, offset by $50.3 million in net pay downs under our revolving credit facility, $24.2 million in dividend payments, $0.9 million in mortgage notes payable repayment and $0.5 million in payment of offering costs. Net cash generated by financing activities for the three months ended March 31, 2020 includes $56.5 million in draws under our revolving credit facility and $4.9 million in gross proceeds from issuances of shares of our common stock, offset by $22.1 million in dividend payments, $20.5 million in net pay downs under our revolving credit facility, $0.9 million in mortgage notes payable repayment and $0.1 million in payment of offering costs.

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

We adjust FFO to present FFO, as Adjusted as an alternative measure of our operating performance, which, when applicable, excludes the impact of acquisition costs, straight-line rent, amortization of above-/below-market leases, amortization of deferred revenue (which results from landlord assets funded by tenants), non-cash interest expense, non-cash compensation, depreciation of non-real estate assets and other non-cash items. By excluding these income and expense items from FFO, as Adjusted, we believe we provide useful information as these items have no cash impact. In addition, by excluding acquisition related costs we believe FFO, as Adjusted provides useful information that is comparable across periods and more accurately reflects the operating performance of our properties. Certain prior year amounts have been updated to conform to the current year FFO, as Adjusted definition.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	For the three months ended March 31,
	2021	2020
Net income	$7,880	$1,918
Depreciation of real estate assets	22,318	23,556
FFO	30,198	25,474
Adjustments to FFO:
Acquisition costs	487	538
Straight-line rent and other non-cash adjustments	(1,413)	(709)
Amortization of above-/below-market leases	(1,286)	(1,521)
Amortization of deferred revenue	(1,421)	(697)
Non-cash interest expense	363	358
Non-cash compensation	1,334	1,000
Depreciation of non-real estate assets	7	—
FFO, as Adjusted	$28,269	$24,443

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2021, $887.6 million, or 87.7% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $124.7 million, or 12.3% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.3 million annually.

In July 2017, the Financial Conduct Authority (the “FCA”), the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and, on March 5, 2021, the FCA announced that USD-LIBOR will no longer be published after June 30, 2023. The Alternative Reference Rates Committee, or the ARRC, has proposed that the Secured Overnight Financing Rate, or SOFR, is the rate that best represents the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR.  We intend to monitor the developments with respect to the scheduled phasing out of LIBOR in 2023 and work with its lenders to ensure such transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of March 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Easterly Government Properties, Inc.

Date: May 4, 2021	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: May 4, 2021	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)