Form 10-Q
period 2021-06-30
Easterly Government Properties, Inc.
filed 2021-08-03
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 23, 2021, the registrant had 83,945,290 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	June 30, 2021	December 31, 2020
Assets
Real estate properties, net	$2,284,295	$2,208,661
Cash and cash equivalents	8,059	8,465
Restricted cash	6,619	6,204
Tenant accounts receivable	48,742	45,077
Intangible assets, net	161,187	163,387
Prepaid expenses and other assets	34,663	25,746
Total assets	$2,543,565	$2,457,540

Liabilities
Revolving credit facility	137,250	79,250
Term loan facilities, net	249,148	248,966
Notes payable, net	447,151	447,171
Mortgage notes payable, net	201,049	202,871
Intangible liabilities, net	22,129	25,406
Deferred revenue	90,503	92,576
Interest rate swaps	9,686	12,781
Accounts payable, accrued expenses and other liabilities	52,112	48,549
Total liabilities	1,209,028	1,157,570

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 83,931,290 and 82,106,256 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	839	821
Additional paid-in capital	1,471,928	1,424,787
Retained earnings	47,157	31,965
Cumulative dividends	(334,815)	(291,652)
Accumulated other comprehensive loss	(8,539)	(11,351)
Total stockholders’ equity	1,176,570	1,154,570
Non-controlling interest in Operating Partnership	157,967	145,400
Total equity	1,334,537	1,299,970
Total liabilities and equity	$2,543,565	$2,457,540

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues
Rental income	$66,095	$59,550	$130,274	$116,133
Tenant reimbursements	1,899	435	2,219	1,587
Other income	620	541	1,122	1,024
Total revenues	68,614	60,526	133,615	118,744
Expenses
Property operating	14,296	10,915	26,390	22,173
Real estate taxes	7,553	6,617	14,839	13,179
Depreciation and amortization	22,525	23,654	44,850	47,210
Acquisition costs	483	668	970	1,206
Corporate general and administrative	5,768	5,505	11,576	10,988
Total expenses	50,625	47,359	98,625	94,756
Other expense
Interest expense, net	(9,265)	(9,004)	(18,386)	(17,907)
Gain on the sale of operating property	530	—	530	—
Net income	9,254	4,163	17,134	6,081
Non-controlling interest in Operating Partnership	(1,053)	(497)	(1,942)	(718)
Net income available to Easterly Government Properties, Inc.	$8,201	$3,666	$15,192	$5,363
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.10	$0.05	$0.18	$0.07
Diluted	$0.10	$0.05	$0.18	$0.07
Weighted-average common shares outstanding
Basic	83,817,680	76,171,627	82,973,705	75,532,169
Diluted	84,247,285	76,869,965	83,398,931	76,185,277
Dividends declared per common share	$0.26	$0.26	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net income	$9,254	$4,163	$17,134	$6,081
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps, net	1,257	(266)	3,095	(10,112)
Other comprehensive income (loss)	1,257	(266)	3,095	(10,112)
Comprehensive income (loss)	10,511	3,897	20,229	(4,031)
Non-controlling interest in Operating Partnership	(1,053)	(497)	(1,942)	(718)
Other comprehensive (income) loss attributable to non-controlling interest	(55)	(76)	(283)	1,184
Comprehensive income (loss) attributable to Easterly Government Properties, Inc.	$9,403	$3,324	$18,004	$(3,565)

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$17,134	$6,081
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	44,850	47,210
Straight line rent	(2,737)	(1,329)
Amortization of above- / below-market leases	(2,511)	(3,048)
Amortization of unearned revenue	(2,819)	(1,394)
Amortization of loan premium / discount	(38)	(39)
Amortization of deferred financing costs	765	757
Amortization of lease inducements	430	431
Gain on the sale of operating property	(530)	—
Non-cash compensation	2,367	2,021
Other	7	—
Net change in:
Tenant accounts receivable	(781)	1,826
Prepaid expenses and other assets	(7,587)	(8,977)
Deferred revenue associated with operating leases	746	20,461
Accounts payable, accrued expenses and other liabilities	7,421	11,594
Net cash provided by operating activities	56,717	75,594
Cash flows from investing activities
Real estate acquisitions and deposits	(93,037)	(101,437)
Additions to operating properties	(9,573)	(8,809)
Additions to development properties	(4,518)	(29,340)
Proceeds from sale of operating property, net	3,326	—
Net cash used in investing activities	(103,802)	(139,586)
Cash flows from financing activities
Payment of deferred financing costs	(81)	—
Issuance of common shares	40,403	109,321
Credit facility draws	125,250	116,500
Credit facility repayments	(67,250)	(116,500)
Repayments of mortgage notes payable	(1,886)	(1,748)
Dividends and distributions paid	(48,777)	(44,403)
Payment of offering costs	(565)	(1,310)
Net cash provided by financing activities	47,094	61,860
Net increase (decrease) in Cash and cash equivalents and Restricted cash	9	(2,132)
Cash and cash equivalents and Restricted cash, beginning of period	14,669	15,549
Cash and cash equivalents and Restricted cash, end of period	$14,678	$13,417

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the six months ended June 30,
	2021	2020
Cash paid for interest, net of capitalized interest	$17,671	$17,284
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$2,417	$1,476
Additions to development properties accrued, not paid	1,330	9,920
Financing costs accrued, not paid	77	—
Offering costs accrued, not paid	166	22
Deferred asset acquisition costs accrued, not paid	291	72
Contingent consideration accrued, not paid	336	1,738
Unrealized gain (loss) on interest rate swaps, net	3,095	(10,112)
Properties acquired for Common Units	20,790	21,550
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(3,424)	$(1,812)
Common stock	2	1
Additional paid-in capital	3,422	1,811
Total	$—	$—

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

We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of June 30, 2021, we wholly owned 83 operating properties in the United States, encompassing approximately 7.6 million leased square feet in the aggregate, including 81 operating properties that were leased primarily to U.S. Government tenant agencies and two operating properties that were entirely leased to private tenants. As of June 30, 2021, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership. We owned approximately 88.2% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at June 30, 2021. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2021 and December 31, 2020, and the consolidated results of operations for the three and six months ended June 30, 2021 and 2020, and the consolidated cash flows for the six months ended June 30, 2021 and 2020. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

3. Real Estate and Intangibles

Acquisitions

During the six months ended June 30, 2021, we acquired five operating properties in asset acquisitions, consisting of FBI – Knoxville, ICE – Louisville, USAO – Louisville, USAO – Springfield, and NWS – Kansas City for an aggregate purchase price of $111.4 million. We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$5,623
Building	87,067
Acquired tenant improvements	7,127
Total real estate	99,817
Intangible assets
In-place leases	8,539
Acquired leasing commissions	2,765
Above-market leases	301
Total intangible assets	11,605
Intangible liabilities
Below-market leases	(1)
Total intangible liabilities	(1)
Purchase price	$111,421

We did not assume any debt upon acquisition of these properties. The intangible assets and liabilities of operating properties acquired during the six months ended June 30, 2021 have a weighted average amortization period of 10.69 years as of June 30, 2021. During the six months ended June 30, 2021, we included $2.4 million of revenues and $0.5 million of net income in our Consolidated Statements of Operations related to the operating properties acquired.

During the six months ended June 30, 2021, we incurred $1.0 million of acquisition-related expenses mainly consisting of internal costs associated with property acquisitions.

Dispositions

On June 4, 2021, we sold SSA – Mission Viejo to a third party. Net proceeds from the sale of operating property were approximately $3.3 million and we recognized a gain on the sale of operating property of approximately $0.5 million for the six months ended June 30, 2021.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of June 30, 2021 (amounts in thousands):

Total
Real estate properties, net
Land	$219,242
Building and improvements	2,198,034
Acquired tenant improvements	83,652
Construction in progress	27,564
Accumulated depreciation	(244,197)
Total Real estate properties, net	2,284,295
Intangible assets, net
In-place leases	262,698
Acquired leasing commissions	64,031
Above market leases	17,881
Accumulated amortization	(183,423)
Total Intangible assets, net	161,187
Intangible liabilities, net
Below market leases	(73,483)
Accumulated amortization	51,354
Total Intangible liabilities, net	$(22,129)

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of June 30, 2021 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2021	$768	$(2,577)
2022	1,452	(4,201)
2023	1,428	(4,024)
2024	1,341	(2,877)
2025	1,286	(2,170)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Debt

At June 30, 2021, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	June 30, 2021	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$137,250	L + 130bps	June 2022 (3)
Total revolving credit facility	137,250

Term loan facilities:
2016 term loan facility	100,000	2.67% (4)	March 2024
2018 term loan facility	150,000	3.96% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(852)
Total term loan facilities, net	249,148

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
Total notes payable	450,000
Less: Total unamortized deferred financing fees	(2,849)
Total notes payable, net	447,151

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (6)	October 2023
VA – Golden	8,922	5.00% (6)	April 2024
MEPCOM – Jacksonville	7,351	4.41% (6)	October 2025
USFS II – Albuquerque	15,738	4.46% (6)	July 2026
ICE – Charleston	15,494	4.21% (6)	January 2027
VA – Loma Linda	127,500	3.59% (6)	July 2027
CBP – Savannah	11,600	3.40% (6)	July 2033
Total mortgage notes payable	202,305
Less: Total unamortized deferred financing fees	(1,338)
Less: Total unamortized premium/discount	82
Total mortgage notes payable, net	201,049

Total debt	$1,034,598
(1)

At June 30, 2021, the one-month LIBOR (“L”) was 0.10%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of the $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), the $150.0 million senior unsecured term loan facility (our “2018 term loan facility”) and the $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $312.8 million at June 30, 2021 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

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

Private Placement of Senior Unsecured Notes

On May 11, 2021, the Company and the Operating Partnership entered into a note purchase agreement pursuant to which the Operating Partnership will issue and sell an aggregate of up to $250.0 million of fixed rate, senior unsecured notes (the “Notes”) consisting of (i) 2.62% Series A Senior Notes due October 14, 2028, in an aggregate principal amount of $50.0 million, and (ii) 2.89% Series B Senior Notes due October 14, 2030 in an aggregate principal amount of $150.0 million. The Operating Partnership has the option to increase the Series B tranche of the Notes up to a principal amount of $200.0 million. The Notes are expected to be issued on or around October 14, 2021, subject to customary closing conditions. The Notes will be unconditionally guaranteed by the Company and various subsidiaries of the Operating Partnership (the “Subsidiary Guarantors”).

Financial Covenant Considerations

As of June 30, 2021, we were in compliance with all financial and other covenants related to our revolving credit facility, 2016 term loan facility, 2018 term loan facility, notes payable and mortgage notes payable.

Fair Value of Debt

As of June 30, 2021, the fair value of our revolving credit facility was determined by considering the short term maturity, variable interest rate and credit spreads. We deem the fair value of our senior unsecured revolving credit facility as a Level 3 measurement. At June 30, 2021, the carrying value of our revolving credit facility approximated fair value.

As of June 30, 2021, the fair value of our 2016 term loan facility was determined by considering the variable interest rate and credit spreads. We deem the fair value of our 2016 term loan facility as a Level 3 measurement. At June 30, 2021, the fair value of our 2016 term loan facility was $100.0 million.

As of June 30, 2021, the fair value of our 2018 term loan facility was determined by considering the variable interest rate and credit spreads. We deem the fair value of our 2018 term loan facility as a Level 3 measurement. At June 30, 2021, the fair value of our 2018 term loan facility was $150.0 million.

As of June 30, 2021, the fair value of our notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our senior unsecured notes payable instruments as a Level 3 measurement. At June 30, 2021, the fair value of our senior unsecured notes payable was $496.5 million.

As of June 30, 2021, the fair value of our mortgage notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage notes payable instruments as a Level 3 measurement. At June 30, 2021, the fair value of our mortgage notes payable was $211.1 million.

5. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of June 30, 2021 (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	1.41%	One-Month LIBOR	March 29, 2017	September 29, 2023	$(2,460)
$150,000	2.71%	One-Month LIBOR	December 13, 2018	June 19, 2023	$(7,226)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet (amounts in thousands):

Balance Sheet Line Item	As of June 30, 2021
Interest rate swaps - Asset	$—
Interest rate swaps - Liability	$(9,686)

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

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Unrealized gain (loss) recognized in AOCI	$(63)	$(1,342)	$483	$(11,583)
Loss reclassified from AOCI into interest expense	(1,320)	(1,076)	(2,611)	(1,471)

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness. As of June 30, 2021, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.0 million. As of June 30, 2021, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $10.0 million.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2021 were classified as Level 2 of the fair value hierarchy.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of June 30, 2021
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$—	$—
Interest rate swaps - Liability	$—	$(9,686)	$—

7. Equity

The following table summarizes the changes in the Company’s stockholders’ equity for the three months ended June 30, 2021 and 2020 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended June 30, 2021
Balance at March 31, 2021	83,856,953	$839	$1,464,014	$38,956	$(313,007)	$(9,741)	$145,733	$1,326,794
Stock based compensation	—	—	166	—	—	—	867	1,033
Dividends and distributions paid ($0.26 per share)	—	—	—	—	(21,808)	—	(2,783)	(24,591)
Grant of unvested restricted stock, net	20,337	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	54,000	—	760	—	—	—	(760)	—
Contribution of Property for common units	—	—	—	—	—	—	20,790	20,790
Unrealized loss on interest rate swaps, net	—	—	—	—	—	1,202	55	1,257
Net income	—	—	—	8,201	—	—	1,053	9,254
Allocation of non-controlling interest in Operating Partnership	—	—	6,988	—	—	—	(6,988)	—
Balance at June 30, 2021	83,931,290	$839	$1,471,928	$47,157	$(334,815)	$(8,539)	$157,967	$1,334,537
Three months ended June 30, 2020
Balance at March 31, 2020	75,077,197	$751	$1,270,758	$21,701	$(230,276)	$(13,276)	$147,544	$1,197,202
Stock based compensation	—	—	241	—	—	—	780	1,021
Dividends and distributions paid ($0.26 per share)	—	—	—	—	(19,535)	—	(2,782)	(22,317)
Grant of unvested restricted stock	19,025	1	(1)	—	—	—	—	—
Redemption of common units for shares of common stock	86,960	—	1,215	—	—	—	(1,215)	—
Issuance of common stock	4,472,192	45	103,184	—	—	—	—	103,229
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(342)	76	(266)
Net income	—	—	—	3,666	—	—	497	4,163
Allocation of non-controlling interest in Operating Partnership	—	—	(4,104)	—	—	—	4,104	—
Balance at June 30, 2020	79,655,374	$797	$1,371,293	$25,367	$(249,811)	$(13,618)	$149,004	$1,283,032

The following table summarizes the changes in the Company’s stockholders’ equity for the six months ended June 30, 2021 and 2020 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Six months ended June 30, 2021
Balance at December 31, 2020	82,106,256	$821	$1,424,787	$31,965	$(291,652)	$(11,351)	$145,400	$1,299,970
Stock based compensation	—	—	384	—	—	—	1,983	2,367
Dividends and distributions paid ($0.52 per share)	—	—	—	—	(43,163)	—	(5,614)	(48,777)
Grant of unvested restricted stock, net	24,799	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	243,411	2	3,422	—	—	—	(3,424)	—
Issuance of common stock	1,556,824	16	39,942	—	—	—	—	39,958
Contribution of Property for common units	—	—	—	—	—	—	20,790	20,790
Unrealized gain on interest rate swaps, net	—	—	—	—	—	2,812	283	3,095
Net income	—	—	—	15,192	—	—	1,942	17,134
Allocation of non-controlling interest in Operating Partnership	—	—	3,393	—	—	—	(3,393)	—
Balance at June 30, 2021	83,931,290	$839	$1,471,928	$47,157	$(334,815)	$(8,539)	$157,967	$1,334,537
Six months ended June 30, 2020
Balance at December 31, 2019	74,832,292	$748	$1,257,319	$20,004	$(210,760)	$(4,690)	$137,220	$1,199,841
Stock based compensation	—	—	465	—	—	—	1,556	2,021
Dividends and distributions paid ($0.52 per share)	—	—	—	—	(39,051)	—	(5,352)	(44,403)
Grant of unvested restricted stock	21,930	1	(1)	—	—	—	—	—
Redemption of common units for shares of common stock	128,960	1	1,811	—	—	—	(1,812)	—
Issuance of common stock	4,672,192	47	108,007	—	—	—	—	108,054
Contribution of Property for common units	—	—	—	—	—	—	21,550	21,550
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(8,928)	(1,184)	(10,112)
Net income	—	—	—	5,363	—	—	718	6,081
Allocation of non-controlling interest in Operating Partnership	—	—	3,692	—	—	—	(3,692)	—
Balance at June 30, 2020	79,655,374	$797	$1,371,293	$25,367	$(249,811)	$(13,618)	$149,004	$1,283,032

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

On May 19, 2021, in connection with the Company’s 2021 annual meeting of stockholders, the Company issued an aggregate of 22,760 shares of restricted common stock and 6,647 LTIP units to its non-employee directors pursuant to the 2015 Equity Incentive Plan. The restricted common stock and LTIP unit grants will vest upon the earlier of the anniversary of the date of the grant or the next annual stockholder meeting, so long as the grantee remains a director on such date.

During the three months ended June 30, 2021, 32,385 LTIP units and 2,423 shares of restricted common stock were forfeited in connection with employee departures under the terms of the applicable award agreements.

A summary of the Company’s shares of restricted common stock and LTIP unit awards at June 30, 2021 is as follows:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share	LTIP Units (1)	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2020	89,891	$19.36	492,180	$19.88
Vested	(39,750)	21.50	(93,085)	18.55
Granted	27,222	20.46	284,528	22.18
Forfeited	(2,423)	18.36	(32,385)	21.03
Outstanding, June 30, 2021	74,940	$18.66	651,238	$21.02
(1)	Reflects the number of LTIP units issued to the grantee on the grant date, which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.

The Company recognized $2.4 million in compensation expense related to its shares of restricted common stock and the LTIP unit awards for the six months ended June 30, 2021. As of June 30, 2021, unrecognized compensation expense for both sets of awards was $8.9 million, which will be amortized over the applicable vesting period.

A summary of dividends declared by the Company’s board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2021	April 29, 2021	May 14, 2021	May 26, 2021	$0.260
Q2 2021	July 27, 2021	August 12, 2021	August 24, 2021	$0.265
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

ATM Programs

On each of March 4, 2019 and December 20, 2019, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.) and Wells Fargo Securities, LLC pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million and $300.0 million, respectively, from time to time (the “2019 ATM Programs”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). The ATM Programs implemented on March 4, 2019 and December 20, 2019 are referred to as the “March 2019 ATM Program” and “December 2019 ATM Program” respectively. Under each of the 2019 ATM Programs, we may also enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of Citibank, N.A., Bank of Montreal, Jefferies LLC, Raymond James & Associates, Inc., Royal Bank of Canada and Wells Fargo Bank, National Association and, under the December 2019 ATM Program only, Truist Bank, for the sale of shares of our common stock on a forward basis.

On June 22, 2021, we entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., CIBC World Markets Corp., Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time (the “2021 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.  Under the 2021 ATM Program, we may also enter into one or more forward sale transactions under separate master forward sale confirmations and related supplemental confirmations with each of Citigroup Global Markets Limited, Bank of Montreal, Canadian Imperial Bank of Commerce, Jefferies LLC, Raymond James & Associates, Inc., Royal Bank of Canada, Truist Bank and Wells Fargo Bank, National Association for the sale of shares of our common stock on a forward basis.

The following table sets forth certain information with respect to issuances under each of the 2019 ATM Programs during the quarters ended March 31, 2021 and June 30, 2021 (amounts in thousands except share amounts):

	March 2019 ATM Program		December 2019 ATM Program
For the Three Months Ended:	Number of Shares Issued(1)	Net Proceeds(1)	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2021	—	$—	1,556,824	$39,998
June 30, 2021	—	—	—	—
Total	—	$—	1,556,824	$39,998
(1)

Shares issued by the Company, which were all issued in settlement of forward sales transactions. Additionally, as of June 30, 2021, the Company had entered into forward sales transactions under the 2019 ATM Programs for the sale of an additional 3,499,697 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, the Company expects to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from September 2021 to June 2022. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $23.96 per share, the Company expects to receive net proceeds of approximately $83.8 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. The Company accounted for the forward sale agreements as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the quarter ended June 30, 2021.

The Company used the net proceeds received from such sales for general corporate purposes. As of June 30, 2021, the Company had approximately $300.0 million of gross sales of its common stock available under the 2021 ATM Program, $111.8 million of gross sales of its common stock available under the December 2019 ATM Program and no remaining availability under the March 2019 ATM Program.

Contribution of Property for Common Units

On May 20, 2021, we acquired NWS – Kansas City for which we paid, as partial consideration, 975,452 common units. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three and six months ended June 30, 2021 and 2020 (amounts in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Numerator
Net income	$9,254	$4,163	$17,134	$6,081
Less: Non-controlling interest in Operating Partnership	(1,053)	(497)	(1,942)	(718)
Net income available to Easterly Government Properties, Inc.	8,201	3,666	15,192	5,363
Less: Dividends on participating securities	(113)	(72)	(230)	(145)
Net income available to common stockholders	$8,088	$3,594	$14,962	$5,218
Denominator for basic EPS	83,817,680	76,171,627	82,973,705	75,532,169
Dilutive effect of share-based compensation awards	47,276	53,329	50,878	55,744
Dilutive effect of LTIP units (1)	382,329	562,221	364,023	540,060
Dilutive effect of shares issuable under forward sales agreements (2)	—	82,788	10,325	57,304
Denominator for diluted EPS	84,247,285	76,869,965	83,398,931	76,185,277
Basic EPS	$0.10	$0.05	$0.18	$0.07
Diluted EPS	$0.10	$0.05	$0.18	$0.07
(1)

During both the three and six months ended June 30, 2021, there were approximately 155,994 unvested performance-based LTIP units that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. During both the three and six months ended June 30, 2020, there were approximately 43,424 unvested performance-based LTIP units that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

(2)

During the three and six months ended June 30, 2021, there were approximately 3,499,697 and 2,549,697 shares, respectively, of underlying unsettled forward sales transactions that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. During both the three and six months ended June 30, 2020, there were approximately 2,397,232 shares of underlying unsettled forward sales transactions that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

9. Leases

Lessor

The Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 15.8 years as of June 30, 2021), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of June 30, 2021 (amounts in thousands):

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

As of June 30, 2021, the unamortized balances associated with the Company’s right-of-use operating lease asset and operating lease liability were $1.6 million and $1.8 million, respectively. As of December 31, 2020, the unamortized balance associated with the Company’s right-of-use operating lease asset and operating lease liability for the Company’s two commenced office leases was $0.4 million. The Company used its incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for the Company’s commenced operating leases for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Operating leases costs	$119	$114	$268	$229

In addition, the maturity of fixed lease payments under the Company’s commenced corporate office leases as of June 30, 2021 is summarized in the table below (amounts in thousands):

	Payments due by period
	Total	2021	2022	2023	2024	2025	Thereafter
Fixed lease payments	$1,969	203	278	277	446	456	309

10. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Tenant	2021	2020	2021	2020

Department of Veteran Affairs (“VA”)	$997	$79	$1,108	$740
Federal Bureau of Investigation (“FBI”)	645	77	650	611
Environmental Protection Agency (“EPA”)	115	90	204	90
Internal Revenue Service (“IRS”)	116	45	127	48
U.S. Citizenship and Immigration Services (“USCIS”)	91	—	108	—
Department of Energy (“DOE”)	95	—	95	—
Department of Transportation (“DOT”)	—	5	40	5
U.S. Joint Staff Command (“JSC”)	25	41	26	41
General Services Administration - Other	—	—	25	—
Food and Drug Administration (“FDA”)	6	51	24	51
Military Entrance Processing Command (“MEPCOM”)	—	45	18	66
Federal Emergency Management Agency (“FEMA”)	—	—	15	—
The Judiciary of the U.S. Government (“JUD”)	4	—	4	1
Bureau of the Fiscal Service (“BFS”)	—	21	4	27
Health Resources and Services Administration (“HRSA”)	—	—	3	—
U.S. Immigration and Customs Enforcement (“ICE”)	—	42	—	62
Social Security Administration (“SSA”)	—	—	—	19
	$2,094	$496	$2,451	$1,761

The balance in Accounts receivable related to tenant construction projects and the associated project management income was $2.3 million as of June 30, 2021 and $3.0 million as of December 31, 2020.

The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. For those projects ongoing as of June 30, 2021 and with a duration of greater than one year, the aggregate amount of transaction price allocated to remaining performance obligations as of June 30, 2021 was $1.4 million.

During the three and six months ended June 30, 2021 and 2020, the Company recognized less than $0.1 million, $0.1 million, $0.1 million and $0.4 million, respectively, in parking garage income generated from the operations of parking garages situated on the Various GSA – Buffalo property and on the Various GSA – Portland property. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied. The balance in Accounts receivable related to parking garage income was less than $0.1 million as of June 30, 2021, and less than $0.1 million as of December 31, 2020.

During the three and six months ended June 30, 2021 and 2020, the Company recognized $0.3 million, $0.6 million, less than $0.1 million and less than $0.1 million in income for providing COVID-19 related cleaning services to certain tenants. The income falls within the scope of ASC 606 and is recognized over time as the performance obligation is satisfied. The balance in Accounts receivable related to these services was $0.2 million as of June 30, 2021, and $0.3 million as of December 31, 2020.

There were no contract assets or liabilities as of June 30, 2021 or December 31, 2020.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or non-governmental tenants. At June 30, 2021, the U.S. Government accounted for approximately 98.5% of our total annualized lease income and non-governmental tenants accounted for the remaining approximately 1.5%.

Seventeen of our 83 operating properties are located in California, accounting for approximately 17.7% of our total leased square feet and approximately 23.6% of our total annualized lease income as of June 30, 2021. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

12. Subsequent Events

For its consolidated financial statements as of June 30, 2021, the Company evaluated subsequent events and noted the following significant events.

Subsequent to June 30, 2021, the Company entered into forward sales transactions under the December 2019 ATM Program for the sale of an additional 500,000 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, the Company expects to physically settle the forward sales transactions no later than July 2022. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $21.54 per share, the Company expects to receive net proceeds of approximately $10.8 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction.

On July 22, 2021, the Company acquired a 61,384 square foot facility for the U.S. Department of Homeland Security (“Various GSA - Cleveland”) in Cleveland, Ohio. The building was originally constructed in 1981 and substantially renovated in 2016 and 2021. The facility is primarily leased to the GSA for beneficial use of ICE and the NWS and has lease expirations ranging from August 2031 to September 2040.

On July 23, 2021, we entered into a second amended and restated senior unsecured credit facility (our “second amended senior unsecured credit facility”).  Our second amended senior unsecured credit facility increased the total borrowing capacity of our existing senior unsecured credit facility by $50.0 million for a total credit facility size of $650.0 million, and consists of two components: (i) a $450.0 million senior unsecured revolving credit facility (the “amended revolving credit facility”), and (ii) a $200.0 million senior unsecured term loan facility (the “amended term loan facility”), up to $50.0 million of which will be available for a 364-day delayed draw period. The amended revolving credit facility also includes an accordion feature that will provide us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million.

The Operating Partnership is the borrower, and certain of our subsidiaries that directly own certain of our properties are guarantors under our second amended senior unsecured credit facility. The amended revolving credit facility has an initial four year term and will mature in July 2025, with two six-month as-of-right extension options, subject to certain conditions and the payment of an extension fee. The amended term loan facility has a five year term and will mature in July 2026. In addition, the amended term loan facility is prepayable without penalty for the entire term of the loan.

Borrowings under our amended senior unsecured credit facility bear interest, at our option, at floating rates equal to either:

•

a Eurodollar rate equal to a periodic fixed rate equal to LIBOR plus, a margin ranging from 1.20% to 1.80% for advances under the amended revolving credit facility and a margin ranging from 1.20% to 1.70% for advances under the amended term loan facility; or

•

a fluctuating rate equal to the sum of (a) the highest of (x) Citibank, N.A.’s base rate, (y) the federal funds effective rate plus 0.50% and (z) the one-month Eurodollar rate plus 1.00% plus (b) a margin ranging from 0.20% to 0.80% for advances under the amended revolving credit facility and a margin ranging from 0.20% to 0.70% for advances under the amended term loan facility, in each case with a margin based on our leverage ratio.

If the Operating Partnership achieves certain sustainability targets as defined in our second amended senior unsecured credit facility agreement, the applicable margin will decrease by 0.01%.

In addition, on July 23, 2021, we entered into a fourth amendment to our existing 2016 term loan facility. The fourth amendment amends certain provisions in the 2016 term loan facility to conform to certain changes made to such provisions in our amended senior unsecured credit facility.

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

We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of June 30, 2021, we wholly owned 83 operating properties in the United States, encompassing approximately 7.6 million leased square feet in the aggregate, including 81 operating properties that were leased primarily to U.S. Government tenant agencies, and two operating properties that were entirely leased to private tenants. As of June 30, 2021, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 88.2% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of June 30, 2021. We have elected to be taxed as a REIT and we believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

To date, the impact of the COVID-19 pandemic on our business and financial condition has not been significant. Substantially all of our revenue continues to be generated through the receipt of rental payments from U.S. Government tenant agencies, which accounted for 98.5% of our annualized lease income as of June 30, 2021. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Notwithstanding the recent volatility in the financial markets, we also believe that our capital structure will continue to provide us with the resources, financial flexibility and the capacity to support the continued growth of our business. Since January 1, 2021, we have issued an aggregate of 1,556,824 shares of our common stock, which were all issued in settlement of forward sales transactions, under our December 2019 ATM Program (as described below). As of July 23, 2021, there are 3,999,697 shares underlying forward sale transactions that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions between September 2021 and July 2022. As of June 30, 2021, we also had $312.8 million available under our $450.0 million senior unsecured revolving credit facility.

The future impact of the COVID-19 pandemic on our operations and financial condition will, however, depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the potential adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition.

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

On April 22, 2021, we acquired a 43,600 square foot U.S. Attorney’s Office (“USAO”) in Springfield, Illinois. The building is a build-to-suit property completed in 2002. The facility is leased to the GSA for beneficial use of the USAO with a lease expiration of March 2038.

On May 20, 2021, we acquired a 94,378 square foot National Weather Service Facility (“NWS”) in Kansas City, Missouri. The building was originally constructed in 1998 and substantially renovated in 2020. The facility is leased to the GSA for beneficial use of the NWS with a lease expiration of December 2038.

Dispositions

On June 4, 2021, the Company sold SSA – Mission Viejo to a third party. Net proceeds from the sale of operating property were approximately $3.3 million and we recognized a gain on the sale of operating property of approximately $0.5 million for the six months ended June 30, 2021.

Operating Properties

As of June 30, 2021, our 83 operating properties were 99% leased with a weighted average annualized lease income per leased square foot of $33.72 and a weighted average age, based on the date of when the property was renovated or built-to-suit, of approximately 13.6 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight-line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our leased operating properties as of June 30, 2021 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,388,079	6.4%	$50.02
Various GSA - Buffalo (3)	Buffalo, NY	O	2021 - 2025	266,668	8,526,101	3.3%	31.97
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,181,271	3.2%	20.26
IRS - Fresno	Fresno, CA	O	2033	180,481	6,975,024	2.7%	38.65
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,796,457	2.7%	40.09
Various GSA - Chicago	Des Plaines, IL	O	2023	202,185	6,513,508	2.5%	32.22
Various GSA - Portland (4)	Portland, OR	O	2022 - 2028	211,156	6,464,541	2.5%	30.62
PTO - Arlington	Arlington, VA	O	2035	190,546	6,188,039	2.4%	32.48
VA - San Jose	San Jose, CA	OC	2038	90,085	5,856,687	2.3%	65.01
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,541,749	2.2%	32.68
FBI - San Antonio	San Antonio, TX	O	2021	148,584	5,185,319	2.0%	34.90
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,610,303	1.8%	21.91
FDA - Alameda	Alameda, CA	L	2039	69,624	4,561,039	1.8%	65.51
FBI - Omaha	Omaha, NE	O	2024	112,196	4,424,959	1.7%	39.44
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,250,040	1.7%	23.29
EPA - Kansas City	Kansas City, KS	L	2023	71,979	4,226,457	1.6%	58.72
VA - South Bend	Mishawaka, IN	OC	2032	86,363	4,054,515	1.6%	46.95
FBI / DEA - El Paso	El Paso, TX	O	2028	203,269	4,046,258	1.6%	19.91
ICE - Charleston (5)	North Charleston, SC	O	2022 / 2027	86,733	3,905,879	1.5%	45.03
FDA - Lenexa	Lenexa, KS	L	2040	59,690	3,889,133	1.5%	65.16
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,814,290	1.5%	27.71
VA - Mobile	Mobile, AL	OC	2033	79,212	3,796,474	1.5%	47.93
DOI - Billings	Billings, MT	O/W	2033	149,110	3,774,594	1.5%	25.31
FBI - Birmingham	Birmingham, AL	O	2022	96,278	3,683,969	1.4%	38.26
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	3,672,014	1.4%	36.70
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,578,341	1.4%	25.99
DOT - Lakewood	Lakewood, CO	O	2024	122,225	3,489,124	1.4%	28.55
FBI - Knoxville	Knoxville, TN	O	2025	99,130	3,459,600	1.3%	34.90
VA - Chico	Chico, CA	OC	2034	51,647	3,221,867	1.3%	62.38
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,063,160	1.2%	31.03
FBI - Richmond	Richmond, VA	O	2041	96,607	3,047,997	1.2%	31.55
OSHA - Sandy	Sandy, UT	L	2024	75,000	3,013,567	1.2%	40.18
FDA - College Park	College Park, MD	L	2029	80,677	3,012,658	1.2%	37.34
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,005,995	1.2%	44.99
USFS I - Albuquerque	Albuquerque, NM	O	2026	92,455	2,999,662	1.2%	32.44
DEA - Vista	Vista, CA	L	2021	54,119	2,822,558	1.1%	52.15
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,752,678	1.1%	38.72
JUD - Del Rio	Del Rio, TX	C/O	2024	89,880	2,718,710	1.1%	30.25
VA - Orange (6)	Orange, CT	OC	2034	56,330	2,693,892	1.1%	47.82
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,688,502	1.0%	63.29
JUD - El Centro	El Centro, CA	C/O	2034	43,345	2,663,767	1.0%	61.46
FBI - Mobile	Mobile, AL	O	2029	76,112	2,639,933	1.0%	34.68
SSA - Charleston	Charleston, WV	O	2024	110,000	2,604,011	1.0%	23.67
DEA - Sterling	Sterling, VA	L	2036	49,692	2,575,432	1.0%	51.83
FBI - Albany	Albany, NY	O	2036	98,184	2,542,517	1.0%	25.90
USAO - Louisville	Louisville, KY	O	2031	60,000	2,451,797	1.0%	40.86
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,449,143	1.0%	29.27
DEA - Dallas Lab	Dallas, TX	L	2021	49,723	2,414,199	0.9%	48.55
DHA - Aurora	Aurora, CO	O	2034	101,285	2,340,112	0.9%	23.10
JUD - Charleston	Charleston, SC	C/O	2040	52,339	2,333,282	0.9%	44.58
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,299,013	0.9%	45.10
FBI - Little Rock	Little Rock, AR	O	2021	102,377	2,271,725	0.9%	22.19
MEPCOM - Jacksonville	Jacksonville, FL	O	2025	30,000	2,204,839	0.9%	73.49
DEA - Dallas	Dallas, TX	O	2041	71,827	2,175,689	0.8%	30.29
CBP - Savannah	Savannah, GA	L	2033	35,000	2,171,087	0.8%	62.03

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased (Cont.)
DOE - Lakewood	Lakewood, CO	O	2029	115,650	2,093,583	0.8%	18.10
NWS - Kansas City	Kansas City, MO	O	2033	94,378	2,077,157	0.8%	22.01
JUD - Jackson	Jackson, TN	C/O	2023	73,397	2,051,666	0.8%	27.95
DEA - Santa Ana	Santa Ana, CA	O	2024	39,905	1,896,619	0.7%	47.53
ICE - Otay	San Diego, CA	O	2022 / 2026	49,457	1,780,658	0.7%	36.00
NPS - Omaha	Omaha, NE	O	2024	62,772	1,766,700	0.7%	28.14
VA - Golden	Golden, CO	O/W	2026	56,753	1,755,455	0.7%	30.93
CBP - Sunburst	Sunburst, MT	O	2028	33,000	1,631,438	0.6%	49.44
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,610,513	0.6%	27.05
DEA - Birmingham (7)	Birmingham, AL	O	2021	35,616	1,540,180	0.6%	43.24
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,505,573	0.6%	32.05
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,473,177	0.6%	23.11
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,461,610	0.6%	38.49
USAO - Springfield	Springfield, IL	O	2038	43,600	1,408,624	0.5%	32.31
VA - Charleston	North Charleston, SC	W	2040	97,718	1,383,687	0.5%	14.16
DEA - Albany	Albany, NY	O	2025	31,976	1,360,564	0.5%	42.55
DEA - Riverside	Riverside, CA	O	2032	34,354	1,254,927	0.5%	36.53
SSA - Dallas	Dallas, TX	O	2035	27,200	977,296	0.4%	35.93
HRSA - Baton Rouge	Baton Rouge, LA	O	2040	27,569	838,276	0.3%	30.41
ICE - Pittsburgh (8)	Pittsburgh, PA	O	2023 / 2032	25,245	803,823	0.3%	31.84
JUD - South Bend	South Bend, IN	C/O	2027	30,119	796,555	0.3%	26.45
VA - Baton Rouge	Baton Rouge, LA	OC	2024	30,000	793,356	0.3%	26.45
ICE - Louisville	Louisville, KY	O	2021	17,420	713,912	0.3%	40.98
DEA - San Diego	San Diego, CA	W	2032	16,100	542,753	0.2%	33.71
SSA - San Diego	San Diego, CA	O	2032	10,059	423,446	0.2%	42.10
DEA - Bakersfield	Bakersfield, CA	O	2038	9,800	389,559	0.2%	39.75
Subtotal				7,424,979	$255,362,663	99.6%	$34.39
Privately Leased
5998 Osceola Court - United Technologies	Midland, GA	W/M	2023	105,641	543,818	0.2%	5.15
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	410,157	0.2%	5.85
Subtotal				175,719	$953,975	0.4%	$5.43
Total / Weighted Average				7,600,698	$256,316,638	100.0%	$33.72
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	The year of lease expiration does not include renewal options.
(3)	Private tenants occupy 14,274 leased square feet.
(4)	Private tenants occupy 42,025 leased square feet.
(5)	A private tenant occupies 21,609 leased square feet.
(6)	Previously named VA - Northeast.
(7)	The ATF occupies 8,680 leased square feet.
(8)	A private tenant occupies 3,854 leased square feet.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 15.8 years as of June 30, 2021), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place as of June 30, 2021:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2021	9	515,447	6.8%	$18,408,692	7.2%	$35.71
2022	8	272,463	3.6%	9,501,899	3.7%	34.87
2023	12	500,849	6.6%	14,836,378	5.8%	29.62
2024	10	727,374	9.6%	22,816,256	8.9%	31.37
2025	13	470,957	6.2%	16,164,287	6.3%	34.32
2026	4	249,466	3.3%	7,874,922	3.1%	31.57
2027	6	495,529	6.5%	17,626,097	6.9%	35.57
2028	8	783,003	10.3%	16,486,960	6.4%	21.06
2029	5	493,794	6.5%	13,773,658	5.4%	27.89
2030	—	—	—	—	—	—
Thereafter	37	3,091,816	40.6%	118,827,489	46.3%	38.43
Total / Weighted Average	112	7,600,698	100.0%	$256,316,638	100.0%	$33.72

(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of June 30, 2021, 17 tenants occupying approximately 5.3% of our leased square feet and contributing approximately 5.0% of our annualized lease income have exercisable rights to terminate their lease before the stated term of their respective lease expires.

Information about our development property as of June 30, 2021 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year	162,000
(1)	L=Laboratory.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2021 and 2020

The financial information presented below summarizes our results of operations for the three months ended June 30, 2021 and 2020 (amounts in thousands).

	For the three months ended June 30,
	2021	2020	Change
Revenues
Rental income	$66,095	$59,550	$6,545
Tenant reimbursements	1,899	435	1,464
Other income	620	541	79
Total revenues	68,614	60,526	8,088
Expenses
Property operating	14,296	10,915	3,381
Real estate taxes	7,553	6,617	936
Depreciation and amortization	22,525	23,654	(1,129)
Acquisition costs	483	668	(185)
Corporate general and administrative	5,768	5,505	263
Total expenses	50,625	47,359	3,266
Other expense
Interest expense	(9,265)	(9,004)	(261)
Gain on sale of operating property	530	—	530
Net income	$9,254	$4,163	$5,091

Revenues

Total revenues increased $8.1 million to $68.6 million for the three months ended June 30, 2021 compared to $60.5 million for the three months ended June 30, 2020.

The $6.5 million increase in Rental income is primarily attributable to an increase in revenues from the ten operating properties acquired and one development property placed in service, as well as a full period of operations from the two operating properties acquired during the three months ended June 30, 2020, offset by two properties disposed of since June 30, 2020.

The $1.5 million increase in Tenant reimbursements is primarily attributable to an increase in tenant project reimbursements.

Expenses

Total expenses increased $3.3 million to $50.6 million for the three months ended June 30, 2021 compared to $47.4 million for the three months ended June 30, 2020.

The $3.4 million increase in property operating expenses is primarily attributable to the ten operating properties acquired and one development property placed in service, as well as a full period of operations from the two operating properties acquired during the three months ended June 30, 2020, and an increase in expenses associated with tenant project reimbursements, offset by two properties disposed of since June 30, 2020.

The $0.9 million increase in real estate taxes is also primarily attributable to the ten operating properties acquired and one development property placed in service, as well as a full period of operations from the two operating properties acquired during the three months ended June 30, 2020, offset by two properties disposed of since June 30, 2020.

The $1.1 million decrease in Depreciation and amortization is primarily related to the timing of intangible amortization and the two properties disposed of since June 30, 2020. This decrease is offset by an increase in depreciation attributable to the ten operating properties acquired and one development property placed in service since June 30, 2020, as well as a full period of operations from the two operating properties acquired during the three months ended June 30, 2020.

Gain on sale of operating property

On June 4, 2021, we sold SSA – Mission Viejo to a third party. Net proceeds from the sale of operating property were approximately $3.3 million and we recognized a gain on the sale of operating property of approximately $0.5 million for the three months ended June 30, 2021.

Comparison of Results of Operations for the six months ended June 30, 2021 and 2020

The financial information presented below summarizes our results of operations for the six months ended June 30, 2021 and 2020 (amounts in thousands).

	For the six months ended June 30,
	2021	2020	Change
Revenues
Rental income	$130,274	$116,133	$14,141
Tenant reimbursements	2,219	1,587	632
Other income	1,122	1,024	98
Total revenues	133,615	118,744	14,871
Expenses
Property operating	26,390	22,173	4,217
Real estate taxes	14,839	13,179	1,660
Depreciation and amortization	44,850	47,210	(2,360)
Acquisition costs	970	1,206	(236)
Corporate general and administrative	11,576	10,988	588
Total expenses	98,625	94,756	3,869
Other income (expense)
Interest expense	(18,386)	(17,907)	(479)
Gain on sale of operating property	530	—	530
Net income	$17,134	$6,081	$11,053

Revenues

Total revenues increased $14.9 million to $133.6 million for the six months ended June 30, 2021 compared to $118.7 million for the six months ended June 30, 2020.

The $14.1 million increase in Rental income is primarily attributable to an increase in revenues from the ten operating properties acquired and one development property placed in service, as well as a full period of operations from the four operating properties acquired during the six months ended June 30, 2020, offset by two properties disposed of since June 30, 2020.

The $0.6 million increase in Tenant reimbursements is primarily attributable to an increase in tenant project reimbursements.

Expenses

Total expenses increased $3.9 million to $98.6 million for the six months ended June 30, 2021 compared to $94.8 million for the six months ended June 30, 2020.

The $4.2 million increase in property operating expenses is primarily attributable to the ten operating properties acquired and one development property placed in service, as well as a full period of operations from the four operating properties acquired during the six months ended June 30, 2020, and an increase in expenses associated with tenant reimbursements, offset by two properties disposed of since June 30, 2020.

The $1.7 million increase in real estate taxes is also primarily attributable to the ten operating properties acquired and one development property placed in service, as well as a full period of operations from the four operating properties acquired during the six months ended June 30, 2020, offset by two properties disposed of since June 30, 2020.

The $2.4 million decrease in Depreciation and amortization is primarily related to the timing of intangible amortization and the two properties disposed of since June 30, 2020. This decrease is offset by an increase in depreciation attributable to the ten operating properties acquired and one development property placed in service since June 30, 2020, as well as a full period of operations from the four operating properties acquired during the six months ended June 30, 2020.

Additionally, Corporate general and administrative costs increased by $0.6 million, primarily due to an increase in employee costs.

Gain on sale of operating property

On June 4, 2021, we sold SSA – Mission Viejo to a third party. Net proceeds from the sale of operating property were approximately $3.3 million and we recognized a gain on the sale of operating property of approximately $0.5 million for the six months ended June 30, 2021.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At June 30, 2021, we had $8.1 million available in cash and cash equivalents and there was $312.8 million available under our revolving credit facility.

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

Equity

ATM Programs

On each of March 4, 2019 and December 20, 2019, the Company entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.) and Wells Fargo Securities, LLC pursuant to which it may issue and sell shares of its common stock having an aggregate offering price of up to $200.0 million and $300.0 million, respectively, from time to time (the “2019 ATM Programs”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. The 2019 ATM Programs implemented on March 4, 2019 and December 20, 2019 are referred to as the “March 2019 ATM Program” and “December 2019

ATM Program” respectively. Under each of the 2019 ATM Programs, the Company may also enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of Citibank, N.A., Bank of Montreal, Jefferies LLC, Raymond James & Associates, Inc., Royal Bank of Canada and Wells Fargo Bank, National Association and, under the December 2019 ATM Program only, Truist Bank, for the sale of shares of its common stock on a forward basis.

On June 22, 2021, the Company entered into separate equity distribution agreements with each of Citigroup Global Markets Inc., BMO Capital Markets Corp., BTIG, LLC, Capital One Securities, Inc., CIBC World Markets Corp., Jefferies LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC pursuant to which it may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million from time to time (the “2021 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.  Under the 2021 ATM Program, the Company may also enter into one or more forward sale transactions under separate master forward sale confirmations and related supplemental confirmations with each of Citigroup Global Markets Limited, Bank of Montreal, Canadian Imperial Bank of Commerce, Jefferies LLC, Raymond James & Associates, Inc., Royal Bank of Canada, Truist Bank and Wells Fargo Bank, National Association for the sale of shares of its common stock on a forward basis.

The following table sets forth certain information with respect to issuances under each of the 2019 ATM Programs during the quarters ended March 31, 2021 and June 30, 2021 (amounts in thousands, except share amounts):

	March 2019 ATM Program		December 2019 ATM Program
For the Three Months Ended:	Number of Shares Issued(1)	Net Proceeds(1)	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2021	—	$—	1,556,824	$39,998
June 30, 2021	—	—	—	—
Total	—	$—	1,556,824	$39,998
(1)

Shares issued by us, which were all issued in settlement of forward sales transactions. Additionally, as of June 30, 2021, we had entered into forward sales transactions under the 2019 ATM Programs for the sale of an additional 3,499,697 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from September 2021 to June 2022. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $23.96 per share, we expect to receive net proceeds of approximately $83.8 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. We accounted for the forward sale agreements as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the quarter ended June 30, 2021.

We have used the net proceeds received from such sales for general corporate purposes. As of June 30, 2021, we had approximately $300.0 million of gross sales of our common stock available under the 2021 ATM Program, $111.8 million of gross sales of our common stock available under the December 2019 ATM Program and no remaining availability under the March 2019 ATM Program.

Contribution of Property for Common Units

On May 20, 2021, we acquired NWS – Kansas City for which we paid, as partial consideration, 975,452 common units. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.

Debt

The following table sets forth certain information with respect to our outstanding indebtedness as of June 30, 2021 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	June 30, 2021	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$137,250	L + 130bps	June 2022 (3)
Total revolving credit facility	137,250

Term loan facilities:
2016 term loan facility	100,000	2.67% (4)	March 2024
2018 term loan facility	150,000	3.96% (5)	June 2023
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(852)
Total term loan facilities, net	249,148

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
Total notes payable	450,000
Less: Total unamortized deferred financing fees	(2,849)
Total notes payable, net	447,151

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (6)	October 2023
VA – Golden	8,922	5.00% (6)	April 2024
MEPCOM – Jacksonville	7,351	4.41% (6)	October 2025
USFS II – Albuquerque	15,738	4.46% (6)	July 2026
ICE – Charleston	15,494	4.21% (6)	January 2027
VA – Loma Linda	127,500	3.59% (6)	July 2027
CBP – Savannah	11,600	3.40% (6)	July 2033
Total mortgage notes payable	202,305
Less: Total unamortized deferred financing fees	(1,338)
Less: Total unamortized premium/discount	82
Total mortgage notes payable, net	201,049

Total debt	$1,034,598
(1)

At June 30, 2021, the one-month LIBOR (“L”) was 0.10%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of the $450.0 million senior unsecured revolving credit facility, which we refer to herein as our revolving credit facility, the $150.0 million senior unsecured term loan facility, which we refer to herein as our 2018 term loan facility, and the $100.0 million senior unsecured term loan facility, which we refer to herein as our 2016 term loan facility, is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $312.8 million at June 30, 2021 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

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

Our revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2021, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of June 30, 2021 (dollar amounts in thousands):

Debt Capital Structure	June 30, 2021
Total principal outstanding	$1,039,555
Weighted average maturity	5.8 years
Weighted average interest rate	3.4%
% Variable debt	14.7%
% Fixed debt (1)	85.3%
% Secured debt	19.5%
(1)	Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Private Placement of Senior Unsecured Notes

On May 11, 2021, the Company and the Operating Partnership entered into a note purchase agreement pursuant to which the Operating Partnership will issue and sell an aggregate of up to $250.0 million of fixed rate, senior unsecured notes (the “Notes”) consisting of (i) 2.62% Series A Senior Notes due October 14, 2028 in an aggregate principal amount of $50.0 million, and (ii) 2.89% Series B Senior Notes due October 14, 2030, in an aggregate principal amount of $150.0 million. The Operating Partnership has the option to increase the Series B tranches of the Notes up to a principal amount of $200.0 million. The Notes are expected to be issued on or around October 14, 2021, subject to customary closing conditions. The Notes will be unconditionally guaranteed by the Company and various subsidiaries of the Operating Partnership (the “Subsidiary Guarantors”).

Amended and Restated Senior Unsecured Credit Facility and Term Loan Facility

On July 23, 2021, we entered into a second amended and restated senior unsecured credit facility (our “second amended senior unsecured credit facility”).  Our second amended senior unsecured credit facility increased the total borrowing capacity of our existing senior unsecured credit facility by $50.0 million for a total credit facility size of $650.0 million, and consists of two components: (i) a $450.0 million senior unsecured revolving credit facility (the “amended revolving credit facility”), and (ii) a $200.0 million senior unsecured term loan facility (the “amended term loan facility”), up to $50.0 million of which will be available for a 364-day delayed draw period. The amended revolving credit facility also includes an accordion feature that will provide us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million.

The Operating Partnership is the borrower, and certain of our subsidiaries that directly own certain of our properties are guarantors under our second amended senior unsecured credit facility. The amended revolving credit facility has an initial four year term and will mature in July 2025, with two six-month as-of-right extension options, subject to certain conditions and the payment of an extension fee. The amended term loan facility has a five year term and will mature in July 2026. In addition, the amended term loan facility is prepayable without penalty for the entire term of the loan.

Borrowings under our amended senior unsecured credit facility bear interest, at our option, at floating rates equal to either:

•

a Eurodollar rate equal to a periodic fixed rate equal to LIBOR plus, a margin ranging from 1.20% to 1.80% for advances under the amended revolving credit facility and a margin ranging from 1.20% to 1.70% for advances under the amended term loan facility; or

•

a fluctuating rate equal to the sum of (a) the highest of (x) Citibank, N.A.’s base rate, (y) the federal funds effective rate plus 0.50% and (z) the one-month Eurodollar rate plus 1.00% plus (b) a margin ranging from 0.20% to 0.80% for advances under the amended revolving credit facility and a margin ranging from 0.20% to 0.70% for advances under the amended term loan facility, in each case with a margin based on our leverage ratio.

If the Operating Partnership achieves certain sustainability targets as defined in our second amended senior unsecured credit facility agreement, the applicable margin will decrease by 0.01%.

In addition, on July 23, 2021, we entered into a fourth amendment to our existing 2016 term loan facility. The fourth amendment amends certain provisions in the 2016 term loan facility to conform to certain changes made to such provisions in our amended senior unsecured credit facility.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2021	April 29, 2021	May 14, 2021	May 26, 2021	$0.260
Q2 2021	July 27, 2021	August 12, 2021	August 24, 2021	$0.265
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

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2021.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the operating expenses that are passed through to our tenants and by contractual rent increases. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flows

The following table sets forth a summary of cash flows for the six months ended June 30, 2021 and 2020 (amounts in thousands):

	For the six months ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$56,717	$75,594
Investing activities	(103,802)	(139,586)
Financing activities	47,094	61,860

Operating Activities

The Company generated $56.7 million and $75.6 million of cash from operating activities during the six months ended June 30, 2021 and 2020, respectively. Net cash provided by operating activities for the six months ended June 30, 2021 includes $56.9 million in net cash from rental activities net of expenses offset by $0.2 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the six months ended June 30, 2020 includes a $50.7 million increase in net cash from rental activities net of expenses and $24.9 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, and accounts payable, accrued expenses and other liabilities.

Investing Activities

The Company used $103.8 million and $139.6 million in cash for investing activities during the six months ended June 30, 2021 and 2020, respectively. Net cash used in investing activities for the six months ended June 30, 2021 includes $93.0 million in real estate acquisitions, $9.6 million in additions to operating properties and $4.5 million in additions to development properties, offset by $3.3 million in proceeds from the sale of SSA – Mission Viejo during the quarter. Net cash used in investing activities for the six months ended June 30, 2020 includes $101.4 million in real estate acquisitions, $29.3 million in additions to development properties and $8.8 million in additions to operating properties.

Financing Activities

The Company generated $47.1 million and $61.9 million in cash from financing activities during the six months ended June 30, 2021 and 2020, respectively. Net cash generated by financing activities for the six months ended June 30, 2021 includes $125.3 million in draws under our revolving credit facility and $40.4 million in gross proceeds from issuances of shares of our common stock, offset by $67.3 million in net pay downs under our revolving credit facility, $48.8 million in dividend payments, $1.9 million in mortgage notes payable repayment, $0.6 million in payment of offering costs, and $0.1 million in payment of deferred financing fees. Net cash generated by financing activities for the six months ended June 30, 2020 includes $116.5 million in draws under our revolving credit facility and $109.3 million in gross proceeds from issuances of shares of our common stock, offset by $116.5 million in net pay downs under our revolving credit facility, $44.4 million in dividend payments, $1.7 million in mortgage notes payable repayment and $1.3 million in payment of offering costs.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net income	$9,254	$4,163	$17,134	$6,081
Depreciation of real estate assets	22,502	23,654	44,820	47,210
Gain on sale of operating property	(530)	—	(530)	—
FFO	31,226	27,817	61,424	53,291
Adjustments to FFO:
Acquisition costs	483	668	970	1,206
Straight-line rent and other non-cash adjustments	(1,324)	(620)	(2,737)	(1,329)
Amortization of above-/below-market leases	(1,225)	(1,527)	(2,511)	(3,048)
Amortization of deferred revenue	(1,398)	(697)	(2,819)	(1,394)
Non-cash interest expense	364	360	727	718
Non-cash compensation	1,033	1,021	2,367	2,021
Depreciation of non-real estate assets	23	—	30	—
FFO, as Adjusted	$29,182	$27,022	$57,451	$51,465

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of June 30, 2021, $886.6 million, or 85.3% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $153.0 million, or 14.7% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.4 million annually.

In July 2017, the Financial Conduct Authority (the “FCA”), the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and, on March 5, 2021, the FCA announced that USD-LIBOR will no longer be published after June 30, 2023. The Alternative Reference Rates Committee, or the ARRC, has proposed that the Secured Overnight Financing Rate, or SOFR, is the rate that best represents the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR.  We intend to monitor the developments with respect to the scheduled phasing out of LIBOR in 2023 and work with our lenders to ensure such transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1

Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2

Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.3

First Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 27, 2019 and incorporated herein by reference)

3.4

Second Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 20, 2021 and incorporated herein by reference)

4.1

Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.1

Second Amended and Restated Credit Agreement, dated as of July 23, 2021, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, with Citibank, N.A., as administrative agent, PNC Bank, National Association and Wells Fargo Bank, N.A., as Co-Syndication agents, BMO Harris Bank, N.A., Raymond James Bank, N.A., Royal Bank of Canada and Truist Bank as Co-Documentation agents, and Citibank, N.A., PNC Capital Markets LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Running Managers and the other financial institutions party thereto  (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 29, 2021 and incorporated herein by reference)

10.2

Fourth Amendment to Term Loan Agreement, dated as of July 23, 2021, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 29, 2021 and incorporated herein by reference)

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

Easterly Government Properties, Inc.

Date: August 3, 2021	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: August 3, 2021	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)