Form 10-Q
period 2021-09-30
Easterly Government Properties, Inc.
filed 2021-11-02
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 26, 2021, the registrant had 86,138,038 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	September 30, 2021	December 31, 2020
Assets
Real estate properties, net	$2,287,208	$2,208,661
Cash and cash equivalents	16,068	8,465
Restricted cash	7,680	6,204
Tenant accounts receivable	52,789	45,077
Intangible assets, net	157,906	163,387
Prepaid expenses and other assets	34,319	25,746
Total assets	$2,555,970	$2,457,540

Liabilities
Revolving credit facility	112,500	79,250
Term loan facilities, net	248,479	248,966
Notes payable, net	447,215	447,171
Mortgage notes payable, net	200,021	202,871
Intangible liabilities, net	20,686	25,406
Deferred revenue	89,077	92,576
Interest rate swaps	8,506	12,781
Accounts payable, accrued expenses and other liabilities	58,776	48,549
Total liabilities	1,185,260	1,157,570

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 86,116,538 and 82,106,256 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	861	821
Additional paid-in capital	1,521,446	1,424,787
Retained earnings	55,134	31,965
Cumulative dividends	(357,069)	(291,652)
Accumulated other comprehensive loss	(7,526)	(11,351)
Total stockholders’ equity	1,212,846	1,154,570
Non-controlling interest in Operating Partnership	157,864	145,400
Total equity	1,370,710	1,299,970
Total liabilities and equity	$2,555,970	$2,457,540

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues
Rental income	$67,439	$59,843	$197,713	$175,976
Tenant reimbursements	1,527	682	3,746	2,269
Other income	642	606	1,764	1,630
Total revenues	69,608	61,131	203,223	179,875
Expenses
Property operating	15,188	12,313	41,578	34,486
Real estate taxes	7,626	6,803	22,465	19,982
Depreciation and amortization	22,765	23,522	67,615	70,732
Acquisition costs	518	467	1,488	1,673
Corporate general and administrative	5,893	4,577	17,469	15,565
Total expenses	51,990	47,682	150,615	142,438
Other expense
Interest expense, net	(9,353)	(8,628)	(27,739)	(26,535)
Gain on the sale of operating property	777	—	1,307	—
Net income	9,042	4,821	26,176	10,902
Non-controlling interest in Operating Partnership	(1,065)	(557)	(3,007)	(1,275)
Net income available to Easterly Government Properties, Inc.	$7,977	$4,264	$23,169	$9,627
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.09	$0.05	$0.27	$0.12
Diluted	$0.09	$0.05	$0.27	$0.12
Weighted-average common shares outstanding
Basic	83,961,693	80,334,976	83,306,654	77,144,791
Diluted	84,472,257	80,928,844	83,774,752	77,745,370
Dividends declared per common share	$0.265	$0.260	$0.785	$0.780

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income	$9,042	$4,821	$26,176	$10,902
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps, net	1,180	1,232	4,275	(8,880)
Other comprehensive income (loss)	1,180	1,232	4,275	(8,880)
Comprehensive income	10,222	6,053	30,451	2,022
Non-controlling interest in Operating Partnership	(1,065)	(557)	(3,007)	(1,275)
Other comprehensive (income) loss attributable to non-controlling interest	(167)	(184)	(450)	1,000
Comprehensive income attributable to Easterly Government Properties, Inc.	$8,990	$5,312	$26,994	$1,747

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$26,176	$10,902
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	67,615	70,732
Straight line rent	(4,317)	(2,106)
Amortization of above- / below-market leases	(3,569)	(4,499)
Amortization of unearned revenue	(4,217)	(2,138)
Amortization of loan premium / discount	(57)	(59)
Amortization of deferred financing costs	1,164	1,137
Amortization of lease inducements	647	661
Gain on the sale of operating property	(1,307)	—
Non-cash compensation	3,700	3,056
Other	69	46
Net change in:
Tenant accounts receivable	(3,217)	(17,675)
Prepaid expenses and other assets	(4,890)	(10,169)
Deferred revenue associated with operating leases	761	41,654
Accounts payable, accrued expenses and other liabilities	15,901	17,083
Net cash provided by operating activities	94,459	108,625
Cash flows from investing activities
Real estate acquisitions and deposits	(115,440)	(130,107)
Additions to operating properties	(14,070)	(12,954)
Additions to development properties	(5,278)	(38,255)
Proceeds from sale of operating property, net	7,336	—
Net cash used in investing activities	(127,452)	(181,316)
Cash flows from financing activities
Payment of deferred financing costs	(3,575)	—
Issuance of common shares	90,914	143,201
Credit facility draws	159,500	183,500
Credit facility repayments	(126,250)	(183,500)
Repayments of mortgage notes payable	(2,948)	(2,635)
Dividends and distributions paid	(74,106)	(67,884)
Payment of offering costs	(1,463)	(1,666)
Net cash provided by financing activities	42,072	71,016
Net increase (decrease) in Cash and cash equivalents and Restricted cash	9,079	(1,675)
Cash and cash equivalents and Restricted cash, beginning of period	14,669	15,549
Cash and cash equivalents and Restricted cash, end of period	$23,748	$13,874

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the nine months ended September 30,
	2021	2020
Cash paid for interest, net of capitalized interest	$27,395	$26,356
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$1,029	$2,318
Additions to development properties accrued, not paid	1,022	8,309
Offering costs accrued, not paid	16	30
Deferred asset acquisition costs accrued, not paid	144	70
Contingent consideration accrued, not paid	336	336
Unrealized gain (loss) on interest rate swaps, net	4,275	(8,880)
Properties acquired for Common Units	20,790	21,550
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(4,261)	$(3,076)
Common stock	3	2
Additional paid-in capital	4,258	3,074
Total	$—	$—

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

We are an internally managed REIT, focused primarily on the acquisition, development, and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate substantially all of our revenue by leasing our properties to such agencies, either directly or through the U.S. General Services Administration (“GSA”). Our objective is to generate attractive risk-adjusted returns for our stockholders over the long-term through dividends and capital appreciation.

We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of September 30, 2021, we wholly owned 83 operating properties in the United States, encompassing approximately 7.5 million leased square feet in the aggregate, including 82 operating properties that were leased primarily to U.S. Government tenant agencies and one operating property that was entirely leased to a private tenant. As of September 30, 2021, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership. We owned approximately 88.5% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at September 30, 2021. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2021 and December 31, 2020, the consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, and the consolidated cash flows for the nine months ended September 30, 2021 and 2020. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the impact of extraordinary events such as the novel coronavirus (COVID-19) pandemic, the results of which form the basis for making judgements about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2. Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Real Estate and Intangibles

Acquisitions

During the nine months ended September 30, 2021, we acquired six operating properties in asset acquisitions, consisting of FBI – Knoxville, ICE – Louisville, USAO – Louisville, USAO – Springfield, NWS – Kansas City and VAR – Cleveland for an aggregate purchase price of $134.0 million. We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$6,186
Building	103,214
Acquired tenant improvements	9,539
Total real estate	118,939
Intangible assets
In-place leases	11,325
Acquired leasing commissions	3,436
Above-market leases	301
Total intangible assets	15,062
Intangible liabilities
Below-market leases	(1)
Total intangible liabilities	(1)
Purchase price	$134,000

We did not assume any debt upon acquisition of these properties. The intangible assets and liabilities of operating properties acquired during the nine months ended September 30, 2021 have a weighted average amortization period of 10.78 years as of September 30, 2021. During the nine months ended September 30, 2021, we included $5.4 million of revenues and $1.2 million of net income in our Consolidated Statements of Operations related to the operating properties acquired.

During the nine months ended September 30, 2021, we incurred $1.5 million of acquisition-related expenses mainly consisting of internal costs associated with property acquisitions.

Dispositions

On June 4, 2021, we sold SSA – Mission Viejo to a third party. Net proceeds from the sale of operating property were approximately $3.3 million and we recognized a gain on the sale of operating property of approximately $0.5 million for the nine months ended September 30, 2021.

On September 28, 2021, we sold United Technologies – Midland to a third party. Net proceeds from the sale of operating property were approximately $4.0 million and we recognized a gain on the sale of operating property of approximately $0.8 million for the nine months ended September 30, 2021.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of September 30, 2021 (amounts in thousands):

Total
Real estate properties, net
Land	$218,091
Building and improvements	2,215,548
Acquired tenant improvements	85,795
Construction in progress	28,060
Accumulated depreciation	(260,286)
Total Real estate properties, net	2,287,208
Intangible assets, net
In-place leases	264,991
Acquired leasing commissions	64,489
Above market leases	17,541
Accumulated amortization	(189,115)
Total Intangible assets, net	157,906
Intangible liabilities, net
Below market leases	(73,483)
Accumulated amortization	52,797
Total Intangible liabilities, net	$(20,686)

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of September 30, 2021 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2021	$374	$(1,134)
2022	1,413	(4,201)
2023	1,390	(4,024)
2024	1,341	(2,877)
2025	1,286	(2,170)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Debt

At September 30, 2021, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2021	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$112,500	L + 125bps	July 2025 (3)
Total revolving credit facility	112,500

Term loan facilities:
2016 term loan facility	100,000	2.67% (4)	March 2024
2018 term loan facility	150,000	3.91% (5)	July 2026
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,521)
Total term loan facilities, net	248,479

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
Total notes payable	450,000
Less: Total unamortized deferred financing fees	(2,785)
Total notes payable, net	447,215

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (6)	October 2023
VA – Golden	8,878	5.00% (6)	April 2024
MEPCOM – Jacksonville	7,059	4.41% (6)	October 2025
USFS II – Albuquerque	15,543	4.46% (6)	July 2026
ICE – Charleston	15,161	4.21% (6)	January 2027
VA – Loma Linda	127,500	3.59% (6)	July 2027
CBP – Savannah	11,402	3.40% (6)	July 2033
Total mortgage notes payable	201,243
Less: Total unamortized deferred financing fees	(1,285)
Less: Total unamortized premium/discount	63
Total mortgage notes payable, net	200,021

Total debt	$1,008,215
(1)

At September 30, 2021, the one-month LIBOR (“L”) was 0.08%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our revolving credit facility, our 2018 term loan facility and our 2016 term loan facility (each as defined below) is based on the Company’s consolidated leverage ratio, as set forth in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $337.5 million at September 30, 2021 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

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

(5)

Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 3.91% annually, based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement. The four interest rate swaps mature on June 19, 2023, which is not coterminous with the maturity date of 2018 term loan facility.

(6)

Effective interest rates are as follows: DEA – Pleasanton 1.80%, VA – Golden 5.03%, MEPCOM – Jacksonville 3.89%, USFS II Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.

On July 23, 2021, we entered into a second amended and restated senior unsecured credit agreement (the “second amended senior unsecured credit agreement”) governing our senior unsecured credit facility. The second amended senior unsecured credit agreement increased the borrowing capacity under our prior senior unsecured credit facility by $50.0 million for a total credit facility size of $650.0 million, consisting of: (i) a $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), and (ii) a $200.0 million senior unsecured term loan facility (our “2018 term loan facility”), up to $50.0 million of which will be available for a 364-day delayed draw period. Our revolving credit facility also includes an accordion feature that will provide us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million.

The Operating Partnership is the borrower, and certain of our subsidiaries that directly own certain of our properties are guarantors under our senior unsecured credit facility. Our revolving credit facility has an initial four year term and will mature in July 2025, with two six-month as-of-right extension options, subject to certain conditions and the payment of an extension fee. Our 2018 term loan facility has a five year term and will mature in July 2026. In addition, our 2018 term loan facility is prepayable without penalty for the entire term of the loan.

Borrowings under our senior unsecured credit facility bear interest, at our option, at floating rates equal to either:

•

a Eurodollar rate equal to a periodic fixed rate equal to LIBOR plus, a margin ranging from 1.20% to 1.80% for advances under our revolving credit facility and a margin ranging from 1.20% to 1.70% for advances under our 2018 term loan facility; or

•

a fluctuating rate equal to the sum of (a) the highest of (x) Citibank, N.A.’s base rate, (y) the federal funds effective rate plus 0.50% and (z) the one-month Eurodollar rate plus 1.00% plus (b) a margin ranging from 0.20% to 0.80% for advances under our revolving credit facility and a margin ranging from 0.20% to 0.70% for advances under our 2018 term loan facility, in each case with a margin based on our leverage ratio.

If the Operating Partnership achieves certain sustainability targets as defined in the second amended senior unsecured credit agreement, the applicable margin will decrease by 0.01%.

In addition, on July 23, 2021, we entered into a fourth amendment to the loan agreement governing our $100.0 million senior unsecured term loan facility (our “2016 term loan facility”). The fourth amendment amends certain provisions in the loan agreement governing our 2016 term loan facility to conform to certain changes made to corresponding provisions in our second amended senior unsecured credit agreement.

Private Placement of Senior Unsecured Notes

On May 11, 2021, the Company and the Operating Partnership entered into a note purchase agreement pursuant to which the Operating Partnership would issue and sell an aggregate of up to $250.0 million of fixed rate, senior unsecured notes (the “Notes”) consisting of (i) 2.62% Series A Senior Notes due October 14, 2028, in an aggregate principal amount of $50.0 million, and (ii) 2.89% Series B Senior Notes due October 14, 2030 in an aggregate principal amount of up to $200.0 million.

On September 30, 2021, the Operating Partnership exercised its option under the note purchase agreement to increase the Series B tranche of the Notes to a principal amount of $200.0 million.

On October 14, 2021, the Operating Partnership issued and sold, an aggregate of $250.0 million of Notes pursuant to the note purchase agreement entered into on May 11, 2021. The Notes are unconditionally guaranteed by the Company and various subsidiaries of the Operating Partnership.

Financial Covenant Considerations

As of September 30, 2021, we were in compliance with all financial and other covenants related to our revolving credit facility, 2016 term loan facility, 2018 term loan facility, notes payable and mortgage notes payable.

Fair Value of Debt

As of September 30, 2021, the fair value of our revolving credit facility was determined by considering the short term maturity, variable interest rate and credit spreads. We deem the fair value of our revolving credit facility as a Level 3 measurement. At September 30, 2021, the carrying value of our revolving credit facility approximated fair value.

As of September 30, 2021, the fair value of our 2016 term loan facility was determined by considering the variable interest rate and credit spreads. We deem the fair value of our 2016 term loan facility as a Level 3 measurement. At September 30, 2021, the fair value of our 2016 term loan facility was $100.0 million.

As of September 30, 2021, the fair value of our 2018 term loan facility was determined by considering the variable interest rate and credit spreads. We deem the fair value of our 2018 term loan facility as a Level 3 measurement. At September 30, 2021, the fair value of our 2018 term loan facility was $150.0 million.

As of September 30, 2021, the fair value of our notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our notes payable instruments as a Level 3 measurement. At September 30, 2021, the fair value of our notes payable was $497.1 million.

As of September 30, 2021, the fair value of our mortgage notes payable was determined by discounting future contractual principal and interest payments using prevailing market rates. We deem the fair value measurement of our mortgage notes payable instruments as a Level 3 measurement. At September 30, 2021, the fair value of our mortgage notes payable was $211.4 million.

5. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of September 30, 2021 (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	1.41%	One-Month LIBOR	March 29, 2017	September 29, 2023	$(2,181)
$150,000	2.71%	One-Month LIBOR	December 13, 2018	June 19, 2023	$(6,325)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet (amounts in thousands):

Balance Sheet Line Item	As of September 30, 2021
Interest rate swaps - Asset	$—
Interest rate swaps - Liability	$(8,506)

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

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Unrealized gain (loss) recognized in AOCI	$(160)	$(60)	$324	$(11,643)
Loss reclassified from AOCI into interest expense	(1,340)	(1,292)	(3,951)	(2,763)

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness. As of September 30, 2021, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.8 million. As of September 30, 2021, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $8.8 million.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2021 were classified as Level 2 of the fair value hierarchy.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of September 30, 2021
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$—	$—
Interest rate swaps - Liability	$—	$(8,506)	$—

7. Equity

The following table summarizes the changes in the Company’s stockholders’ equity for the three months ended September 30, 2021 and 2020 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended September 30, 2021
Balance at June 30, 2021	83,931,290	$839	$1,471,928	$47,157	$(334,815)	$(8,539)	$157,967	$1,334,537
Stock based compensation	—	—	216	—	—	—	1,117	1,333
Dividends and distributions paid ($0.265 per share)	—	—	—	—	(22,254)	—	(3,075)	(25,329)
Grant of unvested restricted stock	11,066	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	59,774	1	836	—	—	—	(837)	—
Issuance of common stock, net	2,114,408	21	49,926	—	—	—	—	49,947
Unrealized gain on interest rate swaps, net	—	—	—	—	—	1,013	167	1,180
Net income	—	—	—	7,977	—	—	1,065	9,042
Allocation of non-controlling interest in Operating Partnership	—	—	(1,460)	—	—	—	1,460	—
Balance at September 30, 2021	86,116,538	$861	$1,521,446	$55,134	$(357,069)	$(7,526)	$157,864	$1,370,710
Three months ended September 30, 2020
Balance at June 30, 2020	79,655,374	$797	$1,371,293	$25,367	$(249,811)	$(13,618)	$149,004	$1,283,032
Stock based compensation	—	—	247	—	—	—	788	1,035
Dividends and distributions paid ($0.260 per share)	—	—	—	—	(20,720)	—	(2,761)	(23,481)
Redemption of common units for shares of common stock	88,750	1	1,263	—	—	—	(1,264)	—
Issuance of common stock, net	1,475,991	14	33,502	—	—	—	—	33,516
Unrealized gain on interest rate swaps, net	—	—	—	—	—	1,048	184	1,232
Net income	—	—	—	4,264	—	—	557	4,821
Allocation of non-controlling interest in Operating Partnership	—	—	(792)	—	—	—	792	—
Balance at September 30, 2020	81,220,115	$812	$1,405,513	$29,631	$(270,531)	$(12,570)	$147,300	$1,300,155

The following table summarizes the changes in the Company’s stockholders’ equity for the nine months ended September 30, 2021 and 2020 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Nine months ended September 30, 2021
Balance at December 31, 2020	82,106,256	$821	$1,424,787	$31,965	$(291,652)	$(11,351)	$145,400	$1,299,970
Stock based compensation	—	—	600	—	—	—	3,100	3,700
Dividends and distributions paid ($0.785 per share)	—	—	—	—	(65,417)	—	(8,689)	(74,106)
Grant of unvested restricted stock, net	35,865	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	303,185	3	4,258	—	—	—	(4,261)	—
Issuance of common stock, net	3,671,232	37	89,868	—	—	—	—	89,905
Contribution of Property for common units	—	—	—	—	—	—	20,790	20,790
Unrealized gain on interest rate swaps, net	—	—	—	—	—	3,825	450	4,275
Net income	—	—	—	23,169	—	—	3,007	26,176
Allocation of non-controlling interest in Operating Partnership	—	—	1,933	—	—	—	(1,933)	—
Balance at September 30, 2021	86,116,538	$861	$1,521,446	$55,134	$(357,069)	$(7,526)	$157,864	$1,370,710
Nine months ended September 30, 2020
Balance at December 31, 2019	74,832,292	$748	$1,257,319	$20,004	$(210,760)	$(4,690)	$137,220	$1,199,841
Stock based compensation	—	—	712	—	—	—	2,344	3,056
Dividends and distributions paid ($0.780 per share)	—	—	—	—	(59,771)	—	(8,113)	(67,884)
Grant of unvested restricted stock	21,930	1	(1)	—	—	—	—	—
Redemption of common units for shares of common stock	217,710	2	3,074	—	—	—	(3,076)	—
Issuance of common stock, net	6,148,183	61	141,509	—	—	—	—	141,570
Contribution of Property for common units	—	—	—	—	—	—	21,550	21,550
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(7,880)	(1,000)	(8,880)
Net income	—	—	—	9,627	—	—	1,275	10,902
Allocation of non-controlling interest in Operating Partnership	—	—	2,900	—	—	—	(2,900)	—
Balance at September 30, 2020	81,220,115	$812	$1,405,513	$29,631	$(270,531)	$(12,570)	$147,300	$1,300,155

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

On August 10, 2021, the Company granted an aggregate of 11,066 shares of restricted common stock to a member of management pursuant to the 2015 Equity Incentive Plan, of which 6,640 shares will vest on August 10, 2023, and 4,426 shares will vest on August 10, 2025, in each case subject to their continued employment with the Company and the other terms of the award.

During the nine months ended September 30, 2021, 32,385 LTIP units and 2,423 shares of restricted common stock were forfeited in connection with employee departures under the terms of the applicable award agreements.

A summary of the Company’s shares of restricted common stock and LTIP unit awards at September 30, 2021 is as follows:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share	LTIP Units (1)	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2020	89,891	$19.36	492,180	$19.88
Vested	(39,750)	21.50	(93,085)	18.55
Granted	38,288	21.08	284,528	22.18
Forfeited	(2,423)	18.36	(32,385)	21.03
Outstanding, September 30, 2021	86,006	19.16	651,238	21.02
(1)	Reflects the number of LTIP units issued to the grantee on the grant date, which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.

The Company recognized $3.7 million in compensation expense related to its shares of restricted common stock and the LTIP unit awards for the nine months ended September 30, 2021. As of September 30, 2021, unrecognized compensation expense for both sets of awards was $7.8 million, which will be amortized over the applicable vesting period.

A summary of dividends declared by the Company’s board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2021	April 29, 2021	May 14, 2021	May 26, 2021	$0.260
Q2 2021	July 27, 2021	August 12, 2021	August 24, 2021	$0.265
Q3 2021	October 28, 2021	November 12, 2021	November 24, 2021	$0.265
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

Offering of Common Stock on a Forward Basis

On August 11, 2021, the Company and the Operating Partnership entered into an underwriting agreement with RBC Capital Markets, LLC and BMO Capital Markets Corp., as underwriters, RBC Capital Markets, LLC and BMO Capital Markets Corp., as forward sellers, and Royal Bank of Canada and Bank of Montreal, as forward purchasers, in connection with an offering of 6,300,000 shares of the Company’s common stock. The Company also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of the Company’s common stock. The Company expects to physically settle the Forward Sale Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares of its common stock upon one or more such physical settlements within approximately one year. Although the Company expects to settle the Forward Sale Agreements entirely by the physical delivery of shares of its common stock for cash proceeds, it may also elect to cash or net-share settle all or a portion of its obligations under the Forward Sale Agreements, in which case, the Company may receive, or may owe, cash or shares of its common stock from or to the forward purchasers. The Forward Sale Agreements provide for an initial forward price of $21.64 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

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

The following table sets forth certain information with respect to issuances under each of the 2019 ATM Programs during the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021 (amounts in thousands except share amounts):

	March 2019 ATM Program		December 2019 ATM Program
For the Three Months Ended:	Number of Shares Issued(1)	Net Proceeds(1)	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2021	—	$—	1,556,824	$39,998
June 30, 2021	—	—	—	—
September 30, 2021	246,363	6,451	1,868,045	43,556
Total	246,363	$6,451	3,424,869	$83,554
(1)

Shares issued by the Company, which were all issued in settlement of forward sales transactions. Additionally, as of September 30, 2021, the Company had entered into forward sales transactions under the December 2019 ATM Program for the sale of an additional 1,885,289 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, the Company expects to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from January 2022 to July 2022. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $21.94 per share, the Company expects to receive net proceeds of approximately $41.4 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. The Company accounted for the forward sale agreements as equity.

No sales of shares of the Company’s common stock were made under the 2021 ATM Program during the quarters ended June 30, 2021 and September 30, 2021.

The Company used the net proceeds received from such sales for general corporate purposes. As of September 30, 2021, the Company had approximately $300.0 million of gross sales of its common stock available under the 2021 ATM Program, $98.9 million of gross sales of its common stock available under the December 2019 ATM Program and no remaining availability under the March 2019 ATM Program.

Contribution of Property for Common Units

On May 20, 2021, the Company acquired NWS – Kansas City for which it paid, as partial consideration, 975,452 common units. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Numerator
Net income	$9,042	$4,821	$26,176	$10,902
Less: Non-controlling interest in Operating Partnership	(1,065)	(557)	(3,007)	(1,275)
Net income available to Easterly Government Properties, Inc.	7,977	4,264	23,169	9,627
Less: Dividends on participating securities	(120)	(72)	(350)	(217)
Net income available to common stockholders	$7,857	$4,192	$22,819	$9,410
Denominator for basic EPS	83,961,693	80,334,976	83,306,654	77,144,791
Dilutive effect of share-based compensation awards (1)	49,200	51,495	50,299	54,318
Dilutive effect of LTIP units (2)	425,317	537,446	384,694	514,607
Dilutive effect of shares issuable under forward sale agreements (3)	36,047	4,927	33,105	31,654
Denominator for diluted EPS	84,472,257	80,928,844	83,774,752	77,745,370
Basic EPS	$0.09	$0.05	$0.27	$0.12
Diluted EPS	$0.09	$0.05	$0.27	$0.12
(1)

During both the three and nine months ended September 30, 2021, there were 11,066 unvested share-based compensation awards that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

(2)

During both the three and nine months ended September 30, 2021, there were 195,096 unvested performance-based LTIP units that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. During both the three and nine months ended September 30, 2020, there were 74,481 unvested performance-based LTIP units that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

(3)

During the three and nine months ended September 30, 2021, there were 435,289 and 6,735,289 shares, respectively, of underlying unsettled forward sales transactions that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. During the three and nine months ended September 30, 2020, there were 3,747,232 and 2,397,232 shares, respectively, of underlying unsettled forward sales transactions that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

9. Leases

Lessor

The Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 15.9 years as of September 30, 2021), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of September 30, 2021 (amounts in thousands):

	Payments due by period
	Total	2021	2022	2023	2024	2025	Thereafter
Fixed lease payments	$1,887,601	55,191	209,229	194,390	178,731	167,317	1,082,743

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

As of September 30, 2021, the unamortized balances associated with the Company’s right-of-use operating lease asset and operating lease liability were $1.5 million and $1.7 million, respectively. As of December 31, 2020, the unamortized balance associated with the Company’s right-of-use operating lease asset and operating lease liability for the Company’s two commenced office leases was $0.4 million. The Company used its incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for the Company’s commenced operating leases for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Operating leases costs	$119	$115	$387	$344

In addition, the maturity of fixed lease payments under the Company’s commenced corporate office leases as of September 30, 2021 is summarized in the table below (amounts in thousands):

	Payments due by period
	Total	2021	2022	2023	2024	2025	Thereafter
Fixed lease payments	$1,867	101	278	277	446	456	309

10. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Tenant	2021	2020	2021	2020

Federal Bureau of Investigation (“FBI”)	$1,141	$411	$1,791	$1,022
Department of Veteran Affairs (“VA”)	352	39	1,460	779
Environmental Protection Agency (“EPA”)	—	4	204	94
Internal Revenue Service (“IRS”)	—	29	127	77
U.S. Citizenship and Immigration Services (“USCIS”)	—	—	108	—
Department of Energy (“DOE”)	—	—	95	—
Food and Drug Administration (“FDA”)	58	203	82	254
U.S. Joint Staff Command (“JSC”)	34	32	60	73
Department of Transportation (“DOT”)	9	3	49	8
General Services Administration - Other	—	25	25	25
Military Entrance Processing Command (“MEPCOM”)	—	—	18	66
Immigration and Customs Enforcement (“ICE”)	17	11	17	73
Federal Emergency Management Agency (“FEMA”)	—	—	15	—
The Judiciary of the U.S. Government (“JUD”)	7	—	11	1
Bureau of the Fiscal Service (“BFS”)	7	—	11	27
National Park Services (“NPS”)	7	19	7	19
U.S. Coast Guard (“USCG”)	7	—	7	—
Health Resources and Services Administration (“HRSA”)	—	—	3	—
Patent and Trademark Office (“PTO”)	—	8	—	8
Customs and Border Protection (“CBP”)	—	11	—	11
Social Security Administration (“SSA”)	—	—	—	19
	$1,639	$795	$4,090	$2,556

The balance in Accounts receivable related to tenant construction projects and the associated project management income was $3.7 million as of September 30, 2021 and $3.0 million as of December 31, 2020.

The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects on going as of September 30, 2021 with a duration of greater than one year.

During the three and nine months ended September 30, 2021 and 2020, the Company recognized $0.1 million, $0.2 million, $0.1 million and $0.5 million, respectively, in parking garage income generated from the operations of parking garages situated on the Various GSA – Buffalo property and on the Various GSA – Portland property. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied. The balance in Accounts receivable related to parking garage income was less than $0.1 million as of September 30, 2021, and less than $0.1 million as of December 31, 2020.

During the three and nine months ended September 30, 2021 and 2020, the Company recognized $0.3 million, $1.0 million, $0.2 million and $0.3 million in income for providing COVID-19 related cleaning services to certain tenants. The income falls within the scope of ASC 606 and is recognized over time as the performance obligation is satisfied. The balance in Accounts receivable related to these services was $0.2 million as of September 30, 2021, and $0.3 million as of December 31, 2020.

There were no contract assets or liabilities as of September 30, 2021 or December 31, 2020.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or non-governmental tenants. At September 30, 2021, the U.S. Government accounted for approximately 98.6% of our total annualized lease income and non-governmental tenants accounted for the remaining approximately 1.4%.

Seventeen of our 83 operating properties are located in California, accounting for approximately 17.7% of our total leased square feet and approximately 23.4% of our total annualized lease income as of September 30, 2021. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

12. Subsequent Events

For its consolidated financial statements as of September 30, 2021, the Company evaluated subsequent events and noted the following significant events.

On October 13, 2021, the Company formed a new joint venture (the “JV”) with a global investor (the “JV Partner”) to fund the acquisition of a portfolio of ten properties anticipated to encompass 1,214,165 leased square feet (the “Portfolio Acquisition”) in exchange for a 47.0% stake in the JV. The Company will retain a 53.0% stake in the JV, subject to adjustment as set forth in the applicable JV documentation, and will act as manager of the Portfolio Acquisition properties, with customary rights and obligations, and will receive customary fees and incentives.

The JV will serve as the acquisition vehicle for the Portfolio Acquisition and has been assigned the rights of the purchase and sale agreement, entered into by the Operating Partnership on September 30, 2021. The aggregate contractual purchase price for the Portfolio Acquisition is $635.6 million and the portfolio is 100% leased to the Department of Veterans Affairs (VA) with a weighted average lease term of 19.6 years. On October 13, 2021, the JV closed on two of the ten properties included in the Portfolio Acquisition, consisting of VA outpatient clinics located in Lubbock, Texas (VA – Lubbock) and Lenexa, Kansas (VA – Lenexa). The remaining eight properties are either ready for future acquisition or currently under construction. The Company expects the JV to close on the remaining Portfolio Acquisition properties on a rolling basis by the end of 2023.

On October 14, 2021, the Company acquired a 489,316 leased square foot USCIS facility in Kansas City, Missouri. The building was substantially renovated-to-suit in 1999. The facility is primarily leased to the GSA for beneficial use of the USCIS and has lease expirations ranging from 2024 to 2042. In conjunction with the acquisition, the Company assumed $51.5 million of mortgage notes payable.

On November 1, 2021, the Company acquired an 80,000 square foot VA facility located in the Midwest United States. The building is a build-to-suit property that was completed during 2021. The facility is leased to the VA and has a lease expiration of May 2041.

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

•	risks associated with ownership and development of real estate;
•	the risk of decreased rental rates or increased vacancy rates;
•	loss of key personnel;
•	the continuing adverse impact of the novel coronavirus (COVID-19) on the U.S., regional and global economies and our financial condition and results of operations;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	the risk we may lose one or more major tenants;
•	difficulties in completing and successfully integrating acquisitions;
•	failure of acquisitions or development projects to occur at anticipated levels or yield anticipated results;
•	risks associated with our joint venture activities;
•	risks associated with actual or threatened terrorist attacks;
•	intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;
•	insufficient amounts of insurance or exposure to events that are either uninsured or underinsured;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	exposure to liability relating to environmental and health and safety matters;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments and the nature of our assets;
•	exposure to litigation or other claims;
•	risks associated with breaches of our data security;
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

We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of September 30, 2021, we wholly owned 83 operating properties in the United States, encompassing approximately 7.5 million leased square feet in the aggregate, including 82 operating properties that were leased primarily to U.S. Government tenant agencies, and one operating property that was entirely leased to a private tenant. As of September 30, 2021, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 88.5% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of September 30, 2021. We have elected to be taxed as a REIT and we believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

To date, the impact of the COVID-19 pandemic on our business and financial condition has not been significant. Substantially all of our revenue continues to be generated through the receipt of rental payments from U.S. Government tenant agencies, which accounted for 98.6% of our annualized lease income as of September 30, 2021. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Notwithstanding the recent volatility in the financial markets, we also believe that our capital structure will continue to provide us with the resources, financial flexibility and the capacity to support the continued growth of our business. Since January 1, 2021, we have issued an aggregate of 3,671,232 shares of our common stock, which were all issued in settlement of forward sales transactions, under our March 2019 ATM Program and December 2019 ATM Program (each as described below). As of October 26, 2021, there are 1,885,289 shares underlying forward sale transactions that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions between January 2022 and July 2022. As of September 30, 2021, we also had $337.5 million available under our $450.0 million senior unsecured revolving credit facility.

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

On July 22, 2021, we acquired a 61,384 square foot U.S. Department of Homeland Security facility in Cleveland, Ohio. The building was originally constructed in 1981 and substantially renovated in 2016 and 2021. The facility is primarily leased to the GSA for beneficial use of ICE and the NWS and has lease expirations ranging from August 2031 to September 2040.

On October 14, 2021, we acquired a 489,316 leased square foot U.S. Citizenship and Immigration Services (“USCIS”) facility in Kansas City, Missouri. The building was substantially renovated-to-suit in 1999. The facility is primarily leased to the GSA for beneficial use of the USCIS and has lease expirations ranging from 2024 to 2042. In conjunction with the acquisition, we assumed $51.5 million of mortgage notes payable.

On November 1, 2021, we acquired an 80,000 square foot Department of Veteran Affairs (“VA”) facility located in the Midwest United States. The building is a build-to-suit property that was completed during 2021. The facility is leased to the VA and has a lease expiration of May 2041.

Dispositions

On June 4, 2021, we sold SSA – Mission Viejo to a third party. Net proceeds from the sale of operating property were approximately $3.3 million and we recognized a gain on the sale of operating property of approximately $0.5 million for the nine months ended September 30, 2021.

On September 28, 2021, we sold United Technologies Midland to a third party. Net proceeds from the sale of operating property were approximately $4.0 million and we recognized a gain on the sale of operating property of approximately $0.8 million for the nine months ended September 30, 2021.

Other Transactions

On October 13, 2021, we formed a new joint venture (the “JV”) with a global investor (the “JV Partner”) to fund the acquisition of a portfolio of ten properties anticipated to encompass 1,214,165 leased square feet (the “Portfolio Acquisition”) in exchange for a 47.0% stake in the JV. We will retain a 53.0% stake in the JV, subject to adjustment as set forth in the applicable JV documentation, and will act as manager of the Portfolio Acquisition properties, with customary rights and obligations, and will receive customary fees and incentives.

The JV will serve as the acquisition vehicle for the Portfolio Acquisition and has been assigned the rights of the purchase and sale agreement entered into by the Operating Partnership on September 30, 2021. The aggregate contractual purchase price for the Portfolio Acquisition is $635.6 million and the portfolio is 100% leased to the Department of Veterans Affairs (VA) with a weighted average lease term of 19.6 years. On October 13, 2021, the JV closed on two of the ten properties included in the Portfolio Acquisition, consisting of VA outpatient clinics located in Lubbock, Texas (VA – Lubbock) and Lenexa, Kansas (VA – Lenexa). The remaining eight properties are either ready for future acquisition or currently under construction. We expect the JV to close on the remaining Portfolio Acquisition properties on a rolling basis by the end of 2023.

Operating Properties

As of September 30, 2021, our 83 operating properties were 99% leased with a weighted average annualized lease income per leased square foot of $34.47 and a weighted average age, based on the date of when the property was renovated or built-to-suit, of approximately 13.8 years. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight-line rent adjustments for the last month in such period and the annualized expense reimbursements earned by us for the last month in such period.

Information about our leased operating properties as of September 30, 2021 is set forth in the table below:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,412,702	6.2%	$50.10
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,214,348	3.1%	20.35
Various GSA - Buffalo (3)	Buffalo, NY	O	2021 - 2036	270,809	8,042,038	3.0%	29.70
IRS - Fresno	Fresno, CA	O	2033	180,481	6,967,344	2.7%	38.60
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,754,537	2.6%	39.84
Various GSA - Chicago	Des Plaines, IL	O	2023	202,185	6,720,376	2.6%	33.24
Various GSA - Portland (4)	Portland, OR	O	2022 - 2028	211,156	6,538,366	2.5%	30.96
PTO - Arlington	Arlington, VA	O	2035	190,546	6,177,283	2.4%	32.42
VA - San Jose	San Jose, CA	OC	2038	90,085	5,856,687	2.3%	65.01
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,541,749	2.1%	32.68
FBI - San Antonio	San Antonio, TX	O	2025	148,584	5,215,515	2.0%	35.10
FDA - Alameda	Alameda, CA	L	2039	69,624	4,664,712	1.8%	67.00
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,611,427	1.8%	21.92
FBI - Omaha	Omaha, NE	O	2024	112,196	4,458,634	1.7%	39.74
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,250,040	1.6%	23.29
EPA - Kansas City	Kansas City, KS	L	2023	71,979	4,226,457	1.6%	58.72
FBI / DEA - El Paso	El Paso, TX	O/W	2028	203,269	4,102,400	1.6%	20.18
VA - South Bend	Mishakawa, IN	OC	2032	86,363	4,034,394	1.6%	46.71
ICE - Charleston (5)	North Charleston, SC	O	2022 / 2027	86,733	3,948,509	1.5%	45.52
FDA - Lenexa	Lenexa, KS	L	2040	59,690	3,904,552	1.5%	65.41
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,813,570	1.5%	27.70
VA - Mobile	Mobile, AL	OC	2033	79,212	3,801,080	1.5%	47.99
DOI - Billings	Billings, MT	O/W	2033	149,110	3,774,591	1.5%	25.31
FBI - Birmingham	Birmingham, AL	O	2022	96,278	3,705,569	1.4%	38.49
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,678,345	1.4%	26.72
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	3,672,014	1.4%	36.70
DOT - Lakewood	Lakewood, CO	O	2024	122,225	3,540,410	1.4%	28.97
FBI - Knoxville	Knoxville, TN	O	2025	99,130	3,506,460	1.4%	35.37
VA - Chico	Chico, CA	OC	2034	51,647	3,277,010	1.3%	63.45
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,143,422	1.2%	31.84
FDA - College Park	College Park, MD	L	2029	80,677	3,060,351	1.2%	37.93
FBI - Richmond	Richmond, VA	O	2041	96,607	3,057,054	1.2%	31.64
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,038,090	1.2%	45.47
OSHA - Sandy	Sandy, UT	L	2024	75,000	3,010,443	1.2%	40.14
USFS I - Albuquerque	Albuquerque, NM	O	2026	92,455	3,003,143	1.2%	32.48
FBI - Albany	Albany, NY	O	2036	69,476	2,874,579	1.1%	41.38
VA - Orange	Orange, CT	OC	2034	56,330	2,811,585	1.1%	49.91
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,773,915	1.1%	54.41
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,752,678	1.1%	38.72
JUD - Del Rio	Del Rio, TX	C/O	2024	89,880	2,726,978	1.1%	30.34
DEA - Vista	Vista, CA	L	2035	54,119	2,690,635	1.0%	49.72
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,688,502	1.0%	63.29
JUD - El Centro	El Centro, CA	C/O	2034	43,345	2,659,873	1.0%	61.37
FBI - Mobile	Mobile, AL	O	2029	76,112	2,638,190	1.0%	34.66
SSA - Charleston	Charleston, WV	O	2024	110,000	2,606,498	1.0%	23.70
DEA - Sterling	Sterling, VA	L	2036	49,692	2,575,432	1.0%	51.83
USAO - Louisville	Louisville, KY	O	2031	60,000	2,451,797	0.9%	40.86
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,448,654	0.9%	29.26
DEA - Dallas Lab	Dallas, TX	L	2021	49,723	2,415,077	0.9%	48.57
DHA - Aurora	Aurora, CO	O	2034	101,285	2,340,113	0.9%	23.10
JUD - Charleston	Charleston, SC	C/O	2040	52,339	2,333,282	0.9%	44.58
FBI - Little Rock	Little Rock, AR	O	2021	102,377	2,314,757	0.9%	22.61
Various GSA - Cleveland (6)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,232,202	0.9%	36.36
DEA - Dallas	Dallas, TX	O	2041	71,827	2,224,141	0.9%	30.97
MEPCOM - Jacksonville	Jacksonville, FL	O	2025	30,000	2,204,839	0.8%	73.49

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
U.S. Government Leased (Cont.)
CBP - Savannah	Savannah, GA	L	2033	35,000	2,191,933	0.8%	62.63
DOE - Lakewood	Lakewood, CO	O	2029	115,650	2,093,583	0.8%	18.10
NWS - Kansas City	Kansas City, MO	O	2033	94,378	2,088,585	0.8%	22.13
JUD - Jackson	Jackson, TN	C/O	2023	73,397	2,072,436	0.8%	28.24
DEA - Santa Ana	Santa Ana, CA	O	2024	39,905	1,901,162	0.7%	47.64
NPS - Omaha	Omaha, NE	O	2024	62,772	1,790,405	0.7%	28.52
ICE - Otay	San Diego, CA	O	2022 - 2027	49,457	1,788,962	0.7%	36.17
VA - Golden	Golden, CO	O/W	2026	56,753	1,742,022	0.7%	30.69
CBP - Sunburst	Sunburst, MT	O	2028	33,000	1,619,940	0.6%	49.09
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,613,158	0.6%	27.09
DEA - Birmingham (7)	Birmingham, AL	O	2021	35,616	1,590,100	0.6%	44.65
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,505,573	0.6%	32.05
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,472,868	0.6%	23.10
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,464,798	0.6%	38.57
USAO - Springfield	Springfield, IL	O	2038	43,600	1,408,624	0.5%	32.31
VA - Charleston	North Charleston, SC	W	2040	97,718	1,383,687	0.5%	14.16
DEA - Albany	Albany, NY	O	2025	31,976	1,360,800	0.5%	42.56
DEA - Riverside	Riverside, CA	O	2032	34,354	1,254,917	0.5%	36.53
SSA - Dallas	Dallas, TX	O	2035	27,200	1,036,871	0.4%	38.12
HRSA - Baton Rouge	Baton Rouge, LA	O	2040	27,569	850,262	0.3%	30.84
VA - Baton Rouge	Baton Rouge, LA	OC	2024	30,000	804,186	0.3%	26.81
ICE - Pittsburgh (8)	Pittsburgh, PA	O	2023 / 2032	25,245	803,823	0.3%	31.84
JUD - South Bend	South Bend, IN	C/O	2027	30,119	792,569	0.3%	26.31
ICE - Louisville	Louisville, KY	O	2021	17,420	713,911	0.3%	40.98
DEA - San Diego	San Diego, CA	W	2032	16,100	543,355	0.2%	33.75
SSA - San Diego	San Diego, CA	O	2032	10,059	424,038	0.2%	42.16
DEA - Bakersfield	Bakersfield, CA	O	2038	9,800	389,559	0.2%	39.75
Subtotal				7,461,796	$259,189,476	99.8%	$34.74
Privately Leased
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	410,157	0.2%	5.85
Subtotal				70,078	$410,157	0.2%	$5.85
Total / Weighted Average				7,531,874	$259,599,633	100.0%	$34.47
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution.
(2)	The year of lease expiration does not include renewal options.
(3)	Private tenants occupy 14,274 leased square feet.
(4)	Private tenants occupy 42,025 leased square feet.
(5)	A private tenant occupies 21,609 leased square feet.
(6)	A private tenant occupies 11,402 leased square feet.
(7)	The ATF occupies 8,680 leased square feet.
(8)	A private tenant occupies 3,854 leased square feet.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 15.9 years as of September 30, 2021), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place as of September 30, 2021:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2021	5	242,718	3.2%	$8,274,814	3.2%	$34.09
2022	5	160,772	2.1%	5,944,406	2.3%	36.97
2023	11	395,208	5.2%	14,536,364	5.6%	36.78
2024	10	727,374	9.7%	22,955,119	8.8%	31.56
2025	14	619,541	8.2%	21,459,657	8.3%	34.64
2026	5	263,740	3.5%	8,349,558	3.2%	31.66
2027	7	502,963	6.7%	17,876,156	6.9%	35.54
2028	9	794,405	10.5%	16,881,043	6.5%	21.25
2029	5	493,794	6.6%	13,919,123	5.4%	28.19
2030	—	—	0.0%	—	0.0%	—
Thereafter	42	3,331,359	44.3%	129,403,393	49.8%	38.84
Total / Weighted Average	113	7,531,874	100.0%	$259,599,633	100.0%	$34.47

(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of September 30, 2021, 17 tenants occupying approximately 5.9% of our leased square feet and contributing approximately 5.4% of our annualized lease income have exercisable rights to terminate their lease before the stated term of their respective lease expires.

Information about our development property as of September 30, 2021 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year	162,000
(1)	L=Laboratory.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2021 and 2020

The financial information presented below summarizes our results of operations for the three months ended September 30, 2021 and 2020 (amounts in thousands).

	For the three months ended September 30,
	2021	2020	Change
Revenues
Rental income	$67,439	$59,843	$7,596
Tenant reimbursements	1,527	682	845
Other income	642	606	36
Total revenues	69,608	61,131	8,477
Expenses
Property operating	15,188	12,313	2,875
Real estate taxes	7,626	6,803	823
Depreciation and amortization	22,765	23,522	(757)
Acquisition costs	518	467	51
Corporate general and administrative	5,893	4,577	1,316
Total expenses	51,990	47,682	4,308
Other expense
Interest expense	(9,353)	(8,628)	(725)
Gain on the sale of operating property	777	—	777
Net income	$9,042	$4,821	$4,221

Revenues

Total revenues increased $8.5 million to $69.6 million for the three months ended September 30, 2021 compared to $61.1 million for the three months ended September 30, 2020.

The $7.6 million increase in Rental income is primarily attributable to an increase in revenues from the ten operating properties acquired since September 30, 2020, as well as a full period of operations from the one operating property acquired during the three months ended September 30, 2020, offset by three properties disposed of since September 30, 2020.

The $0.8 million increase in Tenant reimbursements is primarily attributable to an increase in tenant project reimbursements.

Expenses

Total expenses increased $4.3 million to $52.0 million for the three months ended September 30, 2021 compared to $47.7 million for the three months ended September 30, 2020.

The $2.9 million increase in Property operating expenses is primarily attributable to the ten operating properties acquired since September 30, 2020, as well as a full period of operations from the one operating property acquired during the three months ended September 30, 2020, and an increase in expenses associated with tenant project reimbursements, offset by three properties disposed of since September 30, 2020.

The $0.8 million increase in Real estate taxes is also primarily attributable to the ten operating properties acquired since September 30, 2020, as well as a full period of operations from the one operating property acquired during the three months ended September 30, 2020, offset by three properties disposed of since September 30, 2020.

The $0.8 million decrease in Depreciation and amortization is primarily related to the timing of intangible amortization and the three properties disposed of since September 30, 2020. This decrease is offset by an increase in depreciation attributable to the ten operating properties acquired since September 30, 2020, as well as a full period of operations from the one operating property acquired during the three months ended September 30, 2020.

Additionally, Corporate general and administrative costs increased by $1.3 million, primarily due to an increase in employee costs.

Interest expense

The $0.7 million increase in Interest expense is primarily related to increased borrowings from our senior unsecured revolving credit facility and a decrease in capitalized interest on our development projects.

Gain on the sale of operating property

On September 28, 2021, we sold United Technologies – Midland to a third party. Net proceeds from the sale of operating property were approximately $4.0 million and we recognized a gain on the sale of operating property of approximately $0.8 million for the three months ended September 30, 2021.

Comparison of Results of Operations for the nine months ended September 30, 2021 and 2020

The financial information presented below summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (amounts in thousands).

	For the nine months ended September 30,
	2021	2020	Change
Revenues
Rental income	$197,713	$175,976	$21,737
Tenant reimbursements	3,746	2,269	1,477
Other income	1,764	1,630	134
Total revenues	203,223	179,875	23,348
Expenses
Property operating	41,578	34,486	7,092
Real estate taxes	22,465	19,982	2,483
Depreciation and amortization	67,615	70,732	(3,117)
Acquisition costs	1,488	1,673	(185)
Corporate general and administrative	17,469	15,565	1,904
Total expenses	150,615	142,438	8,177
Other income (expense)
Interest expense	(27,739)	(26,535)	(1,204)
Gain on the sale of operating property	1,307	—	1,307
Net income	$26,176	$10,902	$15,274

Revenues

Total revenues increased $23.3 million to $203.2 million for the nine months ended September 30, 2021 compared to $179.9 million for the nine months ended September 30, 2020.

The $21.7 million increase in Rental income is primarily attributable to an increase in revenues from the ten operating properties acquired since September 30, 2020, as well as a full period of operations from the five operating properties acquired during the nine months ended September 30, 2020, offset by three properties disposed of since September 30, 2020.

The $1.5 million increase in Tenant reimbursements is primarily attributable to an increase in tenant project reimbursements.

Expenses

Total expenses increased $8.2 million to $150.6 million for the nine months ended September 30, 2021 compared to $142.4 million for the nine months ended September 30, 2020.

The $7.1 million increase in Property operating expenses is primarily attributable to the ten operating properties acquired since September 30, 2020, as well as a full period of operations from the five operating properties acquired during the nine months ended September 30, 2020 and an increase in expenses associated with tenant reimbursements, offset by three properties disposed of since September 30, 2020.

The $2.5 million increase in Real estate taxes is also primarily attributable to the ten operating properties acquired since September 30, 2020, as well as a full period of operations from the five operating properties acquired during the nine months ended September 30, 2020, offset by three properties disposed of since September 30, 2020.

The $3.1 million decrease in Depreciation and amortization is primarily related to the timing of intangible amortization and the three properties disposed of since September 30, 2020. This decrease is offset by an increase in depreciation attributable to the ten operating properties acquired since September 30, 2020, as well as a full period of operations from the five operating properties acquired during the nine months ended September 30, 2020.

Additionally, Corporate general and administrative costs increased by $1.9 million, primarily due to an increase in employee costs.

Interest expense

The $1.2 million increase in Interest expense is primarily related to increased borrowings from our senior unsecured revolving credit facility and a decrease in capitalized interest on our development projects.

Gain on the sale of operating property

On June 4, 2021, we sold SSA – Mission Viejo to a third party. Net proceeds from the sale of operating property were approximately $3.3 million and we recognized a gain on the sale of operating property of approximately $0.5 million for the nine months ended September 30, 2021.

On September 28, 2021, we sold United Technologies – Midland to a third party. Net proceeds from the sale of operating property were approximately $4.0 million and we recognized a gain on the sale of operating property of approximately $0.8 million for the nine months ended September 30, 2021.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At September 30, 2021, we had $16.1 million available in cash and cash equivalents and there was $337.5 million available under our revolving credit facility.

Our primary expected sources of capital are as follows:

•	cash and cash equivalents;
•	operating cash flow;
•	available borrowings under our revolving credit facility;
•	issuance of long-term debt;
•	issuance of equity, including under our ATM Programs (as described below); and
•	asset sales.

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•	development and redevelopment activities, including major redevelopment, renovation or expansion programs at individual properties;
•	property acquisitions under contract, including our JV share of the remaining Portfolio Acquisition properties;
•	tenant improvements allowances and leasing costs;
•	recurring maintenance and capital expenditures;
•	debt repayment requirements;
•	corporate and administrative costs;
•	interest payments on our outstanding indebtedness;
•	interest swap payments; and
•	distribution payments.

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

Equity

Offering of Common Stock on a Forward Basis

On August 11, 2021, the Company and the Operating Partnership entered into an underwriting agreement with RBC Capital Markets, LLC and BMO Capital Markets Corp., as underwriters, RBC Capital Markets, LLC and BMO Capital Markets Corp., as forward sellers, and Royal Bank of Canada and Bank of Montreal, as forward purchasers, in connection with an offering of 6,300,000 shares of the Company’s common stock. The Company also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of the Company’s common stock. The Company expects to physically settle the Forward Sale Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock upon one or more such physical settlements within approximately one year. Although the Company expects to settle the Forward Sale Agreements entirely by the physical delivery of shares of its common stock for cash proceeds, the Company may also elect to cash or net-share settle all or a portion of its obligations under the Forward Sale Agreements, in which case, the Company may receive, or may owe, cash or shares of its common stock from or to the forward purchasers. The Forward Sale Agreements provide for an initial forward price of $21.64 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

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

The following table sets forth certain information with respect to issuances under each of the 2019 ATM Programs during the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021 (amounts in thousands, except share amounts):

	March 2019 ATM Program		December 2019 ATM Program
For the Three Months Ended:	Number of Shares Issued(1)	Net Proceeds(1)	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2021	—	$—	1,556,824	$39,998
June 30, 2021	—	—	—	—
September 30, 2021	246,363	6,451	1,868,045	43,556
Total	246,363	$6,451	3,424,869	$83,554

(1)

Shares issued by us, which were all issued in settlement of forward sales transactions. Additionally, as of September 30, 2021, we had entered into forward sales transactions under the December 2019 ATM Program for the sale of an additional 1,885,289 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from January 2022 to July 2022. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $21.94 per share, we expect to receive net proceeds of approximately $41.4 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. We accounted for the forward sale agreements as equity.

No sales of shares of the Company’s common stock were made under the 2021 ATM Program during the quarters ended June 30, 2021 and September 30, 2021.

The Company used the net proceeds received from such sales for general corporate purposes. As of September 30, 2021, the Company had approximately $300.0 million of gross sales of its common stock available under the 2021 ATM Program, $98.9 million of gross sales of its common stock available under the December 2019 ATM Program and no remaining availability under the March 2019 ATM Program.

Contribution of Property for Common Units

On May 20, 2021, the Company acquired NWS – Kansas City for which it paid, as partial consideration, 975,452 common units. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.

Debt

The following table sets forth certain information with respect to our outstanding indebtedness as of September 30, 2021 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2021	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$112,500	L + 125bps	July 2025 (3)
Total revolving credit facility	112,500

Term loan facilities:
2016 term loan facility	100,000	2.67% (4)	March 2024
2018 term loan facility	150,000	3.91% (5)	July 2026
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,521)
Total term loan facilities, net	248,479

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
Total notes payable	450,000
Less: Total unamortized deferred financing fees	(2,785)
Total notes payable, net	447,215

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (6)	October 2023
VA – Golden	8,878	5.00% (6)	April 2024
MEPCOM – Jacksonville	7,059	4.41% (6)	October 2025
USFS II – Albuquerque	15,543	4.46% (6)	July 2026
ICE – Charleston	15,161	4.21% (6)	January 2027
VA – Loma Linda	127,500	3.59% (6)	July 2027
CBP – Savannah	11,402	3.40% (6)	July 2033
Total mortgage notes payable	201,243
Less: Total unamortized deferred financing fees	(1,285)
Less: Total unamortized premium/discount	63
Total mortgage notes payable, net	200,021

Total debt	$1,008,215
(1)

At September 30, 2021, the one-month LIBOR (“L”) was 0.08%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our revolving credit facility, our 2018 term loan facility and our 2016 term loan facility (each as defined below) is based on the Company’s consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $337.5 million at September 30, 2021 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

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

(5)

Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 3.91% annually, based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement. The four interest rate swaps mature on June 19, 2023, which is not coterminous with the maturity date of 2018 term loan facility.

(6)

Effective interest rates are as follows: DEA – Pleasanton 1.80%, VA – Golden 5.03%, MEPCOM – Jacksonville 3.89%, USFS II Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.

Our revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2021, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of September 30, 2021 (dollar amounts in thousands):

Debt Capital Structure	September 30, 2021
Total principal outstanding	$1,013,743
Weighted average maturity	6.5 years
Weighted average interest rate	3.5%
% Variable debt	12.6%
% Fixed debt (1)	87.4%
% Secured debt	19.8%
(1)	Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Private Placement of Senior Unsecured Notes

On May 11, 2021, the Company and the Operating Partnership entered into a note purchase agreement pursuant to which the Operating Partnership would issue and sell an aggregate of up to $250.0 million of fixed rate, senior unsecured notes (the “Notes”) consisting of (i) 2.62% Series A Senior Notes due October 14, 2028, in an aggregate principal amount of $50.0 million, and (ii) 2.89% Series B Senior Notes due October 14, 2030, in an aggregate principal amount of up to $200.0 million.

On September 30, 2021, the Operating Partnership exercised its option under the note purchase agreement to increase the Series B tranche of the Notes to a principal amount of $200.0 million.

On October 14, 2021, the Operating Partnership issued and sold, an aggregate of $250.0 million of the Notes pursuant to the note purchase agreement entered into on May 11, 2021. The Notes are unconditionally guaranteed by the Company and various subsidiaries of the Operating Partnership.

Senior Unsecured Credit Facility and 2016 Term Loan Facility

On July 23, 2021, we entered into a second amended and restated senior unsecured credit agreement (the “second amended senior unsecured credit agreement”) governing our senior unsecured credit facility. The second amended senior unsecured credit agreement increased the borrowing capacity under our prior senior unsecured credit facility by $50.0 million for a total credit facility size of $650.0 million, consisting of: (i) a $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), and (ii) a $200.0 million senior unsecured term loan facility (our “2018 term loan facility”), up to $50.0 million of which will be available for a 364-day delayed draw period. Our revolving credit facility also includes an accordion feature that will provide us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million.

The Operating Partnership is the borrower, and certain of our subsidiaries that directly own certain of our properties are guarantors under our senior unsecured credit facility. Our revolving credit facility has an initial four-year term and will mature in July 2025, with two six-month as-of-right extension options, subject to certain conditions and the payment of an extension fee. Our 2018 term loan facility has a five-year term and will mature in July 2026. In addition, our 2018 term loan facility is prepayable without penalty for the entire term of the loan.

Borrowings under our senior unsecured credit facility bear interest, at our option, at floating rates equal to either:

•

a Eurodollar rate equal to a periodic fixed rate equal to LIBOR plus, a margin ranging from 1.20% to 1.80% for advances under our revolving credit facility and a margin ranging from 1.20% to 1.70% for advances under our 2018 term loan facility; or

•

a fluctuating rate equal to the sum of (a) the highest of (x) Citibank, N.A.’s base rate, (y) the federal funds effective rate plus 0.50% and (z) the one-month Eurodollar rate plus 1.00% plus (b) a margin ranging from 0.20% to 0.80% for advances under our revolving credit facility and a margin ranging from 0.20% to 0.70% for advances under our 2018 term loan facility, in each case with a margin based on our leverage ratio.

If the Operating Partnership achieves certain sustainability targets as defined in the second amended senior unsecured credit agreement, the applicable margin will decrease by 0.01%.

In addition, on July 23, 2021, we entered into a fourth amendment to the loan agreement governing our $100.0 million senior unsecured term loan facility (our “2016 term loan facility”). The fourth amendment amends certain provisions in the loan agreement governing our 2016 term loan facility to conform to certain changes made to corresponding provisions in our second amended senior unsecured credit agreement.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2021	April 29, 2021	May 14, 2021	May 26, 2021	$0.260
Q2 2021	July 27, 2021	August 12, 2021	August 24, 2021	$0.265
Q3 2021	October 28, 2021	November 12, 2021	November 24, 2021	$0.265

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

Off-balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2021.

Inflation

Substantially all of our leases provide for operating expense escalations. We believe inflationary increases in expenses may be at least partially offset by the operating expenses that are passed through to our tenants and by contractual rent increases. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flows

The following table sets forth a summary of cash flows for the nine months ended September 30, 2021 and 2020 (amounts in thousands):

	For the nine months ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$94,459	$108,625
Investing activities	(127,452)	(181,316)
Financing activities	42,072	71,016

Operating Activities

The Company generated $94.5 million and $108.6 million of cash from operating activities during the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by operating activities for the nine months ended September 30, 2021 includes $85.9 million in net cash from rental activities net of expenses and $8.6 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the nine months ended September 30, 2020 includes a $77.7 million increase in net cash from rental activities net of expenses and $30.9 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, and accounts payable, accrued expenses and other liabilities.

Investing Activities

The Company used $127.5 million and $181.3 million in cash for investing activities during the nine months ended September 30, 2021 and 2020, respectively. Net cash used in investing activities for the nine months ended September 30, 2021 includes $115.4 million in real estate acquisitions, $14.1 million in additions to operating properties and $5.3 million in additions to development properties, offset by $7.3 million in proceeds from the sale of SSA – Mission Viejo and United Technologies – Midland. Net cash used in investing activities for the nine months ended September 30, 2020 includes $130.1 million in real estate acquisitions, $38.3 million in additions to development properties and $13.0 million in additions to operating properties.

Financing Activities

The Company generated $42.1 million and $71.0 million in cash from financing activities during the nine months ended September 30, 2021 and 2020, respectively. Net cash generated by financing activities for the nine months ended September 30, 2021 includes $159.5 million in draws under our revolving credit facility and $90.9 million in gross proceeds from issuances of shares of our common stock, offset by $126.3 million in net pay downs under our revolving credit facility, $74.1 million in dividend payments, $3.6 million in payment of deferred financing fees, $2.9 million in mortgage notes payable repayment and $1.5 million in payment of offering costs. Net cash generated by financing activities for the nine months ended September 30, 2020 includes $183.5 million in draws under our revolving credit facility and $143.2 million in gross proceeds from issuances of shares of our common stock, offset by $183.5 million in net pay downs under our revolving credit facility, $67.9 million in dividend payments, $2.6 million in mortgage notes payable repayment and $1.7 million in payment of offering costs.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income	$9,042	$4,821	$26,176	$10,902
Depreciation of real estate assets	22,741	23,522	67,561	70,732
Gain on sale of operating property	(777)	—	(1,307)	—
FFO	31,006	28,343	92,430	81,634
Adjustments to FFO:
Acquisition costs	518	467	1,488	1,673
Straight-line rent and other non-cash adjustments	(1,580)	(777)	(4,317)	(2,106)
Amortization of above-/below-market leases	(1,058)	(1,451)	(3,569)	(4,499)
Amortization of deferred revenue	(1,398)	(744)	(4,217)	(2,138)
Non-cash interest expense	380	360	1,107	1,078
Non-cash compensation	1,333	1,035	3,700	3,056
Depreciation of non-real estate assets	24	—	54	—
FFO, as Adjusted	$29,225	$27,233	$86,676	$78,698

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2021, $885.5 million, or 87.4% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $128.2 million, or 12.6% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.3 million annually.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us.

Item 1A.	Risk Factors

Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

We are subject to risks involved in real estate activity through joint ventures.

We have in the past acquired, are currently acquiring and may in the future acquire and own properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. Therefore, we may not be in a position to exercise sole decision-making authority regarding such joint venture or the properties held by such joint venture. Investments in joint ventures may involve risks not present were a third party not involved, including the possibility that our partners might become financially distressed or otherwise fail to fund their share of required capital contributions. Our partners might at any time have business, tax, or economic goals that are inconsistent with ours. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, would have full control over the joint venture. In addition, we may in certain circumstances be liable for the actions of our partners. If any of the foregoing were to occur, our cash flow, financial condition and results of operations could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q:

Exhibit	Exhibit Description

3.1

Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2

Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.3

First Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 27, 2019 and incorporated herein by reference)

3.4

Second Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 20, 2021 and incorporated herein by reference)

4.1

Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.1

Second Amended and Restated Credit Agreement, dated as of July 23, 2021, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, with Citibank, N.A., as administrative agent, PNC Bank, National Association and Wells Fargo Bank, N.A., as Co-Syndication agents, BMO Harris Bank, N.A., Raymond James Bank, N.A., Royal Bank of Canada and Truist Bank as Co-Documentation agents, and Citibank, N.A., PNC Capital Markets LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Running Managers and the other financial institutions party thereto  (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 29, 2021 and incorporated herein by reference)

10.2

Fourth Amendment to Term Loan Agreement, dated as of July 23, 2021, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 29, 2021 and incorporated herein by reference)

10.3

Purchase and Sale Agreement, dated as of September 30, 2021, between the sellers identified therein and Easterly Government Properties LP (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 15, 2021 and incorporated herein by reference)

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

Easterly Government Properties, Inc.

Date: November 2, 2021	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: November 2, 2021	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)