Form 10-K
period 2021-12-31
Easterly Government Properties, Inc.
filed 2022-02-28
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from                      To

Commission File Number: 001-36834

EASTERLY GOVERNMENT PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-2047728
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2001 K Street NW, Suite 775 Washington, D.C.	20006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 595-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	DEA	New York Stock Exchange

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

The number of shares of Registrant’s common stock outstanding as of February 18, 2022 was 90,154,868.

As of June 30, 2021, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $1,762 million based on the closing sale price of $21.08 as reported on the New York Stock Exchange on June 30, 2021. For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Stockholders’ Meeting to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•	risks associated with ownership and development of real estate;
•	the risk of decreased rental rates or increased vacancy rates;
•	loss of key personnel;
•	the continuing adverse impact of the novel coronavirus (COVID-19) on the U.S., regional and global economies and our financial condition and results of operations;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	the risk we may lose one or more major tenants;
•	difficulties in completing and successfully integrating acquisitions;
•	failure of acquisitions or development projects to occur at anticipated levels or yield anticipated results;
•	risks associated with actual or threatened terrorist attacks;
•	risks associated with our joint venture activities;
•	intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;
•	insufficient amounts of insurance or exposure to events that are either uninsured or underinsured;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	exposure to liability relating to environmental and health and safety matters;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments and the nature of our assets;
•	exposure to litigation or other claims;
•	risks associated with breaches of our data security;
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

•	COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease could have an adverse effect on our business, financial condition, results of operations and cash flows.
•	We are subject to risks involved in real estate activity through joint venture.
•	The ability of stockholders to control our policies and effect a change of control of our company is limited by certain provisions of our charter and bylaws and by Maryland law.
•	We have a substantial amount of indebtedness that may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
•	We may not have sufficient cash flow to meet the required payments of principal and interest on our debt or to pay distributions on our shares at expected levels.
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

•	The form, timing or amount of dividend distributions in future periods may vary and be impacted by economic and other considerations.
•	Failure to qualify or maintain our qualification as a REIT would have significant adverse consequences to the value of our common stock.
•	We may owe certain taxes notwithstanding our qualification as a REIT.
•	REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.
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

Item 1. Business

General

References to “Easterly,” “we,” “our,” “us” and “our company” refer to Easterly Government Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries including Easterly Government Properties LP, a Delaware limited partnership, which we refer to herein as our operating partnership. We present certain financial information and metrics “at Easterly Share,” which is calculated on an entity-by-entity basis.  “At Easterly Share” information, which we also refer to as being “at share,” “pro rata,” “our pro rata share” or “our share” is not, and is not intended to be, a presentation in accordance with GAAP.

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

We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of December 31, 2021, we wholly owned 85 operating properties and four operating properties through an unconsolidated joint venture (the “JV”) in the United States encompassing approximately 8.6 million leased square feet (8.4 million pro rata), including 88 operating properties that were leased primarily to U.S. Government tenant agencies and one operating property that was entirely leased to a private tenant. As of December 31, 2021, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of our operating partnership and owned approximately 89.0% of the aggregate limited partnership interests in our operating partnership, which we refer to herein as common units, as of December 31, 2021. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of office and other commercial properties, including properties leased to the U.S. Government, through the following competitive strengths:

•

High Quality Portfolio Leased to Mission-Critical U.S. Government Agencies. We focus primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve mission-critical functions and are of high importance within the hierarchy of these agencies. These properties generally meet our investment criteria, which target major federal buildings of Class A construction that are less than 20 years old, or have undergone a substantial renovation-to-suit for the tenant agency, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, are in strategic locations to facilitate the tenant agency’s mission, include build-to-suit features and are focused on environmental sustainability. As of December 31, 2021, the weighted average age of our wholly owned and unconsolidated operating properties was approximately 13.6 years based on the date the property was built or renovated-to-suit, where applicable, and the weighted average remaining lease term was approximately 9.7 years.

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

•

Experienced and Aligned Management Team. Our senior management team has a proven track record of sourcing, acquiring, developing and managing properties leased to U.S. Government agencies. Collectively, our senior management team has been responsible for the acquisition of an aggregate of approximately 8.0 million square feet of U.S. Government-leased properties of which, 0.5 million square feet is through the Company’s joint venture and the development of approximately 1.4 million aggregate square feet of such properties. We believe that our management expertise provides us with a significant advantage over our competitors when pursuing acquisition opportunities and engaging U.S. Government agencies in property development opportunities and provides us with superior property management and tenant service capabilities.

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

•

Extensive Development Experience with U.S. Government-Leased Properties. Our senior management team has developed projects comprising approximately 4.6 million square feet, including 40 build-to-suit projects for the U.S. Government as well as other corporate tenants. In the aggregate, our senior management team has developed 23 projects for the GSA and U.S. Government agencies. Development of government projects, particularly build-to-suit projects, requires expertise in GSA and other U.S. Government requirements and the needs of tenant agencies. Since 1994, members of our senior management team have developed an average of approximately 51,000 square feet per year of U.S. Government-leased build-to-suit properties. We believe that our thorough understanding of the U.S. Government’s procurement processes and standards, our longstanding relationships with the GSA and other agencies of the U.S. Government, and our differentiated capabilities enables us to continue to compete effectively for U.S. Government development opportunities.

•

Value-Enhancing Asset Management. Our management team focuses on the efficient management of our properties and on improvements to our properties that enhance their value for a tenant agency and improve the likelihood of lease renewal. We work in close partnership with the U.S. Government tenant agencies to manage the construction of specialized, agency-specific design enhancements. These highly tailored build-outs substantially increase the likelihood of the tenant agency’s renewal and also typically generate a construction management fee paid by the tenant agency to us in the amount of approximately 9% of the actual cost of construction. We also seek to reduce operating costs at all of our properties, often by implementing environmentally-driven energy efficiency programs that help the U.S. Government achieve its conservation and efficiency goals. Our asset management team also conducts frequent audits of each of our properties in concert with the U.S. Government tenant agency to keep each facility in optimal condition, allow the tenant agency to better perform its stated mission and help to position us as a partner of choice for the U.S. Government and its tenant agencies.

•

Growth-Oriented Capital Structure. Our capital structure provides us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through four underwritten public offerings of our common stock and sales of our common stock under our at-the-market equity offering programs, which we refer to as our ATM Programs. Additionally, during the fourth quarter, we formed a joint venture, in which we own a 53% interest, with a leading global investor to acquire a portfolio of properties. During the year ended December 31, 2021, we received net proceeds of $175.0 million through issuance of 7,662,232 shares of our common stock under ATM programs and in connection with our third quarter public offering. As of December 31, 2021, we expect to receive aggregate net proceeds of approximately $96.9 million from the sale of an aggregate 4,444,289 shares of the Company's common stock that have not yet been settled, including 2,309,000 shares pursuant to the Offering, and from the sale of 2,135,289 shares under our ATM programs, assuming these forward sales transactions are physically settled in full using a net weighted average combined initial forward sales price of $21.80 per share. As of December 31, 2021, we also had the capacity to issue an additional $393.2 million under our ATM programs. As of December 31, 2021, we had total indebtedness of approximately $1.2 billion, including borrowings of approximately $14.5 million outstanding under our $450.0 million senior unsecured revolving credit facility and an additional $50.0 million of undrawn capacity under our 2018 term loan facility, for a net debt to total enterprise value of 34.1%.

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

Employees and Human Capital

As of December 31, 2021, we had 53 employees, including 36 employees based in our corporate headquarters in Washington, D.C. and 17 employees based in other locations throughout the United States. None of our employees are represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

From the top down, including our board of directors and senior management team, we are committed to cultivating an inclusive company culture that attracts top talent and creates an environment that fosters collaboration, innovation and diversity, while providing professional development opportunities and training. Our human capital objectives include identifying, recruiting, retaining, developing, incentivizing and integrating our existing and prospective employees. To further these objectives, we have established a number of policies and programs and undertaken various initiatives, including:

•

Diversity and Inclusion. We value diversity of views, experience, skill sets, gender and ethnicity throughout our organization, including our board of directors, and are committed to fostering a culture of diversity and inclusion.  As of December 31, 2021,

o	38% and 25% of our employees were female and non-white, respectively;
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

•

Employee Retention. We value employee retention and actively seek to promote from within our company. While we believe our culture thrives on hard work, collaboration and teamwork, we also understand that the flexibility to work remotely, on occasion, can be valuable. In support of this, we have implemented a remote working policy.

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

Significant Tenants

Substantially all of our rents come from U.S. Government tenant agencies. As of December 31, 2021, our U.S. Government tenant agencies accounted for 97.5% of our annualized lease income. For further information on the composition of our tenant base, see “Item 2. Properties.”

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

Environmental, Social and Corporate Governance

We are committed to sustainability and continually seek to improve our environmental responsibility initiatives, efforts, programs and policies. We have an in-house team that meets regularly to identify, initiate and monitor sustainable practices in all aspects of our business for the benefit of our tenants, shareholders, employees, and the community at large. During the third quarter of 2021, we hired a Director of Sustainability to facilitate the development of a companywide sustainability and climate change strategy, benchmark company climate change performance, and guide the creation of sustainability targets, including a reduction in Greenhouse Gas Emissions (GHG) and incorporating a sustainability-linked pricing component to our senior unsecured credit facility.

The U.S. Government serves as the natural partner for our environmentally-friendly endeavors. Under the Energy Policy Act of 2005, the U.S. Government maintains “green lease” policies that include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property. The U.S. Government’s “green lease” initiative permits U.S. Government tenants to require LEED-CI certification in selecting new premises or renewing leases at existing premises. There are currently 23 properties in our portfolio that have achieved 26 LEED certifications and 8 ENERGY STAR certifications. During the year-ended December 31, 2021, we increased our focus on renewable energy procurement and completed the installation of a rooftop solar array at one of our properties. We intend to continue our proactive identification and implementation of projects and strategies that will further increase our use of renewable energy.

Corporate Responsibility

We are committed to volunteerism and philanthropy and strive to positively impact the communities in which we work and live. In 2021, we implemented a new gift-matching program where Easterly will match each employee’s qualifying charitable contribution up to a certain amount each year. We also announced enhancements to our companywide volunteering program beginning in 2022. We believe these commitments mutually benefit our tenants, investors, employees, and local communities.

We are also committed to conducting our business consistent with the highest standards of business ethics. Through our Code of Business Conduct and Ethics (our “Code of Conduct”), we have established companywide standards for ethical business practices and regulatory compliance. Our Code of Conduct applies to all of our employees, directors, and officers, each of whom has a personal responsibility to uphold our standards. Similarly, we expect our vendors, service providers, contractors, and consultants, as well as their employees, agents, and subcontractors (collectively referred to as “Vendors”), to embrace our commitment to integrity and personal responsibility by complying with the Vendor Code of Business Conduct and Ethics (the “Vendor Code”) while conducting business with or on behalf of the Company. To the extent the Vendor Code requires a higher standard than required by commercial practice or applicable laws, rules or regulations, or, as applicable, the Federal Acquisition Regulations, our Vendors are expected to adhere to these higher standards.

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

Corporate Headquarters

Our principal executive offices are located at 2001 K Street NW, Suite 775 Washington, DC 20006, and our telephone number is 202-595-9500.

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

Substantially all of our current rents come from U.S. Government tenant agencies. As of December 31, 2021, our U.S. Government tenant agencies accounted for 97.5% of our annualized lease income. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Due to such concentration, any failure by the U.S. Government to perform its obligations under its leases or a failure to renew its leases upon expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected properties are leased, and could decrease the ultimate value of the affected property upon sale and have a material adverse effect on our business, financial condition and results of operations.

We may be unable to renew leases or lease vacating space on favorable terms or at all as leases expire, which could adversely affect our business, financial condition and results of operations.

As of December 31, 2021, leases representing approximately 18.1% of our total annualized lease income and approximately 18.3% of the square footage of the properties in our portfolio will expire by the end of 2024. We may be unable to renew such expiring leases or our properties may not be released at net effective rental rates equal to or above the current average net effective rental rates.

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

As of December 31, 2021, we had one property under development. We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit renovations for existing U.S. Government tenant agencies and new developments for anticipated tenant agencies and, as a result, will be subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include:

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

As of December 31, 2021, three of our U.S. Government tenant agencies, the Department of Veteran Affairs (“VA”), Federal Bureau of Investigation (“FBI”), and Drug Enforcement Administration (“DEA”), accounted for an aggregate of approximately 41.0% of our total leased square feet and an aggregate of approximately 45.3% of our total annualized lease income. Each U.S. Government agency has its own customs, procedures, culture, needs and mission, which translate into different requirements for its leased space, and we work with the tenant agency to design and construct specialized, agency-specific enhancements. In addition, under the terms of our GSA leases, the GSA generally has the right to designate another U.S. Government agency to occupy all or a portion of the leased property. A change in the structure, mission, or leasing requirements of any one of our U.S. Government tenant agencies, a significant reduction in the agency’s workforce, a relocation of personnel resources, other internal reorganization or a change in the tenant agency occupying the leased space, could affect our lease renewal opportunities and have a material adverse effect on our business, financial condition and results of operations.

Some of our leases with U.S. Government tenant agencies permit the tenant agency to vacate the property and discontinue paying rent prior to their lease expiration date.

Some of our leases are currently in the soft-term period of the lease and tenants under such leases have the right to vacate their space during a specified period before the stated terms of their leases expire. Tenants occupying approximately 5.3% of our leased square feet and contributing approximately 4.9% of our annualized lease income (in each case, as of December 31, 2021) currently have exercisable rights to terminate their leases before the stated soft-term of their lease expires. For fiscal policy reasons, security concerns or other reasons, some or all of our U.S. Government tenant agencies under leases within the soft-term period may decide to exercise their termination rights before the stated term of their lease expires. Such events, if they were to occur and we were not able to lease the vacant space to another tenant in a timely manner or at all, could have a material adverse effect on our business, financial condition and results of operations.

We currently have a concentration of properties located in California and are exposed to changes in market conditions and natural disasters in this state.

Seventeen of our properties are located in California, accounting for approximately 15.5% of our total leased square feet and approximately 21.2% of our total annualized lease income as of December 31, 2021. As a result of this concentration, a material portion of our portfolio may be exposed to the effects of economic and real estate conditions in California markets, such as the supply of competing properties, general levels of employment and economic activity. In addition, historically, California has been vulnerable to natural disasters and we are therefore susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. To the extent that weak economic or real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

We are subject to risks from natural disasters and climate change.

Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes, floods, or sea level rise due to climate change may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe, such as an earthquake affecting our properties in California, or destructive weather event, such as a tornado affecting our properties in Nebraska, may have a significant negative effect on our business, financial condition and results of operations. Additionally, risks associated with climate change including, for example, rising sea levels, could cause property loss or damage to our properties located in coastal states such as Georgia, Louisiana, California, Florida, and South Carolina. As a result, our operating and financial results may vary significantly from one period to the next. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather. We also are exposed to risks associated with inclement winter weather, particularly on the Atlantic coast, a region in which some of our properties are located, including increased need for maintenance and repair of our buildings.

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

COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease could have an adverse effect on our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic, including the emergence of various variants, has caused, and may continue to cause, significant disruptions to the U.S. and global economy and has contributed, and may continue to contribute, to significant volatility and negative pressure in financial markets.

The extent to which the COVID-19 pandemic, or any future pandemic, epidemic or outbreak of any other highly infectious disease, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the emergence and characteristics of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available COVID-19 vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic, or any future pandemic, epidemic or outbreak of any other highly infectious disease, may adversely affect our business, financial condition, results of operations and cash flows, and may have the effect of heightening many of the risks described below and within this “Risk Factors” section, including:

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use external financing to fund acquisition, development and renovation activities. As of December 31, 2021, we had total indebtedness of approximately $1.2 billion, including approximately $14.5 million outstanding under our $450.0 million senior unsecured revolving credit facility, which we refer to as our revolving credit facility, $150.0 million outstanding under our $200.0 million senior unsecured term loan facility, which we refer to as our 2018 term loan facility, $100.0 million outstanding under our $100.0 million senior unsecured term loan facility, which we refer to as our 2016 term loan facility, $175.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2017 senior unsecured notes, $275.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2019 senior unsecured notes and $250.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2021 senior unsecured notes. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and renovation activities or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out a smaller percentage of our taxable income (subject to the annual distribution requirements applicable to REITs under the Internal Revenue Code of 1986, as amended, or the Code). To the extent that we are able or choose to access capital at a higher cost than we have experienced in recent years, as reflected in higher interest rates for debt financing or a lower stock price for equity financing, our earnings per share and cash flow could be adversely affected. In addition, the price of common stock may fluctuate significantly or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

We may be unable to identify and successfully complete acquisitions and, even if acquisitions are identified and completed, completed acquisitions may not achieve the intended benefits or may disrupt our plans and operations.

We may be unable to acquire additional properties and grow our business and any acquisitions we make may prove unsuccessful. Agreements for the acquisition of properties are subject to customary conditions to closing, including completion of due diligence investigations and other conditions that are not within our control that may not be satisfied. In this event, we may be unable to complete an acquisition after incurring certain acquisition-related costs. In the case of a portfolio acquisition with staggered closings, we cannot ensure they will close on the timeline anticipated or at all. In addition, if mortgage debt is unavailable at reasonable rates, we may be unable to finance the acquisition on favorable terms in the time period we desire, or at all.

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

We may need to borrow funds or dispose of assets to meet our distribution requirements. In order for us to continue to qualify as a REIT, we are required to make annual distributions generally equal to at least 90% of our taxable income, computed without regard to the dividends paid deduction and excluding net capital gain. In addition, as a REIT, we will be subject to U.S. federal income tax to the extent that we distribute less than 100% of our taxable income (including capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified by the Code. Under some circumstances, we may be required to pay distributions in excess of cash available for distribution in order to meet these distribution requirements or to avoid or minimize the imposition of tax, and we may need to borrow funds or dispose of assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, pay dividends in the form of “taxable stock dividends” or find another alternative source of funds to make such distributions, which could have a material adverse effect on our financial condition, results of operations, cash flow and trading price of our common stock.

Our subsidiaries may be prohibited from making distributions and other payments to us.

All of our properties (including our share of properties held through the new JV formed in the fourth quarter of 2021) are owned, and all of our operations are conducted, by our operating partnership and our other subsidiaries. As a result, we depend on distributions and other payments from our operating partnership and our other subsidiaries in order to satisfy our financial obligations and make payments to our investors. The ability of our subsidiaries to make such distributions and other payments depends on their earnings and cash flow and may be subject to statutory or contractual limitations. As an equity investor in our subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of such subsidiaries’ debt or other obligations that are senior to our claims.

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

We have acquired, are currently acquiring and may in the future acquire and own properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. Therefore, we may not be in a position to exercise sole decision-making authority regarding such joint venture or the properties held by such joint venture. Investments in joint ventures may involve risks not present were a third party not involved, including the possibility that our partners might become financially distressed or otherwise fail to fund their share of required capital contributions. Our partners might at any time have business, tax, or economic goals that are inconsistent with ours. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, would have full control over the joint venture. In addition, we may in certain circumstances be liable for the actions of our partners. If any of the foregoing were to occur, our cash flow, financial condition and results of operations could be adversely affected.

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

In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals (as defined in the Code to include certain entities such as private foundations) at any time during the last half of any taxable year (beginning with our second taxable year as a REIT). In order to help us qualify as a REIT, our charter generally prohibits any person or entity from actually or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, (i) more than 7.1% (in value or in number of shares, whichever is more restrictive) of the issued and outstanding shares of any class or series of our stock or (ii) more than 7.1% in value of the aggregate of the outstanding shares of all classes and series of our stock (the “ownership limits”). Our charter also prohibits the owners of 50% or more of any historic REIT affiliated with Easterly Partners, LLC and its consolidated subsidiaries (each, an “Easterly Fund REIT”), from which our operating partnership acquired 15 properties in connection with our initial public offering in 2015, from owning 50% or more of us, applying certain attribution of ownership rules. This limitation is intended to prevent us from being treated as a successor of any such REIT. These ownership restrictions may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of our common stock.

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

As of December 31, 2021, we had total indebtedness of approximately $1.2 billion including approximately $14.5 million outstanding under our revolving credit facility, $250.0 million outstanding in the aggregate under our 2018 term loan facility and our 2016 term loan facility and $700.0 million in the aggregate under the 2017 senior unsecured notes, 2019 senior unsecured notes and

2021 senior unsecured notes.  Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Code. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

We may be unable to refinance existing debt on terms as favorable as the terms of existing indebtedness, or at all, including as a result of increases in interest rates or a decline in the value of our portfolio or portions thereof. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds from other capital transactions, such as new equity capital, our operating cash flow will not be sufficient in all years to repay all maturing debt. As a result, certain of our other debt may cross-default, we may be forced to postpone capital expenditures necessary for the maintenance of our properties, we may have to dispose of one or more properties on terms that would otherwise be unacceptable to us or we may be forced to allow the mortgage holder to foreclose on a property. We also may be forced to limit distributions and may be unable to meet the REIT distribution requirements imposed by the Code. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations and could adversely affect our ability to make distributions to our stockholders.

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

Certain mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. As of December 31, 2021, we had $251.5 million of combined United States property mortgages and other secured debt. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants and our senior unsecured revolving credit facility, our senior unsecured term loan facility, our senior unsecured notes, and other future debt may, require us to maintain various financial ratios. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. Early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2021, we had $30.2 million of outstanding consolidated debt that, pursuant to the documentation governing such debt, bears interest at variable rates, and we expect that we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under the applicable governing documents, increase the cost of refinancing such debt or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

The discontinuation of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.

The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals for reform and replacement, with most LIBOR settings not expected to be published after June 30, 2023. In the U.S., the Alternative Reference Rates Committee (“AARC”), which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. Our senior unsecured revolving credit facility and term loan facilities provide for replacement of LIBOR if it becomes unavailable during the term of the facilities. However, for instruments into which we may enter in the future, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract.

The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or swaps, but if our contracts indexed to LIBOR, including certain contracts governing our variable rate debt and our interest rate swaps, are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available. Additionally, although SOFR is the AARC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which could adversely affect us.

As of December 31, 2021, we had six forward-starting interest rate swaps in place with an aggregate notional value of $250.0 million to mitigate our exposure to fluctuations in short term interest rates and fix the interest rate on our 2016 term loan facility and 2018 term loan facility. We may continue, in a manner consistent with our qualification as a REIT, to seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. Such hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

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

If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to stockholders in computing our REIT taxable income. If we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for the four subsequent taxable years. If we fail to qualify as a REIT, we would be subject to entity-level income tax on our REIT taxable income at regular corporate tax rates. As a result, the amount available for distribution to holders of our common stock would be reduced for the year or years involved, and we would no longer be required to make distributions to our stockholders. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and adversely affect the value of our common stock.

In addition, we currently hold interests in certain of our properties through a joint venture that utilizes a subsidiary that has elected to be taxed as a REIT (a “REIT subsidiary”) and we may in the future determine that it is in our best interests to hold one or more of our other properties through one or more REIT subsidiaries. If any of these REIT subsidiaries fails to qualify as a REIT for U.S. federal income tax purposes, then we may also fail to qualify as a REIT for U.S. federal income tax purposes.

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

A portion of our distributions may be treated as a return of capital for U.S. federal income tax purposes. As a general matter, a portion of our distributions will be treated as a return of capital for U.S. federal income tax purposes if the aggregate amount of our distributions for a year exceeds our current and accumulated earnings and profits for that year. To the extent that a distribution is treated as a return of capital for U.S. federal income tax purposes, it will reduce a holder’s adjusted tax basis in the holder’s shares, and to the extent that it exceeds the holder’s adjusted tax basis such distribution will be treated as gain resulting from a sale or exchange of such shares.

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

As a REIT, we generally cannot provide services to our tenants other than those that are customarily provided by landlords, nor can we derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at a disadvantage to competitors who are not subject to the same restrictions. However, we can provide such non-customary services to tenants or share in the revenue from such services if we do so through a TRS, though income earned through the TRS will be subject to corporate income taxes.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. In addition, rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm’s-length basis. We have jointly elected with two subsidiaries for such subsidiaries to be treated as TRSs for U.S. federal income tax purposes. These two subsidiaries and any other TRSs that we form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

We may face risks in connection with Section 1031 exchanges.

If a transaction intended to qualify as a tax-deferred Section 1031 exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax-deferred basis.  Under current law, Section 1031 exchanges only apply to real property and do not apply to any related personal property transferred with the real property. As a result, any gain on appreciated personal property that is transferred in connection with a Section 1031 exchange of real property will be recognized, and such gain is generally treated as non-qualifying income for the 95% and 75% gross income tests. Any such non-qualifying income could have an adverse effect on our REIT status.

The partnership audit rules may alter who bears the liability in the event any subsidiary partnership (such as our operating partnership) is audited and an adjustment is assessed.

In the case of an audit of a partnership for a taxable year beginning after December 31, 2017, the partnership itself may be liable for a hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment.  Thus, for example, an audit assessment attributable to former partners of the operating partnership could be shifted to the partners in the year of the adjustment.  The partnership audit rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners (often referred to as a “push-out election”), subject to a higher rate of interest than otherwise would apply. The rules provide that when a push-out election causes a partner that is itself a partnership to be assessed with its share of such additional taxes from the adjustment, such partnership may cause such additional taxes to be pushed out to its own partners. In addition, applicable Treasury Regulations provide that a partnership may be able to request a modification of an adjustment that is based on deficiency dividends distributed by a partner that is a REIT. Many questions remain as to how the partnership audit rules will apply in practice, and it is not clear at this time what effect these rules will have on us. However, it is possible that a partnership in which we directly or indirectly invest may be subject to U.S. federal income tax, interest, and penalties in the event of a U.S. federal income tax audit as a result of these rules, and as a result could increase the U.S. federal income tax, interest, and/or penalties otherwise borne by us as a direct or indirect partner in any such partnership.

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

We rely on information technology, or IT, in our operations and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on IT networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. It is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, and those of our tenants; result in our inability to properly monitor our compliance with the rules and regulations regarding our compliance as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others; result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space; require significant management attention and resources to remedy any damages that may result; damage our reputation among our tenants and investors, or subject us to liability claims or regulatory penalties. Any or all of the above could have a material adverse effect on our business, financial condition and results of operations.

To help us better identify, manage and mitigate these risks relating to our IT networks and systems, we have made additional investments in our IT networks and enhanced our existing cybersecurity plan, which utilizes standards established by reference to the National Institute of Standards, or NIST, framework. As part of our ongoing cybersecurity plan, we conduct cybersecurity awareness training at least annually for all our employees, carry out quarterly control reviews, periodic penetration tests and annual investments in our security infrastructure, perform an assessment at least annually of our cybersecurity program against the NIST framework and conduct ongoing phishing simulations to raise awareness of critical security threats. To further address IT security, the audit committee of our board of directors oversees our risk management processes related to cyber security, including discussing no less than annually our cybersecurity plan with management or our internal auditor.

Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases, are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, we wholly owned 85 operating properties and four operating properties through an unconsolidated joint venture in the United States encompassing approximately 8.6 million leased square feet (8.4 million pro rata) that were leased primarily to U.S. Government tenants and one operating property with approximately 0.1 million leased square feet that was entirely leased to a private tenant. In addition, we wholly owned one property under development that we expect to encompass approximately 0.2 million leased square feet upon completion. As of December 31, 2021, our operating properties were 99% leased with a weighted average annualized lease income per leased square foot of $33.61 ($33.77 pro rata) and a weighted average age of approximately 13.6 years based on the date the property was built or renovated-to-suit, where applicable. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2021, and it includes properties held by our unconsolidated joint venture:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,475,739	5.8%	$50.29
USCIS - Kansas City (3)	Lee's Summit, MO	O	2024 - 2042	489,316	11,941,566	4.1%	24.40
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,176,525	2.8%	20.25
Various GSA - Buffalo (4)	Buffalo, NY	O	2025 - 2039	270,809	7,648,539	2.7%	28.24
IRS - Fresno	Fresno, CA	O	2033	180,481	7,145,409	2.5%	39.59
Various GSA - Chicago	Des Plaines, IL	O	2023	202,185	6,812,395	2.4%	33.69
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,754,537	2.3%	39.84
Various GSA - Portland (5)	Portland, OR	O	2022 - 2028	211,156	6,513,501	2.3%	30.85
PTO - Arlington	Arlington, VA	O	2035	190,546	6,194,392	2.1%	32.51
VA - San Jose	San Jose, CA	OC	2038	90,085	5,691,567	2.0%	63.18
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,603,246	1.9%	33.04
FBI - San Antonio	San Antonio, TX	O	2025	148,584	5,189,747	1.8%	34.93
FDA - Alameda	Alameda, CA	L	2039	69,624	4,667,346	1.6%	67.04
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,611,427	1.6%	21.92
FBI - Omaha	Omaha, NE	O	2024	112,196	4,391,661	1.5%	39.14
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,246,867	1.5%	23.27
EPA - Kansas City	Kansas City, KS	L	2023	71,979	4,239,671	1.5%	58.90
FBI / DEA - El Paso	El Paso, TX	O/W	2028	203,683	4,125,896	1.4%	20.26
VA - South Bend	Mishakawa, IN	OC	2032	86,363	4,040,952	1.4%	46.79
FDA - Lenexa	Lenexa, KS	L	2040	59,690	3,966,224	1.4%	66.45
ICE - Charleston (6)	North Charleston, SC	O	2022 / 2027	86,733	3,953,386	1.4%	45.58
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,808,042	1.3%	27.66
DOI - Billings	Billings, MT	O/W	2033	149,110	3,765,800	1.3%	25.26
FBI - Birmingham	Birmingham, AL	O	2022	96,278	3,683,969	1.3%	38.26
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,678,345	1.3%	26.72
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	3,672,014	1.3%	36.70
VA - Mobile	Mobile, AL	OC	2033	79,212	3,671,706	1.3%	46.35
DOT - Lakewood	Lakewood, CO	O	2024	122,225	3,579,203	1.2%	29.28
FBI - Knoxville	Knoxville, TN	O	2025	99,130	3,502,994	1.2%	35.34
VA - Chico	Chico, CA	OC	2034	51,647	3,299,969	1.1%	63.89
FBI - Richmond	Richmond, VA	O	2041	96,607	3,191,457	1.1%	33.04
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,141,254	1.1%	31.82
DEA - Vista	Vista, CA	L	2035	52,293	3,067,840	1.1%	58.67
FDA - College Park	College Park, MD	L	2029	80,677	3,060,351	1.1%	37.93
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,038,090	1.1%	45.47
OSHA - Sandy	Sandy, UT	L	2024	75,000	3,010,443	1.0%	40.14

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
USFS I - Albuquerque	Albuquerque, NM	O	2026	92,455	$3,001,356	1.0%	$32.46
VA - Orange	Orange, CT	OC	2034	56,330	2,924,741	1.0%	51.92
VA - Midwest	Brownsburg, IN	OC	2041	80,000	2,906,917	1.0%	36.34
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,770,865	1.0%	54.35
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,750,354	1.0%	38.68
JUD - Del Rio	Del Rio, TX	C/O	2024	89,880	2,719,397	0.9%	30.26
JUD - El Centro	El Centro, CA	C/O	2034	43,345	2,701,669	0.9%	62.33
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,693,509	0.9%	63.41
FBI - Mobile	Mobile, AL	O	2029	76,112	2,686,615	0.9%	35.30
SSA - Charleston	Charleston, WV	O	2024	110,000	2,636,622	0.9%	23.97
FBI - Albany	Albany, NY	O	2036	69,476	2,607,279	0.9%	37.53
DEA - Sterling	Sterling, VA	L	2036	49,692	2,575,432	0.9%	51.83
USAO - Louisville	Louisville, KY	O	2031	60,000	2,485,530	0.9%	41.43
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,451,575	0.9%	29.30
DEA - Dallas Lab	Dallas, TX	L	2021	49,723	2,356,701	0.8%	47.40
DHA - Aurora	Aurora, CO	O	2034	101,285	2,340,113	0.8%	23.10
JUD - Charleston	Charleston, SC	C/O	2040	52,339	2,333,282	0.8%	44.58
FBI - Little Rock	Little Rock, AR	O	2021	102,377	2,314,757	0.8%	22.61
Various GSA - Cleveland (7)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,229,156	0.8%	36.31
DEA - Dallas	Dallas, TX	O	2041	71,827	2,217,390	0.8%	30.87
MEPCOM - Jacksonville	Jacksonville, FL	O	2025	30,000	2,215,576	0.8%	73.85
CBP - Savannah	Savannah, GA	L	2033	35,000	2,191,933	0.8%	62.63
DOE - Lakewood	Lakewood, CO	O	2029	115,650	2,126,332	0.7%	18.39
NWS - Kansas City	Kansas City, MO	O	2033	94,378	2,096,067	0.7%	22.21
JUD - Jackson	Jackson, TN	C/O	2023	73,397	2,072,436	0.7%	28.24
DEA - Santa Ana	Santa Ana, CA	O	2024	39,905	1,900,432	0.7%	47.62
NPS - Omaha	Omaha, NE	O	2024	62,772	1,829,707	0.6%	29.15
ICE - Otay	San Diego, CA	O	2022 - 2027	49,457	1,783,700	0.6%	36.07
VA - Golden	Golden, CO	O/W	2026	56,753	1,735,882	0.6%	30.59
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,696,681	0.6%	44.68
CBP - Sunburst	Sunburst, MT	O	2028	33,000	1,649,287	0.6%	49.98
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,629,293	0.6%	27.36
DEA - Birmingham (8)	Birmingham, AL	O	2021	35,616	1,590,101	0.6%	44.65
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,505,577	0.5%	32.05
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,472,868	0.5%	23.10
USAO - Springfield	Springfield, IL	O	2038	43,600	1,408,623	0.5%	32.31
VA - Charleston	North Charleston, SC	W	2040	97,718	1,407,360	0.5%	14.40
DEA - Albany	Albany, NY	O	2025	31,976	1,360,824	0.5%	42.56
DEA - Riverside	Riverside, CA	O	2032	34,354	1,260,039	0.4%	36.68
SSA - Dallas	Dallas, TX	O	2035	27,200	1,036,871	0.4%	38.12
HRSA - Baton Rouge	Baton Rouge, LA	O	2040	27,569	850,262	0.3%	30.84
JUD - South Bend	South Bend, IN	C/O	2027	30,119	805,437	0.3%	26.74
VA - Baton Rouge	Baton Rouge, LA	OC	2024	30,000	804,727	0.3%	26.82
ICE - Pittsburgh (9)	Pittsburgh, PA	O	2023 / 2032	25,245	803,823	0.3%	31.84
ICE - Louisville	Louisville, KY	O	2021	17,420	716,334	0.2%	41.12
DEA - San Diego	San Diego, CA	W	2032	16,100	543,353	0.2%	33.75
SSA - San Diego	San Diego, CA	O	2032	10,059	431,929	0.1%	42.94
DEA - Bakersfield	Bakersfield, CA	O	2038	9,800	389,559	0.1%	39.75
Subtotal				8,029,700	$274,580,343	95.4%	$34.20

Wholly Owned Privately Leased Property
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	$401,112	0.1%	$5.72
Subtotal				70,078	$401,112	0.1%	$5.72

Wholly Owned Properties Total / Weighted Average				8,099,778	$274,981,455	95.5%	$33.95

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - Chattanooga (10)	Chattanooga, TN	OC	2035	94,566	$4,154,710	1.4%	$43.93
VA - Lubbock (10) (11)	Lubbock, TX	OC	2040	120,916	3,939,176	1.4%	32.58
VA - San Antonio (10)	San Antonio, TX	OC	2041	226,148	3,787,369	1.3%	16.75
VA - Lenexa (10)	Lenexa, KS	OC	2041	31,062	1,277,946	0.4%	41.14
Subtotal				472,692	$13,159,201	4.5%	$27.84

Total / Weighted Average				8,572,470	$288,140,656	100.0%	$33.61

Total / Weighted Average at Easterly's Share				8,350,304	$281,955,831		$33.77

(1)OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution.

(2)The year of lease expiration does not include renewal options.

(3)Private tenants occupy 172,998 leased square feet.

(4)Private tenants occupy 14,274 leased square feet.

(5)Private tenants occupy 42,025 leased square feet.

(6)A private tenant occupies 21,609 leased square feet.

(7)A private tenant occupies 11,402 leased square feet.

(8)The ATF occupies 8,680 leased square feet.

(9)A private tenant occupies 3,854 leased square feet.

(10)We own 53.0% of the property through an unconsolidated joint venture.

(11)Asset is subject to a ground lease where we are the lessee.

Our assets are located throughout the United States. The following table sets forth the geographic diversification of our operating properties, by market, based on the GSA’s definition of regions, as of December 31, 2021, and it includes properties held by our unconsolidated joint venture:

Location	Market	Number of Properties	Number of Leases	Leased Square Feet	Percentage of Total Leased Square Feet	Percent Leased	Annualized Lease Income	Percentage of Total Annualized Lease Income
State
California	Pacific Rim	17	19	1,332,410	15.5%	100%	$61,398,258	21.2%
Texas (1)	Greater Southwest	9	11	1,008,039	11.8%	100%	25,773,659	8.8%
Virginia	National Capital	4	4	740,582	8.6%	100%	20,137,806	6.9%
Kansas	The Heartland	4	4	332,316	3.9%	100%	15,087,087	5.2%
Alabama	Southeast Sunbelt	5	5	370,894	4.3%	100%	14,083,966	4.9%
Missouri	The Heartland	2	8	583,694	6.8%	100%	14,037,633	4.9%
New York	Northeast & Caribbean	3	8	372,261	4.3%	100%	11,616,642	4.0%
Nebraska	The Heartland	3	3	312,639	3.6%	100%	10,029,410	3.5%
West Virginia	Mid-Atlantic	4	4	415,797	4.9%	100%	9,985,650	3.5%
Colorado	Rocky Mountain	4	4	395,913	4.6%	100%	9,781,530	3.4%
Utah	Rocky Mountain	2	2	244,542	2.9%	100%	9,764,980	3.4%
Tennessee	Southeast Sunbelt	3	3	267,093	3.1%	100%	9,730,140	3.4%
New Mexico	Greater Southwest	3	3	262,275	3.1%	100%	8,892,964	3.1%
Illinois	Great Lakes	2	4	245,785	2.9%	89%	8,221,018	2.9%
Indiana	Great Lakes	3	3	196,482	2.3%	100%	7,753,306	2.7%
South Carolina	Southeast Sunbelt	3	4	236,790	2.8%	100%	7,694,028	2.7%
Oregon	Northwest Arctic	1	16	211,156	2.5%	95%	6,513,501	2.3%
Maryland	National Capital	2	2	131,655	1.5%	100%	5,831,216	2.0%
Montana	Rocky Mountain	2	2	182,110	2.1%	100%	5,415,087	1.9%
Louisiana	Greater Southwest	3	3	195,248	2.3%	100%	5,333,334	1.9%
Pennsylvania	Mid-Atlantic	2	3	125,299	1.5%	94%	4,475,837	1.6%
Kentucky	Southeast Sunbelt	2	2	77,420	0.9%	100%	3,201,864	1.1%
Connecticut	New England	1	1	56,330	0.7%	100%	2,924,741	1.0%
Arkansas	Greater Southwest	1	1	102,377	1.2%	100%	2,314,757	0.8%
Ohio	Great Lakes	1	3	61,384	0.7%	100%	2,229,156	0.8%
Florida	Southeast Sunbelt	1	1	30,000	0.3%	100%	2,215,576	0.8%
Georgia	Southeast Sunbelt	1	1	35,000	0.4%	100%	2,191,933	0.8%
Mississippi	Southeast Sunbelt	1	1	46,979	0.5%	100%	1,505,577	0.5%
Total / Weighted Average		89	125	8,572,470	100.0%	99%	$288,140,656	100.0%

Market
Pacific Rim		17	19	1,332,410	15.5%	100%	$61,398,258	21.3%
Greater Southwest(1)		16	18	1,567,939	18.3%	100%	42,314,714	14.7%
Southeast Sunbelt		16	17	1,064,176	12.4%	100%	40,623,084	14.1%
The Heartland		9	15	1,228,649	14.3%	100%	39,154,130	13.6%
National Capital		6	6	872,237	10.2%	100%	25,969,022	9.0%
Rocky Mountain		8	8	822,565	9.6%	100%	24,961,597	8.7%
Great Lakes		6	10	503,651	5.9%	94%	18,203,480	6.3%
Mid-Atlantic		6	7	541,096	6.3%	99%	14,461,487	5.0%
Northeast & Caribbean		3	8	372,261	4.3%	100%	11,616,642	4.0%
Northwest Arctic		1	16	211,156	2.5%	95%	6,513,501	2.3%
New England		1	1	56,330	0.7%	100%	2,924,741	1.0%
Total / Weighted Average		89	125	8,572,470	100.0%	99%	$288,140,656	100.0%
(1)	One property entirely leased to a private tenants is located in the Greater Southwest region.

Our portfolio of operating properties has a stable tenant base that is diversified among U.S. Government agencies. Our U.S. Government tenant agencies include a number of the U.S. Government’s largest and most essential agencies. As of December 31, 2021 our operating properties were 99% leased by 47 tenants. The following table provides information about the tenants that leased our properties as of December 31, 2021, and includes tenants of properties held by our unconsolidated joint venture:

Tenant(1)	Weighted Average Remaining Lease Term(2)	Leased Square Feet	Percentage of Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income
U.S. Government
Department of Veteran Affairs ("VA")	15.2	1,539,658	18.1%	$59,065,877	20.6%
Federal Bureau of Investigation ("FBI")	6.6	1,363,720	15.9%	44,995,776	15.6%
Drug Enforcement Administration ("DEA")	10.1	601,497	7.0%	26,105,030	9.1%
U.S. Citizenship and Immigration Services ("USCIS")	14.8	520,807	6.1%	14,885,579	5.2%
Judiciary of the U.S. ("JUD")	6.4	336,059	3.9%	12,137,798	4.2%
Food and Drug Administration ("FDA")	14.1	209,991	2.4%	11,693,921	4.1%
Immigration and Customs Enforcement ("ICE")	5.2	245,770	2.9%	9,960,991	3.5%
Environmental Protection Agency ("EPA")	4.5	241,564	2.8%	9,842,917	3.4%
Internal Revenue Service ("IRS")	11.6	233,387	2.7%	8,568,871	3.0%
U.S. Joint Staff Command ("JSC")	6.4	403,737	4.7%	8,176,525	2.8%
Bureau of the Fiscal Service ("BFS")	15.7	266,176	3.1%	6,698,442	2.3%
Federal Aviation Administration ("FAA")	1.8	194,540	2.3%	6,547,118	2.3%
Patent and Trademark Office ("PTO")	13.0	190,546	2.2%	6,194,392	2.1%
U.S. Forest Service ("USFS")	4.4	191,175	2.2%	6,142,610	2.1%
Social Security Administration ("SSA")	4.7	189,276	2.2%	5,076,177	1.8%
Federal Emergency Management Agency ("FEMA")	16.8	210,373	2.5%	4,611,427	1.6%
U.S. Attorney Office ("USAO")	12.0	110,008	1.3%	4,042,192	1.4%
Customs and Border Protection ("CBP")	9.3	68,000	0.8%	3,841,220	1.3%
Department of Transportation ("DOT")	2.6	129,659	1.5%	3,830,603	1.3%
Occupational Safety and Health Administration ("OSHA")	2.1	75,000	0.9%	3,010,443	1.0%
Defense Health Agency ("DHA")	12.3	101,285	1.2%	2,340,113	0.8%
Department of Energy ("DOE")	7.6	120,496	1.4%	2,246,152	0.8%
Military Entrance Processing Command ("MEPCOM")	3.7	30,000	0.3%	2,215,576	0.8%
U.S. Department of Agriculture ("USDA")	5.6	69,440	0.8%	2,153,619	0.7%
National Weather Service ("NWS")	12.0	94,378	1.1%	2,096,067	0.7%
Bureau of Indian Affairs ("BIA")	10.5	78,184	0.9%	2,034,978	0.7%
National Park Service ("NPS")	2.5	62,772	0.7%	1,829,707	0.6%
Bureau of Reclamation ("BOR")	11.3	69,518	0.8%	1,755,690	0.6%
General Services Administration - Other	3.7	54,803	0.6%	1,710,704	0.6%
U.S. Coast Guard ("USCG")	6.0	59,547	0.7%	1,629,293	0.6%
Small Business Administration ("SBA")	15.7	42,835	0.5%	1,308,347	0.5%
National Oceanic and Atmospheric Administration ("NOAA")	6.1	33,403	0.4%	1,229,686	0.4%
U.S. Army Corps of Engineers ("ACOE")	3.1	39,320	0.5%	1,098,843	0.4%
Health Resources and Services Administration ("HRSA")	18.6	27,569	0.3%	850,262	0.3%
Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF")	3.6	21,342	0.2%	798,980	0.3%
Office of the Field Solicitor ("OFC")	11.3	4,526	0.1%	114,305	0.0%
Office of the Special Trustee for American Indians ("OST")	11.3	3,359	0.0%	84,832	0.0%
U.S. Marshals Service ("USMS")	5.1	1,054	0.0%	48,555	0.0%
Department of Labor ("DOL")	2.1	1,004	0.0%	23,193	0.0%
U.S. Probation Office ("USPO")	2.1	452	0.0%	10,450	0.0%
Subtotal	9.9	8,236,230	96.0%	$281,007,261	97.5%

Private Tenants
Other Private Tenants	3.3	80,438	0.9%	1,981,831	0.7%
CVS Health	3.4	60,324	0.7%	1,378,700	0.5%
ExamOne	2.4	50,105	0.6%	1,026,876	0.4%
St. Luke's Health System	5.0	32,043	0.4%	922,213	0.3%
Providence Health & Services	3.7	21,643	0.3%	725,322	0.3%
We Are Sharing Hope SC	0.2	21,609	0.3%	697,341	0.2%
Lummus Corporation	6.6	70,078	0.8%	401,112	0.1%
Subtotal	3.9	336,240	4.0%	$7,133,395	2.5%
Total / Weighted Average	9.7	8,572,470	100.0%	$288,140,656	100.0%
(1)

If a property is leased to multiple tenants the weighted average remaining lease term, leased square feet, annualized lease income and percentage of total annualized lease income have been allocated to the respective tenant agency.

(2)	Weighted based on leased square feet.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties based on the date the property was built or renovated-to-suit where applicable (approximately 16.4 years), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of December 31, 2021, and includes leases in place for properties held by our unconsolidated joint venture:

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2021	4	205,136	2.4%	$6,977,893	2.4%	$34.02
2022	5	160,772	1.9%	5,918,964	2.1%	36.82
2023	11	395,208	4.6%	14,641,597	5.1%	37.05
2024	13	807,829	9.4%	24,572,843	8.5%	30.42
2025	16	680,041	7.9%	22,821,844	7.9%	33.56
2026	6	295,783	3.5%	9,237,623	3.2%	31.23
2027	7	502,963	5.9%	17,967,789	6.2%	35.72
2028	9	794,819	9.3%	16,887,019	5.9%	21.25
2029	5	493,794	5.8%	14,003,218	4.9%	28.36
2030	0	—	0.0%	—	0.0%	—
2031	2	100,502	1.2%	4,001,598	1.4%	39.82
Thereafter	47	4,135,623	48.1%	151,110,268	52.4%	36.54
Total / Weighted Average	125	8,572,470	100.0%	$288,140,656	100.0%	$33.61
(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of December 31, 2021, 19 leases occupying approximately 5.3% of our leased square feet and contributing approximately 4.9% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Information about our development property as of December 31, 2021 is set forth in the table below:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange under the symbol “DEA”. We had 25 stockholders of record of our common stock as of February 18, 2022. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Performance Graph

The following performance graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the Russell 2000 Index and the cumulative total return of the FTSE Nareit Equity REITs Index. The FTSE Nareit Equity REITs Index represents performance of all publicly-traded US Equity REITs not designated as Timber REITs or Infrastructure REITs.  The graph covers the period from December 31, 2016 through December 31, 2021 and assumes that $100 was invested in our common stock and in each index on December 31, 2016 and that all dividends were reinvested. The information in this paragraph and the following performance graph are deemed to be furnished, not filed.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

None.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the audited consolidated financial statements and related notes thereto as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 and the sections entitled “Risk Factors,” “Forward Looking Statements,” “Business,” and “Properties” contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Forward Looking Statements.”

Overview

References to “Easterly,” “we,” “our,” “us” and “our company” refer to Easterly Government Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries including Easterly Government Properties LP, a Delaware limited partnership, which we refer to herein as our operating partnership. We present certain financial information and metrics “at Easterly Share,” which is calculated on an entity-by-entity basis.  “At Easterly Share” information, which we also refer to as being “at share,” “pro rata,” “our pro rata share” or “our share” is not, and is not intended to be, a presentation in accordance with GAAP.

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

We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of December 31, 2021, we wholly owned 85 operating properties and four operating properties through an unconsolidated joint venture in the United States encompassing approximately 8.6 million leased square feet (8.4 million pro rata), including 88 operating properties that were leased primarily to U.S. Government tenant agencies and one operating property that was entirely leased to a private tenant. As of December 31, 2021, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of our operating partnership and owned approximately 89.0% of the aggregate limited partnership interests in our operating partnership, which we refer to herein as common units, as of December 31, 2021. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

On March 17, 2021, we acquired a 17,420 square foot U.S Immigration and Customs Enforcement (“ICE”) office in Louisville, Kentucky. The building is a built-to-suit office facility completed in 2011. The facility is leased to the GSA for beneficial use of ICE which expired in May 2021 and is in holdover as of December 31, 2021.

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

Dispositions

On June 4, 2021, we sold SSA – Mission Viejo to a third party. Net proceeds from the sale of operating property were approximately $3.3 million and we recognized a gain on the sale of operating property of approximately $0.5 million for the year ended December 31, 2021.

On September 28, 2021, we sold United Technologies Midland to a third party. Net proceeds from the sale of operating property were approximately $4.0 million and we recognized a gain on the sale of operating property of approximately $0.8 million for the year ended December 31, 2021.

Investment in unconsolidated real estate venture

On October 13, 2021, we formed a new JV with a global investor (the “JV Partner”) to fund the acquisition of a portfolio of ten properties anticipated to encompass 1,214,165 leased square feet (the “Portfolio Acquisition”). We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement, and will act as manager of the Portfolio Acquisition properties, with customary rights and obligations, and will receive asset management fees and a promote interest.

The JV will serve as the vehicle for the Portfolio Acquisition and was assigned the rights of the purchase and sale agreement entered into by our operating partnership on September 30, 2021. The aggregate contractual purchase price for the Portfolio Acquisition is $635.6 million and the portfolio is 100% leased to the VA with a weighted average lease term of 19.6 years. As of December 31, 2021, the JV had closed on four of the ten properties included in the Portfolio Acquisition.

On October 13, 2021, the JV acquired a 31,062 square foot VA field office located in Lenexa, Kansas. The building is a build-to-suit property that was completed during 2021. The facility is leased to the VA and has a lease expiration of May 2041.

On October 13, 2021, the JV acquired a 120,916 square foot VA field office located in Lubbock, Texas. The building is a build-to-suit property that was completed during 2020. The facility is leased to the VA and has a lease expiration of December 2040.

On November 17, 2021, the JV acquired a 94,566 square foot VA field office located in Chattanooga, Tennessee. The building is a build-to-suit property that was completed during 2020. The facility is leased to the VA and has a lease expiration of November 2035.

On December 22, 2021, the JV acquired a 226,148 square foot VA field office located in San Antonio, Texas. The building is a build-to-suit property that was completed during 2021. The facility is leased to the VA and has a lease expiration of August 2041.

We expect the JV to close on the remaining Portfolio Acquisition during 2022 and 2023.

Impact of the COVID-19 Pandemic

The novel coronavirus, or COVID-19, pandemic, has caused and continues to cause significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We continue to carefully monitor the COVID-19 pandemic, including the emergence of new variants, and its potential impact on our business. We are following guidelines established by the Centers for Disease Control and the World Health Organization and orders issued by the state and local governments where we operate. In addition, we have taken a number of precautionary steps to safeguard our business and our employees from the COVID-19 pandemic, including, but not limited to, implementing non-essential travel restrictions when necessary and facilitating telecommuting arrangements for our employees. We have taken these precautionary steps while maintaining business continuity so that we can continue to deliver service to and meet the demands of our tenants, including our U.S. Government tenant agencies.

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

Financial information analyzed below reflects the audited financial statements as of December 31, 2021, included in the F pages of this Annual Report on Form 10-K.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2021 and December 31, 2020

The financial information presented below summarizes the results of operations of our company for the years ended December 31, 2021 and 2020.

	For the years ended December 31,
(Amounts in thousands)	2021	2020	Change
Revenues
Rental income	$267,389	$238,131	$29,258
Tenant reimbursements	5,187	4,497	690
Asset management income	136	—	136
Other income	2,148	2,450	(302)
Total revenues	274,860	245,078	29,782
Expenses
Property operating	56,693	48,430	8,263
Real estate taxes	30,429	27,125	3,304
Depreciation and amortization	91,266	93,803	(2,537)
Acquisition costs	1,939	2,087	(148)
Corporate general and administrative	23,522	20,630	2,892
Total expenses	203,849	192,075	11,774
Other income (expense)
Income from unconsolidated real estate venture	271	—	271
Interest expense, net	(38,632)	(35,480)	(3,152)
Gain (loss) on the sale of operating properties	1,307	(3,995)	5,302
Net income	$33,957	$13,528	$20,429

Revenues

Total revenues increased $29.8 million to $274.9 million for the year ended December 31, 2021 compared to $245.1 million for the year ended December 31, 2020.

The $29.3 million increase in Rental income is primarily attributable to an increase in revenues from the eight operating properties acquired since December 31, 2020, favorable lease renewals, a full period of operations from the nine operating properties acquired and one development property placed in service during the year ended December 31, 2020, offset by a decrease in revenues attributable to the disposal of two operating properties since December 31, 2020 and the disposal of one operating property during the year ended December 31, 2020.

The $0.7 million increase in Tenant reimbursements are primarily attributable to an increase in tenant project reimbursements.

The $0.3 million decrease in Other income is primarily attributable to a decrease in parking and interest income.

The $0.1 million increase in Asset management income is attributable to the fee earned by the Company for asset management of the JV.

Expenses

Total expenses increased by $11.8 million to $203.8 million for the year ended December 31, 2021 compared to $192.1 million for the year ended December 31, 2020.

The $8.3 million increase in Property operating expenses is primarily attributable to an increase in property operating expenses associated with the eight operating properties acquired since December 31, 2020, a full period of operations from the nine operating properties acquired and one development property placed in service during the year ended December 31, 2020 and an increase in expenses associated with internal asset management costs.

The $3.3 million increase in Real estate taxes is also primarily attributable to the eight operating properties acquired since December 31, 2020 as well as a full period of operations from the nine operating properties acquired and one development property placed in service during the year ended December 31, 2020.

Additionally, the $2.5 million decrease in Depreciation and amortization is primarily attributable to a decrease in amortization related to fully amortized lease intangibles offset by the eight operating properties acquired since December 31, 2020, as well as a full period of operations from the nine operating properties acquired and one development property placed in service during the year ended December 31, 2020.

The $2.9 million increase in Corporate and general administrative costs was primarily due to an increase in employee costs.

Income from unconsolidated real estate venture

On October 13, 2021, the Company formed a new JV to fund the acquisition of a portfolio of ten properties in which the Company owns a 53.0% interest. The increase in Income from unconsolidated real estate venture is attributable to the Company’s pro rata share of operations from properties acquired by the JV in the fourth quarter of 2021.

Interest Expense

Interest expense increased by $3.2 million to $38.6 million for the year ended December 31, 2021 compared to $35.5 million for the year ended December 31, 2020.  The increase is primarily related to issuances of our 2021 series unsecured senior notes (as described below) and a decrease in capitalized interest on our development projects resulting from the completion of FDA – Lenexa in the third quarter of 2020.

Gain (Loss) on the sale of operating properties

Gain (loss) on the sale of operating properties increased by $5.3 million to a $1.3 million gain for the year ended December 31, 2021 compared to a $4.0 million loss for the year ended December 31, 2020.  Loss on the sale of operating properties in 2020 of $4.0 million was due to the sale of DEA – Otay in the fourth quarter of 2020.  The gain on the sale of operating properties in 2021 of $1.3 million was due to the sale of SSA – Mission Viejo in the second quarter of 2021 and United Technologies – Midland in the third quarter of 2021.

Comparison of Results of Operations for the Years Ended December 31, 2020 and December 31, 2019

Information pertaining to fiscal year 2019 was included in our Annual Report on Form 10-K for the year ended December 31, 2020 on page 35 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations”, which was filed with the Securities and Exchange Commission, or SEC, on February 24, 2021.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, planned and possible acquisitions of properties, including the remaining Portfolio Acquisition properties through the JV, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At December 31, 2021, we had approximately $11.1 million available in cash and cash equivalents and there was $435.5 million available under our revolving credit facility.

Our primary expected sources of capital are as follows:

•	cash and cash equivalents;
•	operating cash flow;
•	distribution of cash flows from the JV;
•	available borrowings under our revolving credit facility;
•	issuance of long-term debt;
•	issuance of equity, including under our ATM Programs (as described below); and
•	asset sales.

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•	development and redevelopment activities, including major redevelopment, renovation or expansion programs at individual properties;
•	property acquisitions under contract, including our JV share of the remaining Portfolio Acquisition properties;
•	tenant improvements allowances and leasing costs;
•	recurring maintenance and capital expenditures;
•	debt repayment requirements;
•	corporate and administrative costs;
•	interest payments on our outstanding indebtedness;
•	interest swap payments; and
•	distribution payments.

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

Equity

Shelf Registration Statement on Form S-3

On February 25, 2021, we filed an automatic universal shelf registration statement on Form S-3 with the SEC, which was deemed automatically effective and which provides for the registration of unspecified amounts of securities. However, there can be no assurance that we will be able to complete any such offerings of securities in the future.

Offering of Common Stock on a Forward Basis

On August 11, 2021, we and the operating partnership completed an underwritten public offering of 6,300,000 shares of common stock offered by forward dealers. We also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of

6,300,000 shares of our common stock. On December 28, 2021, we partially settled 3,991,000 shares of common stock under the Forward Sale Agreements and received net proceeds of approximately $85.0 million. We expect to physically settle the remaining Forward Sale Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock upon one or more such physical settlements within approximately one year from the date of the offering. Although we expect to settle the Forward Sale Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net-share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive, or may owe, cash or shares of our common stock from or to the forward purchasers. The Forward Sale Agreements provide for an initial forward price of $21.64 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

ATM Programs

On each of March 4, 2019 and December 20, 2019, we entered into separate equity distribution agreements with various financial institutions pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million and $300.0 million, respectively, from time to time (the “2019 ATM Programs”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. The 2019 ATM Programs implemented on March 4, 2019 and December 20, 2019 are referred to as the “March 2019 ATM Program” and “December 2019 ATM Program” respectively. Under each of the 2019 ATM Programs, we may also enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of the financial institutions and, under the December 2019 ATM Program only, Truist Bank, for the sale of shares of our common stock on a forward basis.

On June 22, 2021, we entered into separate equity distribution agreements with various financial institutions pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time (the “2021 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the 2021 ATM Program, we may also enter into one or more forward sale transactions under separate master forward sale confirmations and related supplemental confirmations with each of the financial institutions for the sale of shares of our common stock on a forward basis.

The following table sets forth certain information with respect to issuances, including in settlement of forward sales transactions, made under the 2019 ATM Programs in each fiscal quarter in the year ended December 31, 2021 (amounts in thousands except share amounts):

	March 2019 ATM Program		December 2019 ATM Program
For the Three Months Ended:	Number of Shares Issued(1)	Net Proceeds(1)	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2021	—	$—	1,556,824	$39,998
June 30, 2021	—	—	—	—
September 30, 2021	246,363	6,451	1,868,045	43,556
December 31, 2021	—	—	—	—
Total	246,363	$6,451	3,424,869	$83,554
(1)

Shares issued by us, which were all issued in settlement of forward sales transactions. Additionally, as of December 31, 2021, we had entered into forward sales transactions under the December 2019 ATM Program for the sale of an additional 2,135,289 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from January 2022 to December 2022. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $21.97 per share, we expect to receive net proceeds of approximately $46.9 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. We accounted for the forward sale agreements as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the year ended December 31, 2021.

We used the net proceeds received from such sales for general corporate purposes. As of December 31, 2021, we had approximately $300.0 million of gross sales of our common stock available under the 2021 ATM Program, $93.2 million of gross sales of its common stock available under the December 2019 ATM Program and no remaining availability under the March 2019 ATM Program.

Contribution of Property for Common Units

On May 20, 2021, we acquired NWS – Kansas City for which we paid, as partial consideration, 975,452 common units of our operating partnership. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.

Debt

 Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of December 31, 2021 (dollars in thousands):

	Principal Outstanding	Interest	Current
Loan	December 31, 2021	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$14,500	L + 120bps	July 2025 (3)
Total revolving credit facility	14,500

Term loan facilities:
2016 term loan facility	100,000	2.62% (5)	March 2024
2018 term loan facility (4)	150,000	3.91% (6)	July 2026
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,421)
Total term loan facilities, net	248,579

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
Total notes payable	700,000
Less: Total unamortized deferred financing fees	(4,411)
Total notes payable, net	695,589

Mortgage notes payable:
DEA - Pleasanton	15,700	L + 150bps (7)	October 2023
VA - Golden	8,832	5.00% (7)	April 2024
MEPCOM - Jacksonville	6,764	4.41% (7)	October 2025
USFS II - Albuquerque	15,135	4.46% (7)	July 2026
ICE - Charleston	14,824	4.21% (7)	January 2027
VA - Loma Linda	127,500	3.59% (7)	July 2027
CBP - Savannah	11,203	3.40% (7)	July 2033
USCIS - Kansas City	51,500	3.68% (7)	August 2024
Total mortgage notes payable	251,458
Less: Total unamortized deferred financing fees	(1,852)
Less: Total unamortized premium/discount	2,815
Total mortgage notes payable, net	252,421

Total debt	$1,211,089

(1)

At December 31, 2021 the one-month LIBOR (“L”) was 0.10%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our revolving credit facility, our 2018 term loan facility and our 2016 term loan facility (each as defined below) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $435.5 million at December 31, 2021, with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)	Our 2018 term loan facility has undrawn capacity up to $50.0 million of which is available during a delayed draw period.
(5)

Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.62% annually, based on our consolidated leverage ratio, as defined in our 2016 term loan facility agreement.

(6)

Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 3.91% annually, based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.

(7)

Effective interest rates are as follows: DEA – Pleasanton 1.80%, VA – Golden 5.03%, MEPCOM – Jacksonville 3.89%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%, USCIS – Kansas City 2.05%.

Our revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2021, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of December 31, 2021 (dollars in thousands):

Debt Capital Structure	December 31, 2021
Total principal outstanding	$1,215,958
Weighted average maturity	6.7 years
Weighted average interest rate	3.5%
% Variable debt	2.5%
% Fixed debt (1)	97.5%
% Secured debt	20.7%
(1)	Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Private Placement of Senior Unsecured Notes

On May 11, 2021, we and our operating partnership entered into a note purchase agreement pursuant to which our operating partnership would issue and sell an aggregate of up to $250.0 million of fixed rate, senior unsecured notes (the “Notes”) consisting of (i) 2.62% Series A Senior Notes due October 14, 2028, in an aggregate principal amount of $50.0 million, and (ii) 2.89% Series B Senior Notes due October 14, 2030, in an aggregate principal amount of up to $200.0 million.

On October 14, 2021, our operating partnership issued and sold, an aggregate of $250.0 million of the Notes pursuant to the note purchase agreement entered into on May 11, 2021. The Notes are unconditionally guaranteed by us and various subsidiaries of our operating partnership.

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

Our operating partnership is the borrower, and certain of our subsidiaries that directly own certain of our properties are guarantors under our senior unsecured credit facility. Our revolving credit facility has an initial four-year term and will mature in July 2025, with two six-month as-of-right extension options, subject to certain conditions and the payment of an extension fee. Our 2018 term loan facility has a five-year term and will mature in July 2026. In addition, our 2018 term loan facility is prepayable without penalty for the entire term of the loan.

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

If our operating partnership achieves certain sustainability targets as defined in the second amended senior unsecured credit agreement, the applicable margin will decrease by 0.01%.

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

Material Cash Commitments

The following table shows our material cash commitments as of December 31, 2021:

	Payments due by period
	Total	2022	2023	2024	2025	2026	Thereafter
Mortgage principal and interest	$291,564	$14,609	$30,260	$73,000	$13,359	$15,470	$144,866
Revolving credit facility principal and interest	18,407	1,097	1,097	1,097	15,116	—	—
Term loan facilities principal and interest	285,075	8,590	8,590	108,590	5,958	153,347	—
Senior unsecured notes payable principal and interest	916,291	24,885	24,885	24,885	24,885	24,885	791,866
Development property obligations (1)	5,963	1,022	666	4,275	—	—	—
Total	$1,517,300	$50,203	$65,498	$211,847	$59,318	$193,702	$936,732
(1)

Due to the long-term nature of certain construction and development contracts included in this line, the amounts reported in the table represent our estimate of the timing for the related obligations being paid.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of December 31, 2021, we have investments in our unconsolidated real estate venture totaling $131.9 million. For a more complete description of our unconsolidated real estate venture, see Note 4 to the Consolidated Financial Statements.

As of December 31, 2021, we had capital commitments to our unconsolidated real estate venture totaling $131.2 million. As of December 31, 2021, none of the properties owned by our unconsolidated real estate venture were encumbered by mortgage indebtedness.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2021	April 29, 2021	May 14, 2021	May 26, 2021	0.260
Q2 2021	July 27, 2021	August 12, 2021	August 24, 2021	0.265
Q3 2021	October 28, 2021	November 12, 2021	November 24, 2021	0.265
Q4 2021	February 22, 2022	March 10, 2022	March 22, 2022	0.265

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

Cash Flow

Comparison of Cash Flow for the Years Ended December 31, 2021 and December 31, 2020

The following table sets forth a summary of cash flows for our company for the years ended December 31, 2021 and 2020:

	For the years ended December 31,
	2021	2020	Change
(Amounts in thousands)
Net cash provided by (used in):
Operating activities	$118,344	$145,197	$(26,853)
Investing activities	(363,042)	(290,175)	(72,867)
Financing activities	250,172	144,098	106,074

Operating Activities

We generated $118.3 million and $145.2 million of cash from operating activities during the years ended December 31, 2021 and 2020, respectively. Net cash provided by operating activities for the year ended December 31, 2021 included $116.4 million in net cash from rental activities net of expenses and $2.0 million related to the changes in tenant accounts receivables, prepaid expense and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the year ended December 31, 2020 included $105.0 million in net cash from rental activities net of expenses and $40.2 million related to the changes in tenant accounts receivables, prepaid expense and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations and accounts payable, accrued expenses and other liabilities.

Investing Activities

We used $363.0 million and $290.2 million in cash for investing activities during the years ended December 31, 2021 and 2020, respectively. Net cash used in investing activities for the year ended December 31, 2021 primarily included $214.7 million in real estate acquisitions, $131.6 million in investment in unconsolidated real estate venture, $17.9 million in additions to operating properties and $6.2 million in additions to development properties, offset by $7.3 million in proceeds from sales. Net cash used in investing activities for the year ended December 31, 2020 primarily included $232.7 million in real estate acquisitions, $43.0 million in additions to development properties and $18.0 million in additions to operating properties, offset by $3.5 million in proceeds from sales.

Financing Activities

We generated $250.2 million and $144.1 million in cash from financing activities during the years ended December 31, 2021 and 2020, respectively. Net cash provided by financing activities for the year ended December 31, 2021 included $250.0 million in gross proceeds from the issuance of Notes and $175.9 million in gross proceeds from issuance of shares of our common stock, offset by $100.0 million in dividends, $64.8 million in net paydowns under the revolving credit facility, $5.3 million in deferred financing costs, $4.2 million in mortgage debt repayment, and $1.5 million in payment of deferred offering costs. Net cash provided by financing activities for the year ended December 31, 2020 included $162.0 million in gross proceeds from issuance of shares of our common stock and $79.3 million in net draws under the revolving credit facility, offset by $91.7 million in dividends, $3.6 million in mortgage debt repayment, and $1.9 million in payment of deferred offering costs.

Comparison of Cash Flow for the Years Ended December 31, 2020 and December 31, 2019

Information pertaining to fiscal year 2019 was included in our Annual Report on Form 10-K for the year ended December 31, 2020 on page 42 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations”, which was filed with SEC on February 24, 2021.

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

Funds From Operations and Funds From Operations, as Adjusted

FFO is a supplemental measure of our performance. We present FFO calculated in accordance with the current National Association of Real Estate Investment Trusts, or Nareit, definition set forth in the Nareit FFO White Paper – Restatement 2018. FFO includes the REIT’s share of FFO generated by unconsolidated affiliates. In addition, we present FFO, as Adjusted for certain other adjustments that we believe enhance the comparability of our FFO across periods and to the FFO reported by other publicly traded REITs. FFO is a supplemental performance measure that is commonly used in the real estate industry to assist investors and analysts in comparing results of REITs.

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

We adjust FFO to present FFO, as Adjusted as an alternative measure of our operating performance, which, when applicable, excludes the impact of acquisition costs, straight-line rent, amortization of above-/below-market leases, amortization of deferred revenue (which results from landlord assets funded by tenants), non-cash interest expense, non-cash compensation, other non-cash items and the unconsolidated real estate venture’s allocated share of these adjustments. By excluding these income and expense items from FFO, as Adjusted, we believe we provide useful information as these items have no cash impact.  In addition, by excluding acquisition related costs we believe FFO, as Adjusted provides useful information that is comparable across periods and more accurately reflects the operating performance of our properties.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	For the years ended December 31,
	2021	2020	2019
Net income	$33,957	$13,528	$8,224
Depreciation of real estate assets	91,189	93,803	92,439
(Gain) loss on the sale of operating properties	(1,307)	3,995	(6,245)
Unconsolidated real estate venture allocated share of above adjustments	362	—	—
FFO	124,201	111,326	94,418
Adjustments to FFO:
Acquisition costs	1,939	2,087	1,738
Straight-line rent and other non-cash adjustments	(4,417)	(3,432)	(2,276)
Amortization of above-/below-market leases	(4,589)	(5,894)	(6,320)
Amortization of deferred revenue	(5,616)	(3,528)	(1,007)
Non-cash interest expense	1,369	1,441	1,333
Non-cash compensation	5,050	4,093	4,909
Depreciation of non-real estate assets	77	—	—
Unconsolidated real estate venture allocated share of above adjustments	(54)	—	—
FFO, as Adjusted	$117,960	$106,093	$92,795

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

Development Activities

As of December 31, 2021, we had one property under development.  We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit new developments and redevelopments for existing U.S. Government tenant agencies. These development activities may include some risks such as:

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

Inflation

Substantially all of our leases provide for operating expense escalation.  We believe inflationary increases in expenses may be at least partially offset by the contractual expense escalations described above. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base these estimates, judgments, and assumptions on historical experience, current trends, and various other factors that we believe to be reasonable under the circumstances. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements.

Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, which utilize these critical accounting estimates, can be found in Note 2, “Significant Accounting Policies,” of our consolidated financial statements.

Real Estate Properties Acquired

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

We completed acquisitions of eight wholly owned properties for an aggregate purchase price of $287.6 million during the year ended December 31, 2021. We completed acquisitions of nine wholly owned properties for an aggregate purchase price of $252.7 million during the year ended December 31, 2020. These transactions were accounted for as asset acquisitions, and the purchase price of each was allocated based on the relative fair value of the asset acquired and liabilities assumed.

Impairment of Long-Lived Assets

We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. We determine the amount of any impairment loss by comparing the historical carrying value to estimated fair value. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value.

In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our long-lived assets. If we change our estimate of the remaining lives, we allocate the carrying value of the affected assets over their revised remaining lives.

As of December 31, 2021 and 2020, no impairment related to our long-lived assets was identified.

Impairment of Unconsolidated Real Estate Venture

We account for our investment in the unconsolidated real estate venture under the equity method. Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of the earnings or losses, distributions received, and other-than-temporary impairments.

Our unconsolidated real estate venture is evaluated for impairment when conditions exist that may indicate that the decrease in the carrying amount of our investment has occurred and is other than temporary. Triggering events or impairment indicators for our unconsolidated real estate venture include, recurring operating losses of an investee, absence of an ability to recover the carrying amount of the investee, the ability of an investee to sustain an earnings capacity and a carrying amount that exceeds the fair value of the investment. Upon determination that an other-than-temporary impairment has occurred, a write-down is recognized to reduce the carrying amount of investment to its estimated fair value.

As of December 31, 2021, the carrying amount of our investment in in our unconsolidated real estate venture was $131.8 million, or approximately 4.7% of our total assets. During the year ended December 31, 2021, no other-than-temporary impairment related to our unconsolidated real estate venture was identified.  We did not own an interest in the unconsolidated real estate venture as of December 31, 2020.

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

As of December 31, 2021, $1.2 billion, or 97.5% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $30.2 million, or 2.5%, had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.1 million annually.

In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease publication of certain LIBOR settings after 2021, while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. While this announcement extended the transition period to June 2023, the United States Federal Reserve Board and other regulatory bodies concurrently issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. In the U.S., the Alternative Reference Rates Committee (“AARC”), which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended that the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. Our senior unsecured revolving credit facility and term loan facilities provide for replacement of LIBOR if it becomes unavailable during the term of the facilities. However, for instruments into which we may enter in the future, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract.

The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or swaps, but if our contracts indexed to LIBOR, including certain contracts governing our variable rate debt and our interest rate swaps, are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available. Additionally, although SOFR is the AARC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR. See Note 2 to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a -15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2021. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment management concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10 K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2021, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes certain information about our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)(2)	$3,420,836	$—	$1,616,685
Equity compensation plans not approved by stockholders	—	—	—
Total	$3,420,836	$—	$1,616,685
(1)

The amount in column (a) includes 3,420,836 LTIP units issued under our 2015 equity incentive plan that, upon the satisfaction of certain conditions, are convertible into common units, which may then be redeemed for cash, or, at our option, an equal number of shares of common stock, subject to certain restrictions.  There is no exercise price associated with LTIP units.

(2)	The amount in column (c) excludes the number of LTIP units referenced in column (a) and 236,438 shares of restricted common stock issued under our 2015 equity incentive plan.

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

10.6†

Employment Agreement, by and among Easterly Government Properties Services LLC, Easterly Government Properties LP, Easterly Government Properties, Inc., and Meghan G. Baivier, dated May 12, 2015 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 13, 2015 and incorporated herein by reference)

10.7†

Form of Indemnification Agreement between Easterly Government Properties, Inc. and each of its Directors and Executive Officers (previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.8

Form of Tax Protection Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP and Michael P. Ibe (previously filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.9

Tax Protection Agreement among Easterly Government Properties LP, West Pleasanton Lab, LLC and Michael P. Ibe, dated October 21, 2015 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 5, 2015 and incorporated herein by reference)

10.10

License Agreement between Easterly Government Properties, Inc. and Easterly Capital, LLC, dated January 26, 2015 (previously filed as Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 on February 4, 2015 and incorporated herein by reference)

10.11

Second Amended and Restated Credit Agreement dated as of July 23, 2021, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors, name therein, with Citibank, N.A., as administrative agent, PNC Bank, National Association and Wells Fargo Bank, N.A., as Co-Syndication agents, BMO Harris Bank, N.A., Raymond James Bank, N.A., Royal Bank of Canada and Truist Bank as Co-Documentation agents, and Citibank, N.A., PNC Capital Markets LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Running Managers and the other financial institutions party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 29, 2021 and incorporated herein by reference)

10.12

Term Loan Agreement, among Easterly Government Properties LP, as Borrower, Easterly Government Properties, Inc., as Parent Guarantor, and certain subsidiaries of Easterly Government Properties, Inc. from time to time party thereto, as Guarantors, PNC Bank, National Association, as Administrative Agent, U.S. Bank National Association and SunTrust Bank, as Syndication Agents, and PNC Capital Markets LLC, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners and the Initial Lenders named therein, dated September 29, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 5, 2016 and incorporated herein by reference)

10.13

Second Amendment to Term Loan Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and SunTrust Bank, as Lenders, dated as of June 18, 2018 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 21, 2018 and incorporated herein by reference)

10.14

Third Letter Amendment to Term Loan Agreement, dated as of October 3, 2018, by and among Easterly Government Properties, Inc., as Parent Guarantor, Easterly Government Properties LP, as Borrower, the Subsidiary Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and SunTrust Bank, as Lenders (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 5, 2018 and incorporated herein by reference)

10.15

Fourth Amendment to Term Loan Agreement, dated as of July 23, 2021, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 29, 2021 and incorporated herein by reference)

10.16

Purchase and Sale Agreement, dated as of September 30, 2021, between the sellers identified therein and Easterly Government Properties LP (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 15, 2021 and incorporated herein by reference)

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on February 28, 2022.

EASTERLY GOVERNMENT PROPERTIES, INC.

By:	/s/ William C. Trimble, III
Name:	William C. Trimble, III
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Trimble, III	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2022
William C. Trimble, III

/s/ Meghan G. Baivier	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 28, 2022
Meghan G. Baivier

/s/ Allison E. Marino	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Allison E. Marino

/s/ Darrell W. Crate	Chairman of the Board of Directors	February 28, 2022
Darrell W. Crate

/s/ Michael P. Ibe	Director, Vice Chairman of the Board of Directors and Executive Vice President—Development and Acquisitions	February 28, 2022
Michael P. Ibe

/s/ William H. Binnie	Director	February 28, 2022
William H. Binnie

/s/ Cynthia A. Fisher	Director	February 28, 2022
Cynthia A. Fisher

/s/ Scott D. Freeman	Director	February 28, 2022
Scott D. Freeman

/s/ Emil W. Henry, Jr.	Director	February 28, 2022
Emil W. Henry, Jr.

/s/ Tara S. Innes	Director	February 28, 2022
Tara S. Innes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Easterly Government Properties, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Easterly Government Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2021 including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Accounting

As described in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2021, the Company acquired eight operating properties in asset acquisitions for an aggregate purchase price of $287.6 million. When the Company acquires properties, management allocates the purchase price to numerous tangible and intangible components. Management allocates the purchase price of properties based on the estimated fair value of the assets acquired and liabilities assumed, which generally consists of land, building, tenant improvements, and intangible assets and liabilities, which include in-place leases, leasing commissions and above and below market leases. Management’s process for determining the allocation requires many estimates and assumptions, including (i) market land, rental, discount and capitalization rates; (ii) leasing and tenant improvement costs associated with the remaining term of acquired leases; (iii) assumptions used in determining the in-place lease and if-vacant value including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs; (iv) renewal probabilities; and (v) allocation of the if-vacant value between land and building.

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

February 28, 2022

We have served as the Company’s or its predecessor’s auditor since 2014.

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31, 2021	December 31, 2020
Assets
Real estate properties, net	$2,399,188	$2,208,661
Cash and cash equivalents	11,132	8,465
Restricted cash	9,011	6,204
Tenant accounts receivable	58,733	45,077
Investment in unconsolidated real estate venture	131,840	—
Intangible assets, net	186,307	163,387
Prepaid expenses and other assets	29,901	25,746
Total assets	$2,826,112	$2,457,540
Liabilities
Revolving credit facility	14,500	79,250
Term loan facilities, net	248,579	248,966
Notes payable, net	695,589	447,171
Mortgage notes payable, net	252,421	202,871
Intangible liabilities, net	19,718	25,406
Deferred revenue	87,134	92,576
Interest rate swaps	5,700	12,781
Accounts payable, accrued expenses and other liabilities	60,890	48,549
Total liabilities	1,384,531	1,157,570

Commitments and contingencies (Note 13)

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 90,147,868 and 82,106,256 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	901	821
Additional paid-in capital	1,604,712	1,424,787
Retained earnings	62,023	31,965
Cumulative dividends	(379,895)	(291,652)
Accumulated other comprehensive loss	(5,072)	(11,351)
Total stockholders' equity	1,282,669	1,154,570
Non-controlling interest in Operating Partnership	158,912	145,400
Total equity	1,441,581	1,299,970
Total liabilities and equity	$2,826,112	$2,457,540

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the years ended December 31,
	2021	2020	2019
Revenues
Rental income	$267,389	$238,131	$208,544
Tenant reimbursements	5,187	4,497	10,210
Asset management income	136	—	—
Other income	2,148	2,450	2,968
Total revenues	274,860	245,078	221,722
Expenses
Property operating	56,693	48,430	48,279
Real estate taxes	30,429	27,125	23,643
Depreciation and amortization	91,266	93,803	92,439
Acquisition costs	1,939	2,087	1,738
Corporate general and administrative	23,522	20,630	20,184
Total expenses	203,849	192,075	186,283
Other income (expense)
Income from unconsolidated real estate venture	271	—	—
Interest expense, net	(38,632)	(35,480)	(33,460)
Gain (loss) on the sale of operating properties	1,307	(3,995)	6,245
Net income	33,957	13,528	8,224
Non-controlling interest in Operating Partnership	(3,899)	(1,567)	(1,017)
Net income available to Easterly Government Properties, Inc.	$30,058	$11,961	$7,207
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.35	$0.15	$0.10
Diluted	$0.35	$0.15	$0.10
Weighted- average common shares outstanding
Basic	84,043,012	78,219,491	68,769,526
Diluted	84,619,390	78,791,453	69,208,966
Dividends declared per common share	$1.05	$1.04	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the years ended December 31,
	2021	2020	2019
Net income	$33,957	$13,528	$8,224
Other comprehensive loss:
Unrealized gain (loss) on interest rate swaps, net	7,080	(7,485)	(8,061)
Other comprehensive gain (loss):	7,080	(7,485)	(8,061)
Comprehensive income	41,037	6,043	163
Non-controlling interest in Operating Partnership	(3,899)	(1,567)	(1,017)
Other comprehensive (gain) loss attributable to non-controlling interest	(801)	824	959
Comprehensive income attributable to Easterly Government Properties, Inc.	$36,337	$5,300	$105

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Total Equity
Balance at December 31, 2018	60,849,206	608	1,017,415	12,831	(139,103)	2,412	131,090	1,025,253
Cumulative effect adjustment related to adoption of Leases (Topic 842)	—	—	—	(34)	—	—	—	(34)
Stock based compensation	-	—	841	—	—	—	4,068	4,909
Grant of unvested restricted stock	89,961	1	(1)	—	—	—	—	-
Dividends and distributions paid ($1.04 per share)	-	—	-	—	(71,657)	—	(10,237)	(81,894)
Redemption of common units to common stock	396,929	4	5,824	—	—	—	(5,828)	-
Issuance of common stock, net	13,496,196	135	251,309	—	—	—	—	251,444
Unrealized loss on interest rate swaps	—	—	—	—	—	(7,102)	(959)	(8,061)
Net income	—	—	—	7,207	—	—	1,017	8,224
Allocation of NCI in Operating Partnership	—	—	(18,069)	—	—	—	18,069	—
Balance at December 31, 2019	74,832,292	748	1,257,319	20,004	(210,760)	(4,690)	137,220	1,199,841
Stock based compensation	—	—	960	—	—	—	3,133	4,093
Grant of unvested restricted stock	21,930	1	(1)	—	—	—	—	-
Dividends and distributions paid ($1.04 per share)	—	—	—	—	(80,892)	—	(10,856)	(91,748)
Redemption of common units to common stock	255,210	2	3,605	—	—	—	(3,607)	-
Contribution of property for common units	—	—	—	—	—	—	21,550	21,550
Issuance of common stock, net	6,996,824	70	160,121	—	—	—	—	160,191
Unrealized loss on interest rate swaps	—	—	—	—	—	(6,661)	(824)	(7,485)
Net income	—	—		11,961	—	—	1,567	13,528
Allocation of NCI in Operating Partnership		—	2,783	—	—	—	(2,783)	—
Balance at December 31, 2020	82,106,256	821	1,424,787	31,965	(291,652)	(11,351)	145,400	1,299,970
Stock based compensation	—	—	833	—	—	—	4,217	5,050
Grant of unvested restricted stock	35,865	—	—	—	—	—	—	—
Dividends and distributions paid ($1.05 per share)	—	—	—	—	(88,243)	—	(11,751)	(99,994)
Redemption of common units to common stock	343,515	3	4,827	—	—	—	(4,830)	—
Contribution of property for common units	—	—	—	—	—	—	20,791	20,791
Issuance of common stock, net	7,662,232	77	174,650	—	—	—	—	174,727
Unrealized gain on interest rate swaps	—	—	—	—	—	6,279	801	7,080
Net income	—	—	—	30,058	—	—	3,899	33,957
Allocation of NCI in Operating Partnership	—	—	(385)	—	—	—	385	—
Balance at December 31, 2021	90,147,868	901	1,604,712	62,023	(379,895)	(5,072)	158,912	1,441,581

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$33,957	$13,528	$8,224
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	91,266	93,803	92,439
Straight line rent	(4,417)	(3,432)	(2,276)
Income from unconsolidated real estate venture	(271)	—	—
Amortization of above- / below-market leases	(4,589)	(5,894)	(6,320)
Amortization of unearned revenue	(5,616)	(3,528)	(1,007)
Amortization of loan premium / discount	(290)	(78)	(80)
Amortization of deferred financing costs	1,659	1,519	1,413
Amortization of lease inducements	864	888	—
(Gain) loss on the sale of operating properties	(1,307)	3,995	(6,245)
Non-cash compensation	5,050	4,093	4,909
Other	74	79	—
Net change in:
Tenant accounts receivable	(8,675)	971	(8,490)
Prepaid expenses and other assets	(3,123)	(9,450)	(3,439)
Deferred revenue associated with operating leases	557	41,445	51,593
Principal payments on operating lease obligations	(352)	(470)	(471)
Accounts payable, accrued expenses and other liabilities	13,557	7,728	12,065
Net cash provided by operating activities	118,344	145,197	142,315
Cash flows from investing activities
Real estate acquisitions and deposits	(214,674)	(232,679)	(394,480)
Additions to operating properties	(17,919)	(18,010)	(7,196)
Additions to development properties	(6,217)	(43,001)	(60,608)
Proceeds from sale of operating properties, net	7,336	3,515	19,943
Investment in unconsolidated real estate venture	(131,568)	—	—
Net cash used in investing activities	(363,042)	(290,175)	(442,341)
Cash flows from financing activities
Payment of deferred financing costs	(5,306)	—	(1,996)
Issuance of common shares	175,929	162,023	258,556
Credit facility draws	466,250	272,750	337,000
Credit facility repayments	(531,000)	(193,500)	(471,750)
Issuance of notes payable	250,000	—	275,000
Repayments of mortgage notes payable	(4,233)	(3,564)	(3,391)
Dividends and distributions paid	(99,994)	(91,748)	(81,894)
Payment of offering costs	(1,474)	(1,863)	(7,055)
Net cash provided by financing activities	250,172	144,098	304,470
Net increase (decrease) in Cash and cash equivalents and Restricted cash	5,474	(880)	4,444
Cash and cash equivalents and Restricted cash, beginning of year	14,669	15,549	11,105
Cash and cash equivalents and Restricted cash, end of year	$20,143	$14,669	$15,549

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the years ended December 31,
	2021	2020	2019
Cash paid for interest, net of capitalized interest	$35,478	$34,248	$29,120
Capitalized interest	$951	$1,605	$2,273
Non-cash investing and financing activities:
Additions to operating properties	$3,634	$3,447	$1,465
Additions to development properties	1,222	4,469	13,274
Deferred asset acquisition	—	119	105
Offering costs, accrued not paid	29	34	65
Unrealized gain (loss) on interest rate swaps, net	7,080	(7,485)	(8,061)
Mortgage notes assumed on acquisition of operating property	53,816	—	—
Properties acquired for common units	20,791	21,550	—
Contingent consideration accrued, not paid	—	336	—
Recognition of operating lease right-of-use assets	1,677	—	—
Recognition of liabilities related to operating lease right-of-use assets	1,677	—	—
Derecognition of operating lease right-of-use assets	74	—	—
Derecognition of liabilities related to operating lease right-of-use assets	74	—	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(4,830)	$(3,607)	$(5,828)
Common stock	3	2	4
Additional paid-in capital	4,827	3,605	5,824
Total	$—	$—	$—

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

We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of December 31, 2021, we wholly owned 85 operating properties and four operating properties through an unconsolidated joint venture in the United States encompassing approximately 8.6 million leased square feet, including 88 operating properties that were leased primarily to U.S. Government tenant agencies and one operating property that was entirely leased to a private tenant. As of December 31, 2021, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all our business. The Company is the sole general partner of the Operating Partnership and owned approximately 89.0% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of December 31, 2021. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Tenant improvements are capitalized in real property when we own the improvement. When we are required to provide improvements under the terms of a lease, we determine whether the improvements constitute landlord assets or tenant assets. If the improvements are considered landlord assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements over the shorter of the useful life of the assets or the term of the lease and recognize any payments from the tenant as rental revenue over the term of the lease. If the improvements are considered tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are landlord assets or tenant assets also may affect when we commence revenue recognition in connection with a lease. In determining whether improvements constitute landlord or tenant assets, we consider numerous factors that may require subjective or complex judgments, including: whether the improvements are unique to the tenant or reusable by other tenants; whether the tenant is permitted to alter or remove the improvements without our consent or without compensating us for any lost fair value; whether the ownership of the improvements remains with us or remains with the tenant at the end of the lease term; and whether the economic substance of the lease terms is properly reflected.

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

Investment in Unconsolidated Real Estate Venture

We analyze each real estate venture to determine whether the entity should be consolidated. If it is determined that an entity is a variable interest entity (“VIE”) in which we have a variable interest, we assess whether we are the primary beneficiary of the VIE to determine whether it should be consolidated. We are not the primary beneficiary of an entity when we do not have voting control, lack the power to direct the activities that most significantly impact the entity's economic performance or other partners have substantive participatory rights, we do not have the obligation to absorb losses or we do not have the right to receive returns from the VIE that could potentially be significant. If we determine that the entity is not a VIE, then we base our consolidation assessment on whether we have a controlling financial interest in the entity. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling financial interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most significantly impact the entity's economic performance include voting rights, involvement in day-to-day capital and operating decisions, and the extent of our involvement in the entity.

We use the equity method of accounting for investments in unconsolidated real estate ventures when we have significant influence but do not control the entity. Under the equity method, we record our investment in "Investment in unconsolidated real estate venture" on our Consolidated Balance Sheets and our proportionate share of earnings or losses, pursuant to the terms of the joint venture agreement as these may change depending on returns, in "Income from unconsolidated real estate venture" in the accompanying Consolidated Statements of Operations. We classify distributions received from equity method investees within our Consolidated Statements of Cash Flows using the nature of distribution approach. Under this method, cash flows generated from the operations of an unconsolidated real estate venture are classified as a return on investment (cash inflow from operating activities) and cash flows from property sales, debt refinancing or sales of our investments are classified as a return of investment (cash inflow from investing activities).

We earn revenue from asset management services to our unconsolidated real estate venture. These fees are determined following the terms specific to each arrangement. We account for this revenue gross of our ownership interest in the respective real estate venture and recognize such revenue as "Asset management income" in our Consolidated Statements of Operations when earned. Our proportionate share of related expense is recognized in "Income from unconsolidated real estate venture".

Periodically, we assess whether there are any indicators, including underlying property operating performance and general market conditions, that the value of our investment may be impaired. We consider an investment in a real estate venture impaired if we determine that its fair value is less than the net carrying value of the investment on an other-than-temporary basis. If our analysis indicates that there is an other-than-temporary impairment related to the investment in a particular real estate venture, the carrying value of the venture will be adjusted to an amount that reflects the estimated fair value of the investment.

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

Deferred offering costs include certain legal, accounting and other third party fees that are directly associated with in-process equity financings until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to capital. Should the equity no longer be considered probable of being consummated, the deferred offering costs would be expensed immediately as a charge to Corporate general and administrative expenses in the accompanying Consolidated Statement of Operations.

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

Please refer to Note 6 for more information pertaining to interest rate derivatives.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates.   While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2021 and 2020 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments.

Please refer to Note 7 for more information pertaining to fair value measurements.

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

Non-Controlling Interests

Non-controlling interests relate to the common units of the Operating Partnership not owned by the Company. Unitholders receive a distribution per unit equivalent to the dividend per share of the Company’s common stock. Pursuant to ASC 810 with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

Revenue Recognition

Rental income includes base rents paid by each tenant in accordance with its lease agreement conditions. We recognize rental income on a straight-line basis over the lease term of each lease. For acquisitions of existing buildings, we recognize rental income from leases already in place coincident with the date of property closing. Lease incentives are recorded as a deferred asset and amortized as a reduction of revenue on a straight-line basis over the respective lease term. Above- and below-market leases are amortized into rental income over the terms of the respective leases.  Further, Rental income includes certain tenant reimbursement income (real estate taxes, operating expenses, utility usage, and other reimbursements), which are accrued as variable lease payments in the same periods as the related expenses are incurred in accordance with ASC 842 which the Company adopted on January 1, 2019.

Tenant reimbursement income includes revenue from tenant construction projects. When revenue and costs for such projects can be estimated with reasonable accuracy, we recognize a percentage of the total estimated revenue on a project based on the cost of services provided on the project as of a point in time relative to the total estimated costs on the project (percentage of completion method).  When these criteria do not apply to a project, we recognize revenue from that project using the completed contract method. Fully reimbursed income was included within Tenant reimbursements and associated expenses were included in Property operating expenses within the Consolidated Statements of Operations.

Other income includes income on the associated tenant reimbursement construction projects, parking income and other miscellaneous income.

Asset management income includes revenue from asset management services to our unconsolidated real estate venture. The asset management fees are earned by the Company for managing properties owned by related parties. The asset management fees are based upon contractual rates applied to actively invested capital, with fee income recognized on a monthly basis. The fees are recognized as a single performance obligation comprised of a series of distinct services related property operations. The Company believes the overall services provided by asset management activities have the same pattern of performance over the term of the agreement. We account for this revenue gross of our ownership interest in the respective real estate venture and recognize such revenue as "Asset management income" in our Consolidated Statements of Operations when earned. Our proportionate share of related expense is recognized in "Income from unconsolidated real estate venture."

Income Taxes

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute to our stockholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, and on taxable income that we do not distribute to our stockholders. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a management business) through Taxable REIT Subsidiaries (“TRSs”) and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. For the years ended December 31, 2021, 2020 and 2019, we did not incur any material tax liability associated with any of the above.

We do not anticipate any potential expense related to uncertain tax positions as we closely monitor our REIT compliance, do not have any prohibited transactions related to property sales, and the states in which we operate do not subject us to withholding tax requirements.

The following table reconciles GAAP net income to taxable income (amounts in thousands):

	For the years ended December 31,
	2021		2020		2019
Net income	$33,957		$13,528		$8,224
Book depreciation and amortization	90,268		93,367		92,248
Above/Below market lease amortization	(4,589)		(5,894)		(6,320)
Straight-line rent and other non-cash adjustments	(4,536)		(3,377)		(2,239)
Book/Tax differences on unearned rent	(5,575)		(2,585)		1,646
Book/Tax differences on stock based compensation	4,195		3,634		4,156
Book/Tax differences on (gain) loss on sale of rental property	(1,858)		3,995		(6,245)
Book/Tax differences on lease inducement	904		864		—
Other book/tax differences, net	331		137		588
Tax depreciation	(56,245)		(52,152)		(47,025)
Loss attributable to non-controlling interest	(7,081)		(6,750)		(6,922)
Taxable income subject to distribution requirements	$49,771	(1)	$44,767	(2)	$38,111	(3)
(1)	The Company’s distributions are characterized as 54.43% ordinary taxable dividend and 45.57% return of capital.
(2)	The Company’s distributions are characterized as 53.63% ordinary taxable dividend and 46.37% return of capital.
(3)	The Company’s distributions are characterized as 51.47% ordinary taxable dividend and 48.53% return of capital.

Stock Based Compensation

The Company grants equity-based compensation awards to its officers, employees and non-employee directors in the form of restricted shares of common stock and long-term incentive plan units in the Operating Partnership (“LTIP units”).  See Note 8 for further discussion of restricted shares of common stock and LTIP units. The restricted shares of common stock and LTIP units issued to officers, employees, and non-employee directors vest over a period of time as determined by our board of directors at the date of grant. The Company recognizes compensation expense for non-vested restricted shares of common stock and LTIP units granted to officers, employees and non-employee directors on a straight-line basis over the requisite service and/or performance period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.

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

3. Real Estate and Intangibles

Acquisitions

During the year ended December 31, 2021, we acquired eight wholly-owned operating properties in asset acquisitions, consisting of FBI – Knoxville, ICE – Louisville, USAO – Louisville, USAO – Springfield, NWS – Kansas City, VAR – Cleveland, USCIS – Kansas City and VA – Midwest for an aggregate purchase price of $287.6 million. During the year ended December 31, 2020, we acquired nine wholly-owned operating properties in asset acquisitions, consisting of Tricare – Aurora, FBI/DEA – El Paso, VA – Mobile, VA – Chico, FBI – Mobile, VA – North Charleston, HRSA – Baton Rouge, DOI – Billings and JUD – Jackson for an aggregate purchase price of $252.7 million.

We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

	December 31, 2021	December 31, 2020
Real estate
Land	$10,933	$21,292
Building	216,112	200,593
Acquired tenant improvements	13,799	8,138
Total real estate	240,844	230,023
Intangible assets
In-place leases	32,948	16,218
Acquired leasing commissions	10,489	8,758
Payment in lieu of taxes	6,394	—
Above-market leases	301	6,553
Total intangible assets	50,132	31,529
Intangible liabilities
Below-market leases	(427)	(8,491)
Total intangible liabilities	(427)	(8,491)
Accounts payable, accrued expenses and other liabilities
Contingent consideration	—	(336)
Debt
Premium on mortgage notes payable	(2,985)	—
Purchase price	287,564	252,725

USCIS Kansas City benefits from a payment in lieu of tax (“PILOT”) program with Lees Summit, MO. The PILOT provides the Company with an average annual property tax savings of approximately 68% through December 31, 2028.

In conjunction with the acquisition of USCIS – Kansas City, the Company assumed $51.5 million of mortgage notes payable. No debt was assumed on the other acquisitions made during the years ended December 31, 2021 and 2020. The intangible assets and liabilities of the acquired operating properties have an aggregate weighted average amortization period of 13.85 years and 10.39 as of December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, we included $11.8 million of revenues and $2.9 million of net income in our Consolidated Statement of Operations related to the operating properties acquired. Additionally, we incurred $1.9 million of acquisition-related costs primarily consisting of internal costs associated with the property acquisitions.

During the year ended December 31, 2020, we included $11.5 million of revenues and $3.8 million of net income in our Consolidated Statement of Operations related to the operating properties acquired. Additionally, we incurred $2.1 million of acquisition-related costs primarily consisting of internal costs associated with the property acquisitions.

Dispositions

On September 28, 2021, we sold United Technologies – Midland to a third party. Net proceeds from the sale of operating property were approximately $4.0 million and we recognized a gain on the sale of operating property of approximately $0.8 million for the year ended December 31, 2021.

On June 4, 2021, we sold SSA – Mission Viejo to a third party. Net proceeds from the sale of operating property were approximately $3.3 million and we recognized a gain on the sale of operating property of approximately $0.5 million for the year ended December 31, 2021.

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

Real estate and intangibles on our consolidated balance sheets consisted of the following (amounts in thousands):

	December 31, 2021	December 31, 2020
Real estate properties, net
Land	$222,838	$215,073
Building	2,334,465	2,103,808
Acquired tenant improvements	90,055	76,756
Construction in progress	29,207	26,237
Accumulated depreciation	(277,377)	(213,213)
Total Real estate properties, net	$2,399,188	$2,208,661
Intangible assets, net
In-place leases	286,614	$254,870
Acquired leasing commissions	71,542	61,358
Above market leases	17,541	17,607
Payment in lieu of taxes	6,394	—
Accumulated amortization	(195,784)	(170,448)
Total Intangible assets, net	$186,307	$163,387
Intangible liabilities, net
Below market leases	(73,909)	$(73,615)
Accumulated amortization	54,191	48,209
Total Intangible liabilities, net	$(19,718)	$(25,406)

Amortization of all identified intangible assets (a component of Depreciation and amortization expense) was $25.4 million, $35.0 million and $41.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The projected amortization of total intangible assets and intangible liabilities as of December 31, 2021 are as follows (amounts in thousands):

Total
Intangible assets
2022	$26,072
2023	24,267
2024	20,625
2025	17,783
2026	16,314
Thereafter	81,246
$186,307
Intangible liabilities
2022	$(4,367)
2023	(4,024)
2024	(2,877)
2025	(2,170)
2026	(1,932)
Thereafter	(4,348)
$(19,718)

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of December 31, 2021 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2022	$1,413	$(4,367)
2023	1,390	(4,024)
2024	1,341	(2,877)
2025	1,286	(2,170)
2026	1,217	(1,932)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in our unconsolidated real estate venture (dollars in thousands):

		As of December 31,
Joint Venture	Ownership Interest	2021	2020
MedBase Venture	53.0%	$131,840	$—

On October 13, 2021, the Company formed a new joint venture with a global investor to fund the acquisition of a portfolio of ten properties anticipated to encompass 1,214,165 leased square feet. We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement.

During the year ended December 31, 2021, the JV acquired four properties with our joint venture partner, consisting of VA – Lubbock, VA – Lenexa, VA – Chattanooga and VA – San Antonio for an aggregate purchase price of $236.4 million.

We provide asset management services to our unconsolidated real estate venture. We recognized asset management service revenue of $0.1 million for the year ended December 31, 2021.

The following is a summary of financial information for our unconsolidated real estate venture:

	As of December 31,
Balance sheet information:	2021	2020
Real estate, net (1)	$200,996	$—
Other assets, net	53,955	—
Total assets	$254,951	$—

Total liabilities (2)	$6,904	$—
Total equity	248,047	—
Total liabilities and equity	$254,951	$—

Company's share of equity	$131,465	$—
Basis differential (3)	375	—
Carrying value of the Company's investment in the unconsolidated venture	$131,840	$—
(1)	At December 31, 2021 this amount included right-of-use assets - finance leases totaling approximately $5.0 million representing a ground lease at VA – Lubbock.
(2)	At December 31, 2021 this amount included lease liabilities - finance leases totaling approximately $5.0 million representing a ground lease at VA – Lubbock.
(3)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level.

	For the year ended December 31,
Income statement information:	2021	2020	2019
Total revenue	$1,864	$—	$—
Operating income	548	—	—
Net income	512	—	—

Company's share of net income	$271	$—	$—

5. Debt

At December 31, 2021 and December 31, 2020 (dollars in thousands):

	Principal Outstanding		Interest	Current
Loan	December 31, 2021	December 31, 2020	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$14,500	$79,250	L + 120bps	July 2025 (3)
Total revolving credit facility	14,500	79,250

Term loan facilities:
2016 term loan facility	100,000	100,000	2.62% (5)	March 2024
2018 term loan facility (4)	150,000	150,000	3.91% (6)	July 2026
Total term loan facilities	250,000	250,000
Less: Total unamortized deferred financing fees	(1,421)	(1,034)
Total term loan facilities, net	248,579	248,966

Notes payable:
2017 series A senior notes	95,000	95,000	4.05%	May 2027
2017 series B senior notes	50,000	50,000	4.15%	May 2029
2017 series C senior notes	30,000	30,000	4.30%	May 2032
2019 series A senior notes	85,000	85,000	3.73%	September 2029
2019 series B senior notes	100,000	100,000	3.83%	September 2031
2019 series C senior notes	90,000	90,000	3.98%	September 2034
2021 series A senior notes	50,000	—	2.62%	October 2028
2021 series B senior notes	200,000	—	2.89%	October 2030
Total notes payable	700,000	450,000
Less: Total unamortized deferred financing fees	(4,411)	(2,829)
Total notes payable, net	695,589	447,171

Mortgage notes payable:
DEA – Pleasanton	15,700	15,700	L + 150bps (7)	October 2023
VA – Golden	8,832	9,011	5.00% (7)	April 2024
MEPCOM – Jacksonville	6,764	7,926	4.41% (7)	October 2025
USFS II – Albuquerque	15,135	15,914	4.46% (7)	July 2026
ICE – Charleston	14,824	16,150	4.21% (7)	January 2027
VA – Loma Linda	127,500	127,500	3.59% (7)	July 2027
CBP – Savannah	11,203	11,991	3.40% (7)	July 2033
USCIS - Kansas City	51,500	—	3.68% (7)	August 2024
Total mortgage notes payable	251,458	204,192
Less: Total unamortized deferred financing fees	(1,852)	(1,441)
Less: Total unamortized premium/discount	2,815	120
Total mortgage notes payable, net	252,421	202,871

Total debt	$1,211,089	$978,258
(1)

At December 31, 2021, the one-month LIBOR (“L”) was 0.10%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our revolving credit facility, our 2018 term loan facility and our 2016 term loan facility (each as defined below) is based on the Company’s consolidated leverage ratio, as set forth in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $435.5 million at December 31, 2021, with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

(3)	Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)	Our 2018 term loan facility has undrawn capacity up to $50.0 million of which is available during a delayed draw period.
(5)

Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.62% annually, based on the Company’s consolidated leverage ratio, as defined in our 2016 term loan facility agreement.

(6)

Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 3.91% annually, based on the Company’s consolidated leverage ratio, as defined in our 2018 term loan facility agreement.

(7)

Effective interest rates are as follows: DEA – Pleasanton 1.80%, VA – Golden 5.03%, MEPCOM – Jacksonville 3.89%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%, USCIS – Kansas City 2.05%.

As of December 31, 2021 and 2020, the net carrying value of real estate collateralizing our mortgages payable totaled $380.7 million and $295.0 million. We were not in default under any mortgage loan as of December 31, 2021. See Note 7 to the Consolidated Financial Statements, for the fair value of our debt instruments.

2021 Activity

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

Financial Covenant Considerations

As of December 31, 2021, we were in compliance with all financial and other covenants related to our revolving credit facility, 2016 term loan facility, 2018 term loan facility, notes payable and mortgage notes payable.

Aggregate Debt Maturities

The Company’s aggregate debt maturities based on outstanding principal as of December 31, 2021 are as follows (dollars in thousands):

Total
2022	$5,297
2023	21,285
2024	165,626
2025	22,050
2026	160,054
Thereafter	841,646
1,215,958
Unamortized premium/discount & deferred financing	(4,869)
$1,211,089

6. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge (dollars in thousands):

					Fair Value at December 31,
Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	2021	2020
$100,000	1.41%	One-Month LIBOR	March 29, 2017	September 29, 2023	$(1,165)	$(3,397)
150,000	2.71%	One-Month LIBOR	December 13, 2018	June 19, 2023	(4,535)	(9,384)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheets (dollars in thousands):

	Fair Value at December 31,
Balance Sheet Line Item	2021	2020
Interest rate swaps-Liability	$(5,700)	$(12,781)

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s variable rate debt.

Amounts reported in AOCI related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate debt. The Company estimates that $4.4 million will be reclassified from AOCI as an increase to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (dollars in thousands):

	For the years ended December 31,
	2021	2020	2019
Unrealized gain (loss) recognized in AOCI	$1,787	$(11,554)	$(7,884)
Gain (loss) reclassified from AOCI into interest expense	(5,293)	(4,069)	177

Credit-Risk Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on such indebtedness. As of December 31, 2021, the net fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.0 million. As of December 31, 2021, the Company had not breached these provisions of these agreements and had not posted any collateral related to these agreements. If the Company had breached any of the provisions of these agreements it would be required to settle its obligations under the agreements at their termination value of $6.0 million.

7. Fair Value Measurements

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands).

	As of December 31, 2021
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Liability	$—	$(5,700)	$—

	As of December 31, 2020
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Liability	$—	$(12,781)	$—

For our disclosure of debt fair values, we estimated the fair value of our 2016 term loan facility and our 2018 term loan facility based on the variable interest rate and credit spreads (categorized within Level 3 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments included scheduled principal and interest payments.  Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

Financial assets and liabilities not measured at fair value

As of December 31, 2021 and 2020, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	December 31, 2021		December 31, 2020
Financial liabilities	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Revolving credit facility	$14,500	$14,500	$79,250	$79,250
2016 Term loan facility	$100,000	$100,000	$100,000	$99,384
2018 Term loan facility	$150,000	$150,000	$150,000	$149,219
Notes payable	$700,000	$749,141	$450,000	$506,922
Mortgages payable	$251,458	$261,602	$204,192	$215,065
(1)	The carrying amount consists of principal only.
(2)	We deem the fair value measurement of the financial liability instrument a Level 3 measurement.

8. Equity Incentive Plan

Our board of directors adopted, and our sole stockholder approved, our 2015 Equity Incentive Plan, as amended (the “2015 Equity Incentive Plan”) under which we may grant cash and equity incentive awards to our executive officers, non-employee directors and employees. The 2015 Equity Incentive Plan is administered by the compensation committee of our board of directors and permits us to make grants of options, stock appreciation rights, restricted stock units, restricted stock, dividend equivalent rights, cash-based awards, performance-based awards and other equity-based awards, including LTIP units, or any combination of the foregoing.

There are an aggregate 5,273,959 shares of our common stock authorized for issuance under the 2015 Equity Incentive Plan. The shares of our common stock underlying any awards that are forfeited, cancelled, or are otherwise terminated (other than by exercise) under the 2015 Equity Incentive Plan are added back to the shares available for issuance.  As of December 31, 2021, 1,616,685 shares were available for issuance under the 2015 Equity Incentive Plan.

Restricted Shares

The Company awards restricted stock to certain members of management and non‑employee directors. Management awards generally vest over a range of two to four years. Non‑employee director shares vest upon the earlier of the anniversary of the date of the grant or the next annual stockholder meeting, as long as the grantee remains a director or employee on such date. Restricted stock awards issued under the 2015 Equity Incentive Plan may not be sold or otherwise transferred until restrictions have lapsed, as established by the compensation committee.

We value our non-vested restricted share awards at the grant date fair value, which was the market price of our common stock as of the applicable grant date. We recognized $0.8 million, $1.0 million and $0.8 million in compensation expense, related to restricted common stock awards, for the years ended December 31, 2021, 2020 and 2019, respectively.

The fair value of restricted stock that vested was $0.9 million during 2021, $0.6 million during 2020, and $0.4 million during 2019, based on the market price at the vesting date. The balance of unamortized restricted stock expense as of December 31, 2021, was $0.5 million, which is expected to be recognized over a weighted‑average period of 1.4 years.

A summary of the status of our restricted shares as of December 31, 2021, 2020 and 2019 and changes during the years then ended are presented below:

	Restricted Shares	Restricted Shares Weighted average grant date fair value
Outstanding, December 31, 2018	24,020	$20.74
Vested	(21,784)	20.81
Granted	89,961	17.49
Forfeited	—	—
Outstanding, December 31, 2019	92,197	$17.55
Vested	(24,236)	$18.36
Granted	21,930	25.85
Forfeited	—	—
Outstanding, December 31, 2020	89,891	$19.36
Vested	(39,750)	$21.50
Granted	38,288	21.08
Forfeited	(2,423)	18.36
Outstanding, December 31, 2021	86,006	$19.16

LTIP Units

The Company grants LTIP units to certain members of management and non‑employee directors. Management awards generally vest immediately or over a range of two to four years. Non‑employee director shares vest upon the earlier of the anniversary of the date of the grant or the next annual stockholder meeting, as long as the grantee remains a director or employee on such date. Performance-based LTIP units are earned subject to the Company achieving certain thresholds, including absolute total shareholder returns, relative total shareholder returns, or operational hurdles through the performance period. Service-based LTIP units are earned over time, subject to continued employment and other terms of the awards.

The following is a summary of our granted LTIP unit awards:

Award Type	Grant Date	Performance Period End Date	Vest Date	Units Granted	Units Earned
Performance	January 18, 2019	December 31, 2020	[1]	45,238	98,776
Performance	January 18, 2019	December 31, 2021	[2]	98,300	[3]
Performance	December 19, 2019	December 19, 2019	December 19, 2019	99,803	99,803
2019 LTIP Grant				243,341	198,579

Service	January 3, 2020	December 31, 2022	December 31, 2022	89,242	[4]
Operational	January 3, 2020	December 31, 2022	[5]	64,506	[4]
Performance	January 3, 2020	December 31, 2022	[5]	81,693	[4]
2020 LTIP Grant				235,441	—

Service	January 4, 2021	December 31, 2023	December 31, 2023	113,703	[4]
Operational	January 4, 2021	December 31, 2023	[6]	82,108	[4]
Performance	January 4, 2021	December 31, 2023	[6]	82,070	[4]
Service	May 19, 2021	December 31, 2023	[7]	6,647	[4]
2021 LTIP Grant				284,528	—
(1)	Units vested 50% on January 19, 2021 and 50% on January 2, 2022.
(2)	Units vested 50% on January 18, 2022 and 50% will vest on January 2, 2023.
(3)	On January 18, 2022, the Compensation Committee approved and determined 210,546 units were earned.
(4)	Compensation Committee determination of units earned was not made as of December 31, 2021.
(5)	Units will vest 50% on date of Compensation Committee determination of performance, and 50% on the third anniversary of the grant date.
(6)	Units will vest on date of Compensation Committee determination of performance.
(7)	Units will vest on the earlier of May 18, 2022 or the 2022 annual stockholder meeting.

We value our LTIP unit awards that are subject to the Company achieving certain operational performance conditions at the grant date fair value, which is the market price of our common stock as of the applicable grant date. We value our service-based LTIP unit awards at the grant date fair value, which is the market price of our common stock as of the applicable grant date, discounted by the risk related to the timing of book-up events. For the LTIP unit awards granted that are subject to the Company achieving certain total shareholder return performance thresholds we used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be issued pursuant to the award.

The following is a summary of the significant assumptions used to value the total shareholder return performance-based LTIP units:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	28.0%	16.0%	19.0%
Dividend yield	4.9%	4.8%	5.6%
Risk-free interest rate	0.2%	1.7%	2.6%
Expected life	3 years	3 years	2 - 3 years

The fair value of LTIP units that vested were $4.5 million during 2021, $1.4 million during 2020, and $20.8 million during 2019, based on the market price at the vesting date. We recognized $4.2 million, $3.1 million and $4.1 million in compensation expense related to LTIP unit awards, for the years ended December 31, 2021, 2020 and 2019, respectively. The balance of unamortized LTIP expense as of December 31, 2021 was $6.0 million, which is expected to be recognized over a weighted‑average period of 1.7 years.  As of December 31, 2021, management considers it probable that the operational performance conditions on our 2021 grants will be achieved.

A summary of the status of our LTIP units as of December 31, 2021, 2020 and 2019 and changes during the years then ended are presented below:

	LTIP Units (1)	LTIP Units Weighted average grant date fair value
Outstanding, December 31, 2018	636,381	$11.47
Vested	(562,803)	10.97
Granted	243,341	19.75
Forfeited	(32,448)	19.15
Outstanding, December 31, 2019	284,471	$18.66
Vested	(27,732)	$18.34
Granted	235,441	21.17
Forfeited	—	—
Outstanding, December 31, 2020	492,180	$19.88
Vested	(93,085)	$18.55
Granted	284,528	22.18
Forfeited	(32,385)	21.03
Outstanding, December 31, 2021	651,238	$21.02
(1)	Reflects the number LTIP units issued to the grantee on the grant date which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.

9. Equity

Offering of Common Stock on a Forward Basis

On August 11, 2021, the Company and the Operating Partnership completed an underwritten public offering of 6,300,000 shares of common stock offered by forward dealers. The Company also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of the Company’s common stock. On December 28, 2021, we issued 3,991,000 shares of common stock for net proceeds to us of $85.0 million, which shares were issued in partial settlement of the forward sale agreements entered into in connection with our third quarter underwritten public offering. The Company expects to physically settle the Forward Sale Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock upon one or more such physical settlements within approximately one year. Although the Company expects to settle the Forward Sale Agreements entirely by the physical delivery of shares of its common stock for cash proceeds, the Company may also elect to cash or net-share settle all or a portion of its obligations under the Forward Sale Agreements, in which case, the Company may receive, or may owe, cash or shares of its common stock from or to the forward purchasers. The Forward Sale Agreements provide for an initial forward price of $21.64 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

Redemption of Common Units to Common Stock

During the year ended December 31, 2019, we issued 396,929 shares of our common stock upon the redemption of 396,929 common units in accordance with the terms of the partnership agreement of the Operating Partnership. During the year ended December 31, 2020, we issued 255,210 shares of our common stock upon the redemption of 255,210 common units in accordance with the terms of the partnership agreement of the Operating Partnership. During the year ended December 31, 2021, we issued 343,515 shares of our common stock upon the redemption of 343,515 common units in accordance with the terms of the partnership agreement of the Operating Partnership.

Dividends and Distributions Paid

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2019	May 2, 2019	June 10, 2019	June 27, 2019	0.260
Q2 2019	July 31, 2019	September 12, 2019	September 26, 2019	0.260
Q3 2019	October 30, 2019	November 13, 2019	December 27, 2019	0.260
Q4 2019	February 19, 2020	March 5, 2020	March 26, 2020	0.260
Q1 2020	April 29, 2020	May 14, 2020	June 25, 2020	0.260
Q2 2020	July 29, 2020	August 13, 2020	September 11, 2020	0.260
Q3 2020	October 27, 2020	November 11, 2020	December 11, 2020	0.260
Q4 2020	February 18, 2021	March 5, 2021	March 17, 2021	0.260
Q1 2021	April 29, 2021	May 14, 2021	May 26, 2021	0.260
Q2 2021	July 27, 2021	August 12, 2021	August 24, 2021	0.265
Q3 2021	October 28, 2021	November 12, 2021	November 24, 2021	0.265
Q4 2021	February 22, 2022	March 10, 2022	March 22, 2022	0.265

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

ATM Programs

On March 3, 2017, the Company entered into separate equity distribution agreements with various financial institutions pursuant to which it may issue and sell shares of its common stock having an aggregate offering price of up to $100.0 million, from time to time (the “2017 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act.

On each of March 4, 2019 and December 20, 2019, the Company entered into separate equity distribution agreements with various financial institutions pursuant to which it may issue and sell shares of its common stock having an aggregate offering price of up to $200.0 million and $300.0 million, respectively, from time to time (the “2019 ATM Programs”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. The 2019 ATM Programs implemented on March 4, 2019 and December 20, 2019 are referred to as the “March 2019 ATM Program” and “December 2019 ATM Program” respectively. Under each of the 2019 ATM Programs, the Company may also enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of the financial institutions and, under the December 2019 ATM Program only, Truist Bank, for the sale of shares of its common stock on a forward basis.

On June 22, 2021, the Company entered into separate equity distribution agreements with various financial institutions pursuant to which it may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million from time to time (the “2021 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the 2021 ATM Program, the Company may also enter into one or more forward sale transactions under separate master forward sale confirmations and related supplemental confirmations with each of the financial institutions for the sale of shares of its common stock on a forward basis.

The following table sets forth certain information with respect to issuances, including in settlement of forward sales transactions, made under each of the ATM Programs as of December 31, 2021 (amounts in thousands except share amounts):
	2017 ATM Program		March 2019 ATM Program		December 2019 ATM Program
For the Year Ended:	Number of Shares Issued	Net Proceeds	Number of Shares Issued(1)	Net Proceeds(1)	Number of Shares Issued(1)	Net Proceeds(1)
December 31, 2019	1,765,269	$31,998	4,730,927	$95,159	—	$—
December 31, 2020	—	$—	4,120,992	$93,774	2,875,832	$66,630
December 31, 2021	—	$—	246,363	$6,451	3,424,869	$83,554

(1)

Shares issued by us, which were all issued in settlement of forward sales transactions. Additionally, as of December 31, 2021, we had entered into forward sales transactions under the December 2019 ATM Program for the sale of an additional 2,135,289 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from January 2022 to December 2022. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $21.97 per share, we expect to receive net proceeds of approximately $46.9 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. We accounted for the forward sale agreements as equity.

No sales of shares of the Company’s common stock were made under the 2021 ATM Program during the year ended December 31, 2021. We have used the net proceeds received from such sales for general corporate purposes. As of December 31, 2021, we had $300.0 million of gross sales of our common stock available under the December 2021 ATM Program, $93.2 million of gross sales of its common stock available under the December 2019 ATM Program and no remaining availability under the 2017 ATM Program and March 2019 ATM Program.

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

10. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares of common stock and unvested LTIP units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands, except per share amounts):

	For the years ended December 31,
	2021	2020	2019
Numerator
Net income	$33,957	$13,528	$8,224
Less: Non-controlling interest in Operating Partnership	(3,899)	(1,567)	(1,017)
Net income available to Easterly Government Properties, Inc.	30,058	11,961	7,207
Less: Dividends on participating securities	(470)	(289)	(119)
Net income available to common stockholders	$29,588	$11,672	$7,088
Denominator for basic EPS	84,043,012	78,219,491	68,769,526
Dilutive effect of share-based compensation awards	52,500	55,567	22,855
Dilutive effect of LTIP units (1)	434,631	507,050	416,585
Dilutive effect of shares issuable under forward sales agreements (2)	89,247	9,345	—
Denominator for diluted EPS	84,619,390	78,791,453	69,208,966
Basic EPS	$0.35	$0.15	$0.10
Diluted EPS	$0.35	$0.15	$0.10

(1)

During the years ended December 31, 2021 and December 31, 2020, there were approximately 116,595 and 74,481 unvested performance-based LTIP units, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

(2)

During the years ended December 31, 2021 and 2020, there were approximately 326,000 and 2,397,232 shares, respectively, of underlying unsettled forward sales transactions that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

11. Leases

Lessor

The Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 16.4 years as of December 31, 2021), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

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

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of December 31, 2021 (dollars in thousands):

	Payments due by period
	Total	2022	2023	2024	2025	2026	Thereafter
Fixed lease payments	$2,036,279	224,210	210,077	193,551	180,978	172,450	1,055,013

The following is a summary of property rental revenue from our non-cancellable leases (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Fixed	$248,399	$221,305	$192,595
Variable	18,990	16,826	15,949
Property rental revenue	267,389	238,131	208,544

Information about our leases for our development property as of December 31, 2021 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year	162,000
Total					162,000
(1)	L=Laboratory

Lessee

In August 2020, we entered into a lease agreement for office space in Washington, D.C. to replace our previous sublease that commenced March 2016 and was terminated in March 2021. This new lease commenced in March 2021 and expires in August 2026. We also lease office space in San Diego, CA under an operating lease that commenced in February 2015 and expires in April 2022.

The commenced leases include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. The Company has elected not to separate lease and non-lease components for its corporate office leases.

As of December 31, 2021, the unamortized balances associated with the Company’s right-of-use operating lease asset and operating lease liability were $1.5 million and $1.6 million, respectively. As of December 31, 2020, the unamortized balance associated with the Company’s right-of-use operating lease asset and operating lease liability for the Company’s two commenced office leases was $0.4 million. The Company’s right-of-use operating lease asset and operating lease liability were included in “Prepaid expenses and other assets” and “Accounts payable, accrued expenses and other liabilities” on the Consolidated Balance Sheet, respectively as of December 31, 2021, and 2020. The Company used its incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for the Company’s commenced operating leases for the year ended December 31, 2021 and 2020 (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating lease costs	$421	$458	$461

Other Information
Weighted average remaining lease term (in years)	4.51	1.01	1.91
Weighted average discount rate	2.36%	3.83%	3.84%

In addition, the maturity of future minimum lease payments under the Company’s commenced corporate office leases as of December 31, 2021 is summarized in the table below (dollars in thousands):
Year ending December 31,	Payments due by period
2022	278
2023	277
2024	446
2025	456
2026	309
Thereafter	—
Total future minimum lease payments	$1,766
Imputed interest	(135)
Total	$1,631

12. Revenue

The table below sets forth revenue from tenant construction projects disaggregated by tenant agency for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands).

	For the year ended December 31,	For the year ended December 31,	For the year ended December 31,
Tenant	2021	2020	2019
Federal Bureau of Investigation ("FBI")	$2,384	$2,040	$4,021
Department of Veteran Affairs ("VA")	1,660	1,135	1,528
U.S. Joint Staff Command ("JSC")	520	89	—
Internal Revenue Service ("IRS")	207	77	18
Environmental Protection Agency ("EPA")	204	572	30
U.S. Coast Guard ("USCG")	98	—	22
Department of Energy ("DOE")	95	—	—
Food and Drug Administration ("FDA")	93	266	5,104
U.S. Citizenship and Immigration Services ("USCIS")	91	—	158
Bureau of the Fiscal Service ("BFS")	59	34	46
Immigration and Customs Enforcement ("ICE")	57	144	53
Department of Transportation ("DOT")	49	8	137
National Park Service ("NPS")	41	116	—
Drug Enforcement Administration ("DEA")	40	—	127
General Services Administration - Other	25	25	1
Military Entrance Processing Command ("MEPCOM")	18	68	—
Federal Emergency Management Agency ("FEMA")	15	422	136
The Judiciary of the U.S. Government ("JUD")	11	12	40
Health Resources and Services Administration ("HRSA")	3	—	—
Occupational Safety and Heath Administration ("OSHA")	1	—	—
Bonneville Power Administration ("BPA")	—	—	1
Customs and Border Protection ("CBP")	—	23	23
Department of Labor ("DOL")	—	—	26
Patent and Trademark Office ("PTO")	—	8	—
Small Business Administration ("SBA")	—	—	68
Social Security Administration ("SSA")	—	19	146
U.S. Forest Service ("USFS")	—	—	16
	$5,671	$5,058	$11,701

The balance in Accounts receivable related to tenant construction projects and the associated project management income was $5.0 million and $3.0 million, as of December 31, 2021 and 2020, respectively. The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant.  There were no projects ongoing as of December 31, 2021 or as of December 31, 2020 with a duration of greater than one year.

During the years ended December 31, 2021, 2020, and 2019, the Company also recognized $0.4 million, $0.6 million, and $1.0 million, respectively, in parking garage income generated from the operations of a parking garages situated on both the Various GSA – Buffalo property and on the Various GSA - Portland property. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied. As of December 31, 2021 and 2020, there was less than $0.1 million in Accounts receivable attributable to parking garage income.

During the year ended December 31, 2021 and 2020 the Company recognized $1.1 million and $0.7 million in income, respectively for providing COVID-19 related cleaning services to certain tenants. The income falls within the scope of ASC 606 and is recognized over time as the performance obligation is satisfied. The balance in Accounts receivable related to these services was $0.1 million and $0.3 million as of December 31, 2021 and 2020, respectively.

There were no contract assets or liabilities as of December 31, 2021 and 2020.

13. Commitments and Contingencies

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

In connection with our acquisitions of certain properties in 2018, 2020 and 2021 we entered into a tax protection agreement, under which we agreed to indemnify the contributor for any taxes incurred as a result of a taxable sale of such property for a period of four years.  The Company also agreed in the tax protection agreement with the contributor to use the “traditional method” of making allocations under Section 704(c) of the Code for the four-year period.

Letters of Credit

As of December 31, 2021 and 2020, the Company had $0.1 million and $0.1 million of standby letters of credit, respectively.  There were no draws against these letters of credit during the years ended December 31, 2021 or 2020.

14. Concentration Risk

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or nongovernmental tenants. At December 31, 2021, the U.S. Government accounted for 96.0% of our total leased square feet and non-governmental tenants accounted for the remaining 4.0% of our total leased square feet. At December 31, 2020, the U.S. Government accounted for 96.4% of our leased square feet and non-governmental tenants accounted for the remaining 3.6% of our total leased square feet.

At December 31, 2021, 17 of our 89 wholly-owned and unconsolidated operating properties were located in California, accounting for approximately 15.5% of our total leased square feet. At December 31, 2020, 18 of our 79 operating properties were located in California, accounting for approximately 18.5% of our total leased square feet. To the extent that weak economic or real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

15. Related Parties

The Company has reimbursement arrangements with entities controlled by our Chairman and Vice Chairman, which provide for reimbursement of costs paid on our behalf, or those we pay on their behalf. For the years ended December 31, 2021, 2020 and 2019, the Company was responsible for reimbursing costs of $0.3 million, $0.1 million and $0.1 million and received reimbursement for costs of less than $0.1 million, $0.1 million and $0.1 million, respectively.

The Company provides asset management services to properties owned by our Unconsolidated real estate venture. For the year ended December 31, 2021, we recognized Asset management fees of $0.1 million and reimbursement for certain costs that we paid on their behalf of $0.5 million.

As of December 31, 2021, and 2020, Accounts receivable from related parties was $0.7 million and less than $0.1 million, respectively. As of December 31, 2021, and 2020, Accounts Payable, accrued expenses and other liabilities included less than $0.1 million owed to related parties.

16. Subsequent Events

For its consolidated financial statements as of December 31, 2021, the Company evaluated subsequent events as of the filing date of this Annual Report on Form 10-K and noted the following significant events:

On January 3, 2022, the Company granted an aggregate of 238,695 performance-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan, consisting of (i) 158,535 LTIP units that are subject to the Company achieving certain total shareholder return performance thresholds (on both an absolute and relative basis) and (ii) 80,160 LTIP units that are subject to the Company achieving certain operational performance hurdles, in each case through a performance period ending on December 31, 2024. The performance-based LTIP units will vest to the extent earned following the end of the performance period on December 31, 2024. On January 3, 2022, the Company also granted an aggregate of 110,906 service-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan, which will vest on December 31, 2024. The LTIP units are subject to the grantee's continued employment and the other terms of the awards.

On January 20, 2022, the Company through our JV, issued 125 Series A Preferred Units (“preferred units”) which resulted in net proceeds of $0.1 million. Holders of the preferred units are entitled to receive, when declared, cumulative preferential cash distributions.

Subsequent to December 31, 2021, the Company entered into forward sales transactions under the December 2019 ATM Program for the sale of an additional 250,000 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, the Company expects to physically settle the forward sales transactions no later than January 2023. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $23.24 per share, the Company expects to receive net proceeds of approximately $5.8 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction.

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2021

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation(5)	Original Construction Date(s) (Unaudited)	Date Acquired
Aberdeen, MS	C/O	$—	$1,147	$14,044	$148	$1,147	$14,192	$15,339	$2,433	2005	6/17/2015
Alameda, CA	L	—	5,438	4,312	70,306	5,438	74,618	80,056	4,371	2019	8/1/2016
Albany, NY	O	—	1,801	11,544	314	1,801	11,858	13,659	2,134	2004	2/11/2015
Albany, NY	O	—	1,412	17,128	2,244	1,412	19,372	20,784	2,327	1998	11/22/2016
Albuquerque, NM	O	—	3,062	28,201	126	3,062	28,327	31,389	5,312	2011	2/17/2016
Albuquerque, NM	O	—	2,905	23,804	797	2,905	24,601	27,506	5,195	2006	2/11/2015
Albuquerque, NM	O	15,385	2,345	28,611	507	2,345	29,118	31,463	6,862	2011	2/11/2015
Aurora, CO	O		1,785	9,450	289	1,785	9,739	11,524	873	1998	1/7/2020
Arlington, VA	O	—	14,350	44,442	1,350	14,350	45,792	60,142	11,047	2009	2/11/2015
Bakersfield, CA	O	—	438	2,253	73	438	2,326	2,764	211	2000	10/16/2018
Baton Rouge, LA	OC	—	344	5,241	100	344	5,341	5,685	432	2004	10/16/2018
Baton Rouge, LA	O		565	8,733	—	565	8,733	9,298	262	1981 / 2020	12/1/2020
Billings, MT	O/W		1,722	42,708	451	1,722	43,159	44,881	1,262	2013	12/23/2020
Birmingham, AL	O	—	408	10,853	116	408	10,969	11,377	1,798	2005	7/1/2016
Birmingham, AL	O	—	755	22,537	865	755	23,402	24,157	3,444	2005	7/1/2016
Birmingham, AL	O	—	1,410	17,276	25	1,410	17,301	18,711	1,784	2014	11/9/2018
Brownsburg, IN	OC		1,774	26,300	—	1,774	26,300	28,074	110	2021	11/1/2021
Buffalo, NY	O	—	246	80,913	1,732	246	82,645	82,891	10,789	2004	9/13/2018
Charleston, SC	C/O	—	1,325	21,189	377	1,325	21,566	22,891	1,733	1999	10/16/2018
Charleston, WV	O	—	551	13,732	1,251	551	14,983	15,534	1,516	1959 / 2000	9/13/2018
Chico, CA	OC		5,183	24,405	12	5,183	24,417	29,600	1,019	2019	4/30/2020
Clarksburg, WV	O	—	108	13,421	1,143	108	14,564	14,672	1,263	1999	9/13/2018
Cleveland, OH	O		563	18,559	—	563	18,559	19,122	281	1981 / 2021	7/22/2021
College Park, MD	L	—	4,927	28,037	1,724	4,927	29,761	34,688	2,298	2004	1/31/2019
Dallas, TX	O	—	1,005	14,546	563	1,005	15,109	16,114	3,234	2001	2/11/2015
Dallas, TX	L	—	2,753	23,848	1,564	2,753	25,412	28,165	3,781	2001	12/1/2015
Dallas, TX	O	—	740	8,191	565	740	8,756	9,496	843	2005	9/13/2018
Del Rio, TX	C/O	—	210	30,676	702	210	31,378	31,588	6,301	1992 / 2004	2/11/2015
Des Plaines, IL	O	—	1,742	9,325	302	1,742	9,627	11,369	1,028	1971 / 1999	9/13/2018
El Centro, CA	C/O	—	1,084	20,765	1,092	1,084	21,857	22,941	4,413	2004	2/11/2015
El Paso, TX	O/W		2,430	33,649	1,206	2,430	34,855	37,285	1,541	1998 -2005	3/26/2020
Fresno, CA	O	—	1,499	68,309	5,358	1,499	73,667	75,166	13,184	2003	2/11/2015
Golden, CO	O/W	8,826	4,080	8,933	256	4,080	9,189	13,269	1,251	1996 / 2011	5/24/2018
Jackson, TN	C/O		332	24,324	301	332	24,625	24,957	630	1998	12/24/2020
Jacksonville, FL	O	6,841	2,532	16,621	102	2,532	16,723	19,255	3,918	2010	2/11/2015
Kansas City, KS	L	—	828	33,035	806	828	33,841	34,669	5,089	2003	7/1/2016
Kansas City, MO	O		645	24,431	—	645	24,431	25,076	502	1998 / 2020	5/20/2021
Knoxville, TN	O		2,840	25,775	114	2,840	25,889	28,729	860	2010	3/17/2021

S-1

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2021

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation(5)	Original Construction Date(s) (Unaudited)	Date Acquired
Lakewood, CO	O	—	1,377	18,204	1,124	1,377	19,328	20,705	3,579	1999	4/1/2015
Lakewood, CO	O	—	1,521	32,865	750	1,521	33,615	35,136	7,378	2004	2/11/2015
Lees Summit, MO	O	53,650	2,974	90,858	207	2,974	91,065	94,039	523	1969 / 1999	10/14/2021
Lenexa, KS	O	—	4,367	42,692	300	4,367	42,992	47,359	3,624	2007 / 2012	8/22/2019
Lenexa, KS	L	—	649	3,449	62,337	649	65,786	66,435	2,083	2020	5/27/2017
Lincoln, NE	O	—	2,310	26,328	1,184	2,310	27,512	29,822	5,716	2005	11/12/2015
Little Rock, AR	O	—	2,278	19,318	386	2,278	19,704	21,982	4,258	2001	2/11/2015
Loma Linda, CA	OC	126,299	12,476	177,357	243	12,476	177,600	190,076	20,367	2016	6/1/2017
Louisville, KY	O		1,005	5,473	—	1,005	5,473	6,478	118	2011	3/17/2021
Louisville, KY	O		1,015	21,885	20	1,015	21,905	22,920	493	2011	3/17/2021
Lubbock, TX	W/D	—	541	972	—	541	972	1,513	228	2013	2/11/2015
Martinsburg, WV	O	—	1,700	13,294	220	1,700	13,514	15,214	2,747	2007	2/11/2015
Mobile, AL	O		2,045	20,400	752	2,045	21,152	23,197	648	2001	9/18/2020
Mobile, AL	OC		6,311	31,030	—	6,311	31,030	37,341	1,353	2018	4/3/2020
New Orleans, LA	O	—	664	24,471	396	664	24,867	25,531	1,644	1999 / 2006	5/9/2019
North Charleston, SC	O	14,974	963	34,987	737	963	35,724	36,687	6,842	1994 / 2012	2/11/2015
North Charleston, SC	W		918	14,033	—	918	14,033	14,951	407	2020	11/3/2020
Omaha, NE	O	—	4,635	41,319	1,133	4,635	42,452	47,087	9,990	2009	2/11/2015
Omaha, NE	O	—	1,517	14,156	372	1,517	14,528	16,045	2,588	2004	5/19/2016
Orange, CT	OC	—	3,098	23,613	—	3,098	23,613	26,711	1,246	2019	11/21/2019
Parkersburg, WV	O	—	365	52,200	537	365	52,737	53,102	5,202	2004 / 2006	9/13/2018
Pittsburgh, PA	O	—	384	24,877	2,658	384	27,535	27,919	2,237	2001	9/13/2018
Pittsburgh, PA	O	—	200	5,339	113	200	5,452	5,652	514	2004	9/13/2018
Pleasanton, CA	L	15,669	5,765	20,859	155	5,765	21,014	26,779	3,262	2015	10/21/2015
Portland, OR	O	—	4,913	75,794	1,427	4,913	77,221	82,134	6,493	2002	1/31/2019
Richmond, VA	O	—	3,041	23,931	1,830	3,041	25,761	28,802	4,494	2001	12/7/2015
Riverside, CA	O	—	1,983	6,755	650	1,983	7,405	9,388	1,452	1997	2/11/2015
Sacramento, CA	O	—	1,434	9,369	2,321	1,434	11,690	13,124	2,091	2002	2/11/2015
Salt Lake City, UT	O	—	2,049	79,955	380	2,049	80,335	82,384	9,773	2012	9/28/2017
San Antonio, TX	O	—	3,745	49,153	1,670	3,745	50,823	54,568	10,807	2007	2/11/2015
San Diego, CA	W	—	3,060	510	914	3,060	1,424	4,484	411	1999	2/11/2015
San Diego, CA	O	—	2,252	12,280	326	2,252	12,606	14,858	2,485	2001	9/11/2015
San Diego, CA	O	—	773	2,481	1,016	773	3,497	4,270	585	2003	2/11/2015
San Jose, CA	OC	—	10,419	52,750	6	10,419	52,756	63,175	4,580	2018	7/11/2018
Sandy, UT	L	—	2,361	31,574	126	2,361	31,700	34,061	4,442	2003	2/3/2017
Santa Ana, CA	O	—	6,413	8,635	684	6,413	9,319	15,732	2,116	2004	2/11/2015
Savannah, GA	L	10,777	3,220	10,687	380	3,220	11,067	14,287	2,161	2013	2/11/2015
South Bend, IN	C/O	—	514	6,590	352	514	6,942	7,456	972	1996 / 2011	12/23/2016
South Bend, IN	OC	—	3,954	38,503	32	3,954	38,535	42,489	3,977	2017	11/16/2017
Springfield, MO	O		118	16,629	9	118	16,638	16,756	288	2002	4/22/2021
S-2

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2021

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation(5)	Original Construction Date(s) (Unaudited)	Date Acquired
Sterling, VA	L	—	2,556	21,817	1,307	2,556	23,124	25,680	1,602	2001	1/31/2019
Suffolk, VA	O	—	7,141	61,577	4,107	7,141	65,684	72,825	4,341	1993 / 2004	5/8/2019
Sunburst, MT	O	—	2,192	9,423	425	2,192	9,848	12,040	1,992	2008	2/11/2015
Tracy, CA	W	—	2,678	548	29,641	2,678	30,189	32,867	2,404	2018	10/4/2017
Tustin, CA	O	—	8,532	24,279	284	8,532	24,563	33,095	1,722	1979 / 2019	10/22/2019
Upper Marlboro, MD	L	—	5,054	18,301	265	5,054	18,566	23,620	1,466	2002	11/15/2018
Vista, CA	L	—	3,998	24,053	1,386	3,998	25,439	29,437	4,345	2002	2/11/2015
Various	Various	—	4,076	15,691	12,299	4,076	27,990	32,066	—	N/A	Various
		$252,421	$222,838	$2,221,385	$232,342	$222,838	$2,453,727	$2,676,565	$277,377

(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)	Includes the unamortized balance of the fair value adjustments.
(3)	Includes write-offs of acquired tenant improvements upon the tenant vacating the space.
(4)	Excludes value of real estate intangibles.
(5)

Depreciation of real estate property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 40 years or to the term of the underlying lease.

The aggregate cost and accumulated depreciation for tax purposes was approximately $2,645.1 million and $331.7 million, respectively.

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2018	1,732,446	105,829
Additions	426,516	51,132
Dispositions	(14,167)	(892)
Balance at December 31, 2019	2,144,795	156,069
Additions	285,882	58,437
Dispositions	(8,803)	(1,293)
Balance at December 31, 2020	2,421,874	213,213
Additions	261,347	65,015
Dispositions	(6,656)	(851)
Balance at December 31, 2021	2,676,565	277,377

S-3