Form 10-Q
period 2022-03-31
Easterly Government Properties, Inc.
filed 2022-05-03
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 27, 2022, the registrant had 90,779,897 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	March 31, 2022	December 31, 2021
Assets
Real estate properties, net	$2,388,592	$2,399,188
Cash and cash equivalents	7,793	11,132
Restricted cash	9,545	9,011
Tenant accounts receivable	58,643	58,733
Investment in unconsolidated real estate venture	152,374	131,840
Intangible assets, net	179,609	186,307
Interest rate swaps	1,136	—
Prepaid expenses and other assets	34,642	29,901
Total assets	$2,832,334	$2,826,112

Liabilities
Revolving credit facility	35,000	14,500
Term loan facilities, net	248,679	248,579
Notes payable, net	695,703	695,589
Mortgage notes payable, net	250,945	252,421
Intangible liabilities, net	18,491	19,718
Deferred revenue	85,910	87,134
Interest rate swaps	1,330	5,700
Accounts payable, accrued expenses and other liabilities	56,931	60,890
Total liabilities	1,392,989	1,384,531

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 90,779,897 and 90,147,868 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	908	901
Additional paid-in capital	1,614,798	1,604,712
Retained earnings	69,364	62,023
Cumulative dividends	(403,788)	(379,895)
Accumulated other comprehensive loss	(172)	(5,072)
Total stockholders’ equity	1,281,110	1,282,669
Non-controlling interest in Operating Partnership	158,235	158,912
Total equity	1,439,345	1,441,581
Total liabilities and equity	$2,832,334	$2,826,112

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended March 31,
	2022	2021
Revenues
Rental income	$70,439	$64,179
Tenant reimbursements	1,144	320
Asset management income	248	—
Other income	471	502
Total revenues	72,302	65,001
Expenses
Property operating	15,458	12,094
Real estate taxes	7,826	7,286
Depreciation and amortization	24,159	22,325
Acquisition costs	362	487
Corporate general and administrative	5,983	5,808
Total expenses	53,788	48,000
Other income (expense)
Income from unconsolidated real estate venture	631	—
Interest expense, net	(10,882)	(9,121)
Net income	8,263	7,880
Non-controlling interest in Operating Partnership	(922)	(889)
Net income available to Easterly Government Properties, Inc.	$7,341	$6,991
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.08	$0.08
Diluted	$0.08	$0.08
Weighted-average common shares outstanding
Basic	90,150,518	82,120,353
Diluted	90,571,571	82,596,597
Dividends declared per common share	$0.265	$0.260

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2022	2021
Net income	$8,263	$7,880
Other comprehensive income:
Unrealized gain on interest rate swaps, net	5,507	1,838
Other comprehensive income	5,507	1,838
Comprehensive income	13,770	9,718
Non-controlling interest in Operating Partnership	(922)	(889)
Other comprehensive income attributable to non-controlling interest	(607)	(228)
Comprehensive income attributable to Easterly Government Properties, Inc.	$12,241	$8,601

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$8,263	$7,880
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,159	22,325
Straight line rent	(982)	(1,413)
Income from unconsolidated real estate venture	(631)	—
Amortization of above- / below-market leases	(860)	(1,286)
Amortization of unearned revenue	(1,398)	(1,421)
Amortization of loan premium / discount	(285)	(19)
Amortization of deferred financing costs	509	382
Amortization of lease inducements	212	214
Distributions from investment in unconsolidated real estate venture	1,819	—
Non-cash compensation	1,629	1,334
Other	—	10
Net change in:
Tenant accounts receivable	1,235	736
Prepaid expenses and other assets	(4,728)	(6,931)
Deferred revenue associated with operating leases	175	963
Principal payments on operating lease obligations	(95)	(116)
Accounts payable, accrued expenses and other liabilities	(4,910)	3,354
Net cash provided by operating activities	24,112	26,012
Cash flows from investing activities
Real estate acquisitions and deposits	(498)	(63,045)
Additions to operating properties	(5,275)	(5,628)
Additions to development properties	(965)	(3,423)
Investment in unconsolidated real estate venture	(21,723)	—
Net cash used in investing activities	(28,461)	(72,096)
Cash flows from financing activities
Issuance of common shares	9,504	40,403
Credit facility draws	32,000	80,000
Credit facility repayments	(11,500)	(50,250)
Repayments of mortgage notes payable	(1,300)	(940)
Dividends and distributions paid	(27,035)	(24,186)
Payment of offering costs	(125)	(473)
Net cash provided by financing activities	1,544	44,554
Net decrease in Cash and cash equivalents and Restricted cash	(2,805)	(1,530)
Cash and cash equivalents and Restricted cash, beginning of period	20,143	14,669
Cash and cash equivalents and Restricted cash, end of period	$17,338	$13,139

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the three months ended March 31,
	2022	2021
Cash paid for interest, net of capitalized interest	$9,705	$9,597
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$2,360	$1,269
Additions to development properties accrued, not paid	3,299	1,654
Offering costs accrued, not paid	10	6
Deferred asset acquisition costs accrued, not paid	2	65
Contingent consideration accrued, not paid	—	336
Unrealized gain on interest rate swaps, net	5,507	1,838
Recognition of operating lease right-of-use assets	101	—
Recognition of liabilities related to operating lease right-of-use assets	101	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(2,700)	$(2,664)
Common stock	2	2
Additional paid-in capital	2,698	2,662
Total	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements (unaudited)

1. Organization and Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2021, and related notes thereto, included in the Annual Report on Form 10-K of Easterly Government Properties, Inc. (the “Company”) for the year ended  December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2022.

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

We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of March 31, 2022, we wholly owned 85 operating properties and four operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 8.6 million leased square feet, including 88 operating properties that were leased primarily to U.S. Government tenant agencies and one operating property that was entirely leased to a private tenant. As of March 31, 2022, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership. We owned approximately 89.0% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at March 31, 2022. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2022 and December 31, 2021, the consolidated results of operations for the three months ended March 31, 2022 and 2021, and the consolidated cash flows for the three months ended March 31, 2022 and 2021. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

2. Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Real Estate and Intangibles

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of March 31, 2022 (amounts in thousands):

Total
Real estate properties, net
Land	$222,838
Building and improvements	2,338,284
Acquired tenant improvements	90,054
Construction in progress	32,257
Accumulated depreciation	(294,841)
Total Real estate properties, net	2,388,592
Intangible assets, net
In-place leases	285,806
Acquired leasing commissions	71,537
Above market leases	17,541
Payment in lieu of taxes	6,394
Accumulated amortization	(201,669)
Total Intangible assets, net	179,609
Intangible liabilities, net
Below market leases	(73,895)
Accumulated amortization	55,404
Total Intangible liabilities, net	(18,491)

No operating properties were acquired or disposed of during the three months ended March 31, 2022.

During the three months ended March 31, 2022, we incurred $0.4 million of acquisition-related expenses mainly consisting of internal costs associated with future property acquisitions.

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of March 31, 2022 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2022	$1,047	$(3,140)
2023	1,390	(4,024)
2024	1,341	(2,877)
2025	1,286	(2,170)
2026	1,217	(1,932)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in the JV (dollars in thousands):

		As of March 31,
Joint Venture	Ownership Interest	2022
MedBase Venture	53.0%	$152,374

On October 13, 2021, we formed an unconsolidated real estate venture, which we refer to as the JV, with a global investor to fund the acquisition of a portfolio of ten properties anticipated to encompass 1,214,165 leased square feet. We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement.

We provide asset management services to the JV. We recognized asset management service revenue of $0.2 million for the three months ended March 31, 2022.

On January 20, 2022, the JV issued 125 Series A Preferred Units (“preferred units”) which resulted in net proceeds of $0.1 million. Holders of the preferred units are entitled to receive, when declared, cumulative preferential cash distributions.

The following is a summary of financial information for the JV (amounts in thousands):

As of March 31,
Balance sheet information:	2022
Real estate, net (1)	$199,815
Other assets, net	93,393
Total assets	$293,208

Total liabilities (2)	$6,334
Total equity	286,874
Total liabilities and equity	$293,208

Company's share of equity	$151,999
Basis differential (3)	375
Carrying value of the Company's investment in the unconsolidated venture	$152,374

(1)	At March 31, 2022, this amount included right-of-use assets - finance leases totaling approximately $5.0 million representing a ground lease at VA – Lubbock.
(2)	At March 31, 2022, this amount included lease liabilities - finance leases totaling approximately $5.0 million representing a ground lease at VA – Lubbock.
(3)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level.
	For the three months ended March 31,
Income statement information:	2022	2021
Total revenue	$4,698	$—
Operating income	1,231	—
Net income	1,190	—

Company's share of net income	$631	$—

5. Debt

At March 31, 2022, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2022	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$35,000	L + 120 bps	July 2025 (3)
Total revolving credit facility	35,000

Term loan facilities:
2016 term loan facility	100,000	2.62% (5)	March 2024
2018 term loan facility (4)	150,000	3.91% (6)	July 2026
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,321)
Total term loan facilities, net	248,679

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
Total notes payable	700,000
Less: Total unamortized deferred financing fees	(4,297)
Total notes payable, net	695,703

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (7)	October 2023
VA – Golden	8,784	5.00% (7)	April 2024
MEPCOM – Jacksonville	6,465	4.41% (7)	October 2025
USFS II – Albuquerque	14,723	4.46% (7)	July 2026
ICE – Charleston	14,484	4.21% (7)	January 2027
VA – Loma Linda	127,500	3.59% (7)	July 2027
CBP – Savannah	11,002	3.40% (7)	July 2033
USCIS – Kansas City	51,500	3.68% (7)	August 2024
Total mortgage notes payable	250,158
Less: Total unamortized deferred financing fees	(1,743)
Less: Total unamortized premium/discount	2,530
Total mortgage notes payable, net	250,945

Total debt	$1,230,327
(1)

At March 31, 2022, the one-month LIBOR (“L”) was 0.45%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on the Company’s consolidated leverage ratio, as set forth in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $414.9 million at March 31, 2022 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

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

As of March 31, 2022, the net carrying value of real estate collateralizing our mortgages payable totaled $378.2 million. See Note 7 to the Consolidated Financial Statements, for the fair value of our debt instruments.

Financial Covenant Considerations

As of March 31, 2022, we were in compliance with all financial and other covenants related to our debt.

6. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of March 31, 2022 (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	1.41%	One-Month LIBOR	March 29, 2017	September 29, 2023	$1,136
$150,000	2.71%	One-Month LIBOR	December 13, 2018	June 19, 2023	$(1,330)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet (amounts in thousands):

Balance Sheet Line Item	As of March 31, 2022
Interest rate swaps - Asset	$1,136
Interest rate swaps - Liability	$(1,330)

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s variable rate debt.

The Company estimates that $1.0 million will be reclassified from AOCI as an increase to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (amounts in thousands):

	For the three months ended March 31,
	2022	2021
Unrealized gain recognized in AOCI	$4,239	$547
Loss reclassified from AOCI into interest expense	(1,268)	(1,291)

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness. As of March 31, 2022, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.0 million. As of March 31, 2022, the Company had not breached the provisions of these agreements and had not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $1.0 million.

7. Fair Value Measurements

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2022 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of March 31, 2022
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$1,136	$—
Interest rate swaps - Liability	$—	$(1,330)	$—

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

Financial assets and liabilities not measured at fair value

As of March 31, 2022, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	As of March 31, 2022
Financial liabilities	Carrying Amount (1)	Fair Value (2)

Revolving credit facility	$35,000	$35,000
2016 term loan facility	$100,000	$100,000
2018 term loan facility	$150,000	$150,000
Notes payable	$700,000	$690,623
Mortgages payable	$250,158	$250,363
(1)	The carrying amount consists of principal only.
(2)	We deem the fair value measurement of the financial liability instrument a Level 3 measurement.

8. Equity Incentive Plan

Restricted Shares

The Company awards restricted stock to certain members of management and non‑employee directors. Management awards generally vest over a range of two to four years. Non‑employee director shares vest upon the earlier of the anniversary of the date of the grant or the next annual stockholder meeting, as long as the grantee remains a director or employee on such date. Restricted stock awards issued under the 2015 Equity Incentive Plan, as amended (the “2015 Equity Incentive Plan”) may not be sold or otherwise transferred until restrictions have lapsed, as established by the compensation committee.

We value our non-vested restricted share awards at the grant date fair value, which was the market price of our common stock as of the applicable grant date. We recognized $0.2 million in compensation expense related to restricted common stock awards for each of the three months ended March 31, 2022 and 2021.

The fair value of restricted stock that vested was $1.1 million and $0.4 million during the three months ended March 31, 2022 and 2021, respectively based on the market price at the vesting date. The balance of unamortized restricted stock expense as of March 31, 2022, was $0.4 million, which is expected to be recognized over a weighted‑average period of 1.7 years.

A summary of the status of our restricted shares as of March 31, 2022 and changes during the three months ended March 31, 2022 is presented below:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2021	86,006	$19.16
Vested	(48,408)	17.69
Granted	7,353	20.68
Forfeited	—	—
Outstanding, March 31, 2022	44,951	$21.00

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

The following is a summary of our granted LTIP unit awards during the three months ended March 31, 2022:

Award Type	Grant Date	Performance Period End Date	Vest Date	Units Granted

Service	January 3, 2022	December 31, 2024	December 31, 2024	110,906
Operational	January 3, 2022	December 31, 2024	[1]	80,160
Performance	January 3, 2022	December 31, 2024	[1]	158,535
2022 LTIP Grant				349,601
(1)	Earned units will vest on date of compensation committee determination of performance.

We value our operational LTIP unit awards that are subject to the Company achieving certain performance conditions at the grant date fair value, which is the market price of our common stock as of the applicable grant date. We value our service-based LTIP unit awards at the grant date fair value, which is the market price of our common stock as of the applicable grant date, discounted by the risk related to the timing of book-up events. For the performance LTIP unit awards granted that are subject to the Company achieving certain total shareholder return thresholds, we used a Monte Carlo Simulation (risk-neutral approach) to determine the grant date fair value.

The following is a summary of the significant assumptions used to value the total shareholder return performance-based LTIP units during the three months ended March 31, 2022:

Expected volatility	27.0%
Dividend yield	4.8%
Risk-free interest rate	1.0%
Expected life	3 years

The fair value of LTIP units that vested were $5.3 million and $4.5 million during the three months ended March 31, 2022 and 2021, respectively, based on the market price at the vesting date. We recognized $1.4 million and $1.1 million in compensation expense related to LTIP unit awards for the three months ended March 31, 2022 and 2021, respectively. The balance of unamortized LTIP expense as of March 31, 2022 was $10.7 million, which is expected to be recognized over a weighted‑average period of 2.2 years. As of March 31, 2022, management considers it probable that the operational performance conditions on our unvested grants will be achieved.

A summary of the status of our LTIP units as of March 31, 2022 and changes during the three months ended March 31, 2022 are presented below:

	LTIP Units (1)	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2021	651,238	$21.02
Vested	(108,765)	18.75
Granted	349,601	17.53
Forfeited	—	—
Outstanding, March 31, 2022	892,074	$19.93
(1)	Reflects the number of LTIP units issued to the grantee on the date which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.

9. Equity

The following table summarizes the changes in the Company’s stockholders’ equity for the three months ended March 31, 2022 and 2021 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended March 31, 2022
Balance at December 31, 2021	90,147,868	$901	$1,604,712	$62,023	$(379,895)	$(5,072)	$158,912	$1,441,581
Stock based compensation	—	—	183	—	—	—	1,446	1,629
Dividends and distributions paid ($0.265 per share)	—	—	—	—	(23,893)	—	(3,141)	(27,034)
Grant of unvested restricted stock	7,353	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	189,751	2	2,698	—	—	—	(2,700)	—
Issuance of common stock, net	434,925	5	9,394	—	—	—	—	9,399
Unrealized gain on interest rate swaps, net	—	—	—	—	—	4,900	607	5,507
Net income	—	—	—	7,341	—	—	922	8,263
Allocation of non-controlling interest in Operating Partnership	—	—	(2,189)	—	—	—	2,189	—
Balance at March 31, 2022	90,779,897	$908	$1,614,798	$69,364	$(403,788)	$(172)	$158,235	$1,439,345
Three months ended March 31, 2021
Balance at December 31, 2020	82,106,256	$821	$1,424,787	$31,965	$(291,652)	$(11,351)	$145,400	$1,299,970
Stock based compensation	—	—	218	—	—	—	1,116	1,334
Dividends and distributions paid ($0.260 per share)	—	—	—	—	(21,355)	—	(2,831)	(24,186)
Grant of unvested restricted stock	4,462	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	189,411	2	2,662	—	—	—	(2,664)	—
Issuance of common stock, net	1,556,824	16	39,942	—	—	—	—	39,958
Unrealized gain on interest rate swaps, net	—	—	—	—	—	1,610	228	1,838
Net income	—	—	—	6,991	—	—	889	7,880
Allocation of non-controlling interest in Operating Partnership	—	—	(3,595)	—	—	—	3,595	—
Balance at March 31, 2021	83,856,953	$839	$1,464,014	$38,956	$(313,007)	$(9,741)	$145,733	$1,326,794

A summary of dividends declared by the Company’s board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2022	April 27, 2022	May 13, 2022	May 25, 2022	$0.265
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

Offering of Common Stock on a Forward Basis

On August 11, 2021, the Company and the Operating Partnership completed an underwritten public offering of 6,300,000 shares of common stock offered on a forward basis. In connection with the offering, the Company also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of the Company’s common stock. On December 28, 2021, the Company issued 3,991,000 shares of its common stock for net proceeds of $85.0 million, which shares were issued in partial settlement of the Forward Sales Agreements entered into in connection with the underwritten public offering. No shares were issued during the three months ended March 31, 2022. The Company expects to physically settle the remaining Forward Sales Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock upon one or more such physical settlements within approximately one year from the date of the offering. Although the Company expects to settle the Forward Sales Agreements entirely by the physical delivery of shares of its common stock for cash proceeds, the Company may also elect to cash or net-share settle all or a portion of its obligations under the Forward Sales Agreements, in which case, the Company may receive, or may owe, cash or shares of its common stock from or to the forward purchasers. The Forward Sales Agreements provide for an initial forward price of $21.64 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sales Agreements. The Forward Sales Agreements are subject to early termination or settlement under certain circumstances.

ATM Programs

The Company entered into separate equity distribution agreements on each of December 20, 2019 (the “2019 ATM Program”) and June 22, 2021 (the “2021 ATM Program” and, together with the 2019 ATM Program, the “ATM Programs”) with various financial institutions pursuant to which it may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million under each ATM Program from time to time in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under each of the ATM Programs, the Company may enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of the various financial institutions party to the respective ATM Program for the sale of shares of its common stock on a forward basis.

The following table sets forth certain information with respect to issuances under the 2019 ATM Program during the quarter ended March 31, 2022 (amounts in thousands except share amounts):

	2019 ATM Program
For the Three Months Ended:	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2022	434,925	$9,409
Total	434,925	$9,409
(1)

Shares issued by the Company, which were all issued in settlement of forward sales transactions. Additionally, as of March 31, 2022, the Company had entered into forward sales transactions under the 2019 ATM Program for the sale of an additional 1,950,000 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, the Company expects to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from June 2022 to January 2023. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $21.82 per share, the Company expects to receive net proceeds of approximately $42.6 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. The Company accounted for the forward sale agreements as equity.

No sales of shares of the Company’s common stock were made under the 2021 ATM Program during the quarter ended March 31, 2022.

The Company used the net proceeds received from such sales for general corporate purposes. As of March 31, 2022, the Company had approximately $300.0 million of gross sales of its common stock available under the 2021 ATM Program and $87.4 million of gross sales of its common stock available under the 2019 ATM Program.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three months ended March 31, 2022 and 2021 (amounts in thousands, except per share amounts):

	For the three months ended March 31,
	2022	2021
Numerator
Net income	$8,263	$7,880
Less: Non-controlling interest in Operating Partnership	(922)	(889)
Net income available to Easterly Government Properties, Inc.	7,341	6,991
Less: Dividends on participating securities	(135)	(114)
Net income available to common stockholders	$7,206	$6,877
Denominator for basic EPS	90,150,518	82,120,353
Dilutive effect of share-based compensation awards	36,929	55,822
Dilutive effect of LTIP units (1)	304,861	411,434
Dilutive effect of shares issuable under forward sale agreements (2)	79,263	8,988
Denominator for diluted EPS	90,571,571	82,596,597
Basic EPS	$0.08	$0.08
Diluted EPS	$0.08	$0.08

(1)

During the three months ended March 31, 2022 and 2021, there were 355,290 and 122,397 unvested performance-based LTIP units, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

(2)

During the three months ended March 31, 2022 and 2021, there were 500,000 and 2,549,697 shares, respectively, of underlying unsettled forward sales transactions that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

11. Leases

Lessor

The Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 17.4 years as of March 31, 2022), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of March 31, 2022 (amounts in thousands):

	Payments due by period
	Total	2022 (1)	2023	2024	2025	2026	Thereafter
Fixed lease payments	$1,996,172	169,737	213,084	195,681	183,142	174,013	1,060,515
(1)	Represents the nine months ending December 31, 2022.

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	For the three months ended March 31,
	2022	2021
Fixed	$65,447	$59,640
Variable	4,992	4,539
Property rental revenue	70,439	64,179

Lessee

The Company leases corporate office space under operating lease arrangements in Washington, D.C. and San Diego, CA. The San Diego, CA operating lease is set to expire in March 2023 with the option to terminate in October 2022.  The option to terminate was included in the term used in determining the right-of-use asset balance.

The leases include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. The Company has elected not to separate lease and non-lease components for its corporate office leases.

As of March 31, 2022 and December 31, 2022, the unamortized balances associated with the Company’s right-of-use operating lease asset and operating lease liability were $1.5 million and $1.6 million, respectively. The Company used its incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on its revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for the Company’s commenced operating leases for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	For the three months ended March 31,
	2022	2021
Cash flows from operating lease costs	$101	$149

In addition, the maturity of fixed lease payments under the Company’s commenced corporate office leases as of March 31, 2022 is summarized in the table below (amounts in thousands):

Corporate office leases	Payments due by period
2022 (1)	277
2023	277
2024	446
2025	456
2026	309
Thereafter	—
Total future minimum lease payments	$1,765
Imputed interest	(128)
Total	$1,637

(1)	Represents the nine months ended December 31, 2022.

12. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three months ended March 31, 2022 (amounts in thousands):

	For the three months ended March 31,
Tenant	2022	2021

U.S. Joint Staff Command (“JSC”)	$292	$1
Federal Bureau of Investigation (“FBI”)	226	5
Food and Drug Administration (“FDA”)	204	18
Customs and Border Protection (“CBP”)	120	—
U.S. Citizenship and Immigration Services (“USCIS”)	110	17
Department of Veteran Affairs (“VA”)	99	111
National Park Services (“NPS”)	99	—
Occupational Safety and Health Administration ("OSHA")	46	—
Internal Revenue Service (“IRS”)	33	11
U.S. Coast Guard (“USCG”)	33	—
The Judiciary of the U.S. Government (“JUD”)	4	—
Health Resources and Services Administration (“HRSA”)	4	3
Patent and Trademark Office (“PTO”)	2	—
Environmental Protection Agency (“EPA”)	—	89
Department of Transportation (“DOT”)	—	40
General Services Administration - Other	—	25
Military Entrance Processing Command (“MEPCOM”)	—	18
Federal Emergency Management Agency (“FEMA”)	—	15
Bureau of the Fiscal Service (“BFS”)	—	4
	$1,272	$357

The balance in Accounts receivable related to tenant construction projects and the associated project management income was $5.4 million as of March 31, 2022 and $5.0 million as of December 31, 2021.

The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects on-going as of March 31, 2022 with a duration of greater than one year.

During each of the three months ended March 31, 2022 and 2021, the Company recognized $0.1 million in parking garage income generated from the operations of parking garages situated on the Various GSA – Buffalo property and on the Various GSA – Portland property. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied. The balance in Accounts receivable related to parking garage income was less than $0.1 million as of each of March 31, 2022 and December 31, 2021.

During the three months ended March 31, 2022 and 2021, the Company recognized $0.1 million and $0.3 million, respectively, in income for providing COVID-19 related cleaning services to certain tenants. The income falls within the scope of ASC 606 and is recognized over time as the performance obligation is satisfied. The balance in Accounts receivable related to these services was less than $0.1 million as of March 31, 2022, and $0.1 million as of December 31, 2021.

There were no contract assets or liabilities as of March 31, 2022 or December 31, 2021.

13. Concentrations Risk

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or non-governmental tenants. At March 31, 2022, the U.S. Government accounted for approximately 97.6% of our total annualized lease income and non-governmental tenants accounted for the remaining approximately 2.4%.

Seventeen of our 89 wholly-owned and unconsolidated operating properties are located in California, accounting for approximately 15.5% of our total leased square feet and approximately 21.0% of our total annualized lease income as of March 31, 2022. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

14. Related Parties

The Company provides asset management services to properties owned by the JV. For the three months ended March 31, 2022, we recognized Asset management fees of $0.2 million. We did not recognize Asset management fees for the three months ended March 31, 2021.

15. Subsequent Events

For its consolidated financial statements as of March 31, 2022, the Company evaluated subsequent events and noted the following significant events.

On April 1, 2022, the JV acquired a 77,128 square foot VA field office located in Birmingham, Alabama. The building is a build-to-suit property that was completed during 2021. The field office is leased to the VA and has a lease expiration of October 2041.

On April 28, 2022, the Company’s Board of Directors authorized a share repurchase program whereby the Company may repurchase up to 4,538,994 shares of its common stock, or approximately 5% of its outstanding shares as of the authorization date. Under this authorization, the Company is not required to purchase shares, but may choose to do so in the open market or through privately negotiated transactions at times and amounts based on its evaluation of market conditions and other factors.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

the factors included under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the factors included under the heading “Risk Factors” in the Company’s other public filings;

•

risks associated with our dependence on the U.S. Government and its agencies for substantially all of our revenues, including credit risk and risk that the U.S. Government reduces its spending on real estate or that it changes its preference away from leased properties;

•	risks associated with ownership and development of real estate;
•	the risk of decreased rental rates or increased vacancy rates;
•	loss of key personnel;
•	the continuing adverse impact of the novel coronavirus (“COVID-19”) pandemic on the U.S., regional and global economies and our financial condition and results of operations;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	the risk we may lose one or more major tenants;
•	difficulties in completing and successfully integrating acquisitions;
•	failure of acquisitions or development projects to occur at anticipated levels or yield anticipated results;
•	risks associated with actual or threatened terrorist attacks;
•	risks associated with our joint venture activities;
•	intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;
•	insufficient amounts of insurance or exposure to events that are either uninsured or underinsured;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	exposure to liability relating to environmental and health and safety matters;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments and the nature of our assets;
•	exposure to litigation or other claims;
•	risks associated with breaches of our data security;
•

risks associated with our indebtedness, including failure to refinance current or future indebtedness on favorable terms, or at all; failure to meet the restrictive covenants and requirements in our existing and new debt agreements; fluctuations in interest rates and increased costs to refinance or issue new debt;

•	risks associated with capital allocation strategies, including any share repurchases;

•	risks associated with derivatives or hedging activity; and
•	risks associated with mortgage debt or unsecured financing or the unavailability thereof, which could make it difficult to finance or refinance properties and could subject us to foreclosure.

For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as may be supplemented or amended from time to time.

Overview

References to “we,” “our,” “us” and “the Company” refer to Easterly Government Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Easterly Government Properties LP, a Delaware limited partnership, which we refer to herein as the “operating partnership.” We present certain financial information and metrics “at Easterly Share,” which is calculated on an entity-by-entity basis. “At Easterly Share” information, which we also refer to as being “at share,” “pro rata,” “our pro rata share” or “our share” is not, and is not intended to be, a presentation in accordance with GAAP.

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

We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of March 31, 2022, we wholly owned 85 operating properties and four operating properties through an unconsolidated joint venture, which we refer to herein as the “JV,” in the United States encompassing approximately 8.6 million leased square feet (8.3 million pro rata), including 88 operating properties that were leased primarily to U.S. Government tenant agencies and one operating property with approximately 0.1 million leased square feet that was entirely leased to a private tenant. As of March 31, 2022, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the operating partnership and owned approximately 89.0% of the aggregate limited partnership interests in the operating partnership, which we refer to herein as common units, as of March 31, 2022. We have elected to be taxed as a REIT and we believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Investment in unconsolidated real estate venture

On October 13, 2021, we formed a new JV with a global investor (the “JV Partner”) to fund the acquisition of a portfolio of ten properties anticipated to encompass 1,214,165 leased square feet (the “Portfolio Acquisition”). We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement. During 2021, the JV closed on four of the ten properties included in the Portfolio Acquisition.

On April 1, 2022, the JV acquired a 77,128 square foot VA field office located in Birmingham, Alabama. The building is a build-to-suit property that was completed during 2021. The field office is leased to the VA and has a lease expiration of October 2041.

We expect the JV to close on the remaining Portfolio Acquisition during 2022 and 2023.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has caused, and continues to cause significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

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

To date, the impact of the COVID-19 pandemic on our business and financial condition has not been significant. The future impact of the COVID-19 pandemic on our operations and financial condition will, however, depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the potential adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition.

Operating Properties

As of March 31, 2022, our operating properties were 99% leased with a weighted average annualized lease income per leased square foot of $34.25 ($34.10 pro rata) and a weighted average age of approximately 13.9 years based on the date the property was built or renovated-to-suit, where applicable. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at March 31, 2022, and it includes properties held by the JV:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,475,732	5.7%	$50.29
USCIS - Kansas City (3)	Lee's Summit, MO	O/W	2042	489,316	11,562,444	4.0%	23.63
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,176,525	2.8%	20.25
Various GSA - Buffalo (4)	Buffalo, NY	O	2036	270,809	7,079,104	2.4%	26.14
IRS - Fresno	Fresno, CA	O	2033	180,481	7,034,675	2.4%	38.98
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,817,719	2.3%	40.21
Various GSA - Chicago	Des Plaines, IL	O	2023	202,185	6,812,395	2.3%	33.69
Various GSA - Portland (5)	Portland, OR	O	2025	210,239	6,603,668	2.2%	31.41
PTO - Arlington	Arlington, VA	O	2035	190,546	6,389,014	2.2%	33.53
VA - San Jose	San Jose, CA	OC	2038	90,085	5,719,246	1.9%	63.49
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,603,247	1.9%	33.04
FBI - San Antonio	San Antonio, TX	O	2025	148,584	5,189,147	1.8%	34.92
FDA - Alameda	Alameda, CA	L	2039	69,624	4,667,346	1.6%	67.04
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,644,079	1.6%	22.08
FBI - Omaha	Omaha, NE	O	2024	112,196	4,391,661	1.5%	39.14
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,278,888	1.5%	23.45
EPA - Kansas City	Kansas City, KS	L	2042	71,979	4,239,672	1.4%	58.90
FBI / DEA - El Paso	El Paso, TX	O/W	2028	203,683	4,175,129	1.4%	20.50
ICE - Charleston (6)	North Charleston, SC	O	2022	86,733	4,044,329	1.4%	46.63
VA - South Bend	Mishakawa, IN	OC	2032	86,363	4,020,301	1.4%	46.55
FDA - Lenexa	Lenexa, KS	L	2040	59,690	3,966,225	1.4%	66.45
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,809,481	1.3%	27.67
DOI - Billings	Billings, MT	O/W	2033	149,110	3,768,201	1.3%	25.27
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	3,693,747	1.3%	36.92

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
FBI - Birmingham	Birmingham, AL	O	2042	96,278	3,683,969	1.3%	38.26
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,667,889	1.2%	26.64
DOT - Lakewood	Lakewood, CO	O	2024	122,225	3,579,204	1.2%	29.28
VA - Mobile	Mobile, AL	OC	2033	79,212	3,520,213	1.2%	44.44
FBI - Knoxville	Knoxville, TN	O	2025	99,130	3,504,570	1.2%	35.35
FBI - Richmond	Richmond, VA	O	2041	96,607	3,252,338	1.1%	33.67
VA - Chico	Chico, CA	OC	2034	51,647	3,243,060	1.1%	62.79
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,141,254	1.1%	31.82
DEA - Vista	Vista, CA	L	2035	52,293	3,067,840	1.0%	58.67
FDA - College Park	College Park, MD	L	2029	80,677	3,060,351	1.0%	37.93
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,059,690	1.0%	45.79
OSHA - Sandy	Sandy, UT	L	2024	75,000	3,039,951	1.0%	40.53
USFS I - Albuquerque	Albuquerque, NM	O	2026	92,455	3,000,837	1.0%	32.46
VA - Orange	Orange, CT	OC	2034	56,330	2,925,702	1.0%	51.94
VA - Midwest	Brownsburg, IN	OC	2041	80,000	2,913,917	1.0%	36.42
JUD - Del Rio	Del Rio, TX	C/O	2024	89,880	2,791,775	1.0%	31.06
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,789,429	1.0%	39.23
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,745,468	0.9%	53.86
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,714,017	0.9%	63.89
JUD - El Centro	El Centro, CA	C/O	2034	43,345	2,701,669	0.9%	62.33
FBI - Mobile	Mobile, AL	O	2029	76,112	2,681,926	0.9%	35.24
SSA - Charleston	Charleston, WV	O	2024	110,000	2,648,946	0.9%	24.08
FBI - Albany	Albany, NY	O	2036	69,476	2,611,361	0.9%	37.59
DEA - Sterling	Sterling, VA	L	2037	49,692	2,589,287	0.9%	52.11
USAO - Louisville	Louisville, KY	O	2031	60,000	2,506,169	0.9%	41.77
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,489,513	0.8%	29.75
DEA - Dallas Lab	Dallas, TX	L	2022	49,723	2,356,701	0.8%	47.40
JUD - Charleston	Charleston, SC	C/O	2040	52,339	2,333,282	0.8%	44.58
DHA - Aurora	Aurora, CO	O	2034	101,285	2,328,334	0.8%	22.99
FBI - Little Rock	Little Rock, AR	O	2022	102,377	2,316,507	0.8%	22.63
DEA - Dallas	Dallas, TX	O	2041	71,827	2,256,089	0.8%	31.41
Various GSA - Cleveland (7)	Brooklyn Heights, OH	O	2031	61,384	2,229,291	0.8%	36.32
MEPCOM - Jacksonville	Jacksonville, FL	O	2025	30,000	2,215,072	0.8%	73.84
CBP - Savannah	Savannah, GA	L	2033	35,000	2,191,933	0.7%	62.63
DOE - Lakewood	Lakewood, CO	O	2029	115,650	2,126,332	0.7%	18.39
NWS - Kansas City	Kansas City, MO	O	2033	94,378	2,114,806	0.7%	22.41
JUD - Jackson	Jackson, TN	C/O	2023	73,397	2,071,774	0.7%	28.23
DEA - Santa Ana	Santa Ana, CA	O	2024	39,905	1,900,432	0.6%	47.62
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,864,151	0.6%	49.09
ICE - Otay	San Diego, CA	O	2022	49,457	1,813,841	0.6%	36.68
NPS - Omaha	Omaha, NE	O	2024	62,772	1,788,348	0.6%	28.49
VA - Golden	Golden, CO	O/W	2026	56,753	1,735,882	0.6%	30.59
CBP - Sunburst	Sunburst, MT	O	2028	33,000	1,649,287	0.6%	49.98
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,640,946	0.6%	27.56
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,522,812	0.5%	32.41
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,498,199	0.5%	23.50
VA - Charleston	North Charleston, SC	W	2040	97,718	1,434,707	0.5%	14.68

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
DEA - Birmingham	Birmingham, AL	O	2023	35,616	1,392,673	0.5%	39.10
DEA - Albany	Albany, NY	O	2025	31,976	1,379,851	0.5%	43.15
USAO - Springfield	Springfield, IL	O	2038	43,600	1,357,401	0.5%	31.13
DEA - Riverside	Riverside, CA	O	2032	34,354	1,283,654	0.4%	37.37
SSA - Dallas	Dallas, TX	O	2035	27,200	1,036,871	0.4%	38.12
HRSA - Baton Rouge	Baton Rouge, LA	O	2040	27,569	945,283	0.3%	34.29
VA - Baton Rouge	Baton Rouge, LA	OC	2024	30,000	804,727	0.3%	26.82
ICE - Pittsburgh (8)	Pittsburgh, PA	O	2032	25,369	803,239	0.3%	31.66
JUD - South Bend	South Bend, IN	C/O	2027	30,119	789,781	0.3%	26.22
ICE - Louisville	Louisville, KY	O	2022	17,420	715,988	0.2%	41.10
DEA - San Diego	San Diego, CA	W	2032	16,100	543,354	0.2%	33.75
SSA - San Diego	San Diego, CA	O	2032	10,059	433,098	0.1%	43.06
DEA - Bakersfield	Bakersfield, CA	O	2038	9,800	389,559	0.1%	39.75
Subtotal				8,028,907	$274,356,525	93.6%	$34.17
Wholly Owned Privately Leased Property
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	410,344	0.1%	5.86
Subtotal				70,078	$410,344	0.1%	$5.86

Wholly Owned Properties Total / Weighted Average				8,098,985	$274,766,869	93.7%	$33.93
Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - San Antonio (9)	San Antonio, TX	OC	2041	226,148	$9,413,858	3.2%	$41.63
VA - Chattanooga (9)	Chattanooga, TN	OC	2035	94,566	4,154,710	1.4%	43.93
VA - Lubbock (9) (10)	Lubbock, TX	OC	2040	120,916	3,961,655	1.3%	32.76
VA - Lenexa (9)	Lenexa, KS	OC	2041	31,062	1,277,946	0.4%	41.14
Subtotal				472,692	$18,808,169	6.3%	$39.79

Total / Weighted Average				8,571,677	$293,575,038	100.0%	$34.25

Total / Weighted Average at Easterly's Share				8,349,511	$284,735,198		$34.10
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution.
(2)	The year of lease expiration does not include renewal options.
(3)	Private tenants occupy 172,998 leased square feet.
(4)	Private tenants occupy 14,274 leased square feet.
(5)	Private tenants occupy 41,108 leased square feet.
(6)	A private tenant occupies 21,609 leased square feet.
(7)	A private tenant occupies 11,402 leased square feet.
(8)	A private tenant occupies 3,854 leased square feet.
(9)	We own 53.0% of the property through an unconsolidated joint venture.
(10)	Asset is subject to a ground lease where we are the lessee.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 17.4 years as of March 31, 2022), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place (including for wholly owned properties and properties held by the JV) as of March 31, 2022:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2022	7	234,014	2.7%	$7,699,690	2.6%	$32.90
2023	12	375,974	4.4%	12,153,264	4.1%	32.32
2024	12	790,700	9.2%	24,323,429	8.3%	30.76
2025	15	679,124	7.9%	22,827,474	7.8%	33.61
2026	6	295,783	3.5%	9,240,909	3.1%	31.24
2027	7	502,963	5.9%	18,070,180	6.2%	35.93
2028	9	794,819	9.3%	16,988,032	5.8%	21.37
2029	5	493,794	5.8%	14,026,011	4.8%	28.40
2030	—	—	0.0%	—	0.0%	—
2031	2	100,502	1.2%	4,022,326	1.4%	40.02
Thereafter	49	4,304,004	50.1%	164,223,723	55.9%	38.16
Total / Weighted Average	124	8,571,677	100.0%	$293,575,038	100.0%	$34.25

(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of March 31, 2022, 20 tenants occupying approximately 6.1% of our leased square feet and contributing approximately 5.7% of our annualized lease income have exercisable rights to terminate their lease before the stated term of their respective lease expires.

Information about our development property as of March 31, 2022 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year	162,000
(1)	L=Laboratory.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2022 and 2021

The financial information presented below summarizes our results of operations for the three months ended March 31, 2022 and 2021 (amounts in thousands).

	For the three months ended March 31,
	2022	2021	Change
Revenues
Rental income	$70,439	$64,179	$6,260
Tenant reimbursements	1,144	320	824
Asset management income	248	—	248
Other income	471	502	(31)
Total revenues	72,302	65,001	7,301
Expenses
Property operating	15,458	12,094	3,364
Real estate taxes	7,826	7,286	540
Depreciation and amortization	24,159	22,325	1,834
Acquisition costs	362	487	(125)
Corporate general and administrative	5,983	5,808	175
Total expenses	53,788	48,000	5,788
Other income (expense)
Income from unconsolidated real estate venture	631	—	631
Interest expense, net	(10,882)	(9,121)	(1,761)
Net income	$8,263	$7,880	$383

Revenues

Total revenues increased $7.3 million to $72.3 million for the three months ended March 31, 2022 compared to $65.0 million for the three months ended March 31, 2021.

The $6.3 million increase in Rental income is primarily attributable to an increase in revenues from the five operating properties acquired since March 31, 2021, as well as a full period of operations from the three operating properties acquired during the three months ended March 31, 2021, offset by two properties disposed of since March 31, 2021.

The $0.8 million increase in Tenant reimbursements is primarily attributable to an increase in tenant project reimbursements.

The $0.2 million increase in Asset management income is attributable to the fee we earned for asset management of the JV.

Expenses

Total expenses increased $5.8 million to $53.8 million for the three months ended March 31, 2022 compared to $48.0 million for the three months ended March 31, 2021.

The $3.4 million increase in Property operating expenses is primarily attributable to the five operating properties acquired since March 31, 2021, as well as a full period of operations from the three operating properties acquired during the three months ended March 31, 2021, and an increase in expenses associated with tenant project reimbursements, offset by two properties disposed of since March 31, 2021.

The $0.5 million increase in Real estate taxes is also primarily attributable to the five operating properties acquired since March 31, 2021, as well as a full period of operations from the three operating properties acquired during the three months ended March 31, 2021, offset by two properties disposed of since March 31, 2021.

The $1.8 million increase in Depreciation and amortization is primarily related to depreciation attributable to the five operating properties acquired since March 31, 2021, as well as a full period of operations from the three operating properties acquired during the three months ended March 31, 2021, offset by a decrease in fully amortized lease intangibles.

Additionally, Corporate general and administrative costs increased by $0.2 million, primarily due to an increase in employee costs.

Income from unconsolidated real estate venture

On October 13, 2021, we formed the JV to fund the Portfolio Acquisition in which we own a 53.0% interest. The increase in Income from unconsolidated real estate venture is attributable to our pro rata share of operations from properties acquired by the JV in the fourth quarter of 2021.

Interest expense

The $1.8 million increase in Interest expense is primarily related to the issuance of our 2021 series of unsecured senior notes.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, planned and possible acquisitions of properties, including the remaining Portfolio Acquisition properties through the JV, stockholder distributions to maintain our qualification as a REIT, repurchases of common stock under our share repurchase program and other capital obligations associated with conducting our business. At March 31, 2022, we had $7.8 million available in cash and cash equivalents and there was $414.9 million available under our revolving credit facility.

Our primary expected sources of capital are as follows:

•	cash and cash equivalents;
•	operating cash flow;
•	distribution of cash flows from the JV;
•	available borrowings under our revolving credit facility;
•	issuance of long-term debt;
•	issuance of equity, including under our ATM Programs (as described below); and
•	asset sales.

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•	development and redevelopment activities, including major redevelopment, renovation or expansion programs at individual properties;
•	property acquisitions under contract, including our JV share of the remaining Portfolio Acquisition properties;
•	tenant improvements, allowances and leasing costs;
•	recurring maintenance and capital expenditures;
•	debt repayment requirements;
•	corporate and administrative costs;
•	interest payments on our outstanding indebtedness;
•	interest swap payments;
•	distribution payments; and
•	repurchases of common stock under our share repurchase program.

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

Equity

Offering of Common Stock on a Forward Basis

On August 11, 2021, we and the operating partnership completed an underwritten public offering of 6,300,000 shares of common stock offered on a forward basis. In connection with the offering, we also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of our common stock. On December 28, 2021, we issued 3,991,000 shares of our common stock for net proceeds of $85.0 million, which shares were issued in partial settlement of the Forward Sales Agreements entered into in connection with the underwritten public offering. No shares were issued during the three months ended March 31, 2022. We expect to physically settle the remaining Forward Sales Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares of our common stock upon one or more such physical settlements within approximately one year from the date of the offering. Although we expect to settle the Forward Sales Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net-share settle all or a portion of our obligations under the Forward Sales Agreements, in which case, we may receive, or may owe, cash or shares of our common stock from or to the forward purchasers. The Forward Sales Agreements provide for an initial forward price of $21.64 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sales Agreements. The Forward Sales Agreements are subject to early termination or settlement under certain circumstances.

ATM Programs

We entered into separate equity distribution agreements on each of December 20, 2019 (the “2019 ATM Program”) and June 22, 2021 (the “2021 ATM Program” and, together with the 2019 ATM Program, the “ATM Programs”) with various financial institutions pursuant to which it may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million under each ATM Program from time to time in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under each of the ATM Programs, we may enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of the various financial institutions party to the respective ATM Program for the sale of shares of its common stock on a forward basis.

The following table sets forth certain information with respect to issuances under the 2019 ATM Program during the quarter ended March 31, 2022 (amounts in thousands, except share amounts):

	2019 ATM Program
For the Three Months Ended:	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2022	434,925	$9,409
Total	434,925	$9,409
(1)

Shares issued by us, which were all issued in settlement of forward sales transactions. Additionally, as of March 31, 2022, we had entered into forward sales transactions under the 2019 ATM Program for the sale of an additional 1,950,000 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from June 2022 to January 2023. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $21.82 per share, we expect to receive net proceeds of approximately $42.6 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. We accounted for the forward sale agreements as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the quarter ended March 31, 2022.

We used the net proceeds received from such sales for general corporate purposes. As of March 31, 2022, we had approximately $300.0 million of gross sales of its common stock available under the 2021 ATM Program and $87.4 million of gross sales of its common stock available under the 2019 ATM Program.

Share Repurchase Program

On April 28, 2022, our Board of Directors authorized a share repurchase program whereby we may repurchase up to 4,538,994 shares of our common stock, or approximately 5% of our outstanding shares as of the authorization date. Under this authorization, we are not required to purchase shares, but may choose to do so in the open market or through privately negotiated transactions at times and amounts based on our evaluation of market conditions and other factors.

Debt

The following table sets forth certain information with respect to our outstanding indebtedness as of March 31, 2022 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2022	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$35,000	L + 120 bps	July 2025 (3)
Total revolving credit facility	35,000

Term loan facilities:
2016 term loan facility	100,000	2.62% (5)	March 2024
2018 term loan facility (4)	150,000	3.91% (6)	July 2026
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,321)
Total term loan facilities, net	248,679

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
Total notes payable	700,000
Less: Total unamortized deferred financing fees	(4,297)
Total notes payable, net	695,703

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (7)	October 2023
VA – Golden	8,784	5.00% (7)	April 2024
MEPCOM – Jacksonville	6,465	4.41% (7)	October 2025
USFS II – Albuquerque	14,723	4.46% (7)	July 2026
ICE – Charleston	14,484	4.21% (7)	January 2027
VA – Loma Linda	127,500	3.59% (7)	July 2027
CBP – Savannah	11,002	3.40% (7)	July 2033
USCIS – Kansas City	51,500	3.68% (7)	August 2024
Total mortgage notes payable	250,158
Less: Total unamortized deferred financing fees	(1,743)
Less: Total unamortized premium/discount	2,530
Total mortgage notes payable, net	250,945

Total debt	$1,230,327
(1)

At March 31, 2022, the one-month LIBOR (“L”) was 0.45%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on our consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $414.9 million at March 31, 2022 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

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

Our revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2022, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of March 31, 2022 (dollar amounts in thousands):

Debt Capital Structure	March 31, 2022
Total principal outstanding	$1,235,158
Weighted average maturity	6.5 years
Weighted average interest rate	3.5%
% Variable debt	4.1%
% Fixed debt (1)	95.9%
% Secured debt	20.4%
(1)	Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Material Cash Commitments

During the three months ended March 31, 2022, there were no material changes to the cash commitment information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of March 31, 2022, we have invested $152.4 million in the JV. For a more complete description of the JV, see Note 4 to the Consolidated Financial Statements.

As of March 31, 2022, we had capital commitments to the JV totaling $152.9 million. As of December 31, 2021, none of the properties owned by the JV were encumbered by mortgage indebtedness.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2022	April 27, 2022	May 13, 2022	May 25, 2022	$0.265
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

Cash Flows

The following table sets forth a summary of cash flows for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	For the three months ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$24,112	$26,012
Investing activities	(28,461)	(72,096)
Financing activities	1,544	44,554

Operating Activities

We generated $24.1 million and $26.0 million of cash from operating activities during the three months ended March 31, 2022 and 2021, respectively. Net cash provided by operating activities for the three months ended March 31, 2022 includes $30.6 million in net cash from rental activities net of expenses and $1.8 million related to distributions from investment in unconsolidated real estate venture, offset by $8.3 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the three months ended March 31, 2021 includes $28.0 million in net cash from rental activities net of expenses, offset by $2.0 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities.

Investing Activities

We used $28.5 million and $72.1 million in cash for investing activities during the three months ended March 31, 2022 and 2021, respectively. Net cash used in investing activities for the three months ended March 31, 2022 includes $21.7 million in investment in unconsolidated real estate venture, $5.3 million in additions to operating properties, $1.0 million in additions to development properties and $0.5 million in deposits on acquisitions. Net cash used in investing activities for the three months ended March 31, 2021 includes $63.0 million in real estate acquisitions, $3.4 million in additions to development properties and $5.6 million in additions to operating properties.

Financing Activities

We generated $1.5 million and $44.6 million in cash from financing activities during the three months ended March 31, 2022 and 2021, respectively. Net cash generated by financing activities for the three months ended March 31, 2022 includes $32.0 million in draws under our revolving credit facility and $9.5 million in gross proceeds from issuances of shares of our common stock, offset by $27.0 million in dividend payments, $11.5 million in net pay downs under our revolving credit facility, $1.3 million in mortgage notes payable repayment and $0.1 million in the payment of offering costs. Net cash generated by financing activities for the three months ended March 31, 2021 includes $80.0 million in draws under our revolving credit facility and $40.4 million in gross proceeds from issuances of shares of our common stock, offset by $50.3 million in net pay downs under our revolving credit facility, $24.2 million in dividend payments, $0.9 million in mortgage notes payable repayment and $0.5 million in the payment of offering costs.

Non-GAAP Financial Measures

We use and present Funds From Operations (“FFO”), and FFO, as Adjusted as supplemental measures of our performance. The summary below describes our use of FFO and FFO, as Adjusted, provides information regarding why we believe these measures are meaningful supplemental measures of our performance and reconciles these measures from net income, presented in accordance with GAAP.

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

FFO is defined by Nareit as net income (calculated in accordance with GAAP), excluding:

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

We adjust FFO to present FFO, as Adjusted as an alternative measure of our operating performance, which, when applicable, excludes the impact of acquisition costs, straight-line rent, amortization of above-/below-market leases, amortization of deferred revenue (which results from landlord assets funded by tenants), non-cash interest expense, non-cash compensation, depreciation of non-real estate assets and other non-cash items and the unconsolidated real estate venture’s allocated share of these adjustments. By excluding these income and expense items from FFO, as Adjusted, we believe we provide useful information as these items have no cash impact. In addition, by excluding acquisition related costs we believe FFO, as Adjusted provides useful information that is comparable across periods and more accurately reflects the operating performance of our properties.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	For the three months ended March 31,
	2022	2021
Net income	$8,263	$7,880
Depreciation of real estate assets	23,912	22,318
Unconsolidated real estate venture allocated share of above adjustments	878	—
FFO	33,053	30,198
Adjustments to FFO:
Acquisition costs	362	487
Straight-line rent and other non-cash adjustments	(982)	(1,413)
Amortization of above-/below-market leases	(860)	(1,286)
Amortization of deferred revenue	(1,398)	(1,421)
Non-cash interest expense	225	363
Non-cash compensation	1,629	1,334
Depreciation of non-real estate assets	247	7
Unconsolidated real estate venture allocated share of above adjustments	(299)	—
FFO, as Adjusted	$31,977	$28,269

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

Our Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of our significant accounting policies, which utilize relevant critical accounting estimates.

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

As of March 31, 2022, $1.2 billion, or 95.9% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $50.7 million, or 4.1% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.1 million annually.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us.

Item 1A.	Risk Factors

Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

The timing and amount of repurchases of shares of our common stock, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock, our cost of capital and the nature of other investment opportunities. Our share repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of our share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: May 3, 2022	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: May 3, 2022	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)