Form 10-Q
period 2022-06-30
Easterly Government Properties, Inc.
filed 2022-08-02
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 26, 2022, the registrant had 90,816,622 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	June 30, 2022	December 31, 2021
Assets
Real estate properties, net	$2,464,280	$2,399,188
Cash and cash equivalents	8,259	11,132
Restricted cash	9,785	9,011
Tenant accounts receivable	57,120	58,733
Investment in unconsolidated real estate venture	182,343	131,840
Intangible assets, net	183,088	186,307
Interest rate swaps	2,710	—
Prepaid expenses and other assets	33,465	29,901
Total assets	$2,941,050	$2,826,112

Liabilities
Revolving credit facility	142,750	14,500
Term loan facilities, net	248,779	248,579
Notes payable, net	695,819	695,589
Mortgage notes payable, net	249,450	252,421
Intangible liabilities, net	20,257	19,718
Deferred revenue	85,756	87,134
Interest rate swaps	—	5,700
Accounts payable, accrued expenses and other liabilities	56,244	60,890
Total liabilities	1,499,055	1,384,531

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 90,816,622 and 90,147,868 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	908	901
Additional paid-in capital	1,621,288	1,604,712
Retained earnings	76,561	62,023
Cumulative dividends	(427,851)	(379,895)
Accumulated other comprehensive income (loss)	2,393	(5,072)
Total stockholders’ equity	1,273,299	1,282,669
Non-controlling interest in Operating Partnership	168,696	158,912
Total equity	1,441,995	1,441,581
Total liabilities and equity	$2,941,050	$2,826,112

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues
Rental income	$71,156	$66,095	$141,595	$130,274
Tenant reimbursements	916	1,899	2,060	2,219
Asset management income	317	—	565	—
Other income	368	620	839	1,122
Total revenues	72,757	68,614	145,059	133,615
Expenses
Property operating	15,551	14,296	31,009	26,390
Real estate taxes	7,851	7,553	15,677	14,839
Depreciation and amortization	24,343	22,525	48,502	44,850
Acquisition costs	302	483	664	970
Corporate general and administrative	5,966	5,768	11,949	11,576
Total expenses	54,013	50,625	107,801	98,625
Other income (expense)
Income from unconsolidated real estate venture	825	—	1,456	—
Interest expense, net	(11,439)	(9,265)	(22,321)	(18,386)
Gain on the sale of operating property	—	530	—	530
Net income	8,130	9,254	16,393	17,134
Non-controlling interest in Operating Partnership	(933)	(1,053)	(1,855)	(1,942)
Net income available to Easterly Government Properties, Inc.	$7,197	$8,201	$14,538	$15,192
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.08	$0.10	$0.16	$0.18
Diluted	$0.08	$0.10	$0.16	$0.18
Weighted-average common shares outstanding
Basic	90,751,351	83,817,680	90,452,594	82,973,705
Diluted	91,083,980	84,247,285	90,799,647	83,398,931
Dividends declared per common share	$0.265	$0.260	$0.530	$0.520

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income	$8,130	$9,254	$16,393	$17,134
Other comprehensive income:
Unrealized gain on interest rate swaps, net	2,903	1,257	8,410	3,095
Other comprehensive income	2,903	1,257	8,410	3,095
Comprehensive income	11,033	10,511	24,803	20,229
Non-controlling interest in Operating Partnership	(933)	(1,053)	(1,855)	(1,942)
Other comprehensive income attributable to non-controlling interest	(338)	(55)	(945)	(283)
Comprehensive income attributable to Easterly Government Properties, Inc.	$9,762	$9,403	$22,003	$18,004

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$16,393	$17,134
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	48,502	44,850
Straight line rent	(531)	(2,737)
Income from unconsolidated real estate venture	(1,456)	—
Amortization of above- / below-market leases	(1,604)	(2,511)
Amortization of unearned revenue	(2,841)	(2,819)
Amortization of loan premium / discount	(563)	(38)
Amortization of deferred financing costs	1,022	765
Amortization of lease inducements	428	430
Gain on the sale of operating property	—	(530)
Distributions from investment in unconsolidated real estate venture	3,369	—
Non-cash compensation	3,266	2,367
Other	—	7
Net change in:
Tenant accounts receivable	2,712	(781)
Prepaid expenses and other assets	(1,510)	(7,587)
Deferred revenue associated with operating leases	1,464	746
Principal payments on operating lease obligations	(195)	(44)
Accounts payable, accrued expenses and other liabilities	(4,102)	7,465
Net cash provided by operating activities	64,354	56,717
Cash flows from investing activities
Real estate acquisitions and deposits	(78,771)	(93,037)
Additions to operating properties	(10,891)	(9,573)
Additions to development properties	(4,949)	(4,518)
Proceeds from sale of operating property, net	—	3,326
Distributions from investment in unconsolidated real estate venture	304	—
Investment in unconsolidated real estate venture	(52,721)	—
Net cash used in investing activities	(147,028)	(103,802)
Cash flows from financing activities
Payment of deferred financing costs	—	(81)
Issuance of common shares	9,504	40,403
Credit facility draws	157,250	125,250
Credit facility repayments	(29,000)	(67,250)
Repayments of mortgage notes payable	(2,628)	(1,886)
Dividends and distributions paid	(54,415)	(48,777)
Payment of offering costs	(136)	(565)
Net cash provided by financing activities	80,575	47,094
Net increase (decrease) in Cash and cash equivalents and Restricted cash	(2,099)	9
Cash and cash equivalents and Restricted cash, beginning of period	20,143	14,669
Cash and cash equivalents and Restricted cash, end of period	$18,044	$14,678

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the six months ended June 30,
	2022	2021
Cash paid for interest, net of capitalized interest	$21,766	$17,671
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$1,207	$2,417
Additions to development properties accrued, not paid	2,534	1,330
Financing costs accrued, not paid	—	77
Offering costs accrued, not paid	—	166
Deferred asset acquisition costs accrued, not paid	128	291
Contingent consideration accrued, not paid	—	336
Unrealized gain on interest rate swaps, net	8,410	3,095
Properties acquired for Common Units	17,361	20,790
Recognition of operating lease right-of-use assets	101	—
Recognition of liabilities related to operating lease right-of-use assets	101	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(2,911)	$(3,424)
Common stock	2	2
Additional paid-in capital	2,909	3,422
Total	$—	$—

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

We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of June 30, 2022, we wholly owned 87 operating properties and six operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 9.0 million leased square feet, including 92 operating properties that were leased primarily to U.S. Government tenant agencies and one operating property that was entirely leased to a private tenant. As of June 30, 2022, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership. We owned approximately 88.3% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at June 30, 2022. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2022 and December 31, 2021, the consolidated results of operations for the three and six months ended June 30, 2022 and 2021, and the consolidated cash flows for the six months ended June 30, 2022 and 2021. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

3. Real Estate and Intangibles

Acquisitions

During the six months ended June 30, 2022, we acquired two operating properties in asset acquisitions, FBI – Tampa and NARA – Broomfield for an aggregate purchase price of $93.1 million. We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$9,003
Building	75,874
Acquired tenant improvements	932
Total real estate	85,809
Intangible assets
In-place leases	6,450
Acquired leasing commissions	3,686
Total intangible assets	10,136
Intangible liabilities
Below-market leases	(2,858)
Total intangible liabilities	(2,858)
Purchase price	$93,087

The intangible assets and liabilities of operating properties acquired during the six months ended June 30, 2022 have a weighted average amortization period of 13.7 years as of June 30, 2022. During the six months ended June 30, 2022, we included $1.0 million of revenues and $0.4 million of net income in our Consolidated Statements of Operations related to the operating properties acquired.

During the six months ended June 30, 2022, we incurred $0.7 million of acquisition-related expenses mainly consisting of internal costs associated with property acquisitions and future acquisitions.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of June 30, 2022 (amounts in thousands):

Total
Real estate properties, net
Land	$231,842
Building and improvements	2,418,590
Acquired tenant improvements	90,950
Construction in progress	35,467
Accumulated depreciation	(312,569)
Total Real estate properties, net	2,464,280
Intangible assets, net
In-place leases	292,175
Acquired leasing commissions	75,199
Above market leases	17,541
Payment in lieu of taxes	6,394
Accumulated amortization	(208,221)
Total Intangible assets, net	183,088
Intangible liabilities, net
Below market leases	(76,751)
Accumulated amortization	56,494
Total Intangible liabilities, net	(20,257)

No operating properties were disposed of during the six months ended June 30, 2022.

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of June 30, 2022 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2022	$698	$(2,235)
2023	1,390	(4,307)
2024	1,341	(3,160)
2025	1,286	(2,454)
2026	1,217	(2,216)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in the JV (dollars in thousands):

		As of June 30,
Joint Venture	Ownership Interest	2022
MedBase Venture	53.0%	$182,343

On October 13, 2021, we formed an unconsolidated real estate venture, which we refer to as the JV, with a global investor to fund the acquisition of a portfolio of ten properties anticipated to encompass 1,214,165 leased square feet. We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement.

During the three and six months ended June 30, 2022, the JV acquired two properties VA – Birmingham and VA – Marietta for an aggregate purchase price of $100.6 million. These properties are the fifth and sixth properties acquired in the VA Portfolio.

We provide asset management services to the JV. We recognized asset management service revenue of $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively.

On January 20, 2022, the JV issued 125 Series A Preferred Units (“preferred units”) which resulted in net proceeds of $0.1 million. Holders of the preferred units are entitled to receive, when declared, cumulative preferential cash distributions.

The following is a summary of financial information for the JV (amounts in thousands):

As of June 30,
Balance sheet information:	2022
Real estate, net (1)	$284,552
Other assets, net	66,350
Total assets	$350,902

Total liabilities (2)	$7,490
Total equity	343,412
Total liabilities and equity	$350,902

Company’s share of equity	$181,968
Basis differential (3)	375
Carrying value of the Company’s investment in the unconsolidated venture	$182,343

(1)	At June 30, 2022, this amount included right-of-use assets - finance leases totaling approximately $5.0 million representing a ground lease at VA – Lubbock.
(2)	At June 30, 2022, this amount included lease liabilities - finance leases totaling approximately $5.0 million representing a ground lease at VA – Lubbock.
(3)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level.
	For the three months ended June 30,		For the six months ended June 30,
Income statement information:	2022	2021	2022	2021
Total revenue	$5,965	$—	$10,663	$—
Operating income	1,597	—	2,828	—
Net income	1,556	—	2,746	—

Company’s share of net income	$825	$—	$1,456	$—

5. Debt

At June 30, 2022, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	June 30, 2022	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$142,750	L + 125 bps	July 2025 (3)
Total revolving credit facility	142,750

Term loan facilities:
2016 term loan facility	100,000	2.67% (5)	March 2024
2018 term loan facility (4)	150,000	3.91% (6)	July 2026
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,221)
Total term loan facilities, net	248,779

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
Total notes payable	700,000
Less: Total unamortized deferred financing fees	(4,181)
Total notes payable, net	695,819

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (7)	October 2023
VA – Golden	8,723	5.00% (7)	April 2024
MEPCOM – Jacksonville	6,163	4.41% (7)	October 2025
USFS II – Albuquerque	14,306	4.46% (7)	July 2026
ICE – Charleston	14,140	4.21% (7)	January 2027
VA – Loma Linda	127,500	3.59% (7)	July 2027
CBP – Savannah	10,799	3.40% (7)	July 2033
USCIS – Kansas City	51,500	3.68% (7)	August 2024
Total mortgage notes payable	248,831
Less: Total unamortized deferred financing fees	(1,633)
Less: Total unamortized premium/discount	2,252
Total mortgage notes payable, net	249,450

Total debt	$1,336,798
(1)

At June 30, 2022, the one-month LIBOR (“L”) was 1.79%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on the Company’s consolidated leverage ratio, as set forth in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $307.1 million at June 30, 2022 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

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

As of June 30, 2022, the net carrying value of real estate collateralizing our mortgages payable totaled $375.9 million. See Note 7 to the Consolidated Financial Statements, for the fair value of our debt instruments.

On July 22, 2022, we entered into the first amendment to our second amended and restated senior credit agreement (the “first amendment”). The first amendment extended the deadline for the $50.0 million delayed draw portion of the 2018 term loan to July 24, 2023 (from July 22, 2022).

Financial Covenant Considerations

As of June 30, 2022, we were in compliance with all financial and other covenants related to our debt.

6. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of June 30, 2022 (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	1.41%	One-Month LIBOR	March 29, 2017	September 29, 2023	$2,157
$150,000	2.71%	One-Month LIBOR	December 13, 2018	June 19, 2023	$553

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet (amounts in thousands):

Balance Sheet Line Item	As of June 30, 2022
Interest rate swaps - Asset	$2,710
Interest rate swaps - Liability	$—

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s variable rate debt.

The Company estimates that $2.2 million will be reclassified from AOCI as a decrease to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Unrealized gain (loss) recognized in AOCI	$2,005	$(63)	$6,244	$483
Loss reclassified from AOCI into interest expense	(898)	(1,320)	(2,166)	(2,611)

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness. As of June 30, 2022, the Company did not have any derivates in a net liability position.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2022 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of June 30, 2022
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$2,710	$—
Interest rate swaps - Liability	$—	$—	$—

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

Financial assets and liabilities not measured at fair value

As of June 30, 2022, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	As of June 30, 2022
Financial liabilities	Carrying Amount (1)	Fair Value (2)

Revolving credit facility	$142,750	$142,750
2016 term loan facility	$100,000	$100,000
2018 term loan facility	$150,000	$150,000
Notes payable	$700,000	$634,451
Mortgages payable	$248,831	$244,586
(1)	The carrying amount consists of principal only.
(2)	We deem the fair value measurement of the financial liability instrument a Level 3 measurement.

8. Equity Incentive Plan

Restricted Shares

The Company awards restricted stock to certain members of management and non‑employee directors. Management awards generally vest over a range of two to four years. Non‑employee director shares vest upon the earlier of the anniversary of the date of the grant or the next annual stockholder meeting, as long as the grantee remains a director or employee on such date. Restricted stock awards issued under the 2015 Equity Incentive Plan, as amended (the “2015 Equity Incentive Plan”), may not be sold or otherwise transferred until restrictions have lapsed, as established by the compensation committee.

We value our non-vested restricted share awards at the grant date fair value, which was the market price of our common stock as of the applicable grant date. Compensation expense related to restricted common stock awards was $0.2 million for each of the three months ended June 30, 2022 and 2021 and $0.4 million for each of the six months ended June 30, 2022 and 2021.

The fair value of restricted stock that vested was $1.5 million and $0.9 million during the six months ended June 30, 2022 and 2021, respectively, based on the market price at the vesting date. The balance of unamortized restricted stock expense as of June 30, 2022 was $0.7 million, which is expected to be recognized over a weighted‑average period of 1.3 years.

A summary of the status of our restricted shares as of June 30, 2022 and changes during the six months ended June 30, 2022 is presented below:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2021	86,006	$19.16
Vested	(71,168)	18.49
Granted	29,078	18.81
Forfeited	—	—
Outstanding, June 30, 2022	43,916	$20.01

LTIP Units

The Company grants LTIP units to certain members of management and non‑employee directors. Management awards generally vest immediately or over a range of two to four years. Non‑employee director shares vest upon the earlier of the anniversary of the date of the grant or the next annual stockholder meeting, as long as the grantee remains a director or employee on such date. Performance-based LTIP units are earned subject to the Company achieving certain thresholds, including absolute total shareholder returns, relative total shareholder returns, or operational hurdles through the performance period. Service-based LTIP units vest over time, subject to continued employment and other terms of the awards.

The following is a summary of our granted LTIP unit awards during the six months ended June 30, 2022:

Award Type	Grant Date	Performance Period End Date	Vest Date	Units Granted

Service	January 3, 2022	—	December 31, 2024	110,906
Operational	January 3, 2022	December 31, 2024	[1]	80,160
Performance	January 3, 2022	December 31, 2024	[1]	158,535
Service	May 11, 2022	—	[2]	11,238
2022 LTIP Grant				360,839
(1)	Earned units will vest on date of compensation committee determination of performance.
(2)	Units will vest on the earlier of the anniversary of the grant date or the 2023 annual stockholder meeting.

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

The following is a summary of the significant assumptions used to value the total shareholder return performance-based LTIP units during the six months ended June 30, 2022:

Expected volatility	27.0%
Dividend yield	4.8%
Risk-free interest rate	1.0%
Expected life	3 years

The fair value of LTIP units that vested were $5.5 million and $4.5 million during the six months ended June 30, 2022 and 2021, respectively, based on the market price at the vesting date. Compensation expense related to LTIP unit awards was $1.5 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, and $2.9 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively. The balance of unamortized LTIP expense as of June 30, 2022 was $9.4 million, which is expected to be recognized over a weighted‑average period of 2.0 years. As of June 30, 2022, management considers it probable that the operational performance conditions on our unvested grants will be achieved.

A summary of the status of our LTIP units as of June 30, 2022 and changes during the six months ended June 30, 2022 are presented below:

	LTIP Units (1)	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2021	651,238	$21.02
Vested	(115,412)	18.66
Granted	360,839	17.48
Forfeited	—	—
Outstanding, June 30, 2022	896,665	$19.90
(1)	Reflects the number of LTIP units issued to the grantee on the date which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.

9. Equity

The following table summarizes the changes in the Company’s stockholders’ equity for the three months ended June 30, 2022 and 2021 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended June 30, 2022
Balance at March 31, 2022	90,779,897	$908	$1,614,798	$69,364	$(403,788)	$(172)	$158,235	$1,439,345
Stock based compensation	—	—	169	—	—	—	1,468	1,637
Dividends and distributions paid ($0.265 per share)	—	—	—	—	(24,063)	—	(3,318)	(27,381)
Grant of unvested restricted stock	21,725	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	15,000	—	211	—	—	—	(211)	—
Contribution of property for common units	—	—	—	—	—	—	17,361	17,361
Unrealized gain on interest rate swaps, net	—	—	—	—	—	2,565	338	2,903
Net income	—	—	—	7,197	—	—	933	8,130
Allocation of non-controlling interest in Operating Partnership	—	—	6,110	—	—	—	(6,110)	—
Balance at June 30, 2022	90,816,622	$908	$1,621,288	$76,561	$(427,851)	$2,393	$168,696	$1,441,995
Three months ended June 30, 2021
Balance at March 31, 2021	83,856,953	$839	$1,464,014	$38,956	$(313,007)	$(9,741)	$145,733	$1,326,794
Stock based compensation	—	—	166	—	—	—	867	1,033
Dividends and distributions paid ($0.260 per share)	—	—	—	—	(21,808)	—	(2,783)	(24,591)
Grant of unvested restricted stock, net	20,337	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	54,000	—	760	—	—	—	(760)	—
Contribution of property for common units	—	—	—	—	—	—	20,790	20,790
Unrealized gain on interest rate swaps, net	—	—	—	—	—	1,202	55	1,257
Net income	—	—	—	8,201	—	—	1,053	9,254
Allocation of non-controlling interest in Operating Partnership	—	—	6,988	—	—	—	(6,988)	—
Balance at June 30, 2021	83,931,290	$839	$1,471,928	$47,157	$(334,815)	$(8,539)	$157,967	$1,334,537

The following table summarizes the changes in the Company’s stockholders’ equity for the six months ended June 30, 2022 and 2021 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Six months ended June 30, 2022
Balance at December 31, 2021	90,147,868	$901	$1,604,712	$62,023	$(379,895)	$(5,072)	$158,912	$1,441,581
Stock based compensation	—	—	352	—	—	—	2,914	3,266
Dividends and distributions paid ($0.530 per share)	—	—	—	—	(47,956)	—	(6,459)	(54,415)
Grant of unvested restricted stock	29,078	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	204,751	2	2,909	—	—	—	(2,911)	—
Issuance of common stock, net	434,925	5	9,394	—	—	—	—	9,399
Contribution of property for common units	—	—	—	—	—	—	17,361	17,361
Unrealized gain on interest rate swaps, net	—	—	—	—	—	7,465	945	8,410
Net income	—	—	—	14,538	—	—	1,855	16,393
Allocation of non-controlling interest in Operating Partnership	—	—	3,921	—	—	—	(3,921)	—
Balance at June 30, 2022	90,816,622	$908	$1,621,288	$76,561	$(427,851)	$2,393	$168,696	$1,441,995
Six months ended June 30, 2021
Balance at December 31, 2020	82,106,256	$821	$1,424,787	$31,965	$(291,652)	$(11,351)	$145,400	$1,299,970
Stock based compensation	—	—	384	—	—	—	1,983	2,367
Dividends and distributions paid ($0.520 per share)	—	—	—	—	(43,163)	—	(5,614)	(48,777)
Grant of unvested restricted stock, net	24,799	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	243,411	2	3,422	—	—	—	(3,424)	—
Issuance of common stock, net	1,556,824	16	39,942	—	—	—	—	39,958
Contribution of property for common units	—	—	—	—	—	—	20,790	20,790
Unrealized loss on interest rate swaps, net	—	—	—	—	—	2,812	283	3,095
Net income	—	—	—	15,192	—	—	1,942	17,134
Allocation of non-controlling interest in Operating Partnership	—	—	3,393	—	—	—	(3,393)	—
Balance at June 30, 2021	83,931,290	$839	$1,471,928	$47,157	$(334,815)	$(8,539)	$157,967	$1,334,537

A summary of dividends declared by the Company’s board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2022	April 27, 2022	May 13, 2022	May 25, 2022	$0.265
Q2 2022	July 27, 2022	August 11, 2022	August 23, 2022	$0.265
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

Offering of Common Stock on a Forward Basis

On August 11, 2021, the Company and the Operating Partnership completed an underwritten public offering of 6,300,000 shares of common stock offered on a forward basis. In connection with the offering, the Company also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of the Company’s common stock. On December 28, 2021, the Company issued 3,991,000 shares of its common stock for net proceeds of $85.0 million, which shares were issued in partial settlement of the Forward Sales Agreements entered into in connection with the underwritten public offering. No shares were issued during the six months ended June 30, 2022. The Company expects to physically settle the remaining Forward Sales Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock upon one or more such physical settlements within approximately two years from the date of the offering (which was extended by one year). Although the Company expects to settle the Forward Sales Agreements entirely by the physical delivery of shares of its common stock for cash proceeds, the Company may also elect to cash or net-share settle all or a portion of its obligations under the Forward Sales Agreements, in which case, the Company may receive, or may owe, cash or shares of its common stock from or to the forward purchasers. The Forward Sales Agreements provide for an initial forward price of $21.64 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sales Agreements. The Forward Sales Agreements are subject to early termination or settlement under certain circumstances.

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

The following table sets forth certain information with respect to issuances under the 2019 ATM Program during the six months ended June 30, 2022 (amounts in thousands except share amounts):

	2019 ATM Program
For the three months ended	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2022	434,925	$9,409
June 30, 2022	—	—
Total	434,925	$9,409
(1)

Shares issued by the Company, which were all issued in settlement of forward sales transactions. Additionally, as of June 30, 2022, the Company had entered into forward sales transactions under the 2019 ATM Program for the sale of an additional 1,950,000 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, the Company expects to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from July 2022 to June 2023. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $21.82 per share, the Company expects to receive net proceeds of approximately $42.6 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. The Company accounted for the forward sale transactions as equity.

No sales of shares of the Company’s common stock were made under the 2021 ATM Program during the six months ended June 30, 2022.

The Company used the net proceeds received from such sales for general corporate purposes. As of June 30, 2022, the Company had approximately $300.0 million of gross sales of its common stock available under the 2021 ATM Program and $87.4 million of gross sales of its common stock available under the 2019 ATM Program.

Share Repurchase Program

On April 28, 2022, the Company’s Board of Directors authorized a share repurchase program whereby the Company may repurchase up to 4,538,994 shares of its common stock, or approximately 5% of its outstanding shares as of the authorization date. The Company is not required to purchase shares under the share repurchase program, but may choose to do so in the open market or through privately negotiated transactions at times and amounts based on its evaluation of market conditions and other factors.

No repurchases of shares of the Company’s common stock were made under the share repurchase program during the six months ended June 30, 2022.

Contribution of Property for Common Units

On May 10, 2022, the Company acquired NARA – Broomfield for which it issued, as partial consideration, 827,791 common units.  The issuance of common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three and six months ended June 30, 2022 and 2021 (amounts in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Numerator
Net income	$8,130	$9,254	$16,393	$17,134
Less: Non-controlling interest in Operating Partnership	(933)	(1,053)	(1,855)	(1,942)
Net income available to Easterly Government Properties, Inc.	7,197	8,201	14,538	15,192
Less: Dividends on participating securities	(137)	(113)	(272)	(230)
Net income available to common stockholders	$7,060	$8,088	$14,266	$14,962
Denominator for basic EPS	90,751,351	83,817,680	90,452,594	82,973,705
Dilutive effect of share-based compensation awards	13,666	47,276	25,683	50,878
Dilutive effect of LTIP units (1)	318,963	382,329	309,067	364,023
Dilutive effect of shares issuable under forward sale agreements (2)	—	—	12,303	10,325
Denominator for diluted EPS	91,083,980	84,247,285	90,799,647	83,398,931
Basic EPS	$0.08	$0.10	$0.16	$0.18
Diluted EPS	$0.08	$0.10	$0.16	$0.18

(1)

During both the three and six months ended June 30, 2022, there were 338,569 unvested performance-based LTIP units that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. During both the three and six months ended June 30, 2021, there were 155,994 unvested performance-based LTIP units that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

(2)

During the three and six months ended June 30, 2022, there were 4,259,000 and 2,809,000 shares, respectively, of underlying unsettled forward sales transactions that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. During the three and six months ended June 30, 2021, there were 3,499,697 and 2,549,697 shares, respectively, of underlying unsettled forward sales transactions that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

11. Leases

Lessor

The Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 17.6 years as of June 30, 2022), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of June 30, 2022 (amounts in thousands):

	Payments due by period
	Total	2022 (1)	2023	2024	2025	2026	Thereafter
Fixed lease payments	$2,261,799	121,653	232,666	213,508	201,846	192,718	1,299,408
(1)	Represents the six months ending December 31, 2022.

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Fixed	$65,931	$61,530	$131,378	$121,170
Variable	5,225	4,565	10,217	9,104
Rental income	71,156	66,095	141,595	130,274

Lessee

The Company leases corporate office space under operating lease arrangements in Washington, D.C. and San Diego, CA. The San Diego, CA operating lease is set to terminate on October 1, 2022. In April 2022, the Company entered into a lease agreement for new office space in San Diego, CA.  This lease has a seven year term and an estimated commencement date of October 1, 2022.

The leases include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. The Company has elected not to separate lease and non-lease components for its corporate office leases.

As of June 30, 2022, the unamortized balances associated with the Company’s right-of-use operating lease asset and operating lease liability were $1.4 million and $1.5 million, respectively. The Company used its incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on its revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for the Company’s commenced operating leases for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Cash flows from operating lease costs	$102	$119	$204	$268

In addition, the maturity of fixed lease payments under the Company’s commenced corporate office leases as of June 30, 2022 is summarized in the table below (amounts in thousands):

Corporate office leases	Payments due by period
2022 (1)	175
2023	277
2024	446
2025	456
2026	309
Thereafter	—
Total future minimum lease payments	$1,663
Imputed interest	(126)
Total	$1,537

(1)	Represents the six months ended December 31, 2022.

12. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Tenant	2022	2021	2022	2021

Federal Bureau of Investigation (“FBI”)	$619	$645	$845	$650
U.S. Joint Staff Command (“JSC”)	164	25	456	26
Department of Veteran Affairs (“VA”)	203	997	302	1,108
Food and Drug Administration (“FDA”)	—	6	204	24
Customs and Border Protection (“CBP”)	35	—	155	—
U.S. Citizenship and Immigration Services (“USCIS”)	—	91	110	108
National Park Services (“NPS”)	1	—	100	—
Occupational Safety and Health Administration (“OSHA”)	22	—	68	—
Drug Enforcement Agency (“DEA”)	40	—	40	—
Internal Revenue Service (“IRS”)	—	116	33	127
U.S. Coast Guard (“USCG”)	—	—	33	—
Patent and Trademark Office (“PTO”)	12	—	14	—
General Services Administration - Other	6	—	6	25
The Judiciary of the U.S. Government (“JUD”)	—	4	4	4
Health Resources and Services Administration (“HRSA”)	—	—	4	3
Department of Energy (“DOE”)	—	95	—	95
Environmental Protection Agency (“EPA”)	—	115	—	204
Department of Transportation (“DOT”)	—	—	—	40
Military Entrance Processing Command (“MEPCOM”)	—	—	—	18
Federal Emergency Management Agency (“FEMA”)	—	—	—	15
Bureau of the Fiscal Service (“BFS”)	—	—	—	4
	$1,102	$2,094	$2,374	$2,451

The balance in Accounts receivable related to tenant construction projects and the associated project management income was $4.2 million as of June 30, 2022 and $5.0 million as of December 31, 2021.

The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects on-going as of June 30, 2022 with a duration of greater than one year.

During each of the three and six months ended June 30, 2022, the Company recognized $0.1 million in parking garage income generated from the operations of parking garages situated on the Various GSA – Buffalo property and on the Various GSA – Portland property. During the three and six months ended June 30, 2021, the Company recognized less than $0.1 million and $0.1 million, respectively, in parking garage income generated from the operations of parking garages situated on the Various GSA – Buffalo property and on the Various GSA – Portland property. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied. The balance in Accounts receivable related to parking garage income was less than $0.1 million as of each of June 30, 2022 and December 31, 2021.

During the three and six months ended June 30, 2022, the Company recognized less than $0.1 million and $0.1 million, respectively, in income for providing COVID-19 related cleaning services to certain tenants. During the three and six months ended June 30, 2021, the Company recognized $0.3 million and $0.6 million, respectively, in income for providing COVID-19 related cleaning services to certain tenants. The income falls within the scope of ASC 606 and is recognized over time as the performance obligation is satisfied. The balance in Accounts receivable related to these services was less than $0.1 million as of June 30, 2022, and $0.1 million as of December 31, 2021.

There were no contract assets or liabilities as of June 30, 2022 or December 31, 2021.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or non-governmental tenants. At June 30, 2022, the U.S. Government accounted for approximately 98.0% of our total annualized lease income and non-governmental tenants accounted for the remaining approximately 2.0%.

Seventeen of our 93 wholly-owned and unconsolidated operating properties are located in California, accounting for approximately 14.8% of our total leased square feet and approximately 19.9% of our total annualized lease income as of June 30, 2022. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

14. Related Parties

The Company provides asset management services to properties owned by the JV. For the three and six months ended June 30, 2022, we recognized Asset management income of $0.3 million and $0.6 million, respectively. We did not recognize Asset management income for the six months ended June 30, 2021.

15. Subsequent Events

For its consolidated financial statements as of June 30, 2022, the Company evaluated subsequent events and noted the following significant events.

On July 14, 2022, the JV acquired a 67,793 square foot VA outpatient facility located in Columbus, Georgia. The building is a build-to-suit property that was completed during 2021. The outpatient facility is leased to the VA and has a lease expiration of January 2042.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

the factors included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and the factors included under the heading “Risk Factors” in our other public filings;

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

We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of June 30, 2022, we wholly owned 87 operating properties and six operating properties through an unconsolidated joint venture, which we refer to herein as the “JV,” in the United States encompassing approximately 9.0 million leased square feet (8.7 million pro rata), including 92 operating properties that were leased primarily to U.S. Government tenant agencies and one operating property with approximately 0.1 million leased square feet that was entirely leased to a private tenant. As of June 30, 2022, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the operating partnership and owned approximately 88.3% of the aggregate limited partnership interests in the operating partnership, which we refer to herein as common units, as of June 30, 2022. We have elected to be taxed as a REIT and we believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

2022 Activity

Acquisitions

On May 10, 2022, we acquired a 161,730 leased square foot National Archives and Record Administration (“NARA”) federal records center in Broomfield, Colorado. The building is a build-to-suit warehouse completed in 2012.  The facility is leased to the GSA for beneficial use of the NARA with a lease expiration of May 2032.

On May 18, 2022, we acquired a 138,000 leased square foot Federal Bureau of Investigation (“FBI”) field office in Tampa, Florida. The building is a build-to suit property completed in 2005. The facility is leased to the GSA for beneficial use of the FBI with a lease expiration of November 2040.

Investment in unconsolidated real estate venture

On October 13, 2021, we formed a new JV with a global investor to fund the acquisition of a portfolio of ten properties anticipated to encompass 1,214,165 leased square feet (the “Portfolio Acquisition”). We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement. During 2021, the JV closed on four of the ten properties included in the Portfolio Acquisition.

On April 1, 2022, the JV acquired a 77,128 square foot Veterans Affairs (“VA”) outpatient facility located in Birmingham, Alabama. The building is a build-to-suit property that was completed during 2021. The outpatient facility is leased to the VA and has a lease expiration of October 2041.

On May 20, 2022, the JV acquired a 76,882 square foot VA outpatient facility located in Marietta, Georgia.  The building is a build-to-suit property that was completed during 2021. The outpatient facility is leased to the VA and has a lease expiration of December 2041.

On July 14, 2022, the JV acquired a 67,793 square foot VA outpatient facility located in Columbus, Georgia.  The building is a build-to-suit property that was completed during 2021. The outpatient facility is leased to the VA and has a lease expiration of January 2042.

We expect the JV to close the three remaining properties in the Portfolio Acquisition during 2022 and 2023.

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

Operating Properties

As of June 30, 2022, our operating properties were 99% leased with a weighted average annualized lease income per leased square foot of $34.23 ($33.99 pro rata) and a weighted average age of approximately 13.9 years based on the date the property was built or renovated-to-suit, where applicable. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at June 30, 2022, and it includes properties held by the JV:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,475,732	5.4%	$50.29
USCIS - Kansas City (3)	Lee's Summit, MO	O/W	2042	489,316	11,604,014	3.8%	23.71
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,310,226	2.7%	20.58
Various GSA - Buffalo (4)	Buffalo, NY	O	2036	270,809	7,070,734	2.3%	26.11
IRS - Fresno	Fresno, CA	O	2033	180,481	6,957,301	2.3%	38.55
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,890,852	2.2%	40.64
Various GSA - Chicago	Des Plaines, IL	O	2023	202,185	6,812,395	2.2%	33.69
Various GSA - Portland (5)	Portland, OR	O	2025	210,239	6,600,241	2.1%	31.39
PTO - Arlington	Arlington, VA	O	2035	190,546	6,059,382	2.0%	31.80
VA - San Jose	San Jose, CA	OC	2038	90,085	5,719,264	1.9%	63.49
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,603,247	1.8%	33.04
FBI - San Antonio	San Antonio, TX	O	2025	148,584	5,189,147	1.7%	34.92
FBI - Tampa	Tampa, FL	O	2040	138,000	5,057,412	1.6%	36.65
FDA - Alameda	Alameda, CA	L	2039	69,624	4,667,346	1.5%	67.04
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,611,775	1.5%	21.92
FBI - Omaha	Omaha, NE	O	2024	112,196	4,431,693	1.4%	39.50
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,299,472	1.4%	23.56
EPA - Kansas City	Kansas City, KS	L	2042	71,979	4,291,659	1.4%	59.62
FBI / DEA - El Paso	El Paso, TX	O/W	2028	203,683	4,125,896	1.3%	20.26
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	4,059,046	1.3%	40.57
VA - South Bend	Mishakawa, IN	OC	2032	86,363	4,000,046	1.3%	46.32
FDA - Lenexa	Lenexa, KS	L	2040	59,690	3,966,224	1.3%	66.45
DOI - Billings	Billings, MT	O/W	2033	149,110	3,886,057	1.3%	26.06
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,879,753	1.3%	28.18
VA - Mobile	Mobile, AL	OC	2033	79,212	3,835,525	1.2%	48.42
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,667,889	1.2%	26.64
DOT - Lakewood	Lakewood, CO	O	2024	122,225	3,638,432	1.2%	29.77
FBI - Knoxville	Knoxville, TN	O	2025	99,130	3,504,570	1.1%	35.35
FBI - Birmingham	Birmingham, AL	O	2042	96,278	3,433,823	1.1%	35.67
ICE - Charleston	North Charleston, SC	O	2027	65,124	3,301,630	1.1%	50.70
VA - Chico	Chico, CA	OC	2034	51,647	3,258,331	1.1%	63.09
FBI - Richmond	Richmond, VA	O	2041	96,607	3,252,338	1.1%	33.67
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,141,254	1.0%	31.82
USFS I - Albuquerque	Albuquerque, NM	O	2026	92,455	3,100,080	1.0%	33.53
DEA - Vista	Vista, CA	L	2035	52,293	3,067,840	1.0%	58.67
FDA - College Park	College Park, MD	L	2029	80,677	3,060,351	1.0%	37.93
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,042,740	1.0%	45.54
OSHA - Sandy	Sandy, UT	L	2024	75,000	3,039,951	1.0%	40.53
VA - Orange	Orange, CT	OC	2034	56,330	2,918,411	0.9%	51.81
VA - Indianapolis	Brownsburg, IN	OC	2041	80,000	2,913,914	0.9%	36.42

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
JUD - Del Rio	Del Rio, TX	C/O	2024	89,880	2,791,775	0.9%	31.06
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,789,429	0.9%	39.23
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,716,215	0.9%	63.94
JUD - El Centro	El Centro, CA	C/O	2034	43,345	2,701,670	0.9%	62.33
FBI - Mobile	Mobile, AL	O	2029	76,112	2,681,962	0.9%	35.24
SSA - Charleston	Charleston, WV	O	2024	110,000	2,648,898	0.9%	24.08
FBI - Albany	Albany, NY	O	2036	69,476	2,611,361	0.8%	37.59
DEA - Sterling	Sterling, VA	L	2037	49,692	2,605,686	0.8%	52.44
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,508,422	0.8%	49.21
USAO - Louisville	Louisville, KY	O	2031	60,000	2,506,169	0.8%	41.77
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,487,887	0.8%	29.73
DHA - Aurora	Aurora, CO	O	2034	101,285	2,392,674	0.8%	23.62
DEA - Dallas Lab	Dallas, TX	L	2022	49,723	2,356,701	0.8%	47.40
NARA - Broomfield	Broomfield, CO	O/W	2032	161,730	2,346,885	0.8%	14.51
JUD - Charleston	Charleston, SC	C/O	2040	52,339	2,333,282	0.8%	44.58
FBI - Little Rock	Little Rock, AR	O	2022	102,377	2,316,507	0.8%	22.63
DEA - Dallas	Dallas, TX	O	2041	71,827	2,263,430	0.7%	31.51
Various GSA - Cleveland (6)	Brooklyn Heights, OH	O	2031	61,384	2,229,291	0.7%	36.32
CBP - Savannah	Savannah, GA	L	2033	35,000	2,227,652	0.7%	63.65
MEPCOM - Jacksonville	Jacksonville, FL	O	2025	30,000	2,215,373	0.7%	73.85
DOE - Lakewood	Lakewood, CO	O	2029	115,650	2,126,332	0.7%	18.39
NWS - Kansas City	Kansas City, MO	O	2033	94,378	2,114,807	0.7%	22.41
JUD - Jackson	Jackson, TN	C/O	2023	73,397	2,071,774	0.7%	28.23
DEA - Santa Ana	Santa Ana, CA	O	2024	39,905	1,933,254	0.6%	48.45
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,919,640	0.6%	50.55
NPS - Omaha	Omaha, NE	O	2024	62,772	1,802,036	0.6%	28.71
ICE - Otay	San Diego, CA	O	2022	47,919	1,761,864	0.6%	36.77
VA - Golden	Golden, CO	O/W	2026	56,753	1,735,882	0.6%	30.59
CBP - Sunburst	Sunburst, MT	O	2028	33,000	1,641,202	0.5%	49.73
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,640,946	0.5%	27.56
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,552,942	0.5%	33.06
VA - Charleston	North Charleston, SC	W	2040	97,718	1,539,323	0.5%	15.75
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,498,199	0.5%	23.50
DEA - Birmingham	Birmingham, AL	O	2023	35,616	1,392,673	0.5%	39.10
DEA - Albany	Albany, NY	O	2025	31,976	1,379,850	0.4%	43.15
USAO - Springfield	Springfield, IL	O	2038	43,600	1,372,735	0.4%	31.48
DEA - Riverside	Riverside, CA	O	2032	34,354	1,278,254	0.4%	37.21
SSA - Dallas	Dallas, TX	O	2035	27,200	1,036,871	0.3%	38.12
HRSA - Baton Rouge	Baton Rouge, LA	O	2040	27,569	945,283	0.3%	34.29
VA - Baton Rouge	Baton Rouge, LA	OC	2024	30,000	821,612	0.3%	27.39
ICE - Louisville	Louisville, KY	O	2036	17,420	820,941	0.3%	47.13
ICE - Pittsburgh (7)	Pittsburgh, PA	O	2032	25,369	803,239	0.3%	31.66

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
JUD - South Bend	South Bend, IN	C/O	2027	30,119	784,341	0.3%	26.04
DEA - San Diego	San Diego, CA	W	2032	16,100	551,697	0.2%	34.27
SSA - San Diego	San Diego, CA	O	2032	10,059	433,097	0.1%	43.06
DEA - Bakersfield	Bakersfield, CA	O	2038	9,800	401,991	0.1%	41.02
Subtotal				8,305,490	$281,838,047	91.6%	$33.93

Wholly Owned Privately Leased Property
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	410,344	0.1%	5.86
Subtotal				70,078	$410,344	0.1%	$5.86

Wholly Owned Properties Total / Weighted Average				8,375,568	$282,248,391	91.7%	$33.70

Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - San Antonio (8)	San Antonio, TX	OC	2041	226,148	$9,589,161	3.1%	$42.40
VA - Chattanooga (8)	Chattanooga, TN	OC	2035	94,566	4,154,710	1.3%	43.93
VA - Lubbock (8) (9)	Lubbock, TX	OC	2040	120,916	3,961,655	1.3%	32.76
VA - Marietta (8)	Marietta, GA	OC	2041	76,882	3,816,412	1.2%	49.64
VA - Birmingham (8)	Irondale, AL	OC	2041	77,128	3,105,255	1.0%	40.26
VA - Lenexa (8)	Lenexa, KS	OC	2041	31,062	1,298,203	0.4%	41.79
Subtotal				626,702	$25,925,396	8.3%	$41.37

Total / Weighted Average				9,002,270	$308,173,787	100.0%	$34.23

Total / Weighted Average at Easterly's Share				8,707,719	$295,988,850		$33.99
(1)	OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution.
(2)	The year of lease expiration does not include renewal options.
(3)	Private tenants occupy 172,998 leased square feet.
(4)	Private tenants occupy 14,274 leased square feet.
(5)	Private tenants occupy 41,108 leased square feet.
(6)	A private tenant occupies 11,402 leased square feet.
(7)	A private tenant occupies 3,854 leased square feet.
(8)	We own 53.0% of the property through an unconsolidated joint venture.
(9)	Asset is subject to a ground lease where we are the lessee.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 17.6 years as of June 30, 2022), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place (including for wholly owned properties and properties held by the JV) as of June 30, 2022:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2022	5	194,985	2.2%	$6,240,908	2.0%	$32.01
2023	12	375,974	4.2%	12,204,076	4.0%	32.46
2024	12	790,700	8.8%	24,481,894	7.9%	30.96
2025	15	679,124	7.5%	22,877,663	7.4%	33.69
2026	5	294,245	3.3%	9,328,986	3.0%	31.70
2027	7	502,963	5.6%	18,434,703	6.0%	36.65
2028	9	794,819	8.8%	17,064,413	5.5%	21.47
2029	5	493,794	5.5%	14,024,421	4.6%	28.40
2030	—	—	0.0%	—	0.0%	—
2031	2	100,502	1.1%	4,022,326	1.3%	40.02
Thereafter	54	4,775,164	53.0%	179,494,397	58.3%	37.59
Total / Weighted Average	126	9,002,270	100.0%	$308,173,787	100.0%	$34.23

(1)

The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of June 30, 2022, 18 tenants occupying approximately 5.6% of our leased square feet and contributing approximately 5.2% of our annualized lease income have exercisable rights to terminate their lease before the stated term of their respective lease expires.

Information about our development property as of June 30, 2022 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year	162,000
(1)	L=Laboratory.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2022 and 2021

The financial information presented below summarizes our results of operations for the three months ended June 30, 2022 and 2021 (amounts in thousands).

	For the three months ended June 30,
	2022	2021	Change
Revenues
Rental income	$71,156	$66,095	$5,061
Tenant reimbursements	916	1,899	(983)
Asset management income	317	—	317
Other income	368	620	(252)
Total revenues	72,757	68,614	4,143
Expenses
Property operating	15,551	14,296	1,255
Real estate taxes	7,851	7,553	298
Depreciation and amortization	24,343	22,525	1,818
Acquisition costs	302	483	(181)
Corporate general and administrative	5,966	5,768	198
Total expenses	54,013	50,625	3,388
Other income (expense)
Income from unconsolidated real estate venture	825	—	825
Interest expense, net	(11,439)	(9,265)	(2,174)
Gain on the sale of operating property	—	530	(530)
Net income	$8,130	$9,254	$(1,124)

Revenues

Total revenues increased $4.1 million to $72.8 million for the three months ended June 30, 2022 compared to $68.6 million for the three months ended June 30, 2021.

The $5.1 million increase in Rental income is primarily attributable to an increase in revenues from the five operating properties acquired since June 30, 2021, as well as a full period of operations from the two operating properties acquired during the three months ended June 30, 2021, offset by one property disposed of since June 30, 2021.

The $1.0 million decrease in Tenant reimbursements is primarily attributable to a decrease in tenant project reimbursements.

The $0.3 million increase in Asset management income is attributable to the fee we earned for asset management of the JV.

Expenses

Total expenses increased $3.4 million to $54.0 million for the three months ended June 30, 2022 compared to $50.6 million for the three months ended June 30, 2021.

The $1.3 million increase in Property operating expenses is primarily attributable to the five operating properties acquired since June 30, 2021, as well as a full period of operations from the two operating properties acquired during the three months ended June 30, 2021, offset by one property disposed of since June 30, 2021.

The $0.3 million increase in Real estate taxes is also primarily attributable to the five operating properties acquired since June 30, 2021, as well as a full period of operations from the two operating properties acquired during the three months ended June 30, 2021, offset by one property disposed of since June 30, 2021.

The $1.8 million increase in Depreciation and amortization is primarily related to depreciation attributable to the five operating properties acquired since June 30, 2021, as well as a full period of operations from the two operating properties acquired during the three months ended June 30, 2021, offset by a decrease in fully amortized lease intangibles.

Additionally, Corporate general and administrative costs increased by $0.2 million, primarily due to an increase in employee costs.

Income from unconsolidated real estate venture

On October 13, 2021, we formed the JV, in which we own a 53.0% interest, to fund the Portfolio Acquisition. The increase in Income from unconsolidated real estate venture is attributable to our pro rata share of operations from properties acquired by the JV in the fourth quarter of 2021 and second quarter of 2022.

Interest expense

The $2.2 million increase in Interest expense is primarily related to the issuance of our 2021 series of unsecured senior notes.

Gain on sale of operating property

Gain on the sale of operating properties decreased by $0.5 million for the three months ended June 30, 2022. The gain on sale of operating property for the three months ended June 30, 2021 was attributable to the sale of SSA – Mission Viejo in the second quarter of 2021.

Comparison of Results of Operations for the six months ended June 30, 2022 and 2021

The financial information presented below summarizes our results of operations for the six months ended June 30, 2022 and 2021.

	For the six months ended June 30,
	2022	2021	Change
Revenues
Rental income	$141,595	$130,274	$11,321
Tenant reimbursements	2,060	2,219	(159)
Asset management income	565	—	565
Other income	839	1,122	(283)
Total revenues	145,059	133,615	11,444
Expenses
Property operating	31,009	26,390	4,619
Real estate taxes	15,677	14,839	838
Depreciation and amortization	48,502	44,850	3,652
Acquisition costs	664	970	(306)
Corporate general and administrative	11,949	11,576	373
Total expenses	107,801	98,625	9,176
Other income (expense)
Income from unconsolidated real estate venture	1,456	—	1,456
Interest expense, net	(22,321)	(18,386)	(3,935)
Gain on the sale of operating property	—	530	(530)
Net income	$16,393	$17,134	$(741)

Revenues

Total revenues increased $11.4 million to $145.1 million for the six months ended June 30, 2022 compared to $133.6 million for the six months ended June 30, 2021.

The $11.3 million increase in Rental income is primarily attributable to an increase in revenues from the five operating properties acquired since June 30, 2021, as well as a full period of operations from the five operating properties acquired during the six months ended June 30, 2021, offset by one property disposed of since June 30, 2021.

The $0.2 million decrease in Tenant reimbursements is primarily attributable to a decrease in tenant project reimbursements.

The $0.6 million increase in Asset management income is attributable to the fee we earned for asset management of the JV.

Expenses

Total expenses increased $9.2 million to $107.8 million for the six months ended June 30, 2022 compared to $98.6 million for the six months ended June 30, 2021.

The $4.6 million increase in Property operating expenses is primarily attributable to the five operating properties acquired since June 30, 2021, as well as a full period of operations from the five operating properties acquired during the six months ended June 30, 2021, offset by one property disposed of since June 30, 2021.

The $0.8 million increase in Real estate taxes is also primarily attributable to the five operating properties acquired since June 30, 2021, as well as a full period of operations from the five operating properties acquired during the six months ended June 30, 2021, offset by one property disposed of since June 30, 2021.

The $3.7 million increase in Depreciation and amortization is primarily related to depreciation attributable to the five operating properties acquired since June 30, 2021, as well as a full period of operations from the five operating properties acquired during the six months ended June 30, 2021, offset by a decrease in fully amortized lease intangibles.

Additionally, Corporate general and administrative costs increased by $0.4 million, primarily due to an increase in employee costs.

Income from unconsolidated real estate venture

On October 13, 2021, we formed the JV, in which we own a 53.0% interest, to fund the Portfolio Acquisition. The increase in Income from unconsolidated real estate venture is attributable to our pro rata share of operations from properties acquired by the JV in the fourth quarter of 2021 and second quarter of 2022.

Interest expense

The $3.9 million increase in Interest expense is primarily related to the issuance of our 2021 series of unsecured senior notes.

Gain on sale of operating property

Gain on the sale of operating properties decreased by $0.5 million for the six months ended June 30, 2022. The gain on sale of operating property for the six months ended June 30, 2021, was attributable to the sale of SSA – Mission Viejo in the second quarter of 2021.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, planned and possible acquisitions of properties, including the remaining Portfolio Acquisition properties through the JV, stockholder distributions to maintain our qualification as a REIT, repurchases of common stock under our share repurchase program and other capital obligations associated with conducting our business. At June 30, 2022, we had $8.3 million available in cash and cash equivalents and there was $307.1 million available under our revolving credit facility.

Our primary expected sources of capital are as follows:

•	cash and cash equivalents;
•	operating cash flow;
•	distribution of cash flows from the JV;
•	available borrowings under our revolving credit facility;
•	issuance of long-term debt;
•	issuance of equity, including under our ATM Programs (as described below); and
•	asset sales.

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•	development and redevelopment activities, including major redevelopment, renovation or expansion programs at individual properties;
•	property acquisitions under contract, including our pro rata share of the remaining Portfolio Acquisition properties;
•	tenant improvements, allowances and leasing costs;
•	recurring maintenance and capital expenditures;
•	debt repayment requirements;
•	corporate and administrative costs;
•	interest payments on our outstanding indebtedness;
•	interest swap payments;
•	distribution payments; and
•	repurchases of common stock under our share repurchase program.

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

Equity

Offering of Common Stock on a Forward Basis

On August 11, 2021, we and the operating partnership completed an underwritten public offering of 6,300,000 shares of common stock offered on a forward basis. In connection with the offering, we also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of our common stock. On December 28, 2021, we issued 3,991,000 shares of our common stock for net proceeds of $85.0 million, which shares were issued in partial settlement of the Forward Sales Agreements entered into in connection with the underwritten public offering. No shares were issued during the three and six months ended June 30, 2022. We expect to physically settle the remaining Forward Sales Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock upon one or more such physical settlements within approximately two years from the date of the offering (which was extended by one year). Although we expect to settle the Forward Sales Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net-share settle all or a portion of our obligations under the Forward Sales Agreements, in which case, we may receive, or may owe, cash or shares of our common stock from or to the forward purchasers. The Forward Sales Agreements provide for an initial forward price of $21.64 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sales Agreements. The Forward Sales Agreements are subject to early termination or settlement under certain circumstances.

ATM Programs

We entered into separate equity distribution agreements on each of December 20, 2019 (the “2019 ATM Program”) and June 22, 2021 (the “2021 ATM Program” and, together with the 2019 ATM Program, the “ATM Programs”) with various financial institutions pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million under each ATM Program from time to time in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under each of the ATM Programs, we may enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of the various financial institutions party to the respective ATM Program for the sale of shares of our common stock on a forward basis.

The following table sets forth certain information with respect to issuances under the 2019 ATM Program during the six months ended June 30, 2022 (amounts in thousands, except share amounts):

	2019 ATM Program
For the three months ended	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2022	434,925	$9,409
June 30, 2022	—	—
Total	434,925	$9,409
(1)

Shares issued by us, which were all issued in settlement of forward sales transactions. Additionally, as of June 30, 2022, we had entered into forward sales transactions under the 2019 ATM Program for the sale of an additional 1,950,000 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from July 2022 to June 2023. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $21.82 per share, we expect to receive net proceeds of approximately $42.6 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the six months ended June 30, 2022.

We used the net proceeds received from such sales for general corporate purposes. As of June 30, 2022, we had approximately $300.0 million of gross sales of our common stock available under the 2021 ATM Program and $87.4 million of gross sales of our common stock available under the 2019 ATM Program.

Share Repurchase Program

On April 28, 2022, our Board of Directors authorized a share repurchase program whereby we may repurchase up to 4,538,994 shares of our common stock, or approximately 5% of our outstanding shares as of the authorization date. We are not required to purchase shares under the share repurchase program, but may choose to do so in the open market or through privately negotiated transactions at times and amounts based on its evaluation of market conditions and other factors.

No repurchases of shares of our common stock were made under the share repurchase program during the six months ended June 30, 2022.

Contribution of Property for Common Units

On May 10, 2022, we acquired NARA – Broomfield for which we issued, as partial consideration, 827,791 common units.  The issuance of common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.

Debt

The following table sets forth certain information with respect to our outstanding indebtedness as of June 30, 2022 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	June 30, 2022	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$142,750	L + 125 bps	July 2025 (3)
Total revolving credit facility	142,750

Term loan facilities:
2016 term loan facility	100,000	2.67% (5)	March 2024
2018 term loan facility (4)	150,000	3.91% (6)	July 2026
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,221)
Total term loan facilities, net	248,779

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
Total notes payable	700,000
Less: Total unamortized deferred financing fees	(4,181)
Total notes payable, net	695,819

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (7)	October 2023
VA – Golden	8,723	5.00% (7)	April 2024
MEPCOM – Jacksonville	6,163	4.41% (7)	October 2025
USFS II – Albuquerque	14,306	4.46% (7)	July 2026
ICE – Charleston	14,140	4.21% (7)	January 2027
VA – Loma Linda	127,500	3.59% (7)	July 2027
CBP – Savannah	10,799	3.40% (7)	July 2033
USCIS – Kansas City	51,500	3.68% (7)	August 2024
Total mortgage notes payable	248,831
Less: Total unamortized deferred financing fees	(1,633)
Less: Total unamortized premium/discount	2,252
Total mortgage notes payable, net	249,450

Total debt	$1,336,798
(1)

At June 30, 2022, the one-month LIBOR (“L”) was 1.79%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on our consolidated leverage ratio, as defined in the respective loan agreements.

(2)

Our revolving credit facility had available capacity of $307.1 million at June 30, 2022 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.

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

Our revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2022, we were in compliance with all applicable financial covenants.

On July 22, 2022, we entered into the first amendment to our second amended and restated senior credit agreement (the “first amendment”). The first amendment extended the deadline for the $50.0 million delayed draw portion of the 2018 term loan facility to July 24, 2023 (from July 22, 2022).

The chart below details our debt capital structure as of June 30, 2022 (dollar amounts in thousands):

Debt Capital Structure	June 30, 2022
Total principal outstanding	$1,341,581
Weighted average maturity	6.0 years
Weighted average interest rate	3.5%
% Variable debt	11.8%
% Fixed debt (1)	88.2%
% Secured debt	18.6%
(1)	Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Material Cash Commitments

During the six months ended June 30, 2022, there were no material changes to the cash commitment information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of June 30, 2022, we have invested $182.3 million in the JV. For a more complete description of the JV, see Note 4 to the Consolidated Financial Statements.

As of June 30, 2022, we had capital commitments to the JV totaling $183.9 million and none of the properties owned by the JV were encumbered by mortgage indebtedness.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2022	April 27, 2022	May 13, 2022	May 25, 2022	$0.265
Q2 2022	July 27, 2022	August 11, 2022	August 23, 2022	$0.265
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

Cash Flows

The following table sets forth a summary of cash flows for the six months ended June 30, 2022 and 2021 (amounts in thousands):

	For the six months ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$64,354	$56,717
Investing activities	(147,028)	(103,802)
Financing activities	80,575	47,094

Operating Activities

We generated $64.4 million and $56.7 million of cash from operating activities during the six months ended June 30, 2022 and 2021, respectively. Net cash provided by operating activities for the six months ended June 30, 2022 includes $62.6 million in net cash from rental activities net of expenses and $3.4 million related to distributions from investment in unconsolidated real estate venture, offset by $1.6 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the six months ended June 30, 2021 includes $56.9 million in net cash from rental activities net of expenses, offset by $0.2 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities.

Investing Activities

We used $147.0 million and $103.8 million in cash for investing activities during the six months ended June 30, 2022 and 2021, respectively. Net cash used in investing activities for the six months ended June 30, 2022 includes $78.8 million in real estate acquisitions and deposits, $52.7 million in investment in unconsolidated real estate venture, $10.9 million in additions to operating properties and $4.9 million in additions to development properties, offset by $0.3 million in distributions of capital from unconsolidated real estate venture. Net cash used in investing activities for the six months ended June 30, 2021 includes $93.0 million in real estate acquisitions, $9.6 million in additions to operating properties and $4.5 million in additions to development properties, offset by $3.3 million in proceeds from the sale of SSA – Mission Viejo during the second quarter of 2021.

Financing Activities

We generated $80.6 million and $47.1 million in cash from financing activities during the six months ended June 30, 2022 and 2021, respectively. Net cash generated by financing activities for the six months ended June 30, 2022 includes $157.3 million in draws under our revolving credit facility and $9.5 million in gross proceeds from issuances of shares of our common stock, offset by $54.4 million in dividend payments, $29.0 million in net pay downs under our revolving credit facility, $2.6 million in mortgage notes payable repayment and $0.1 million in the payment of offering costs. Net cash generated by financing activities for the six months ended June 30, 2021 includes $125.3 million in draws under our revolving credit facility and $40.4 million in gross proceeds from issuances of shares of our common stock, offset by $67.3 million in net pay downs under our revolving credit facility, $48.8 million in dividend payments, $1.9 million in mortgage notes payable repayment, $0.6 million in the payment of offering costs and $0.1 million in payment of deferred financing fees.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income	$8,130	$9,254	$16,393	$17,134
Depreciation of real estate assets	24,096	22,502	48,008	44,820
Gain on sale of operating property	—	(530)	—	(530)
Unconsolidated real estate venture allocated share of above adjustments	1,127	—	2,005	—
FFO	33,353	31,226	66,406	61,424
Adjustments to FFO:
Acquisition costs	302	483	664	970
Straight-line rent and other non-cash adjustments	451	(1,324)	(531)	(2,737)
Amortization of above-/below-market leases	(743)	(1,225)	(1,604)	(2,511)
Amortization of deferred revenue	(1,443)	(1,398)	(2,841)	(2,819)
Non-cash interest expense	235	364	460	727
Non-cash compensation	1,637	1,033	3,266	2,367
Depreciation of non-real estate assets	247	23	494	30
Unconsolidated real estate venture allocated share of above adjustments	(378)	—	(677)	—
FFO, as Adjusted	$33,661	$29,182	$65,637	$57,451

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

As of June 30, 2022, $1.2 billion, or 88.2% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $158.5 million, or 11.8% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.4 million annually.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1

Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2

Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.3

First Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 27, 2019 and incorporated herein by reference)

3.4

Second Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 20, 2021 and incorporated herein by reference)

4.1

Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.1

First Amendment to Second Amended and Restated Credit Agreement, dated as of July 22, 2022, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as administrative agent, Wells Fargo Bank, N.A. and PNC Bank, National Association, as co-syndication agents, BMO Harris Bank, N.A., Raymond James Bank, Royal Bank of Canada and Truist Bank, as co-syndication agents, BMO Harris Bank, N.A., Raymond James Bank, Royal Bank of Canada and Truist Bank as co-documentation agents, and Citibank, N.A., Wells Fargo Securities, LLC and PNC Capital Markets LLC, as joint lead arrangers and joint book running managers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 26, 2022 and incorporated herein by reference)

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

Easterly Government Properties, Inc.

Date: August 2, 2022	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: August 2, 2022	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)