Form 10-Q
period 2022-09-30
Easterly Government Properties, Inc.
filed 2022-11-01
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 25, 2022, the registrant had 90,814,021 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	September 30, 2022	December 31, 2021
Assets
Real estate properties, net	$2,463,961	$2,399,188
Cash and cash equivalents	11,032	11,132
Restricted cash	10,462	9,011
Tenant accounts receivable	60,250	58,733
Investment in unconsolidated real estate venture	199,338	131,840
Intangible assets, net	178,327	186,307
Interest rate swaps	4,515	—
Prepaid expenses and other assets	33,765	29,901
Total assets	$2,961,650	$2,826,112

Liabilities
Revolving credit facility	177,750	14,500
Term loan facilities, net	248,879	248,579
Notes payable, net	695,935	695,589
Mortgage notes payable, net	247,969	252,421
Intangible liabilities, net	19,139	19,718
Deferred revenue	85,510	87,134
Interest rate swaps	—	5,700
Accounts payable, accrued expenses and other liabilities	67,673	60,890
Total liabilities	1,542,855	1,384,531

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 90,814,021 and 90,147,868 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	908	901
Additional paid-in capital	1,622,628	1,604,712
Retained earnings	77,203	62,023
Cumulative dividends	(451,917)	(379,895)
Accumulated other comprehensive income (loss)	3,987	(5,072)
Total stockholders’ equity	1,252,809	1,282,669
Non-controlling interest in Operating Partnership	165,986	158,912
Total equity	1,418,795	1,441,581
Total liabilities and equity	$2,961,650	$2,826,112

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues
Rental income	$72,643	$67,439	$214,238	$197,713
Tenant reimbursements	1,616	1,527	3,676	3,746
Asset management income	377	—	942	—
Other income	405	642	1,244	1,764
Total revenues	75,041	69,608	220,100	203,223
Expenses
Property operating	17,802	15,188	48,811	41,578
Real estate taxes	8,177	7,626	23,854	22,465
Depreciation and amortization	25,050	22,765	73,552	67,615
Acquisition costs	275	518	939	1,488
Corporate general and administrative	5,870	5,893	17,819	17,469
Total expenses	57,174	51,990	164,975	150,615
Other income (expense)
Income from unconsolidated real estate venture	830	—	2,286	—
Interest expense, net	(12,408)	(9,353)	(34,729)	(27,739)
Gain on the sale of operating property	—	777	—	1,307
Impairment loss	(5,540)	—	(5,540)	—
Net income	749	9,042	17,142	26,176
Non-controlling interest in Operating Partnership	(107)	(1,065)	(1,962)	(3,007)
Net income available to Easterly Government Properties, Inc.	$642	$7,977	$15,180	$23,169
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.01	$0.09	$0.16	$0.27
Diluted	$0.01	$0.09	$0.16	$0.27
Weighted-average common shares outstanding
Basic	90,772,706	83,961,693	90,560,471	83,306,654
Diluted	91,119,372	84,472,257	90,886,108	83,774,752
Dividends declared per common share	$0.265	$0.265	$0.795	$0.785

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income	$749	$9,042	$17,142	$26,176
Other comprehensive income:
Unrealized gain on interest rate swaps, net	1,806	1,180	10,216	4,275
Other comprehensive income	1,806	1,180	10,216	4,275
Comprehensive income	2,555	10,222	27,358	30,451
Non-controlling interest in Operating Partnership	(107)	(1,065)	(1,962)	(3,007)
Other comprehensive income attributable to non-controlling interest	(212)	(167)	(1,157)	(450)
Comprehensive income attributable to Easterly Government Properties, Inc.	$2,236	$8,990	$24,239	$26,994

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$17,142	$26,176
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	73,552	67,615
Straight line rent	559	(4,317)
Income from unconsolidated real estate venture	(2,286)	—
Amortization of above- / below-market leases	(2,373)	(3,569)
Amortization of unearned revenue	(4,313)	(4,217)
Amortization of loan premium / discount	(844)	(57)
Amortization of deferred financing costs	1,538	1,164
Amortization of lease inducements	640	647
Gain on the sale of operating property	—	(1,307)
Impairment loss	5,540	—
Distributions from investment in unconsolidated real estate venture	5,432	—
Non-cash compensation	4,891	3,700
Other	—	69
Net change in:
Tenant accounts receivable	544	(3,217)
Prepaid expenses and other assets	(2,598)	(4,890)
Deferred revenue associated with operating leases	2,689	761
Principal payments on operating lease obligations	(314)	(256)
Accounts payable, accrued expenses and other liabilities	3,984	16,157
Net cash provided by operating activities	103,783	94,459
Cash flows from investing activities
Real estate acquisitions and deposits	(93,737)	(115,440)
Additions to operating properties	(16,128)	(14,070)
Additions to development properties	(8,804)	(5,278)
Proceeds from sale of operating property, net	—	7,336
Distributions from investment in unconsolidated real estate venture	609	—
Investment in unconsolidated real estate venture	(71,253)	—
Net cash used in investing activities	(189,313)	(127,452)
Cash flows from financing activities
Payment of deferred financing costs	—	(3,575)
Issuance of common shares	9,504	90,914
Credit facility draws	200,750	159,500
Credit facility repayments	(37,500)	(126,250)
Repayments of mortgage notes payable	(3,942)	(2,948)
Dividends and distributions paid	(81,795)	(74,106)
Payment of offering costs	(136)	(1,463)
Net cash provided by financing activities	86,881	42,072
Net increase in Cash and cash equivalents and Restricted cash	1,351	9,079
Cash and cash equivalents and Restricted cash, beginning of period	20,143	14,669
Cash and cash equivalents and Restricted cash, end of period	$21,494	$23,748

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the nine months ended September 30,
	2022	2021
Cash paid for interest, net of capitalized interest	$25,805	$27,395
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$2,731	$1,029
Additions to development properties accrued, not paid	2,550	1,022
Offering costs accrued, not paid	—	16
Deferred asset acquisition costs accrued, not paid	—	144
Contingent consideration accrued, not received	125	—
Contingent consideration accrued, not paid	—	336
Unrealized gain on interest rate swaps, net	10,216	4,275
Properties acquired for Common Units	17,361	20,790
Recognition of operating lease right-of-use assets	101	—
Recognition of liabilities related to operating lease right-of-use assets	101	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(2,911)	$(4,261)
Common stock	2	3
Additional paid-in capital	2,909	4,258
Total	$—	$—

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

We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of September 30, 2022, we wholly owned 88 operating properties and seven operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 9.1 million leased square feet, including 94 operating properties that were leased primarily to U.S. Government tenant agencies and one operating property that was entirely leased to a private tenant. As of September 30, 2022, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership. We owned approximately 88.3% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at September 30, 2022. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2022 and December 31, 2021, the consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, and the consolidated cash flows for the nine months ended September 30, 2022 and 2021. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

3. Real Estate and Intangibles

Acquisitions

During the nine months ended September 30, 2022, we acquired three operating properties in asset acquisitions, FBI – Tampa, NARA – Broomfield and JUD – Council Bluffs, for an aggregate purchase price of $108.1 million. We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$9,795
Building	83,403
Acquired tenant improvements	5,386
Total real estate	98,584
Intangible assets
In-place leases	7,927
Acquired leasing commissions	4,453
Total intangible assets	12,380
Intangible liabilities
Below-market leases	(2,858)
Total intangible liabilities	(2,858)
Purchase price	$108,106

The intangible assets and liabilities of operating properties acquired during the nine months ended September 30, 2022 have a weighted average amortization period of 15.5 years as of September 30, 2022. During the nine months ended September 30, 2022, we included $3.0 million of revenues and $1.0 million of net income in our Consolidated Statements of Operations related to the operating properties acquired.

During the nine months ended September 30, 2022, we incurred $0.9 million of acquisition-related expenses mainly consisting of internal costs associated with property acquisitions and future acquisitions.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of September 30, 2022 (amounts in thousands):

Total
Real estate properties, net
Land	$231,599
Building and improvements	2,426,241
Acquired tenant improvements	95,403
Construction in progress	39,338
Accumulated depreciation	(328,620)
Total Real estate properties, net	2,463,961
Intangible assets, net
In-place leases	293,642
Acquired leasing commissions	75,964
Above market leases	17,541
Payment in lieu of taxes	6,394
Accumulated amortization	(215,214)
Total Intangible assets, net	178,327
Intangible liabilities, net
Below market leases	(76,745)
Accumulated amortization	57,606
Total Intangible liabilities, net	(19,139)

During the quarter ended September 30, 2022, the Company recognized an impairment loss totaling approximately $5.5 million for its ICE – Otay property in order to reduce its carrying value to its estimated fair value, which declined due to changes in expected cash flows related to the existing tenant's lease expiration in 2022. ICE – Otay is a 47,919 rentable square foot office building located in San Diego, California. See Note 7 for additional information.

No operating properties were disposed of during the nine months ended September 30, 2022.

The following table summarizes the scheduled amortization of the Company’s acquired above- and below-market lease intangibles for each of the five succeeding years as of September 30, 2022 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2022	$349	$(1,117)
2023	1,390	(4,307)
2024	1,341	(3,160)
2025	1,286	(2,454)
2026	1,217	(2,216)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in the JV (dollars in thousands):

		As of September 30,
Joint Venture	Ownership Interest	2022
MedBase Venture	53.0%	$199,338

On October 13, 2021, we formed an unconsolidated real estate venture, which we refer to as the JV, with a global investor to fund the acquisition of a portfolio of ten properties anticipated to encompass 1,214,165 leased square feet ("the "VA Portfolio"). We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement.

During the nine months ended September 30, 2022 , the JV acquired three properties VA – Birmingham, VA – Marietta and VA – Columbus, for an aggregate purchase price of $135.3 million. As of September 30, 2022 seven of the ten properties in the VA Portfolio had been acquired by the JV.

We provide asset management services to the JV. We recognized asset management service revenue of $0.4 million and $0.9 million for the three and nine months ended September 30, 2022, respectively.

On January 20, 2022, the JV issued 125 Series A Preferred Units (“preferred units”) which resulted in net proceeds of $0.1 million. Holders of the preferred units are entitled to receive, when declared, cumulative preferential cash distributions.

The following is a summary of financial information for the JV (amounts in thousands):

As of September 30,
Balance sheet information:	2022
Real estate, net (1)	$313,768
Other assets, net	71,116
Total assets	$384,884

Total liabilities (2)	$9,407
Total equity	375,477
Total liabilities and equity	$384,884

Company’s share of equity	$198,963
Basis differential (3)	375
Carrying value of the Company’s investment in the unconsolidated venture	$199,338

(1)
At September 30, 2022, this amount included right-of-use assets - finance leases totaling approximately $4.9 million representing a ground lease at VA – Lubbock.
(2)
At September 30, 2022, this amount included lease liabilities - finance leases totaling approximately $5.0 million representing a ground lease at VA – Lubbock.
(3)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level.

	For the three months ended September 30,		For the nine months ended September 30,
Income statement information:	2022	2021	2022	2021
Total revenue	$7,136	$—	$17,799	$—
Operating income	1,608	—	4,436	—
Net income	1,567	—	4,313	—

Company’s share of net income	$830	$—	$2,286	$—

5. Debt

At September 30, 2022, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2022	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$177,750	L + 135 bps	July 2025 (3)
Total revolving credit facility	177,750

Term loan facilities:
2016 term loan facility	100,000	2.77% (5)	March 2024
2018 term loan facility (4)	150,000	4.01% (6)	July 2026
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,121)
Total term loan facilities, net	248,879

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
Total notes payable	700,000
Less: Total unamortized deferred financing fees	(4,065)
Total notes payable, net	695,935

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (7)	October 2023
VA – Golden	8,692	5.00% (7)	April 2024
MEPCOM – Jacksonville (8)	5,858	4.41% (7)	October 2025
USFS II – Albuquerque	13,879	4.46% (7)	July 2026
ICE – Charleston	13,792	4.21% (7)	January 2027
VA – Loma Linda	127,500	3.59% (7)	July 2027
CBP – Savannah	10,595	3.40% (7)	July 2033
USCIS – Kansas City	51,500	3.68% (7)	August 2024
Total mortgage notes payable	247,516
Less: Total unamortized deferred financing fees	(1,519)
Less: Total unamortized premium/discount	1,972
Total mortgage notes payable, net	247,969

Total debt	$1,370,533
(1)
At September 30, 2022, the one-month LIBOR (“L”) was 3.14%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on the Company’s consolidated leverage ratio, as set forth in the respective loan agreements.
(2)
Our revolving credit facility had available capacity of $272.1 million at September 30, 2022 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.
(3)
Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)
Our 2018 term loan facility has undrawn capacity up to $50.0 million of which is available during a delayed draw period.

(5)
Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.77% annually, based on our consolidated leverage ratio, as defined in our 2016 term loan facility agreement.
(6)
Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 4.01% annually, based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
(7)
Effective interest rates are as follows: DEA – Pleasanton 1.80%, VA – Golden 5.03%, MEPCOM – Jacksonville 3.89%, USFS II Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%, USCIS – Kansas City 2.05%.
(8)
On October 27, 2022, the Company extinguished the mortgage note obligation on MEPCOM - Jacksonville in conjunction with the sale of the property. See Note 15 for additional information.

As of September 30, 2022, the net carrying value of real estate collateralizing our mortgages payable totaled $373.6 million. See Note 7 for the fair value of our debt instruments.

On July 22, 2022, we entered into the first amendment to our second amended and restated senior credit agreement (the “first amendment”). The first amendment extended the deadline for the $50.0 million delayed draw portion of the 2018 term loan to July 24, 2023 (from July 22, 2022).

Financial Covenant Considerations

As of September 30, 2022, we were in compliance with all financial and other covenants related to our debt.
6. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of September 30, 2022 (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	1.41%	One-Month LIBOR	March 29, 2017	September 29, 2023	$2,881
$150,000	2.71%	One-Month LIBOR	December 13, 2018	June 19, 2023	$1,634

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet (amounts in thousands):

Balance Sheet Line Item	As of September 30, 2022
Interest rate swaps - Asset	$4,515
Interest rate swaps - Liability	$—

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on the Company’s variable rate debt.

The Company estimates that $4.5 million will be reclassified from AOCI as a decrease to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Unrealized gain (loss) recognized in AOCI	$1,801	$(160)	$8,046	$324
Loss reclassified from AOCI into interest expense	(5)	(1,340)	(2,170)	(3,951)

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness. As of September 30, 2022, the Company did not have any derivates in a net liability position. As of September 30, 2022, the Company was in compliance with these agreements and had not posted any collateral related to these agreements.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2022 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of September 30, 2022
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$4,515	$—
Interest rate swaps - Liability	$—	$—	$—

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

Nonrecurring fair value measurements

We assessed the recoverability of the carrying amount of our real estate and related intangibles as of September 30, 2022. The assessment resulted in the remeasurement of ICE – Otay, which was written down to its estimated fair value and was classified as Level 3 in the fair value hierarchy. Our estimate of the fair value was based on a combination of a pending offer from a third party to acquire the property and a discounted cash flow analysis. The Company used two significant unobservable inputs in the various scenarios, which were the cash flow discount rate (ranging from 6.25%-9.00%) and average price per square foot of comparable sales in the market ($109.08-$185.90). There is no assurance that the Company will sell ICE – Otay on the terms proposed or at all. The remeasurement resulted in an impairment loss of $5.5 million, which is included in "Impairment loss" in our Consolidated Statements of Operations.

Financial assets and liabilities not measured at fair value

As of September 30, 2022, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	As of September 30, 2022
Financial liabilities	Carrying Amount (1)	Fair Value (2)

Revolving credit facility	$177,750	$177,750
2016 term loan facility	$100,000	$100,000
2018 term loan facility	$150,000	$150,000
Notes payable	$700,000	$591,295
Mortgages payable	$247,516	$232,858
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

We value our non-vested restricted share awards at the grant date fair value, which was the market price of our common stock as of the applicable grant date. Compensation expense related to restricted common stock awards was $0.1 million and $0.2 million for each of the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.6 million for each of the nine months ended September 30, 2022 and 2021, respectively.

The fair value of restricted stock that vested was $1.5 million and $0.9 million during the nine months ended September 30, 2022 and 2021, respectively, based on the market price at the vesting date. The balance of unamortized restricted stock expense as of September 30, 2022 was $0.5 million, which is expected to be recognized over a weighted‑average period of 1.1 years.

A summary of the status of our restricted shares as of September 30, 2022 and changes during the nine months ended September 30, 2022 is presented below:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2021	86,006	$19.16
Vested	(71,168)	18.49
Granted	29,078	18.81
Forfeited	(2,601)	21.16
Outstanding, September 30, 2022	41,315	$19.94

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

The following is a summary of our granted LTIP unit awards during the nine months ended September 30, 2022:

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

The following is a summary of the significant assumptions used to value the total shareholder return for performance-based LTIP units during the nine months ended September 30, 2022:

Expected volatility	27.0%
Dividend yield	4.8%
Risk-free interest rate	1.0%
Expected life	3 years

The fair value of LTIP units that vested were $5.5 million and $4.5 million during the nine months ended September 30, 2022 and 2021, respectively, based on the market price at the vesting date. Compensation expense related to LTIP unit awards was $1.5 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, and $4.4 million and $3.1 million for the nine months ended September 30, 2022 and 2021, respectively. The balance of unamortized LTIP expense as of September 30, 2022 was $7.9 million, which is expected to be recognized over a weighted‑average period of 1.8 years. As of September 30, 2022, management considers it probable that the operational performance conditions on our unvested grants will be achieved.

A summary of the status of our LTIP units as of September 30, 2022 and changes during the nine months ended September 30, 2022 are presented below:

	LTIP Units (1)	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2021	651,238	$21.02
Vested	(115,412)	18.66
Granted	360,839	17.48
Forfeited	—	—
Outstanding, September 30, 2022	896,665	$19.90
(1)
Reflects the number of LTIP units issued to the grantee on the date which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.

9. Equity

The following table summarizes the changes in the Company’s stockholders’ equity for the three months ended September 30, 2022 and 2021 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended September 30, 2022
Balance at June 30, 2022	90,816,622	$908	$1,621,288	$76,561	$(427,851)	$2,393	$168,696	$1,441,995
Stock based compensation	—	—	126	—	—	—	1,499	1,625
Dividends and distributions paid ($0.265 per share)	—	—	—	—	(24,066)	—	(3,314)	(27,380)
Forfeiture of unvested restricted stock	(2,601)	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	—	—	—	—	—	—	—	—
Contribution of property for common units	—	—	—	—	—	—	—	—
Unrealized gain on interest rate swaps, net	—	—	—	—	—	1,594	212	1,806
Net income	—	—	—	642	—	—	107	749
Allocation of non-controlling interest in Operating Partnership	—	—	1,214	—	—	—	(1,214)	—
Balance at September 30, 2022	90,814,021	$908	$1,622,628	$77,203	$(451,917)	$3,987	$165,986	$1,418,795
Three months ended September 30, 2021
Balance at June 30, 2021	83,931,290	$839	$1,471,928	$47,157	$(334,815)	$(8,539)	$157,967	$1,334,537
Stock based compensation	—	—	216	—	—	—	1,117	1,333
Dividends and distributions paid ($0.265 per share)	—	—	—	—	(22,254)	—	(3,075)	(25,329)
Grant of unvested restricted stock	11,066	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	59,774	1	836	—	—	—	(837)	—
Issuance of common stock, net	2,114,408	21	49,926	—	—	—	—	49,947
Unrealized gain on interest rate swaps, net	—	—	—	—	—	1,013	167	1,180
Net income	—	—	—	7,977	—	—	1,065	9,042
Allocation of non-controlling interest in Operating Partnership	—	—	(1,460)	—	—	—	1,460	—
Balance at September 30, 2021	86,116,538	$861	$1,521,446	$55,134	$(357,069)	$(7,526)	$157,864	$1,370,710

The following table summarizes the changes in the Company’s stockholders’ equity for the nine months ended September 30, 2022 and 2021 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Nine months ended September 30, 2022
Balance at December 31, 2021	90,147,868	$901	$1,604,712	$62,023	$(379,895)	$(5,072)	$158,912	$1,441,581
Stock based compensation	—	—	478	—	—	—	4,413	4,891
Dividends and distributions paid ($0.795 per share)	—	—	—	—	(72,022)	—	(9,773)	(81,795)
Grant of unvested restricted stock, net	26,477	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	204,751	2	2,909	—	—	—	(2,911)	—
Issuance of common stock, net	434,925	5	9,394	—	—	—	—	9,399
Contribution of property for common units	—	—	—	—	—	—	17,361	17,361
Unrealized gain on interest rate swaps, net	—	—	—	—	—	9,059	1,157	10,216
Net income	—	—	—	15,180	—	—	1,962	17,142
Allocation of non-controlling interest in Operating Partnership	—	—	5,135	—	—	—	(5,135)	—
Balance at September 30, 2022	90,814,021	$908	$1,622,628	$77,203	$(451,917)	$3,987	$165,986	$1,418,795
Nine months ended September 30, 2021
Balance at December 31, 2020	82,106,256	$821	$1,424,787	$31,965	$(291,652)	$(11,351)	$145,400	$1,299,970
Stock based compensation	—	—	600	—	—	—	3,100	3,700
Dividends and distributions paid ($0.785 per share)	—	—	—	—	(65,417)	—	(8,689)	(74,106)
Grant of unvested restricted stock, net	35,865	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	303,185	3	4,258	—	—	—	(4,261)	—
Issuance of common stock, net	3,671,232	37	89,868	—	—	—	—	89,905
Contribution of property for common units	—	—	—	—	—	—	20,790	20,790
Unrealized loss on interest rate swaps, net	—	—	—	—	—	3,825	450	4,275
Net income	—	—	—	23,169	—	—	3,007	26,176
Allocation of non-controlling interest in Operating Partnership	—	—	1,933	—	—	—	(1,933)	—
Balance at September 30, 2021	86,116,538	$861	$1,521,446	$55,134	$(357,069)	$(7,526)	$157,864	$1,370,710

A summary of dividends declared by the Company’s board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2022	April 27, 2022	May 13, 2022	May 25, 2022	$0.265
Q2 2022	July 27, 2022	August 11, 2022	August 23, 2022	$0.265
Q3 2022	October 26, 2022	November 11, 2022	November 23, 2022	$0.265
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

Offering of Common Stock on a Forward Basis

On August 11, 2021, the Company and the Operating Partnership completed an underwritten public offering of 6,300,000 shares of common stock offered on a forward basis. In connection with the offering, the Company also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of the Company’s common stock. On December 28, 2021, the Company issued 3,991,000 shares of its common stock for net proceeds of $85.0 million, which shares were issued in partial settlement of the Forward Sales Agreements entered into in connection with the underwritten public offering. No shares were issued during the nine months ended September 30, 2022. The Company expects to physically settle the remaining Forward Sales Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock upon one or more such physical settlements. During the nine months ended September 30, 2022, the Company extended the date by which settlement of the Forward Sales Agreements will occur to August 14, 2023. Although the Company expects to settle the Forward Sales Agreements entirely by the physical delivery of shares of its common stock for cash proceeds, the Company may also elect to cash or net-share settle all or a portion of its obligations under the Forward Sales Agreements, in which case, the Company may receive, or may owe, cash or shares of its common stock from or to the forward purchasers. The Forward Sales Agreements provide for an initial forward price of $21.64 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sales Agreements. The Forward Sales Agreements are subject to early termination or settlement under certain circumstances.

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

The following table sets forth certain information with respect to issuances under the 2019 ATM Program during the nine months ended September 30, 2022 (amounts in thousands except share amounts):

	2019 ATM Program
For the three months ended	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2022	434,925	$9,409
June 30, 2022	—	—
September 30, 2022	—	—
Total	434,925	$9,409
(1)
Shares issued by the Company, which were all issued in settlement of forward sales transactions. Additionally, as of September 30, 2022, the Company had entered into forward sales transactions under the 2019 ATM Program for the sale of an additional 1,950,000 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, the Company expects to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from December 2022 to August 2023. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $21.82 per share, the Company expects to receive net proceeds of approximately $42.6 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. The Company accounted for the forward sale transactions as equity.

No sales of shares of the Company’s common stock were made under the 2021 ATM Program during the nine months ended September 30, 2022.

The Company used the net proceeds received from such sales for general corporate purposes. As of September 30, 2022, the Company had approximately $300.0 million of gross sales of its common stock available under the 2021 ATM Program and $87.4 million of gross sales of its common stock available under the 2019 ATM Program.

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

No repurchases of shares of the Company’s common stock were made under the share repurchase program during the nine months ended September 30, 2022.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Numerator
Net income	$749	$9,042	$17,142	$26,176
Less: Non-controlling interest in Operating Partnership	(107)	(1,065)	(1,962)	(3,007)
Net income available to Easterly Government Properties, Inc.	642	7,977	15,180	23,169
Less: Dividends on participating securities	(137)	(120)	(410)	(350)
Net income available to common stockholders	$505	$7,857	$14,770	$22,819
Denominator for basic EPS	90,772,706	83,961,693	90,560,471	83,306,654
Dilutive effect of share-based compensation awards	11,455	49,200	20,646	50,299
Dilutive effect of LTIP units (1)	335,211	425,317	304,991	384,694
Dilutive effect of shares issuable under forward sale agreements (2)	—	36,047	—	33,105
Denominator for diluted EPS	91,119,372	84,472,257	90,886,108	83,774,752
Basic EPS	$0.01	$0.09	$0.16	$0.27
Diluted EPS	$0.01	$0.09	$0.16	$0.27

(1)
During both the three and nine months ended September 30, 2022, there were 314,529 unvested performance-based LTIP units that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period. During both the three and nine months ended September 30, 2021, there were 195,096 unvested performance-based LTIP units that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.
(2)
During both the three and nine months ended September 30, 2022, there were 4,259,000 shares underlying unsettled forward sales transactions that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period. During the three and nine months ended September 30, 2021, there were 435,289 and 6,735,289 shares, respectively, underlying unsettled forward sales transactions that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.

11. Leases

Lessor

The Company leases commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 18.0 years as of September 30, 2022), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

The following table summarizes the maturity of fixed lease payments under the Company’s leases as of September 30, 2022 (amounts in thousands):

	Payments due by period
	Total	2022 (1)	2023	2024	2025	2026	Thereafter
Fixed lease payments	$2,368,977	62,886	243,536	223,796	212,728	203,743	1,422,288
(1)
Represents the three months ending December 31, 2022.

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Fixed	$68,033	$62,359	$199,411	$183,529
Variable	4,610	5,080	14,827	14,184
Rental income	72,643	67,439	214,238	197,713

Lessee

The Company leases corporate office space under operating lease arrangements in Washington, D.C. and San Diego, CA. The San Diego, CA operating lease terminated on October 31, 2022. In April 2022, the Company entered into a lease agreement for new office space in San Diego, CA. This lease has a seven year term and a commencement date of October 26, 2022.

The leases include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. The Company has elected not to separate lease and non-lease components for its corporate office leases.

As of September 30, 2022, the unamortized balances associated with the Company’s right-of-use operating lease asset and operating lease liability were $1.3 million and $1.4 million, respectively. The Company used its incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on its revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for the Company’s commenced operating leases for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Cash flows from operating lease costs	$121	$119	$324	$387

In addition, the maturity of fixed lease payments under the Company’s commenced corporate office leases as of September 30, 2022 is summarized in the table below (amounts in thousands):

Corporate office leases	Payments due by period
2022 (1)	54
2023	277
2024	446
2025	456
2026	309
Thereafter	—
Total future minimum lease payments	$1,542
Imputed interest	(124)
Total	$1,418
(1)
Represents the three months ended December 31, 2022.
12. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Tenant	2022	2021	2022	2021

Department of Veteran Affairs (“VA”)	$1,271	$352	$1,573	$1,460
Federal Bureau of Investigation (“FBI”)	212	1,141	1,057	1,791
U.S. Joint Staff Command (“JSC”)	69	34	525	60
Food and Drug Administration (“FDA”)	27	58	231	82
U.S. Citizenship and Immigration Services (“USCIS”)	87	—	197	108
Customs and Border Protection (“CBP”)	—	—	155	—
National Park Services (“NPS”)	—	7	100	7
Federal Emergency Management Agency (“FEMA”)	96	—	96	15
Occupational Safety and Health Administration (“OSHA”)	4	—	72	—
Drug Enforcement Agency (“DEA”)	—	—	40	—
Internal Revenue Service (“IRS”)	—	—	33	127
U.S. Coast Guard (“USCG”)	—	7	33	7
Patent and Trademark Office (“PTO”)	—	—	14	—
The Judiciary of the U.S. Government (“JUD”)	10	7	14	11
Federal Aviation Administration (“FAA”)	14	—	14	—
General Services Administration - Other	—	—	6	25
Health Resources and Services Administration (“HRSA”)	—	—	4	3
National Weather Service (“NWS”)	2	—	2	—
Immigration and Customs Enforcement (“ICE”)	—	17	—	17
Department of Energy (“DOE”)	—	—	—	95
Environmental Protection Agency (“EPA”)	—	—	—	204
Department of Transportation (“DOT”)	—	9	—	49
Military Entrance Processing Command (“MEPCOM”)	—	—	—	18
Bureau of the Fiscal Service (“BFS”)	—	7	—	11
	$1,792	$1,639	$4,166	$4,090

The balance in Accounts receivable related to tenant construction projects and the associated project management income was $5.3 million as of September 30, 2022 and $5.0 million as of December 31, 2021.

The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects on-going as of September 30, 2022 with a duration of greater than one year.

During the three and nine months ended September 30, 2022, the Company recognized $0.1 million and $0.2 million, respectively, in parking garage income generated from the operations of parking garages situated on the Various GSA – Buffalo property and on the Various GSA – Portland property. During the three and nine months ended September 30, 2021, the Company recognized $0.1 million and $0.2 million, respectively, in parking garage income generated from the operations of parking garages situated on the Various GSA – Buffalo property and on the Various GSA – Portland property. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied. The balance in Accounts receivable related to parking garage income was less than $0.1 million as of each of September 30, 2022 and December 31, 2021.

During the three and nine months ended September 30, 2022, the Company recognized less than $0.1 million and $0.1 million, respectively, in income for providing COVID-19 related cleaning services to certain tenants. During the three and nine months ended September 30, 2021, the Company recognized $0.3 million and $1.0 million, respectively, in income for providing COVID-19 related cleaning services to certain tenants. The income falls within the scope of ASC 606 and is recognized over time as the performance obligation is satisfied. The balance in Accounts receivable related to these services was less than $0.1 million as of September 30, 2022, and $0.1 million as of December 31, 2021.

There were no contract assets or liabilities as of September 30, 2022 or December 31, 2021.

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

As stated in Note 1 above, the Company leases commercial space to the U.S. Government or non-governmental tenants. At September 30, 2022, the U.S. Government accounted for approximately 97.9% of our total annualized lease income and non-governmental tenants accounted for the remaining approximately 2.1%.

Seventeen of our 95 wholly-owned and unconsolidated operating properties are located in California, accounting for approximately 14.7% of our total leased square feet and approximately 19.7% of our total annualized lease income as of September 30, 2022. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

14. Related Parties

The Company provides asset management services to properties owned by the JV. For the three and nine months ended September 30, 2022, we recognized Asset management income of $0.4 million and $0.9 million, respectively. We did not recognize Asset management income for the nine months ended September 30, 2021.

15. Subsequent Events

For its consolidated financial statements as of September 30, 2022, the Company evaluated subsequent events and noted the following significant events.

On October 12, 2022, the Company entered into a second amended purchase and sale agreement with a third party to dispose of a portfolio of ten properties totaling approximately 668,000 leased square feet (the “Disposition Portfolio Properties”) for an aggregate purchase price of approximately $205.3 million. Concurrently on October 12, 2022, the Company received a $3.5 million non-refundable deposit from the third party buyer. As of September 30, 2022, the carrying value of the Disposition Portfolio Properties was $187.1 million and did not meet the criteria for held-for-sale classification. The Company completed the sale of nine of the Disposition Portfolio Properties on October 27, 2022, including: DHA – Aurora, HRSA – Baton Rouge, VA – Baton Rouge, FDA – College Park, MEPCOM – Jacksonville, DOE – Lakewood, ICE – Pittsburgh, OSHA – Sandy, and CBP – Sunburst. The Company expects to close on the remaining property, DOI – Billings, prior to December 31, 2022, subject to the satisfaction of customary closing conditions.

On October 27, 2022, the Company used $5.8 million of proceeds from the sale of the Disposition Portfolio Properties to extinguish the $5.8 million mortgage note obligation on MEPCOM - Jacksonville.

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

We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of September 30, 2022, we wholly owned 88 operating properties and seven operating properties through an unconsolidated joint venture (the “JV”) in the United States encompassing approximately 9.1 million leased square feet (8.8 million pro rata), including 94 operating properties that were leased primarily to U.S. Government tenant agencies and one operating property that was entirely leased to a private tenant. As of September 30, 2022, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the operating partnership and owned approximately 88.3% of the aggregate limited partnership interests in the operating partnership, which we refer to herein as common units, as of September 30, 2022. We have elected to be taxed as a REIT and we believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

On August 23, 2022, we acquired a 28,900 leased square foot U.S. District ("JUD") courthouse in Council Bluffs, Iowa. The building is a build-to-suit facility completed in 2021. The facility is leased to the GSA for beneficial use of the JUD with a lease expiration of December 2041.

Dispositions

On October 12, 2022, we entered into a second amended purchase and sale agreement with a third party to dispose of a portfolio of ten properties totaling approximately 668,000 leased square feet (the “Disposition Portfolio Properties”) for an aggregate purchase price of approximately $205.3 million. Concurrently on October 12, 2022, we received a $3.5 million non-refundable deposit from the third party buyer. As of September 30, 2022, the carrying value of the Disposition Portfolio Properties was $187.1 million and did not meet the criteria for held-for-sale classification. We completed the sale of nine of the Disposition Portfolio Properties on October 27, 2022, including: DHA – Aurora, HRSA – Baton Rouge, VA – Baton Rouge, FDA – College Park, MEPCOM – Jacksonville, DOE – Lakewood, ICE – Pittsburgh, OSHA – Sandy, and CBP – Sunburst. We expect to close on the remaining property, DOI – Billings, prior to December 31, 2022, subject to the satisfaction of customary closing conditions.

Investment in unconsolidated real estate venture

On October 13, 2021, we formed the JV with a global investor to fund the acquisition of a portfolio of ten properties anticipated to encompass 1,214,165 leased square feet (the “Portfolio Acquisition”). We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement. During 2021, the JV closed on four of the ten properties included in the Portfolio Acquisition.

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

We expect the JV to close on the three remaining properties in the Portfolio Acquisition during 2022 and 2023.

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

Operating Properties

As of September 30, 2022, our operating properties were 99% leased with a weighted average annualized lease income per leased square foot of $34.56 ($34.30 pro rata) and a weighted average age of approximately 14.0 years based on the date the property was built or renovated-to-suit, where applicable. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at September 30, 2022, and it includes properties held by the JV:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,444,222	5.2%	$50.19
USCIS - Kansas City (3)	Lee's Summit, MO	O/W	2023 - 2042	491,226	12,026,995	3.8%	24.48
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,381,901	2.7%	20.76
IRS - Fresno	Fresno, CA	O	2033	180,481	6,972,995	2.2%	38.64
Various GSA - Portland (4)	Portland, OR	O	2022 - 2039	218,798	6,953,863	2.2%	31.78
Various GSA - Chicago	Des Plaines, IL	O	2023	202,185	6,812,395	2.2%	33.69
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,802,806	2.2%	40.12
Various GSA - Buffalo (5)	Buffalo, NY	O	2025 - 2039	273,678	6,691,883	2.1%	24.45
VA - San Jose	San Jose, CA	OC	2038	90,085	5,725,957	1.8%	63.56
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,603,247	1.8%	33.04
FBI - San Antonio	San Antonio, TX	O	2025	148,584	5,241,403	1.7%	35.28
PTO - Arlington	Arlington, VA	O	2035	190,546	5,154,770	1.6%	27.05
FBI - Tampa	Tampa, FL	O	2040	138,000	5,057,412	1.6%	36.65
FDA - Alameda	Alameda, CA	L	2039	69,624	4,834,488	1.5%	69.44
FBI / DEA - El Paso	El Paso, TX	O/W	2028	203,683	4,682,935	1.5%	22.99
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,646,467	1.5%	22.09
FBI - Omaha	Omaha, NE	O	2024	112,196	4,548,028	1.4%	40.54
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,302,091	1.4%	23.57
EPA - Kansas City	Kansas City, KS	L	2042	71,979	4,291,659	1.4%	59.62
VA - South Bend	Mishakawa, IN	OC	2032	86,363	4,155,805	1.3%	48.12
FDA - Lenexa	Lenexa, KS	L	2040	59,690	3,990,453	1.3%	66.85
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	3,981,726	1.3%	39.80
VA - Mobile	Mobile, AL	OC	2033	79,212	3,908,885	1.2%	49.35
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,887,343	1.2%	28.24
DOI - Billings (6)	Billings, MT	O/W	2033	149,110	3,871,654	1.2%	25.97
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,802,565	1.2%	27.62
DOT - Lakewood	Lakewood, CO	O	2024	122,225	3,668,047	1.2%	30.01
FBI - Knoxville	Knoxville, TN	O	2025	99,130	3,579,291	1.1%	36.11
FBI - Birmingham	Birmingham, AL	O	2042	96,278	3,433,823	1.1%	35.67
ICE - Charleston	North Charleston, SC	O	2027	65,124	3,301,629	1.0%	50.70
VA - Chico	Chico, CA	OC	2034	51,647	3,282,987	1.0%	63.57
FBI - Richmond	Richmond, VA	O	2041	96,607	3,252,338	1.0%	33.67
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,249,952	1.0%	32.92
FBI - Little Rock	Little Rock, AR	O	2041	102,377	3,189,062	1.0%	31.15

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
FDA - College Park (6)	College Park, MD	L	2029	80,677	3,107,988	1.0%	38.52
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,102,375	1.0%	46.43
USFS I - Albuquerque	Albuquerque, NM	O	2026	92,455	3,100,080	1.0%	33.53
OSHA - Sandy (6)	Sandy, UT	L	2024	75,000	3,077,661	1.0%	41.04
DEA - Vista	Vista, CA	L	2035	52,293	3,067,840	1.0%	58.67
VA - Indianapolis	Brownsburg, IN	OC	2041	80,000	2,958,386	0.9%	36.98
VA - Orange	Orange, CT	OC	2034	56,330	2,937,172	0.9%	52.14
JUD - Del Rio	Del Rio, TX	C/O	2024	89,880	2,792,219	0.9%	31.07
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,789,429	0.9%	39.23
DEA - Dallas Lab	Dallas, TX	L	2038	49,723	2,716,354	0.9%	54.63
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,716,215	0.9%	63.94
JUD - El Centro	El Centro, CA	C/O	2034	43,345	2,702,496	0.9%	62.35
FBI - Mobile	Mobile, AL	O	2029	76,112	2,682,150	0.9%	35.24
FBI - Albany	Albany, NY	O	2036	69,476	2,677,247	0.9%	38.53
SSA - Charleston	Charleston, WV	O	2024	110,000	2,660,225	0.8%	24.18
DEA - Sterling	Sterling, VA	L	2037	49,692	2,607,909	0.8%	52.48
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,522,977	0.8%	49.49
USAO - Louisville	Louisville, KY	O	2031	60,000	2,506,169	0.8%	41.77
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,487,887	0.8%	29.73
DHA - Aurora (6)	Aurora, CO	O	2034	101,285	2,392,674	0.8%	23.62
NARA - Broomfield	Broomfield, CO	O/W	2032	161,730	2,346,885	0.7%	14.51
JUD - Charleston	Charleston, SC	C/O	2040	52,339	2,333,282	0.7%	44.58
Various GSA - Cleveland (7)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,253,745	0.7%	36.72
CBP - Savannah	Savannah, GA	L	2033	35,000	2,234,261	0.7%	63.84
DEA - Dallas	Dallas, TX	O	2041	71,827	2,215,883	0.7%	30.85
MEPCOM - Jacksonville (6)	Jacksonville, FL	O	2025	30,000	2,215,374	0.7%	73.85
DOE - Lakewood (6)	Lakewood, CO	O	2029	115,650	2,126,332	0.7%	18.39
NWS - Kansas City	Kansas City, MO	O	2033	94,378	2,114,807	0.7%	22.41
JUD - Jackson	Jackson, TN	C/O	2023	73,397	2,105,260	0.7%	28.68
DEA - Santa Ana	Santa Ana, CA	O	2024	39,905	1,943,792	0.6%	48.71
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,896,685	0.6%	49.95
NPS - Omaha	Omaha, NE	O	2024	62,772	1,829,413	0.6%	29.14
ICE - Otay	San Diego, CA	O	2022 / 2027	47,919	1,761,413	0.6%	36.76
VA - Golden	Golden, CO	O/W	2026	56,753	1,741,257	0.6%	30.68
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,651,037	0.5%	27.73
CBP - Sunburst (6)	Sunburst, MT	O	2028	33,000	1,646,988	0.5%	49.91
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,552,938	0.5%	33.06
VA - Charleston	North Charleston, SC	W	2040	97,718	1,539,323	0.5%	15.75
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,499,446	0.5%	23.52
DEA - Birmingham	Birmingham, AL	O	2023	35,616	1,423,869	0.5%	39.98
DEA - Albany	Albany, NY	O	2025	31,976	1,380,195	0.4%	43.16
USAO - Springfield	Springfield, IL	O	2038	43,600	1,372,735	0.4%	31.48

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
DEA - Riverside	Riverside, CA	O	2032	34,354	1,280,417	0.4%	37.27
JUD - Council Bluffs	Council Bluffs, IA	C/O	2041	28,900	1,272,798	0.4%	44.04
SSA - Dallas	Dallas, TX	O	2035	27,200	1,058,859	0.3%	38.93
HRSA - Baton Rouge (6)	Baton Rouge, LA	O	2040	27,569	965,676	0.3%	35.03
VA - Baton Rouge (6)	Baton Rouge, LA	OC	2024	30,000	823,488	0.3%	27.45
ICE - Pittsburgh (6)(8)	Pittsburgh, PA	O	2028 / 2032	25,369	803,239	0.3%	31.66
JUD - South Bend	South Bend, IN	C/O	2027	30,119	782,994	0.2%	26.00
ICE - Louisville	Louisville, KY	O	2036	17,420	647,615	0.2%	37.18
DEA - San Diego	San Diego, CA	W	2032	16,100	552,336	0.2%	34.31
SSA - San Diego	San Diego, CA	O	2032	10,059	433,434	0.1%	43.09
DEA - Bakersfield	Bakersfield, CA	O	2038	9,800	402,401	0.1%	41.06
Subtotal				8,347,728	$285,544,707	90.7%	$34.21

Wholly Owned Privately Leased Property
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	410,344	0.1%	5.86
Subtotal				70,078	$410,344	0.1%	$5.86

Wholly Owned Properties Total / Weighted Average				8,417,806	$285,955,051	90.8%	$33.97
					$—
Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - San Antonio (9)	San Antonio, TX	OC	2041	226,148	$9,802,802	3.1%	$43.35
VA - Chattanooga (9)	Chattanooga, TN	OC	2035	94,566	4,154,710	1.3%	43.93
VA - Lubbock (9) (10)	Lubbock, TX	OC	2040	120,916	3,961,655	1.3%	32.76
VA - Marietta (9)	Marietta, GA	OC	2041	76,882	3,795,065	1.2%	49.36
VA - Birmingham (9)	Irondale, AL	OC	2041	77,128	3,105,255	1.0%	40.26
VA - Columbus (9)	Columbus, GA	OC	2042	67,793	2,863,407	0.9%	42.24
VA - Lenexa (9)	Lenexa, KS	OC	2041	31,062	1,298,203	0.4%	41.79
Subtotal				694,495	$28,981,097	9.2%	$41.73

Total / Weighted Average				9,112,301	$314,936,148	100.0%	$34.56

Total / Weighted Average at Easterly's Share				8,785,887	$301,315,032		$34.30
(1)
OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution.
(2)
The year of lease expiration does not include renewal options.
(3)
Private tenants occupy 174,908 leased square feet.
(4)
Private tenants occupy 43,453 leased square feet.
(5)
Private tenants occupy 14,274 leased square feet.
(6)
Disposition Portfolio Property, see 2022 Activity – Dispositions above for additional information.
(7)
A private tenant occupies 11,402 leased square feet.
(8)
A private tenant occupies 3,854 leased square feet.
(9)
We own 53.0% of the property through an unconsolidated joint venture.
(10)
Asset is subject to a ground lease where we are the lessee.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 18.0 years as of September 30, 2022), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place (including for wholly owned properties and properties held by the JV) as of September 30, 2022:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2022	2	41,683	0.5%	$1,543,184	0.5%	$37.02
2023	11	437,753	4.8%	13,523,681	4.3%	30.89
2024	11	740,595	8.1%	23,731,586	7.5%	32.04
2025	15	660,128	7.2%	22,652,412	7.2%	34.32
2026	5	294,245	3.2%	9,477,011	3.0%	32.21
2027	9	506,510	5.6%	18,494,025	5.9%	36.51
2028	11	805,055	8.8%	18,191,041	5.8%	22.60
2029	5	493,794	5.4%	14,206,922	4.5%	28.77
2030	—	—	0.0%	—	0.0%	—
2031	2	100,502	1.1%	4,042,792	1.3%	40.23
Thereafter	59	5,032,036	55.3%	189,073,494	60.0%	37.57
Total / Weighted Average	130	9,112,301	100.0%	$314,936,148	100.0%	$34.56

(1)
The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of September 30, 2022, 19 tenants occupying approximately 6.6% of our leased square feet and contributing approximately 6.8% of our annualized lease income have exercisable rights to terminate their lease before the stated term of their respective lease expires.

Information about our development property as of September 30, 2022 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year	162,000
(1)
L=Laboratory.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2022 and 2021

The financial information presented below summarizes our results of operations for the three months ended September 30, 2022 and 2021 (amounts in thousands).

	For the three months ended September 30,
	2022	2021	Change
Revenues
Rental income	$72,643	$67,439	$5,204
Tenant reimbursements	1,616	1,527	89
Asset management income	377	—	377
Other income	405	642	(237)
Total revenues	75,041	69,608	5,433
Expenses
Property operating	17,802	15,188	2,614
Real estate taxes	8,177	7,626	551
Depreciation and amortization	25,050	22,765	2,285
Acquisition costs	275	518	(243)
Corporate general and administrative	5,870	5,893	(23)
Total expenses	57,174	51,990	5,184
Other income (expense)
Income from unconsolidated real estate venture	830	—	830
Interest expense, net	(12,408)	(9,353)	(3,055)
Gain on the sale of operating property	—	777	(777)
Impairment loss	(5,540)	—	(5,540)
Net income	$749	$9,042	$(8,293)

Revenues

Total revenues increased $5.4 million to $75.0 million for the three months ended September 30, 2022 compared to $69.6 million for the three months ended September 30, 2021.

The $5.2 million increase in Rental income is primarily attributable to an increase in revenues from the five operating properties acquired since September 30, 2021, as well as a full period of operations from the one operating property acquired during the three months ended September 30, 2021, offset by one property disposed of during the three months ended September 30, 2021.

The $0.1 million increase in Tenant reimbursements is primarily attributable to an increase in tenant project reimbursements.

The $0.4 million increase in Asset management income is attributable to the fee we earned for asset management of the JV.

The $0.2 million decrease in Other income is primarily attributable to a decrease in COVID-19 cleaning reimbursements.

Expenses

Total expenses increased $5.2 million to $57.2 million for the three months ended September 30, 2022 compared to $52.0 million for the three months ended September 30, 2021.

The $2.6 million increase in Property operating expenses is primarily attributable to the five operating properties acquired since September 30, 2021, as well as a full period of operations from the one operating property acquired during the three months ended September 30, 2021, offset by one property disposed of during the three months ended September 30, 2021.

The $0.6 million increase in Real estate taxes is also primarily attributable to the five operating properties acquired since September 30, 2021, as well as a full period of operations from the one operating property acquired during the three months ended September 30, 2021, offset by one property disposed of during the three months ended September 30, 2021.

The $2.3 million increase in Depreciation and amortization is primarily related to depreciation attributable to the five operating properties acquired since September 30, 2021, as well as a full period of operations from the one operating property acquired during the three months ended September 30, 2021, offset by a decrease in fully amortized lease intangibles.

Income from unconsolidated real estate venture

On October 13, 2021, we formed the JV, in which we own a 53.0% interest, to fund the Portfolio Acquisition. The increase in Income from unconsolidated real estate venture is attributable to our pro rata share of operations from properties acquired by the JV since the fourth quarter of 2021.

Interest expense

The $3.1 million increase in Interest expense is primarily related to the issuance of our 2021 series of unsecured senior notes.

Gain on the sale of operating property

Gain on the sale of operating property decreased by $0.8 million for the three months ended September 30, 2022. The gain on the sale of operating property for the three months ended September 30, 2021 was attributable to the sale of United Technologies – Midland in the third quarter of 2021.

Impairment loss

During the quarter ended September 30, 2022, we recognized an impairment loss totaling approximately $5.5 million for our ICE – Otay property in order to reduce its carrying value to its estimated fair value, which declined due to changes in expected cash flows related to the existing tenant’s lease expiration in 2022. ICE – Otay is a 47,919 rentable square foot office building located in San Diego, California.

Comparison of Results of Operations for the nine months ended September 30, 2022 and 2021

The financial information presented below summarizes our results of operations for the nine months ended September 30, 2022 and 2021.

	For the nine months ended September 30,
	2022	2021	Change
Revenues
Rental income	$214,238	$197,713	$16,525
Tenant reimbursements	3,676	3,746	(70)
Asset management income	942	—	942
Other income	1,244	1,764	(520)
Total revenues	220,100	203,223	16,877
Expenses
Property operating	48,811	41,578	7,233
Real estate taxes	23,854	22,465	1,389
Depreciation and amortization	73,552	67,615	5,937
Acquisition costs	939	1,488	(549)
Corporate general and administrative	17,819	17,469	350
Total expenses	164,975	150,615	14,360
Other income (expense)
Income from unconsolidated real estate venture	2,286	—	2,286
Interest expense, net	(34,729)	(27,739)	(6,990)
Gain on the sale of operating property	—	1,307	(1,307)
Impairment loss	(5,540)	—	(5,540)
Net income	$17,142	$26,176	$(9,034)

Revenues

Total revenues increased $16.9 million to $220.1 million for the nine months ended September 30, 2022 compared to $203.2 million for the nine months ended September 30, 2021.

The $16.5 million increase in Rental income is primarily attributable to an increase in revenues from the five operating properties acquired since September 30, 2021, as well as a full period of operations from the six operating properties acquired during the nine months ended September 30, 2021, offset by two properties disposed of during the nine months ended September 30, 2021.

The $0.1 million decrease in Tenant reimbursements is primarily attributable to a decrease in tenant project reimbursements.

The $0.9 million increase in Asset management income is attributable to the fee we earned for asset management of the JV.

The $0.5 million decrease in Other income is primarily attributable to a decrease in COVID-19 cleaning reimbursements.

Expenses

Total expenses increased $14.4 million to $165.0 million for the nine months ended September 30, 2022 compared to $150.6 million for the nine months ended September 30, 2021.

The $7.2 million increase in Property operating expenses is primarily attributable to the five operating properties acquired since September 30, 2021, as well as a full period of operations from the six operating properties acquired during the nine months ended September 30, 2021, offset by two properties disposed of during the nine months ended September 30, 2021.

The $1.4 million increase in Real estate taxes is also primarily attributable to the five operating properties acquired since September 30, 2021, as well as a full period of operations from the six operating properties acquired during the nine months ended September 30, 2021, offset by two properties disposed of during the nine months ended September 30, 2021.

The $5.9 million increase in Depreciation and amortization is primarily related to depreciation attributable to the five operating properties acquired since September 30, 2021, as well as a full period of operations from the six operating properties acquired during the nine months ended September 30, 2021, offset by a decrease in fully amortized lease intangibles.

Additionally, Corporate general and administrative costs increased by $0.4 million, primarily due to an increase in employee costs.

Income from unconsolidated real estate venture

On October 13, 2021, we formed the JV, in which we own a 53.0% interest, to fund the Portfolio Acquisition. The increase in Income from unconsolidated real estate venture is attributable to our pro rata share of operations from properties acquired by the JV since the fourth quarter of 2021.

Interest expense

The $7.0 million increase in Interest expense is primarily related to the issuance of our 2021 series of unsecured senior notes.

Gain on the sale of operating property

Gain on the sale of operating property decreased by $1.3 million for the nine months ended September 30, 2022. The gain on the sale of operating property for the nine months ended September 30, 2021, was attributable to the sale of SSA – Mission Viejo in the second quarter of 2021 and United Technologies – Midland in the third quarter of 2021.

Impairment loss

During the quarter ended September 30, 2022, we recognized an impairment loss totaling approximately $5.5 million for our ICE – Otay property in order to reduce its carrying value to its estimated fair value, which declined due to changes in expected cash flows related to the existing tenant’s lease expiration in 2022. ICE – Otay is a 47,919 rentable square foot office building located in San Diego, California.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, planned and possible acquisitions of properties, including the remaining Portfolio Acquisition properties through the JV, stockholder distributions to maintain our qualification as a REIT, repurchases of common stock under our share repurchase program and other capital obligations associated with conducting our business. At September 30, 2022, we had $21.5 million available in cash and cash equivalents and there was $272.1 million available under our revolving credit facility.

Our primary expected sources of capital are as follows:

•
cash and cash equivalents;
•
operating cash flow;
•
distribution of cash flows from the JV;
•
available borrowings under our revolving credit facility;
•
issuance of long-term debt;
•
issuance of equity, including under our ATM Programs (as described below); and
•
asset sales, including proceeds from the sale of the Disposition Portfolio Properties.

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

Equity

Offering of Common Stock on a Forward Basis

On August 11, 2021, we and the operating partnership completed an underwritten public offering of 6,300,000 shares of common stock offered on a forward basis. In connection with the offering, we also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of our common stock. On December 28, 2021, we issued 3,991,000 shares of our common stock for net proceeds of $85.0 million, which shares were issued in partial settlement of the Forward Sales Agreements entered into in connection with the underwritten public offering. No shares were issued during the three and nine months ended September 30, 2022. We expect to physically settle the remaining Forward Sales Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock upon one or more such physical settlements. During the nine months ended September 30, 2022, we extended the date by which settlement of the Forward Sales Agreements will occur to August 14, 2023. Although we expect to settle the Forward Sales Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net-share settle all or a portion of our obligations under the Forward Sales Agreements, in which case, we may receive, or may owe, cash or shares of our common stock from or to the forward purchasers. The Forward Sales Agreements provide for an initial forward price of $21.64 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sales Agreements. The Forward Sales Agreements are subject to early termination or settlement under certain circumstances.

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

The following table sets forth certain information with respect to issuances under the 2019 ATM Program during the nine months ended September 30, 2022 (amounts in thousands, except share amounts):

	2019 ATM Program
For the three months ended	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2022	434,925	$9,409
June 30, 2022	—	—
September 30, 2022	—	—
Total	434,925	$9,409
(1)
Shares issued by us, which were all issued in settlement of forward sales transactions. Additionally, as of September 30, 2022, we had entered into forward sales transactions under the 2019 ATM Program for the sale of an additional 1,950,000 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from December 2022 to August 2023. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $21.82 per share, we expect to receive net proceeds of approximately $42.6 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the nine months ended September 30, 2022.

We used the net proceeds received from such sales for general corporate purposes. As of September 30, 2022, we had approximately $300.0 million of gross sales of our common stock available under the 2021 ATM Program and $87.4 million of gross sales of our common stock available under the 2019 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the nine months ended September 30, 2022.

Contribution of Property for Common Units

On May 10, 2022, we acquired NARA – Broomfield for which we issued, as partial consideration, 827,791 common units. The issuance of common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.

Debt

The following table sets forth certain information with respect to our outstanding indebtedness as of September 30, 2022 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2022	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$177,750	L + 135 bps	July 2025 (3)
Total revolving credit facility	177,750

Term loan facilities:
2016 term loan facility	100,000	2.77% (5)	March 2024
2018 term loan facility (4)	150,000	4.01% (6)	July 2026
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,121)
Total term loan facilities, net	248,879

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
Total notes payable	700,000
Less: Total unamortized deferred financing fees	(4,065)
Total notes payable, net	695,935

Mortgage notes payable:
DEA – Pleasanton	15,700	L + 150bps (7)	October 2023
VA – Golden	8,692	5.00% (7)	April 2024
MEPCOM – Jacksonville (8)	5,858	4.41% (7)	October 2025
USFS II – Albuquerque	13,879	4.46% (7)	July 2026
ICE – Charleston	13,792	4.21% (7)	January 2027
VA – Loma Linda	127,500	3.59% (7)	July 2027
CBP – Savannah	10,595	3.40% (7)	July 2033
USCIS – Kansas City	51,500	3.68% (7)	August 2024
Total mortgage notes payable	247,516
Less: Total unamortized deferred financing fees	(1,519)
Less: Total unamortized premium/discount	1,972
Total mortgage notes payable, net	247,969

Total debt	$1,370,533
(1)
At September 30, 2022, the one-month LIBOR (“L”) was 3.14%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on our consolidated leverage ratio, as defined in the respective loan agreements.

(2)
Our revolving credit facility had available capacity of $272.1 million at September 30, 2022 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.
(3)
Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)
Our 2018 term loan facility has undrawn capacity up to $50.0 million of which is available during a delayed draw period.
(5)
Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.77% annually, based on our consolidated leverage ratio, as defined in our 2016 term loan facility agreement.
(6)
Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 4.01% annually, based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
(7)
Effective interest rates are as follows: DEA – Pleasanton 1.80%, VA – Golden 5.03%, MEPCOM – Jacksonville 3.89%, USFS II Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%, USCIS – Kansas City 2.05%.
(8)
On October 27, 2022, we extinguished the mortgage note obligation on MEPCOM - Jacksonville in conjunction with the sale of the property.

Our revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2022, we were in compliance with all applicable financial covenants.

On July 22, 2022, we entered into the first amendment to our second amended and restated senior credit agreement (the “first amendment”). The first amendment extended the deadline for the $50.0 million delayed draw portion of the 2018 term loan facility to July 24, 2023 (from July 22, 2022).

The chart below details our debt capital structure as of September 30, 2022 (dollar amounts in thousands):

Debt Capital Structure	September 30, 2022
Total principal outstanding	$1,375,266
Weighted average maturity	5.6 years
Weighted average interest rate	3.7%
% Variable debt	14.1%
% Fixed debt (1)	85.9%
% Secured debt	18.1%
(1)
Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Material Cash Commitments

During the nine months ended September 30, 2022, there were no material changes to the cash commitment information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of September 30, 2022, we have invested $199.3 million in the JV and committed capital totaling $202.4 million to the JV. We have a remaining capital commitment of $136.5 million to the JV. None of the properties owned by the JV are encumbered by mortgage indebtedness.

For a more complete description of the JV, see Note 4 to the Consolidated Financial Statements.

Portfolio Disposition

On October 27, 2022, we completed the sale of nine of the ten Disposition Portfolio Properties. Concurrent with closing, proceeds from the sale were used to extinguish the mortgage debt at MEPCOM – Jacksonville. We intend to further use proceeds to pay down amounts outstanding under our revolving credit facility.

We expect to close on the final Disposition Portfolio Property prior to December 31, 2022, subject to the satisfaction of customary closing conditions.

For a more complete description of the Disposition Portfolio Properties, see the 2022 Activity – Dispositions above.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2022	April 27, 2022	May 13, 2022	May 25, 2022	$0.265
Q2 2022	July 27, 2022	August 11, 2022	August 23, 2022	$0.265
Q3 2022	October 26, 2022	November 11, 2022	November 23, 2022	$0.265
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

Cash Flows

The following table sets forth a summary of cash flows for the nine months ended September 30, 2022 and 2021 (amounts in thousands):

	For the nine months ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$103,783	$94,459
Investing activities	(189,313)	(127,452)
Financing activities	86,881	42,072

Operating Activities

We generated $103.8 million and $94.5 million of cash from operating activities during the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by operating activities for the nine months ended September 30, 2022 includes $94.0 million in net cash from rental activities net of expenses, $5.4 million related to distributions from investment in unconsolidated real estate venture and $4.3 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the nine months ended September 30, 2021 includes $85.9 million in net cash from rental activities net of expenses and $8.6 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, and accounts payable, accrued expenses and other liabilities.

Investing Activities

We used $189.3 million and $127.5 million in cash for investing activities during the nine months ended September 30, 2022 and 2021, respectively. Net cash used in investing activities for the nine months ended September 30, 2022 includes $93.7 million in real estate acquisitions and deposits, $71.3 million in investment in unconsolidated real estate venture, $16.1 million in additions to operating properties and $8.8 million in additions to development properties, offset by $0.6 million in distributions of capital from unconsolidated real estate venture. Net cash used in investing activities for the nine months ended September 30, 2021 includes $115.4 million in real estate acquisitions, $14.1 million in additions to operating properties and $5.3 million in additions to development properties, offset by $7.3 million in proceeds from the sale of SSA – Mission Viejo and United Technologies – Midland.

Financing Activities

We generated $86.9 million and $42.1 million in cash from financing activities during the nine months ended September 30, 2022 and 2021, respectively. Net cash generated by financing activities for the nine months ended September 30, 2022 includes $200.8 million in draws under our revolving credit facility and $9.5 million in gross proceeds from issuances of shares of our common stock, offset by $81.8 million in dividend payments, $37.5 million in pay downs under our revolving credit facility, $3.9 million in mortgage notes payable repayment and $0.1 million in the payment of offering costs. Net cash generated by financing activities for the nine months ended September 30, 2021 includes $159.5 million in draws under our revolving credit facility and $90.9 million in gross proceeds from issuances of shares of our common stock, offset by $126.3 million in pay downs under our revolving credit facility, $74.1 million in dividend payments, $3.6 million in payment of deferred financing fees, $2.9 million in mortgage notes payable repayment and $1.5 million in the payment of offering costs.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income	$749	$9,042	$17,142	$26,176
Depreciation of real estate assets	24,802	22,741	72,810	67,561
Gain on sale of operating property	—	(777)	—	(1,307)
Impairment loss	5,540	—	5,540	—
Unconsolidated real estate venture allocated share of above adjustments	1,347	—	3,352	—
FFO	32,438	31,006	98,844	92,430
Adjustments to FFO:
Acquisition costs	275	518	939	1,488
Straight-line rent and other non-cash adjustments	1,090	(1,580)	559	(4,317)
Amortization of above-/below-market leases	(769)	(1,058)	(2,373)	(3,569)
Amortization of deferred revenue	(1,472)	(1,398)	(4,313)	(4,217)
Non-cash interest expense	235	380	695	1,107
Non-cash compensation	1,625	1,333	4,891	3,700
Depreciation of non-real estate assets	248	24	742	54
Unconsolidated real estate venture allocated share of above adjustments	(374)	—	(1,051)	—
FFO, as Adjusted	$33,296	$29,225	$98,933	$86,676

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

Our Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of our significant accounting policies, which utilize relevant critical accounting estimates. During the nine months ended September 30, 2022, there were no material changes to the discussion of our significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of September 30, 2022, $1.2 billion, or 85.9% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $193.5 million, or 14.1% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.5 million annually.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Easterly Government Properties, Inc.

Date: November 1, 2022	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: November 1, 2022	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)