Form 10-K
period 2022-12-31
Easterly Government Properties, Inc.
filed 2023-02-28
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The number of shares of Registrant’s common stock outstanding as of February 21, 2023 was 90,824,220.

As of June 30, 2022, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $1,722 million based on the closing sale price of $19.04 as reported on the New York Stock Exchange on June 30, 2022. For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

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
•
risks associated with mortgage debt or unsecured financing or the unavailability thereof, which could make it difficult to finance or refinance properties and could subject us to foreclosure; and
•
adverse impacts from coronavirus COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease on the U.S., regional and global economies and our financial condition and results of operations.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. For further information on these and other factors that could affect us and the statements contained herein, you should refer to Item 1A below entitled “Risk Factors.”

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
•
We are subject to risks from natural disasters and climate change.

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

Item 1. Business

General

References to “Easterly,” “we,” “our,” “us” and “our company” refer to Easterly Government Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries including Easterly Government Properties LP, a Delaware limited partnership, which we refer to herein as our operating partnership. We present certain financial information and metrics “at Easterly Share,” which is calculated on an entity-by-entity basis. At Easterly Share information, which we also refer to as being “at share,” “pro rata,” “our pro rata share” or “our share” is not, and is not intended to be, a presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of December 31, 2022, we wholly owned 78 operating properties and eight operating properties through an unconsolidated joint venture (the “JV”) in the United States encompassing approximately 8.7 million leased square feet (8.2 million pro rata), including 85 operating properties that were leased primarily to U.S. Government tenant agencies and one operating property that was entirely leased to a private tenant. As of December 31, 2022, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of our operating partnership and owned approximately 88.2% of the aggregate limited partnership interests in our operating partnership, which we refer to herein as common units, as of December 31, 2022. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of office and other commercial properties, including properties leased to the U.S. Government, through the following competitive strengths:

•
High Quality Portfolio Leased to Mission-Critical U.S. Government Agencies. We focus primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve mission-critical functions and are of high importance within the hierarchy of these agencies. These properties generally meet our investment criteria, which target major federal buildings of Class A construction that are less than 20 years old, or have undergone a substantial renovation-to-suit for the tenant agency, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, are in strategic locations to facilitate the tenant agency’s mission, include build-to-suit features and are focused on environmental sustainability. As of December 31, 2022, the weighted average age of our wholly owned and unconsolidated operating properties was approximately 13.8 years based on the date the property was built or renovated-to-suit, where applicable, and the weighted average remaining lease term was approximately 10.3 years.
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
•
Experienced and Aligned Management Team. Our senior management team has a proven track record of sourcing, acquiring, developing and managing properties leased to U.S. Government agencies. Collectively, our senior management team has been responsible for the acquisition of an aggregate of approximately 8.8 million square feet of U.S. Government-leased properties of which, 1.0 million square feet is through the JV, and the development of approximately 1.4 million aggregate square feet of such properties. We believe that our management expertise provides us with a significant advantage over our competitors when pursuing acquisition opportunities and engaging U.S. Government agencies in property development opportunities and provides us with superior property management and tenant service capabilities.
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
•
Extensive Development Experience with U.S. Government-Leased Properties. Our senior management team has developed projects comprising approximately 4.6 million square feet, including 40 build-to-suit projects for the U.S. Government as well as other corporate tenants. In the aggregate, our senior management team has developed 23 projects for the GSA and U.S. Government agencies. Development of government projects, particularly build-to-suit projects, requires expertise in GSA and other U.S. Government requirements and the needs of tenant agencies. Since 1994, members of our senior management team have developed an average of approximately 49,200 square feet per year of U.S. Government-leased build-to-suit properties. We believe that our thorough understanding of the U.S. Government’s procurement processes and standards, our longstanding relationships with the GSA and other agencies of the U.S. Government, and our differentiated capabilities enable us to continue to compete effectively for U.S. Government development opportunities.

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
•
Growth-Oriented Capital Structure. Our capital structure provides us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through four underwritten public offerings of our common stock and sales of our common stock under our at-the-market equity offering programs, which we refer to as our ATM Programs. Additionally, during the fourth quarter of 2021, we formed the JV, in which we own a 53% interest, with a leading global investor to acquire a portfolio of properties. During the year ended December 31, 2022, we received net proceeds of $9.4 million through issuance of 434,925 shares of our common stock under our ATM Programs. As of December 31, 2022, we expect to receive aggregate net proceeds of approximately $92.5 million from the sale of an aggregate 4,259,000 shares of the Company's common stock that have not yet been settled, including 2,309,000 shares pursuant to the underwritten public offering of 6,300,000 shares of common stock offered on a forward basis in the third quarter of 2021, and from the sale of 1,950,000 shares under our ATM Programs, assuming these forward sales transactions are physically settled in full using a net weighted average combined initial forward sales price of $21.72 per share. As of December 31, 2022, we also had the capacity to issue an additional $387.4 million under our ATM Programs. As of December 31, 2022, we had total indebtedness of approximately $1.3 billion, including borrowings of approximately $65.5 million outstanding under our $450.0 million senior unsecured revolving credit facility and an additional $50.0 million of undrawn capacity under our 2018 term loan facility.

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

Employees and Human Capital

As of December 31, 2022, we had 54 employees, including 37 employees based in our corporate headquarters in Washington, D.C. and 17 employees based in other locations throughout the United States. None of our employees are represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

From the top down, including our board of directors and senior management team, we are committed to cultivating an inclusive company culture that attracts top talent and creates an environment that fosters collaboration, innovation and diversity, while providing professional development opportunities and training. Our human capital objectives include identifying, recruiting, retaining, developing, incentivizing and integrating our existing and prospective employees. To further these objectives, we have established a number of policies and programs and undertaken various initiatives, including:

•
Diversity and Inclusion. We value diversity of views, experience, skill sets, gender and ethnicity throughout our organization, including our board of directors, and are committed to fostering a culture of diversity and inclusion. As of December 31, 2022:
o
35% and 26% of our employees were female and non-white, respectively;
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

Significant Tenants

Substantially all of our rents come from U.S. Government tenant agencies. As of December 31, 2022, our U.S. Government tenant agencies accounted for 97.1% of our annualized lease income. For further information on the composition of our tenant base, see Item 2, “Properties.”

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

See Item 1A, “Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

Environmental, Social and Corporate Governance

We are committed to sustainability and continually seek to improve our environmental responsibility initiatives, efforts, programs and policies. We have an in-house team that meets regularly to identify, initiate, and monitor sustainable practices in all aspects of our business for the benefit of our tenants, shareholders, employees, and the community at large. In 2022, we published our inaugural Environmental, Social, and Governance (“ESG”) report which included the announcement of our alignment with five United Nations Sustainable Development Goals as well as environmental and social goals. These goals aim to help reduce our greenhouse gas (“GHG”) emissions and address climate change performance. Additionally, we developed an environmental management system to guide ESG decision making and brought in an ESG software provider to assist in aggregating and analyzing environmental data such as energy and water usage and GHG emissions.

We believe the U.S. Government serves as the natural partner for our environmentally-friendly endeavors. Under the Energy Policy Act of 2005, the U.S. Government maintains “green lease” policies that include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property. For the 2022 certification year, we had 15 ENERGY STAR certified buildings. Additionally, over 45% of our assets have achieved at least one sustainability related certification such as ENERGY STAR, LEED, or Green Globes.

Corporate Responsibility

We are committed to volunteerism and philanthropy and strive to positively impact the communities in which we work and live. We have a gift-matching program where Easterly will match each employee’s qualifying charitable contribution up to a certain amount each year. We also announced enhancements to our companywide volunteering program beginning in 2022. We believe these commitments mutually benefit our tenants, investors, employees, and local communities.

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

REIT Qualification

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations. See Item 1A. “Risk Factors.”

Supplemental U.S. Federal Income Tax Considerations

The following discussion supplements and updates the disclosures under “Certain United States Federal Income Tax Considerations” in the prospectus dated February 25, 2021 contained in our Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021 (such disclosure, the “Base Disclosure”). Capitalized terms used in this section that are not otherwise defined shall have the same meaning as when used in the Base Disclosure.

On December 29, 2022, the IRS promulgated final Treasury Regulations under Sections 897, 1441, 1445, and 1446 of the Code that were, in part, intended to coordinate various withholding regimes for non-U.S. stockholders. The new Treasury Regulations provide guidance regarding qualified foreign pension funds and are largely consistent with the previously issued proposed Treasury Regulations.

Accordingly, the last two sentences of the first paragraph under the heading “Certain United States Federal Income Tax Considerations—Taxation of Stockholders and Potential Tax Consequences of Their Investment in Shares of Common Stock—Taxation of Non-U.S. Stockholders—Qualified Foreign Pension Funds” are hereby deleted and replaced with the following:

Under Treasury Regulations, subject to the discussion below regarding “qualified holders,” a “qualified controlled entity” also is not generally treated as a foreign person for purposes of FIRPTA. A qualified controlled entity generally includes a trust or corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities.

Additionally, the following two paragraphs are added after the first paragraph under the heading “Certain United States Federal Income Tax Considerations—Taxation of Stockholders and Potential Tax Consequences of Their Investment in Shares of Common Stock—Taxation of Non-U.S. Stockholders—Qualified Foreign Pension Funds”:

Treasury Regulations further require that a qualified foreign pension fund or qualified controlled entity will not be exempt from FIRPTA with respect to dispositions of U.S. real property interests or REIT distributions attributable to the same unless the qualified foreign pension fund or qualified controlled entity is a “qualified holder.” To be a qualified holder, a qualified foreign pension fund or qualified controlled entity must satisfy one of two alternative tests at the time of the disposition of the U.S. real property interest or the REIT distribution. Under the first test, a qualified foreign pension fund or qualified controlled entity is a qualified holder if it owned no U.S. real property interests as of the earliest date during an uninterrupted period ending on the date of the disposition or distribution during which it qualified as a qualified foreign pension fund or qualified controlled entity. Alternatively, if a qualified foreign pension fund or qualified controlled entity held U.S. real property interests as of the earliest date during the period described in the preceding sentence, it can be a qualified holder only if it satisfies certain testing period requirements.

Treasury Regulations also provide that a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships, may certify its status as such and will not be treated as a foreign person for purposes of withholding under FIRPTA.

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

Substantially all of our current rents come from U.S. Government tenant agencies. As of December 31, 2022, our U.S. Government tenant agencies accounted for 97.1% of our annualized lease income. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Due to such concentration, any failure by the U.S. Government to perform its obligations under its leases or a failure to renew its leases upon expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected properties are leased, and could decrease the ultimate value of the affected property upon sale and have a material adverse effect on our business, financial condition and results of operations.

We may be unable to renew leases or lease vacating space on favorable terms or at all as leases expire, which could adversely affect our business, financial condition and results of operations.

As of December 31, 2022, leases representing approximately 18.4% of our total annualized lease income and approximately 19.7% of the square footage of the properties in our portfolio will expire by the end of 2025. We may be unable to renew such expiring leases or our properties may not be released at net effective rental rates equal to or above the current average net effective rental rates.

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

As of December 31, 2022, we had one property under development. We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit renovations for existing U.S. Government tenant agencies and new developments for anticipated tenant agencies and, as a result, will be subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include:

•
the availability and pricing of financing on favorable terms or at all;
•
development costs that may be higher than anticipated;
•
cost overruns and untimely completion of construction (including risks beyond our control, such as weather or labor conditions or material shortages);
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

Unfavorable market conditions in the geographic markets in which we operate and unfavorable economic conditions in the United States and globally may significantly affect our occupancy levels, rental rates, rent collections, operating expenses, the market value of our assets and our ability to strategically acquire, dispose of, recapitalize or refinance our properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates may be adversely affected by increases in supply of office space and is dependent upon overall economic conditions, which are adversely affected by, among other things, job losses and unemployment levels, inflation, rising interest rates, recession, stock market volatility and uncertainty about the future. Increased economic uncertainty in the United States and abroad could lead to periods of economic slowdown or recession, continued inflation and higher interest rates or declining demand for real estate, and the occurrence of such events, or public perception that any of these events may occur, could result in a general decrease in rental rates. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. Any declines in our occupancy levels, rental revenues or the values of our buildings would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and make distributions to our stockholders, which could negatively affect our financial condition and the market value of our common stock. Our business may be affected by the volatility and illiquidity in the financial and credit markets, a general global economic recession and other market or economic challenges experienced by the real estate industry or the United States economy as a whole.

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

As of December 31, 2022, three of our U.S. Government tenant agencies, the Department of Veteran Affairs (“VA”), Federal Bureau of Investigation (“FBI”), and Drug Enforcement Administration (“DEA”), accounted for an aggregate of approximately 47.2% of our total leased square feet and an aggregate of approximately 53.6% of our total annualized lease income. Each U.S. Government agency has its own customs, procedures, culture, needs and mission, which translate into different requirements for its leased space, and we work with the tenant agency to design and construct specialized, agency-specific enhancements. In addition, under the terms of our GSA leases, the GSA generally has the right to designate another U.S. Government agency to occupy all or a portion of the leased property. A change in the structure, mission, or leasing requirements of any one of our U.S. Government tenant agencies, a significant reduction in the agency’s workforce, a relocation of personnel resources, other internal reorganization or a change in the tenant agency occupying the leased space, could affect our lease renewal opportunities and have a material adverse effect on our business, financial condition and results of operations.

Some of our leases with U.S. Government tenant agencies permit the tenant agency to vacate the property and discontinue paying rent prior to their lease expiration date.

Some of our leases are currently in the soft-term period of the lease and tenants under such leases have the right to vacate their space during a specified period before the stated terms of their leases expire. Tenants occupying approximately 7.8% of our leased square feet and contributing approximately 7.8% of our annualized lease income (in each case, as of December 31, 2022) currently have exercisable rights to terminate their leases before the stated soft-term of their lease expires. For fiscal policy reasons, security concerns or other reasons, some or all of our U.S. Government tenant agencies under leases within the soft-term period may decide to exercise their termination rights before the stated term of their lease expires. Such events, if they were to occur and we were not able to lease the vacant space to another tenant in a timely manner or at all, could have a material adverse effect on our business, financial condition and results of operations.

We currently have a concentration of properties located in California and are exposed to changes in market conditions and natural disasters in this state.

Seventeen of our properties are located in California, accounting for approximately 14.8% of our total leased square feet and approximately 19.9% of our total annualized lease income as of December 31, 2022. As a result of this concentration, a material portion of our portfolio may be exposed to the effects of economic and real estate conditions in California markets, such as the supply of competing properties, general levels of employment and economic activity. In addition, historically, California has been vulnerable to natural disasters and we are therefore susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. To the extent that weak economic or real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

We are subject to risks from natural disasters and climate change.

Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes, floods, or rising sea levels due to climate change may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe, such as an earthquake affecting our properties in California, or destructive weather event, such as a tornado affecting our properties in Nebraska, may have a significant negative effect on our business, financial condition and results of operations. Additionally, risks associated with climate change including, for example, rising sea levels, could cause property loss or damage to our properties located in coastal states such as Georgia, Louisiana, California, Florida, and South Carolina. As a result, our operating and financial results may vary significantly from one period to the next. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather. We also are exposed to risks associated with inclement winter weather, particularly on the Atlantic coast, a region in which some of our properties are located, including increased need for maintenance and repair of our buildings.

As a result of climate change, we may also experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to, or decreased demand for, our properties, increases in the cost of insurance for our properties located in the areas affected by these conditions and impact our ability to lease, develop or dispose of our properties. Should the impact of climate change be material in nature, our financial condition or results of operations would be adversely affected.

In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties in order to comply with such regulations. Numerous treaties, laws and regulations have been enacted or proposed in an effort to regulate climate change, including regulations aimed at limiting

GHG emissions and the implementation of “green” building codes. These laws and regulations may require us to make improvements to our existing properties and result in increased operating costs. We may also incur costs associated with increased regulations or investor requirements for increased environmental and social disclosures and reporting. The cost of compliance with, or failure to comply with, such laws and regulations could impact our financial condition.

COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease could have an adverse effect on our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic, including the emergence of additional variants, has caused, and COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease may continue to cause, significant disruptions to the U.S. and global economy and has contributed, and may continue to contribute, to significant volatility and negative pressure in financial markets.

The extent to which the COVID-19 pandemic, or any future pandemic, epidemic or outbreak of any other highly infectious disease, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the emergence and characteristics of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available COVID-19 vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The COVID-19 pandemic, or any future pandemic, epidemic or outbreak of any other highly infectious disease, may adversely affect our business, financial condition, results of operations and cash flows, and may have the effect of heightening many of the risks within this “Risk Factors” section.

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

Substantially all of our revenue is dependent on the receipt of rent payments from the GSA and U.S. Government tenant agencies. While rents under our leases with the GSA are paid for from the Federal Buildings Fund, which is not subject to direct federal appropriations, and our leases with other federal agencies have been executed under delegation from the GSA and are therefore guaranteed by the Federal Buildings Fund, a prolonged government shutdown or a federal budget impasse could result in delays in our receipt of rental payments. In addition, the impact of a prolonged government shutdown on federal personnel resources could hinder our ability to renew expiring leases, initiate or complete tenant agency build-out and construction projects and otherwise interfere with our ongoing partnership with the U.S. Government, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Under our leases, including our leases with U.S. Government tenant agencies, we retain certain obligations with respect to the property, including, among other things, the responsibility for maintenance and repair of the property, the provision of adequate parking, maintenance of common areas, responsibility for capital improvements such as roof replacement and major structural improvements and compliance with other affirmative covenants in the lease. The expenditure of any sums in connection therewith will reduce the cash available for distribution and may require us to fund deficits resulting from operating a property. No assurance can be given that we will have funds available to make such repairs or improvements. In addition, risks beyond our control, such as weather, labor conditions, material shortages caused by supply chain disruptions, or inflationary price increases for materials, could lead to cost overruns and untimely completion of projects. If we were to fail to meet these obligations, then the applicable tenant could abate rent or terminate the applicable lease, which may result in a loss of capital invested and reduce our anticipated profits which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Capital and credit market conditions may adversely affect our access to various sources of capital or financing or the cost of capital, which could impact our business activities, dividends, earnings and common stock price, among other things.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use external financing to fund acquisition, development and renovation activities. As of December 31, 2022, we had total indebtedness of approximately $1.3 billion, including approximately $65.5 million outstanding under our $450.0 million senior unsecured revolving credit facility, which we refer to as our revolving credit facility, $150.0 million outstanding under our $200.0 million senior unsecured term loan facility, which we refer to as our 2018 term loan facility, $100.0 million outstanding under our $100.0 million senior unsecured term loan facility, which we refer to as our 2016 term loan facility, $175.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2017 senior unsecured notes, $275.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2019 senior unsecured notes and $250.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2021 senior unsecured notes. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and renovation activities or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out a smaller percentage of our taxable income (subject to the annual distribution requirements applicable to REITs under the Internal Revenue Code of 1986, as amended (the “Code”)). To the extent that we are able or choose to access capital at a higher cost than we have experienced in recent years, as reflected in higher interest rates for debt financing or a lower stock price for equity financing, our earnings per share and cash flow could be adversely affected. In addition, the price of common stock may fluctuate significantly or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

As a lessor of properties leased to the U.S. Government, we are subject to compliance with a wide variety of complex legal requirements applicable to U.S. Government contractors. These laws regulate how we conduct business and require us to administer various compliance programs and to impose compliance responsibilities on some of our contractors. A material failure to comply with these laws could subject us to fines, penalties and damages, cause us to be in default of our leases and other contracts with the U.S. Government and bar us from entering into future leases and other contracts with the U.S. Government. The costs and loss of revenue associated with a failure to comply with U.S. Government contractor requirements could have a material adverse effect on our properties, business or financial condition.

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

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, (the “ADA”), to the extent that such properties are deemed to be “public accommodations,” as such term is defined by the ADA. Noncompliance could result in the imposition of fines or the award of damages to private litigants. Additionally, the ADA may require removal of structural barriers to improve access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe our existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, the obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Real estate investments are relatively illiquid and may limit our flexibility.

Real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. Our inability to sell our properties on favorable terms or at all could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations. In addition, real estate can at times be difficult to sell quickly at prices we find acceptable. For example, rising interest rates could decrease the amount third parties are willing to pay for our properties and periods of economic slowdown or recession, or public perception that these events may occur, may result in less demand for our properties overall. The Code also imposes restrictions on REITs, which are not applicable to other types of real estate companies, with respect to the disposition of properties. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the properties in our portfolio promptly in response to changes in economic or other conditions.

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

All of our properties (including our share of properties held through the JV) are owned, and all of our operations are conducted, by our operating partnership and our other subsidiaries. As a result, we depend on distributions and other payments from our operating partnership and our other subsidiaries in order to satisfy our financial obligations and make payments to our investors. The ability of our subsidiaries to make such distributions and other payments depends on their earnings and cash flow and may be subject to statutory or contractual limitations. As an equity investor in our subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of such subsidiaries’ debt or other obligations that are senior to our claims.

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

In addition, certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including the Maryland business combination and control share provisions.

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

Provisions in the partnership agreement of our operating partnership may delay, or make more difficult, acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an acquisition of us or change of our control, although some holders of our common stock might consider such proposals, if made, desirable. These provisions include:

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

We do not own the Easterly name, but have entered into a license agreement with Easterly Capital, LLC (“Easterly Capital”) consenting to our use of the Easterly logo and name. Use of the name by other parties or the termination of our license agreement may have a material adverse effect on our business, financial condition and results of operations.

We have entered into a license agreement with Easterly Capital, pursuant to which it granted us a perpetual, royalty-free license to use the Easterly logo and the Easterly name and variations thereof, which license is exclusive to business activities involving properties to be leased to or developed for governmental entities, including properties leased to the GSA. We have a right to use this logo and name for so long as we are not in breach of the terms of the license agreement. Easterly Capital retains the right to continue using the Easterly name. We will be unable to preclude Easterly Capital from licensing or transferring the ownership of the Easterly name to third parties, except in the limited circumstance where our license is exclusive. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Easterly Capital or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using the Easterly name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness and Financing

We have a substantial amount of indebtedness that may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2022, we had total indebtedness of approximately $1.3 billion including approximately $65.5 million outstanding under our revolving credit facility, $250.0 million outstanding in the aggregate under our 2018 term loan facility and our 2016 term loan facility and $700.0 million in the aggregate under our 2017 senior unsecured notes, 2019 senior unsecured notes and 2021 senior unsecured notes. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Code. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

We may be unable to refinance existing debt on terms as favorable as the terms of existing indebtedness, or at all, including as a result of increases in interest rates or a decline in the value of our portfolio or portions thereof. If, at the time of any refinancing of outstanding debt, prevailing interest rates or other factors result in a higher interest rate on the refinanced indebtedness compared to the existing indebtedness to be refinanced, the increase in interest expense would adversely affect our cash flows, and consequently, cash available for distribution to our stockholders. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds from other capital transactions, such as new equity capital, our operating cash flow will not be sufficient in all years to repay all maturing debt. As a result, certain of our other debt may cross-default, we may be forced to postpone capital expenditures necessary for the maintenance of our properties, we may have to dispose of one or more properties on terms that would otherwise be unacceptable to us or we may be forced to allow the mortgage holder to foreclose on a property. We also may be forced to limit distributions and may be unable to meet the REIT distribution requirements imposed by the Code. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations and could adversely affect our ability to make distributions to our stockholders.

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

Certain mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. As of December 31, 2022, we had $240.6 million of combined United States property mortgages and other secured debt. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants and our senior unsecured revolving credit facility, our senior unsecured term loan facility, our senior unsecured notes, and other future debt may, require us to maintain various financial ratios. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. Early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2022, we had $81.2 million of outstanding consolidated debt that, pursuant to the documentation governing such debt, bears interest at variable rates, and we expect that we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under the applicable governing documents, increase the cost of refinancing such debt or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

The discontinuation of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or hedging transactions, but if our contracts indexed to LIBOR, including certain contracts governing our variable rate debt and our interest rate swaps, are converted to the Secured Overnight Financing Rate (“SOFR”), the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest or hedging costs that are higher than if LIBOR remained available. Additionally, although SOFR is the recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest or hedging costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR. As of December 31, 2022, each of the agreements governing our variable rate debt, with the exception of the mortgage on DEA – Pleasanton, either have been transitioned to SOFR or provide for the replacement of LIBOR if it becomes unavailable during the term of such agreement. On January 26, 2023, we paid off the full $15.7 million outstanding balance of the mortgage on DEA – Pleasanton.

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which could adversely affect us.

As of December 31, 2022, we had six interest rate swaps in place with an aggregate notional value of $250.0 million to mitigate our exposure to fluctuations in short term interest rates and fix the interest rate on our 2016 term loan facility and 2018 term loan facility. We may continue, in a manner consistent with our qualification as a REIT, to seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. Such hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

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

The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into (i) to manage the risk of interest rate changes with respect to borrowings incurred or to be incurred to acquire or carry real estate assets, (ii) to manage the risk of currency fluctuations with respect to any item of income or gain that constitutes “qualifying income” for purposes of the 75% or 95% gross income tests applicable to REITs (or any property that generates such income or gain) or (iii) that hedges against transactions described in clauses (i) and (ii) and is entered into in connection with the extinguishment of debt or sale of property that is being hedged against by the transactions described in clauses (i) and (ii) does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided that we comply with certain identification requirements pursuant to the applicable sections of the Code and Treasury Regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a “Taxable REIT Subsidiary” (“TRS”). The use of a TRS could increase the cost of our hedging activities (because our TRS would be subject to tax on income or gain resulting from hedges entered into by it) or expose us to greater risks than we would otherwise want to bear. In addition, net losses in any of our TRSs will generally not provide any tax benefit except for being carried forward for use against future taxable income in the TRSs.

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

We believe that we have been and will continue to be owned and organized, and have operated and will operate, in a manner that allows us to qualify as a REIT commencing with our taxable year ended December 31, 2015. However, we cannot assure you that we have been and will continue to be owned and organized and have operated and will continue to operate as such. Qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. We have not requested and do not intend to request a ruling from the IRS that we qualify as a REIT. The complexity of these provisions and of the applicable Treasury Regulations is greater in the case of a REIT that, like us, holds its assets through one or more partnerships. Moreover, in order to qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding stock, the absence of inherited retained earnings from non-REIT periods and the amount of our distributions. Our ability to satisfy the asset tests imposed on REITs depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT gross income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our gross income and assets on an ongoing basis. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for U.S. federal income tax purposes or the U.S. federal income tax consequences of such qualification. Accordingly, it is possible that we may not meet the requirements for qualification as a REIT.

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

Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, on taxable income that we do not distribute to our stockholders, on net income from certain “prohibited transactions,” and on income from certain activities conducted as a result of foreclosure. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a management business) through TRSs and the income of those subsidiaries will be subject to U.S. federal and state income tax at regular corporate rates. Furthermore, to the extent that we conduct operations outside of the United States, our operations would subject us to applicable foreign taxes, regardless of our status as a REIT for U.S. tax purposes.

If our operating partnership is treated as a corporation for U.S. federal income tax purposes, we will cease to qualify as a REIT.

We believe our operating partnership qualifies and will continue to qualify as a partnership for U.S. federal income tax purposes. Assuming that it qualifies as a partnership for U.S. federal income tax purposes, our operating partnership itself will not be subject to U.S. federal income tax on its income. Instead, its partners, including us, generally are required to pay tax on their respective allocable share of our operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge our operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. For example, our operating partnership would be treated as a corporation for U.S. federal income tax purposes if it were deemed to be a “publicly traded partnership” and less than 90% of its income consisted of “qualified income” under the Code. If the IRS were successful in treating our operating partnership as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, therefore, cease to qualify as a REIT, and our operating partnership would become subject to U.S. federal, state and local income tax. The payment by our operating partnership of income tax would significantly reduce the amount of cash available to our operating partnership to satisfy obligations to make principal and interest payments on its debt and to make distribution to its partners, including us.

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

If we are found to have held, acquired or developed property primarily for sale to customers in the ordinary course of business, we may be subject to a 100% “prohibited transactions” tax under U.S. federal tax laws on the gain from disposition of the property unless the disposition qualifies for one or more safe harbor exceptions for properties that have been held by us for at least two years and satisfy certain additional requirements (or the disposition is made through a TRS and, therefore, is subject to corporate U.S. federal and state income tax). Under existing law, whether property is held primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances. We intend to hold, and, to the extent within our control, to have any joint venture to which our operating partnership is a partner hold, properties for investment with a view to long-term appreciation, to engage in the business of acquiring, owning, operating and developing the properties, and to make sales of our properties and other properties acquired subsequent to the date hereof as are consistent with our investment objectives (and to hold investments that do not meet these criteria through a TRS). Based upon our investment objectives, we believe that overall, our properties should not be considered property held primarily for sale to customers in the ordinary course of business. However, it may not always be practical for us to comply with one of the safe harbors, and, therefore, we may be subject to the 100% penalty tax on the gain from dispositions of property if we otherwise are deemed to have held the property primarily for sale to customers in the ordinary course of business. The potential application of the prohibited transactions tax could cause us to forego potential dispositions of other property or to forego other opportunities that might otherwise be attractive to us, or to hold investments or undertake such dispositions or other opportunities through a TRS, which would generally result in corporate income taxes being incurred.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. In addition, rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm’s-length basis. We have jointly elected with three subsidiaries for such subsidiaries to be treated as TRSs for U.S. federal income tax purposes. These two subsidiaries and any other TRSs that we form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

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

In the case of an audit of a partnership, the partnership itself may be liable for a hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment. Thus, for example, an audit assessment attributable to former partners of the operating partnership could be shifted to the partners in the year of the adjustment. The partnership audit rules also include, among other procedures, an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners (often referred to as a “push-out election”), subject to a higher rate of interest than otherwise would apply. The rules provide that when a push-out election causes a partner that is itself a partnership to be assessed with its share of such additional taxes from the adjustment, such partnership may cause such additional taxes to be pushed out to its own partners. In addition, applicable Treasury Regulations provide that a partnership may be able to request a modification of an adjustment that is based on deficiency dividends distributed by a partner that is a REIT. Many questions remain as to how the partnership audit rules will apply in practice, and it is not clear at this time what effect these rules will have on us. However, it is possible that a partnership in which we directly or indirectly invest may be subject to U.S. federal income tax, interest, and penalties in the event of a U.S. federal income tax audit as a result of these rules, and as a result could increase the U.S. federal income tax, interest, and/or penalties otherwise borne by us as a direct or indirect partner in any such partnership.

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

We rely on information technology (“IT”) in our operations and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on IT networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. It is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, and those of our tenants; result in our inability to properly monitor our compliance with the rules and regulations regarding our compliance as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others; result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space; require significant management attention and resources to remedy any damages that may result; damage our reputation among our tenants and investors, or subject us to liability claims or regulatory penalties. Additionally, third-party security events at our vendors or other service providers could also impact our data and operations via unauthorized access to information or disruption of services. Any or all of the above could have a material adverse effect on our business, financial condition and results of operations.

To help us better identify, manage and mitigate these risks relating to our IT networks and systems, we have made additional investments in our IT networks and enhanced our existing cybersecurity plan, which utilizes standards established by reference to the National Institute of Standards, or NIST, framework. As part of our ongoing cybersecurity plan, we conduct cybersecurity awareness training at least annually for all our employees, carry out quarterly control reviews, periodic penetration tests and annual investments in our security infrastructure, perform an assessment at least annually of our cybersecurity program against the NIST framework and conduct ongoing phishing simulations to raise awareness of critical security threats. To further address IT security, the audit committee of our board of directors oversees our risk management processes related to cyber security, including discussing no less than annually our cybersecurity plan with management and our internal auditor.

The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, which, in turn, may lead to increased costs to protect our network and systems. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases, are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we wholly owned 78 operating properties and eight operating properties through an unconsolidated joint venture in the United States encompassing approximately 8.7 million leased square feet (8.2 million pro rata) that were leased primarily to U.S. Government tenants and one operating property with approximately 0.1 million leased square feet that was entirely leased to a private tenant. In addition, we wholly owned one property under development that we expect to encompass approximately 0.2 million leased square feet upon completion. As of December 31, 2022, our operating properties were 99% leased with a weighted average annualized lease income per leased square foot of $35.28 ($34.96 pro rata) and a weighted average age of approximately 13.8 years based on the date the property was built or renovated-to-suit, where applicable. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2022, and it includes properties held by our unconsolidated joint venture:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,592,051	5.5%	$50.65
USCIS - Kansas City (3)	Lee's Summit, MO	O/W	2023 - 2042	491,226	14,334,767	4.7%	29.18
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,356,881	2.7%	20.70
Various GSA - Portland (4)	Portland, OR	O	2023 - 2039	218,798	6,975,015	2.3%	31.88
Various GSA - Chicago	Des Plaines, IL	O	2023	202,185	6,971,858	2.3%	34.48
IRS - Fresno	Fresno, CA	O	2033	180,481	6,935,960	2.3%	38.43
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,898,069	2.3%	40.69
Various GSA - Buffalo (5)	Buffalo, NY	O	2025 - 2039	273,678	6,721,099	2.2%	24.56
VA - San Jose	San Jose, CA	OC	2038	90,085	5,745,548	1.9%	63.78
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,684,120	1.9%	33.52
PTO - Arlington	Arlington, VA	O	2035	190,546	5,281,243	1.7%	27.72
FBI - San Antonio	San Antonio, TX	O	2025	148,584	5,232,467	1.7%	35.22
FBI - Tampa	Tampa, FL	O	2040	138,000	5,103,406	1.7%	36.98
FDA - Alameda	Alameda, CA	L	2039	69,624	4,840,289	1.6%	69.52
FBI / DEA - El Paso	El Paso, TX	O/W	2028	203,683	4,647,158	1.5%	22.82
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,613,469	1.5%	21.93
FBI - Omaha	Omaha, NE	O	2024	112,196	4,451,732	1.5%	39.68
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,302,091	1.4%	23.57
EPA - Kansas City	Kansas City, KS	L	2042	71,979	4,146,134	1.4%	57.60
VA - South Bend	Mishakawa, IN	OC	2032	86,363	4,110,592	1.3%	47.60
FDA - Lenexa	Lenexa, KS	L	2040	59,690	4,091,806	1.3%	68.55
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	3,981,726	1.3%	39.80
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,860,297	1.3%	28.04
VA - Mobile	Mobile, AL	OC	2033	79,212	3,835,311	1.3%	48.42
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,795,304	1.2%	27.57
DOT - Lakewood	Lakewood, CO	O	2024	122,225	3,678,038	1.2%	30.09
FBI - Knoxville	Knoxville, TN	O	2025	99,130	3,579,295	1.2%	36.11
FBI - Birmingham	Birmingham, AL	O	2042	96,278	3,433,823	1.1%	35.67
VA - Chico	Chico, CA	OC	2034	51,647	3,339,105	1.1%	64.65
ICE - Charleston	North Charleston, SC	O	2027	65,124	3,304,896	1.1%	50.75
FBI - Richmond	Richmond, VA	O	2041	96,607	3,252,340	1.1%	33.67
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,249,945	1.1%	32.92
FBI - Little Rock	Little Rock, AR	O	2041	102,377	3,189,062	1.0%	31.15
DEA - Vista	Vista, CA	L	2035	52,293	3,107,574	1.0%	59.43
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,102,375	1.0%	46.43
USFS I - Albuquerque	Albuquerque, NM	O	2026	92,455	3,100,074	1.0%	33.53
VA - Orange	Orange, CT	OC	2034	56,330	2,973,558	1.0%	52.79
VA - Indianapolis	Brownsburg, IN	OC	2041	80,000	2,958,386	1.0%	36.98

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
JUD - Del Rio	Del Rio, TX	C/O	2024	89,880	$2,827,811	0.9%	$31.46
FBI - Mobile	Mobile, AL	O	2029	76,112	2,788,528	0.9%	36.64
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,788,114	0.9%	39.21
JUD - El Centro	El Centro, CA	C/O	2034	43,345	2,765,592	0.9%	63.80
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,726,465	0.9%	64.18
DEA - Dallas Lab	Dallas, TX	L	2038	49,723	2,716,354	0.9%	54.63
FBI - Albany	Albany, NY	O	2036	69,476	2,677,246	0.9%	38.53
SSA - Charleston	Charleston, WV	O	2024	110,000	2,650,012	0.9%	24.09
DEA - Sterling	Sterling, VA	L	2037	49,692	2,613,097	0.9%	52.59
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,522,977	0.8%	49.49
USAO - Louisville	Louisville, KY	O	2031	60,000	2,501,775	0.8%	41.70
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,484,965	0.8%	29.70
NARA - Broomfield	Broomfield, CO	O/W	2032	161,730	2,359,069	0.8%	14.59
JUD - Charleston	Charleston, SC	C/O	2040	52,339	2,337,677	0.8%	44.66
Various GSA - Cleveland (6)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,256,794	0.7%	36.77
CBP - Savannah	Savannah, GA	L	2033	35,000	2,234,261	0.7%	63.84
DEA - Dallas	Dallas, TX	O	2041	71,827	2,215,883	0.7%	30.85
NWS - Kansas City	Kansas City, MO	O	2033	94,378	2,114,494	0.7%	22.40
JUD - Jackson	Jackson, TN	C/O	2023	73,397	2,065,187	0.7%	28.14
DEA - Santa Ana	Santa Ana, CA	O	2024	39,905	1,943,792	0.6%	48.71
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,896,685	0.6%	49.95
NPS - Omaha	Omaha, NE	O	2024	62,772	1,844,989	0.6%	29.39
VA - Golden	Golden, CO	O/W	2026	56,753	1,771,878	0.6%	31.22
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,595,716	0.5%	26.80
VA - Charleston	North Charleston, SC	W	2040	97,718	1,576,824	0.5%	16.14
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,559,822	0.5%	33.20
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,499,448	0.5%	23.52
DEA - Birmingham	Birmingham, AL	O	2023	35,616	1,423,869	0.5%	39.98
DEA - Albany	Albany, NY	O	2025	31,976	1,380,195	0.5%	43.16
USAO - Springfield	Springfield, IL	O	2038	43,600	1,372,733	0.4%	31.48
DEA - Riverside	Riverside, CA	O	2032	34,354	1,280,417	0.4%	37.27
JUD - Council Bluffs	Council Bluffs, IA	C/O	2041	28,900	1,272,798	0.4%	44.04
SSA - Dallas	Dallas, TX	O	2035	27,200	1,056,391	0.3%	38.84
JUD - South Bend	South Bend, IN	C/O	2027	30,119	794,157	0.3%	26.37
ICE - Louisville	Louisville, KY	O	2036	17,420	647,615	0.2%	37.18
DEA - San Diego	San Diego, CA	W	2032	16,100	552,336	0.2%	34.31
SSA - San Diego	San Diego, CA	O	2032	10,059	433,434	0.1%	43.09
DEA - Bakersfield	Bakersfield, CA	O	2038	9,800	402,401	0.1%	41.06
ICE - Otay	San Diego, CA	O	2027	7,434	256,782	0.1%	34.54
Subtotal				7,639,583	$265,985,447	87.2%	$34.82

Wholly Owned Privately Leased Property
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	401,112	0.1%	$5.72
Subtotal				70,078	$401,112	0.1%	$5.72

Wholly Owned Properties Total / Weighted Average				7,709,661	$266,386,559	87.3%	$34.55

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - Phoenix (7)	Phoenix, AZ	OC	2042	257,294	$10,537,038	3.4%	$40.95
VA - San Antonio (7)	San Antonio, TX	OC	2041	226,148	9,203,929	3.0%	40.70
VA - Chattanooga (7)	Chattanooga, TN	OC	2035	94,566	4,202,264	1.4%	44.44
VA - Lubbock (7) (8)	Lubbock, TX	OC	2040	120,916	4,008,161	1.3%	33.15
VA - Marietta (7)	Marietta, GA	OC	2041	76,882	3,913,617	1.3%	50.90
VA - Birmingham (7)	Irondale, AL	OC	2041	77,128	3,154,679	1.0%	40.90
VA - Columbus (7)	Columbus, GA	OC	2042	67,793	2,863,407	0.9%	42.24
VA - Lenexa (7)	Lenexa, KS	OC	2041	31,062	1,298,203	0.4%	41.79
Subtotal				951,789	$39,181,298	12.7%	$41.17

Total / Weighted Average				8,661,450	$305,567,857	100.0%	$35.28

Total / Weighted Average at Easterly's Share				8,214,108	$287,152,647		$34.96
(1)
OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution.
(2)
The year of lease expiration does not include renewal options.
(3)
Private tenants occupy 174,908 leased square feet.
(4)
Private tenants occupy 43,453 leased square feet.
(5)
Private tenants occupy 14,274 leased square feet.
(6)
A private tenant occupies 11,402 leased square feet.
(7)
We own 53.0% of the property through an unconsolidated joint venture.
(8)
Asset is subject to a ground lease where we are the lessee.

Our assets are located throughout the United States. The following table sets forth the geographic diversification of our operating properties, by market, based on the GSA’s definition of regions, as of December 31, 2022, and it includes properties held by our unconsolidated joint venture:

Location	Market	Number of Properties	Number of Leases	Leased Square Feet	Percentage of Total Leased Square Feet	Percent Leased	Annualized Lease Income	Percentage of Total Annualized Lease Income
State
California	Pacific Rim	17	17	1,290,387	14.8%	97%	$60,534,275	19.9%
Texas(1)	Greater Southwest	9	11	1,008,039	11.6%	100%	32,309,266	10.6%
Virginia	National Capital	4	4	740,582	8.6%	100%	19,503,561	6.4%
Alabama	Southeast Sunbelt	6	6	448,022	5.2%	100%	17,121,175	5.6%
Missouri	The Heartland	2	8	585,604	6.8%	100%	16,449,261	5.4%
Kansas	The Heartland	4	4	332,316	3.8%	100%	15,220,263	5.0%
New York	Northeast & Caribbean	3	8	375,130	4.3%	100%	10,778,540	3.5%
Arizona	Pacific Rim	1	1	257,294	3.0%	100%	10,537,038	3.4%
Nebraska	The Heartland	3	3	312,639	3.6%	100%	10,157,018	3.3%
West Virginia	Mid-Atlantic	4	4	415,797	4.8%	100%	10,047,267	3.3%
Tennessee	Southeast Sunbelt	3	3	267,093	3.1%	100%	9,846,746	3.2%
New Mexico	Greater Southwest	3	3	262,275	3.0%	100%	9,138,133	3.0%
Georgia	Southeast Sunbelt	3	3	179,675	2.1%	100%	9,011,285	2.9%
Illinois	Great Lakes	2	4	245,785	2.8%	89%	8,344,591	2.7%
Indiana	Great Lakes	3	3	196,482	2.3%	100%	7,863,135	2.6%
Colorado	Rocky Mountain	3	3	340,708	3.9%	100%	7,808,985	2.6%
South Carolina	Southeast Sunbelt	3	3	215,181	2.5%	91%	7,219,397	2.4%
Oregon	Northwest Arctic	1	17	218,798	2.5%	98%	6,975,015	2.3%
Utah	Rocky Mountain	1	1	169,542	2.0%	100%	6,898,069	2.3%
Florida	Southeast Sunbelt	1	1	138,000	1.6%	100%	5,103,406	1.7%
Pennsylvania	Mid-Atlantic	1	1	100,054	1.2%	100%	3,981,726	1.3%
Louisiana	Greater Southwest	1	1	137,679	1.6%	100%	3,795,304	1.2%
Arkansas	Greater Southwest	1	1	102,377	1.2%	100%	3,189,062	1.0%
Kentucky	Southeast Sunbelt	2	2	77,420	0.9%	100%	3,149,390	1.0%
Connecticut	New England	1	1	56,330	0.7%	100%	2,973,558	1.0%
Maryland	National Capital	1	1	50,978	0.6%	100%	2,522,977	0.8%
Ohio	Great Lakes	1	3	61,384	0.7%	100%	2,256,794	0.7%
Mississippi	Southeast Sunbelt	1	1	46,979	0.5%	100%	1,559,822	0.5%
Iowa	The Heartland	1	1	28,900	0.3%	100%	1,272,798	0.4%
Total / Weighted Average		86	119	8,661,450	100.0%	99%	$305,567,857	100.0%

Market
Pacific Rim	18	18	1,547,681	18.0%	97%	71,071,313	23.4%
Southeast Sunbelt	19	19	1,372,370	15.8%	98%	53,011,221	17.3%
Greater Southwest(1)	14	16	1,510,370	17.4%	100%	48,431,765	15.8%
The Heartland	10	16	1,259,459	14.5%	100%	43,099,340	14.1%
National Capital	5	5	791,560	9.1%	100%	22,026,538	7.2%
Great Lakes	6	10	503,651	5.8%	94%	18,464,520	6.0%
Rocky Mountain	4	4	510,250	5.9%	100%	14,707,054	4.8%
Mid-Atlantic	5	5	515,851	6.0%	100%	14,028,993	4.6%
Northeast & Caribbean	3	8	375,130	4.3%	100%	10,778,540	3.5%
Northwest Arctic	1	17	218,798	2.5%	98%	6,975,015	2.3%
New England	1	1	56,330	0.7%	100%	2,973,558	1.0%
Total / Weighted Average	86	119	8,661,450	100.0%	99%	$305,567,857	100.0%
(1)
One property entirely leased to a private tenant is located in the Greater Southwest region.

Our portfolio of operating properties has a stable tenant base that is diversified among U.S. Government agencies. Our U.S. Government tenant agencies include a number of the U.S. Government’s largest and most essential agencies. As of December 31,

2022 our operating properties were 99% leased by 53 tenants. The following table provides information about the tenants that leased our properties as of December 31, 2022, and includes tenants of properties held by our unconsolidated joint venture:

Tenant(1)	Weighted Average Remaining Lease Term(2)	Leased Square Feet	Percentage of Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income
U.S. Government
Department of Veteran Affairs ("VA")	15.6	1,988,755	23.0%	$84,704,970	27.8%
Federal Bureau of Investigation ("FBI")	9.4	1,501,720	17.3%	52,066,475	17.1%
Drug Enforcement Administration ("DEA")	10.6	601,497	6.9%	26,689,390	8.7%
U.S. Citizenship and Immigration Services ("USCIS")	13.8	520,807	6.0%	14,682,944	4.8%
Judiciary of the U.S. ("JUD")	6.5	364,959	4.2%	13,623,044	4.5%
Environmental Protection Agency ("EPA")	9.4	241,564	2.8%	9,830,254	3.2%
Food and Drug Administration ("FDA")	17.2	129,314	1.5%	8,932,095	2.9%
U.S. Joint Staff Command ("JSC")	5.4	403,737	4.7%	8,356,881	2.7%
Internal Revenue Service ("IRS")	10.6	233,334	2.7%	8,016,379	2.6%
Immigration and Customs Enforcement ("ICE")	6.0	183,894	2.1%	7,797,270	2.6%
Bureau of the Fiscal Service ("BFS")	14.7	266,176	3.1%	6,787,056	2.2%
Federal Aviation Administration ("FAA")	0.8	194,540	2.2%	6,701,596	2.2%
U.S. Forest Service ("USFS")	3.4	191,175	2.2%	6,350,019	2.1%
Patent and Trademark Office ("PTO")	12.0	190,546	2.2%	5,281,243	1.7%
Social Security Administration ("SSA")	3.7	189,276	2.2%	5,128,113	1.7%
Federal Emergency Management Agency ("FEMA")	15.8	210,373	2.4%	4,613,469	1.5%
U.S. Attorney Office ("USAO")	11.0	110,008	1.3%	4,025,218	1.3%
Department of Transportation ("DOT")	1.6	129,659	1.5%	3,934,820	1.3%
National Archives and Records Administration ("NARA")	9.4	161,730	1.9%	2,359,069	0.8%
Customs and Border Protection ("CBP")	10.5	35,000	0.4%	2,234,261	0.7%
U.S. Department of Agriculture ("USDA")	4.6	67,902	0.8%	2,142,687	0.7%
National Weather Service ("NWS")	11.0	94,378	1.1%	2,114,494	0.7%
National Park Service ("NPS")	1.5	62,772	0.7%	1,844,989	0.6%
General Services Administration - Other	2.7	55,807	0.6%	1,771,041	0.6%
U.S. Coast Guard ("USCG")	5.0	59,547	0.7%	1,595,716	0.5%
National Oceanic and Atmospheric Administration ("NOAA")	5.1	33,403	0.4%	1,252,916	0.4%
U.S. Army Corps of Engineers ("ACOE")	2.1	39,320	0.5%	1,124,336	0.4%
Small Business Administration ("SBA")	14.8	44,753	0.5%	983,872	0.3%
Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF")	3.4	21,342	0.2%	767,026	0.3%
Federal Energy Regulatory Commission ("FERC")	16.6	6,214	0.1%	245,540	0.1%
Bureau of Indian Affairs ("BIA")	0.6	6,477	0.1%	228,756	0.1%
Department of Energy ("DOE")	0.3	4,846	0.1%	119,820	0.0%
U.S. Marshals Service ("USMS")	4.1	1,054	0.0%	49,346	0.0%
Department of Labor ("DOL")	1.1	1,004	0.0%	23,611	0.0%
U.S. Probation Office ("USPO")	1.1	452	0.0%	10,638	0.0%
Subtotal	10.6	8,347,335	96.4%	$296,389,354	97.1%

Private Tenants
ExamOne	0.7	52,015	0.6%	3,757,924	1.2%
Other Private Tenants	2.4	78,012	0.9%	2,019,858	0.7%
CVS Health	1.8	60,324	0.7%	1,372,016	0.4%
St. Luke's Health System	4.0	32,043	0.4%	902,083	0.3%
Providence Health & Services	2.7	21,643	0.2%	725,510	0.2%
Lummus Corporation	5.6	70,078	0.8%	401,112	0.1%
Subtotal	2.9	314,115	3.6%	$9,178,503	2.9%
Total / Weighted Average	10.3	8,661,450	100.0%	$305,567,857	100.0%

(1)
If a property is leased to multiple tenants the weighted average remaining lease term, leased square feet, annualized lease income and percentage of total annualized lease income have been allocated to the respective tenant agency.
(2)
Weighted based on leased square feet.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties based on the date the property was built or renovated-to-suit where applicable (approximately 18.7 years), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of December 31, 2022, and includes leases in place for properties held by our unconsolidated joint venture:

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2023	11	437,753	5.1%	$16,001,505	5.2%	$36.55
2024	9	635,595	7.3%	19,783,120	6.5%	31.13
2025	15	631,326	7.3%	20,516,084	6.7%	32.50
2026	5	294,245	3.4%	9,412,881	3.1%	31.99
2027	9	506,510	5.8%	18,533,023	6.1%	36.59
2028	9	768,201	8.9%	16,449,742	5.4%	21.41
2029	3	297,467	3.4%	9,068,797	3.0%	30.49
2030	0	—	0.0%	—	0.0%	—
2031	2	100,502	1.2%	4,038,397	1.3%	40.18
2032	7	531,001	6.1%	16,714,336	5.5%	31.48
Thereafter	49	4,458,850	51.5%	175,049,972	57.2%	39.26
Total / Weighted Average	119	8,661,450	100.0%	$305,567,857.00	100.0%	$35.28
(1)
The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of December 31, 2022, 21 leases occupying approximately 7.8% of our leased square feet and contributing approximately 7.8% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Information about our development property as of December 31, 2022 is set forth in the table below:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange under the symbol “DEA”. We had 25 stockholders of record of our common stock as of February 21, 2023. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Performance Graph

The following performance graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the Russell 2000 Index and the cumulative total return of the FTSE Nareit Equity REITs Index. The FTSE Nareit Equity REITs Index represents performance of all publicly-traded US Equity REITs not designated as Timber REITs or Infrastructure REITs. The graph covers the period from December 31, 2017 through December 31, 2022 and assumes that $100 was invested in our common stock and in each index on December 31, 2017 and that all dividends were reinvested. The information in this paragraph and the following performance graph are deemed to be furnished, not filed.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

None.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the audited consolidated financial statements and related notes thereto as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 and the sections entitled “Risk Factors,” “Forward Looking Statements,” “Business,” and “Properties” contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Forward Looking Statements.”

Overview

References to “Easterly,” “we,” “our,” “us” and “our company” refer to Easterly Government Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries including Easterly Government Properties LP, a Delaware limited partnership, which we refer to herein as our operating partnership. We present certain financial information and metrics “at Easterly Share,” which is calculated on an entity-by-entity basis. “At Easterly Share” information, which we also refer to as being “at share,” “pro rata,” “our pro rata share” or “our share” is not, and is not intended to be, a presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of December 31, 2022, we wholly owned 78 operating properties and eight operating properties through an unconsolidated joint venture (the “JV”) in the United States encompassing approximately 8.7 million leased square feet (8.2 million pro rata), including 85 operating properties that were leased primarily to U.S. Government tenant agencies and one operating property that was entirely leased to a private tenant. As of December 31, 2022, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of our operating partnership and owned approximately 88.3% of the aggregate limited partnership interests in our operating partnership, which we refer to herein as common units, as of December 31, 2022. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

On August 23, 2022, we acquired a 28,900 leased square foot Judiciary of the U.S. District ("JUD") courthouse in Council Bluffs, Iowa. The building is a build-to-suit facility completed in 2021. The facility is leased to the GSA for beneficial use of the JUD with a lease expiration of December 2041.

Dispositions

On October 12, 2022, we entered into a second amended purchase and sale agreement with a third party to dispose of a portfolio of ten properties totaling approximately 668,000 leased square feet (the “Disposition Portfolio Properties”). We completed the sale of nine of the Disposition Portfolio Properties on October 27, 2022, including: DHA – Aurora, HRSA – Baton Rouge, VA – Baton Rouge, FDA – College Park, MEPCOM – Jacksonville, DOE – Lakewood, ICE – Pittsburgh, OSHA – Sandy, and CBP – Sunburst. On December 28, 2022, we closed on DOI – Billings, the last of the Disposition Portfolio Properties. Net proceeds from the sale of the Disposition Portfolio Properties were approximately $202.4 million and we recognized a gain on the sale of the Disposition Portfolio Properties of approximately $13.6 million for the year ended December 31, 2022.

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

On July 14, 2022, the JV acquired a 67,793 square foot VA outpatient facility located in Columbus, Georgia. The building is a build-to-suit property that was completed during 2022. The outpatient facility is leased to the VA and has a lease expiration of January 2042.

On November 22, 2022, the JV acquired a 257,294 square foot VA outpatient facility located in Phoenix, Arizona. The building is a build-to-suit property that was completed during 2022. The outpatient facility is leased to the VA and has a lease expiration of February 2042.

We expect the JV to close on the two remaining properties in the Portfolio Acquisition during 2023.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2022 and December 31, 2021

The financial information presented below summarizes the results of operations of our company for the years ended December 31, 2022 and 2021.

	For the years ended December 31,
(Amounts in thousands)	2022	2021	Change
Revenues
Rental income	$284,488	$267,389	$17,099
Tenant reimbursements	5,920	5,187	733
Asset management income	1,409	136	1,273
Other income	1,789	2,148	(359)
Total revenues	293,606	274,860	18,746
Expenses
Property operating	66,781	56,693	10,088
Real estate taxes	30,900	30,429	471
Depreciation and amortization	98,254	91,266	6,988
Acquisition costs	1,370	1,939	(569)
Corporate general and administrative	24,785	23,522	1,263
Total expenses	222,090	203,849	18,241
Other income (expense)
Income from unconsolidated real estate venture	3,374	271	3,103
Interest expense, net	(47,378)	(38,632)	(8,746)
Gain on the sale of operating properties	13,590	1,307	12,283
Impairment loss	(5,540)	—	(5,540)
Net income	$35,562	$33,957	$1,605
Revenues

Total revenues increased $18.7 million to $293.6 million for the year ended December 31, 2022 compared to $274.9 million for the year ended December 31, 2021.

The $17.1 million increase in Rental income is primarily attributable to an increase in revenues from the three operating properties acquired since December 31, 2021, favorable lease renewals and a full period of operations from the eight operating properties acquired during the year ended December 31, 2021, offset by a decrease in revenues attributable to the disposal of ten operating properties since December 31, 2021 and the disposal of two operating properties during the year ended December 31, 2021.

The $0.7 million increase in Tenant reimbursements is primarily attributable to an increase in tenant project reimbursements.

The $1.3 million increase in Asset management income is attributable to the fee earned by us for asset management of the JV from the four properties acquired since December 31, 2021 and a full period of operations from the four properties acquired during the year ended December 31, 2021.

The $0.4 million decrease in Other income is primarily attributable to a decrease in parking and interest income.

Expenses

Total expenses increased by $18.2 million to $222.1 million for the year ended December 31, 2022 compared to $203.8 million for the year ended December 31, 2021.

The $10.1 million increase in Property operating expenses is primarily attributable to an increase in property operating expenses associated with the three operating properties acquired since December 31, 2021 and a full period of operations from the eight operating properties acquired during the year ended December 31, 2021, offset by a decrease in expense attributable to the disposal of ten operating properties since December 31, 2021 and the disposal of two operating properties during the year ended December 31, 2021.

The $0.5 million increase in Real estate taxes is also primarily attributable to the three operating properties acquired since December 31, 2021 as well as a full period of operations from the eight operating properties acquired during the year ended December 31, 2021.

Additionally, the $7.0 million increase in Depreciation and amortization is primarily attributable to the three operating properties acquired since December 31, 2021, as well as a full period of operations from the eight operating properties acquired during the year ended December 31, 2021, offset by a decrease in amortization related to fully amortized lease intangibles.

The $1.3 million increase in Corporate and general administrative costs was primarily due to an increase in employee costs.

Income from unconsolidated real estate venture

On October 13, 2021, we formed the JV to fund the acquisition of a portfolio of ten properties in which we own a 53.0% interest. The $3.1 million increase in Income from unconsolidated real estate venture is attributable to our pro rata share of operations from the four operating properties acquired by the JV since December 31, 2021 and a full period of operations from the four operating properties acquired by the JV during the year ended December 31, 2021.

Interest expense, net

Interest expense, net increased by $8.7 million to $47.4 million for the year ended December 31, 2022 compared to $38.6 million for the year ended December 31, 2021. The increase is primarily related to issuances of $250.0 million of outstanding fixed rate, senior unsecured notes in 2021.

Gain on the sale of operating properties

Gain on the sale of operating properties increased by $12.3 million to a $13.6 million gain for the year ended December 31, 2022 compared to a $1.3 million gain for the year ended December 31, 2021. The gain on the sale of operating properties in 2021 of $1.3 million was due to the sale of SSA – Mission Viejo in the second quarter of 2021 and United Technologies – Midland in the third quarter of 2021. Gain on the sale of operating properties in 2022 of $13.6 million was due to the sale of the Portfolio Disposition Properties in the fourth quarter of 2022.

Impairment loss

In the third quarter of 2022, we recognized an impairment loss totaling approximately $5.5 million for our ICE – Otay property and reduced its carrying value to its estimated fair value, which declined due to the changes in expected cash flows related to the existing tenant's lease expiration in 2022. ICE – Otay is a 47,919 rentable square foot office building located in San Diego, California.

Comparison of Results of Operations for the Years Ended December 31, 2021 and December 31, 2020

Information pertaining to fiscal year 2020 was included in our Annual Report on Form 10-K for the year ended December 31, 2021 on page 37 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations”, which was filed with the Securities and Exchange Commission, or SEC, on February 28, 2022.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, planned and possible acquisitions of properties, including the remaining Portfolio Acquisition properties through the JV, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At December 31, 2022, we had approximately $17.3 million available in cash and cash equivalents and there was approximately $384.4 million available under our revolving credit facility.

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

Offering of Common Stock on a Forward Basis

On August 11, 2021, we and the operating partnership completed an underwritten public offering of 6,300,000 shares of common stock offered on a forward basis. In connection with the offering, we also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of our common stock. On December 28, 2021, we issued 3,991,000 shares of our common stock for net proceeds of $85.0 million, which shares were issued in partial settlement of the Forward Sales Agreements entered into in connection with the underwritten public offering. No shares were issued during the year ended December 31, 2022. We expect to physically settle the remaining Forward Sales Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock upon one or more such physical settlements. During the year ended December 31, 2022, we extended the date by which settlement of the Forward Sales Agreements will occur to August 14, 2023. Although we expect to settle the Forward Sales Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net-share settle all or a portion of our obligations under the Forward Sales Agreements, in which case, we may receive, or may owe, cash or shares of our common stock from or to the forward purchasers. The Forward Sales Agreements provide for an initial forward price of $21.64 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sales Agreements. The Forward Sales Agreements are subject to early termination or settlement under certain circumstances.

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

The following table sets forth certain information with respect to issuances under the 2019 ATM Program in each fiscal quarter for the year ended December 31, 2022 (amounts in thousands except share amounts):

	ATM Program
For the Three Months Ended:	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2022	434,925	$9,409
June 30, 2022	—	—
September 30, 2022	—	—
December 31, 2022	—	—
Total	434,925	$9,409
(1)
Shares issued by us, which were all issued in settlement of forward sales transactions. Additionally, as of December 31, 2022 we had entered into forward sales transactions under the 2019 ATM Program for the sale of an additional 1,950,000 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from June 2023 to January 2024. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $21.82 per share, we expect to receive net proceeds of approximately $42.6 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the year ended December 31, 2022.

We used the net proceeds received from such sales for general corporate purposes. As of December 31, 2022, we had approximately $300.0 million of gross sales of our common stock available under the 2021 ATM Program and $87.4 million of gross sales of our common stock available under the 2019 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the year ended December 31, 2022.

Contribution of Property for Common Units

On May 10, 2022, we acquired NARA – Broomfield for which we issued, as partial consideration, 827,791 common units. The issuance of common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.

Debt

Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of December 31, 2022 (dollars in thousands):

	Principal Outstanding	Interest	Current
Loan	December 31, 2022	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$65,500	S + 145bps	July 2025 (3)
Total revolving credit facility	65,500

Term loan facilities:
2016 term loan facility	100,000	2.82% (5)	March 2024
2018 term loan facility (4)	150,000	3.98% (6)	July 2026
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(1,028)
Total term loan facilities, net	248,972

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
Total notes payable	700,000
Less: Total unamortized deferred financing fees	(3,948)
Total notes payable, net	696,052

Mortgage notes payable:
DEA - Pleasanton	15,700	L + 150bps (7)(8)	October 2023
VA - Golden	8,644	5.00% (7)	April 2024
USFS II - Albuquerque	13,438	4.46% (7)	July 2026
ICE - Charleston	13,441	4.21% (7)	January 2027
VA - Loma Linda	127,500	3.59% (7)	July 2027
CBP - Savannah	10,389	3.40% (7)	July 2033
USCIS - Kansas City	51,500	3.68% (7)	August 2024
Total mortgage notes payable	240,612
Less: Total unamortized deferred financing fees	(1,405)
Less: Total unamortized premium/discount	1,640
Total mortgage notes payable, net	240,847

Total debt	$1,251,371
(1)
At December 31, 2022 the one-month SOFR (“S”) was 4.36% and the one-month LIBOR ("L") was 4.39%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our revolving credit facility, our 2018 term loan facility and our 2016 term loan facility (each as defined below) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.
(2)
Our revolving credit facility had available capacity of $384.4 million at December 31, 2022, with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.
(3)
Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)
Our 2018 term loan facility has undrawn capacity up to $50.0 million of which is available during a delayed draw period.

(5)
Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.82% annually, based on our consolidated leverage ratio, as defined in our 2016 term loan facility agreement. We transitioned the two interest rate swaps from LIBOR to SOFR effective November 29, 2022.
(6)
Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 3.98% annually, based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement. We transitioned the four interest rate swaps from LIBOR to SOFR effective December 23, 2022.
(7)
Effective interest rates are as follows: DEA – Pleasanton 1.80%, VA – Golden 5.03%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%, USCIS – Kansas City 2.05%.
(8)
On January 26, 2023, we used $15.7 million of available cash to extinguish the $15.7 million mortgage note obligation on DEA – Pleasanton.

On February 3, 2023, we entered three SOFR-based interest rate swaps each with a notional value of $100.0 million that were designated as cash flow hedges of interest rate risk. These interest rate swaps will become effective as our existing swaps mature in June and September 2023 and will mature in 2024 and 2025.

Our revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2022, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of December 31, 2022 (dollars in thousands):

Debt Capital Structure	December 31, 2022
Total principal outstanding	$1,256,112
Weighted average maturity	5.6 years
Weighted average interest rate	3.7%
% Variable debt	6.5%
% Fixed debt (1)	93.5%
% Secured debt	19.0%
(1)
Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above

Senior Unsecured Credit Facility and 2016 Term Loan Facility

We are parties to a second amended and restated senior credit agreement, which provides for a senior unsecured credit facility with a total borrowing capacity of $650.0 million, consisting of two components: (i) a $450.0 million revolving credit facility, which we refer to as the revolving credit facility, and (ii) a $200.0 million term loan facility, which we refer to as the 2018 term loan facility, up to $50.0 million of which will be available for a delayed draw period. The revolving credit facility also includes an accordion feature that will provide us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million. We also have a $100.0 million senior unsecured term loan facility, which we refer to as the 2016 term loan facility.

On July 22, 2022, we entered into the first amendment to our second amended and restated senior credit agreement, pursuant to which we extended the deadline for the $50.0 million delayed draw portion of the 2018 term loan facility to July 24, 2023 (from July 22, 2022).

On November 23, 2022, we entered into a second amendment to our second amended and restated senior credit agreement and on November 29, 2022, we entered into a fifth amendment to our senior unsecured term loan agreement (together, the “LIBOR-transition amendments”).

The LIBOR-transition amendments replaced the LIBOR-based floating interest rate option with a term SOFR-based floating interest rate option as a benchmark rate for borrowings denominated in U.S. dollars for all purposes under our revolving credit facility, our 2018 term loan facility and our 2016 term loan facility, including a credit spread adjustment of 0.10%. Other than the foregoing, the material terms of our revolving credit facility, our 2018 term loan facility and our 2016 term loan facility remain unchanged.

The LIBOR transition amendments relate to the replacement of the reference rate only in accordance with Accounting Standards Codification 848 - Reference Rate Reform. There were no other changes to the swaps or hedged interest payments including no change to principal/notional, maturity date, floor, prepayment feature, or any other change that impacts the timing or amount of cash flows.

See Note 5 to the Consolidated Financial Statements for additional information on our revolving credit facility, our 2018 term loan facility and our 2016 term loan facility.

Mortgage Note Payoffs

On October 27, 2022, we used $5.8 million of proceeds from the sale of the Disposition Portfolio Properties to extinguish the $5.8 million mortgage note obligation on MEPCOM – Jacksonville.

On January 26, 2023, we used $15.7 million of available cash to extinguish the $15.7 million mortgage note obligation on DEA – Pleasanton.

Material Cash Commitments

The following table shows our material cash commitments as of December 31, 2022:

	Payments due by period
	Total	2023	2024	2025	2026	2027	Thereafter
Mortgage principal and interest	$271,310	$29,144	$71,511	$10,319	$15,470	$138,367	$6,499
Revolving credit facility principal and interest	77,312	4,611	4,611	68,090	—	—	—
Term loan facilities principal and interest	275,087	8,889	106,746	6,052	153,400	—	—
Senior unsecured notes payable principal and interest	891,406	24,885	24,885	24,885	24,885	117,579	674,287
Development property obligations (1)	3,978	2,541	1,437	—	—	—	—
Total	$1,519,093	$70,070	$209,190	$109,346	$193,755	$255,946	$680,786
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

As of December 31, 2022, our investment in the JV was $271.6 million. As of December 31, 2022, we committed capital, net of return of over committed capital, to the JV totaling $274.1 million and have a remaining capital commitment of $64.2 million. None of the properties owned by the JV are encumbered by mortgage indebtedness.

Portfolio Disposition

On October 27, 2022, we completed the sale of nine of the ten Disposition Portfolio Properties. Concurrent with closing, proceeds from the sale were used to extinguish the mortgage debt at MEPCOM – Jacksonville. On December 28, 2022, we closed on the final Disposition Portfolio Property, DOI – Billings. During the three months ended December 31, 2022, we used proceeds to pay down amounts outstanding under our revolving credit facility.

For a more complete description of the Disposition Portfolio Properties, see “Overview – Dispositions” above.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2022	April 27, 2022	May 13, 2022	May 25, 2022	0.265
Q2 2022	July 27, 2022	August 11, 2022	August 23, 2022	0.265
Q3 2022	October 26, 2022	November 11, 2022	November 23, 2022	0.265
Q4 2022	February 22, 2023	March 9, 2023	March 21, 2023	0.265

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

Cash Flow

Comparison of Cash Flow for the Years Ended December 31, 2022 and December 31, 2021

The following table sets forth a summary of cash flows for our company for the years ended December 31, 2022 and 2021:

	For the years ended December 31,
	2022	2021	Change
(Amounts in thousands)
Net cash provided by (used in):
Operating activities	$125,941	$118,344	$7,597
Investing activities	(69,103)	(363,042)	293,939
Financing activities	(59,707)	250,172	(309,879)

Operating Activities

We generated $125.9 million and $118.3 million of cash from operating activities during the years ended December 31, 2022 and 2021, respectively. Net cash provided by operating activities for the year ended December 31, 2022 included $121.4 million in net cash from rental activities net of expenses and distributions from investment in unconsolidated real estate venture of $6.4 million offset by $1.9 million related to the changes in tenant accounts receivables, prepaid expense and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the year ended December 31, 2021 included $116.4 million in net cash from rental activities net of expenses and $2.0 million related to the changes in tenant accounts receivables, prepaid expense and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations and accounts payable, accrued expenses and other liabilities.

Investing Activities

We used $69.1 million and $363.0 million in cash for investing activities during the years ended December 31, 2022 and 2021, respectively. Net cash used in investing activities for the year ended December 31, 2022 primarily included $143.8 million in investment in unconsolidated real estate venture, $93.7 million in real estate acquisitions and deposits, $22.6 million in additions to operating properties and $12.4 million in additions to development properties, offset by $202.4 million in proceeds from sale of operating properties, net and $1.0 million in distributions from investment in unconsolidated real estate venture. Net cash used in investing activities for the year ended December 31, 2021 primarily included $214.7 million in real estate acquisitions, $131.6 million in investment in unconsolidated real estate venture, $17.9 million in additions to operating properties and $6.2 million in additions to development properties, offset by $7.3 million in proceeds from sale of operating properties, net.

Financing Activities

We used $59.7 million and generated $250.2 million in cash from financing activities during the years ended December 31, 2022 and 2021, respectively. Net cash used in financing activities for the year ended December 31, 2022 included $109.2 million in dividends, $10.9 million in mortgage debt repayment, and $0.1 million in payment of deferred offering costs offset by $51.0 million in net draws under the revolving credit facility and $9.5 million in gross proceeds from issuance of shares of our common stock. Net cash provided by financing activities for the year ended December 31, 2021 included $250.0 million in gross proceeds from the issuance of our senior unsecured notes and $175.9 million in gross proceeds from issuance of shares of our common stock, offset by $100.0 million in dividends, $64.8 million in net paydowns under the revolving credit facility, $5.3 million in deferred financing costs, $4.2 million in mortgage debt repayment, and $1.5 million in payment of deferred offering costs.

Comparison of Cash Flow for the Years Ended December 31, 2021 and December 31, 2020

Information pertaining to fiscal year 2020 was included in our Annual Report on Form 10-K for the year ended December 31, 2021 on page 46 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which was filed with SEC on February 28, 2022.

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

We adjust FFO to present FFO, as Adjusted as an alternative measure of our operating performance, which, when applicable, excludes the impact of losses on extinguishment of debt, depreciation of non-real estate assets, acquisition costs, straight-line rent and other non-cash adjustments, amortization of deferred revenue (which results from landlord assets funded by tenants), non-cash interest expense, non-cash compensation, amortization of above-/below-market leases, and the unconsolidated real estate venture’s allocated share of these adjustments. By excluding these income and expense items from FFO, as Adjusted, we believe we provide useful information as these items have no cash impact. In addition, by excluding acquisition related costs we believe FFO, as Adjusted provides useful information that is comparable across periods and more accurately reflects the operating performance of our properties.

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

The following table sets forth a reconciliation of our net income to FFO and FFO, as Adjusted for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands):

	For the years ended December 31,
	2022	2021	2020
Net income	$35,562	$33,957	$13,528
Depreciation of real estate assets	97,262	91,189	93,803
(Gain) loss on the sale of operating properties	(13,590)	(1,307)	3,995
Impairment loss	5,540	—	—
Unconsolidated real estate venture allocated share of above adjustments	4,937	362	—
FFO	129,711	124,201	111,326
Adjustments to FFO:
Loss on extinguishment of debt	20	—	—
Depreciation of non-real estate assets	992	77	—
Acquisition costs	1,370	1,939	2,087
Straight-line rent and other non-cash adjustments	(410)	(4,417)	(3,432)
Amortization of deferred revenue	(5,797)	(5,616)	(3,528)
Non-cash interest expense	934	1,369	1,441
Non-cash compensation	6,536	5,050	4,093
Amortization of above-/below-market leases	(3,105)	(4,589)	(5,894)
Unconsolidated real estate venture allocated share of above adjustments	(1,323)	(54)	—
FFO, as Adjusted	$128,928	$117,960	$106,093

Factors That May Influence Future Results of Operations

Revenue

Our revenues primarily arise from the rental of space to tenants in our properties and tenant reimbursements, which include reimbursement for operating expenses, which are determined by the base year operating expenses and are subject to reimbursement in subsequent years based on changes in the Consumer Price Index for Urban Wage Earners and Clerical Workers. Our revenue also includes amounts due from tenants for real estate taxes, projects and other reimbursements. Real estate taxes over the base year are reimbursed by the tenant.

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

Development Activities

As of December 31, 2022, we had one property under development. We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit new developments and redevelopments for existing U.S. Government tenant agencies. These development activities may include some risks such as:

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

We completed acquisitions of three wholly owned properties for an aggregate purchase price of $108.1 million during the year ended December 31, 2022. We completed acquisitions of eight wholly owned properties for an aggregate purchase price of $287.6 million during the year ended December 31, 2021. These transactions were accounted for as asset acquisitions, and the purchase price of each was allocated based on the relative fair value of the asset acquired and liabilities assumed.

Impairment of Long-Lived Assets

We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine whether an asset may be impaired. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgement. We determine the amount of any impairment loss by comparing the historical carrying value to estimated fair value. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value.

In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our long-lived assets. If we change our estimate of the remaining lives, we allocate the carrying value of the affected assets over their revised remaining lives.

On a quarterly basis, we assess the recoverability of the carrying amount of our real estate and related intangibles. Our assessment resulted in the remeasurement of ICE – Otay in the third quarter of 2022, which was written down to its estimated fair value and was classified as Level 3 in the fair value hierarchy. Our estimate of the fair value was based on a combination of a pending offer from a third party to acquire the property and a discounted cash flow analysis. We used two significant unobservable inputs in the various scenarios, which were the cash flow discount rate (ranging from 6.25%-9.00%) and average price per square foot of comparable sales in the market ($109.08-$185.90). There is no assurance that we will sell ICE – Otay on the terms proposed or at all. The remeasurement resulted in an impairment loss of $5.5 million, which is included in "Impairment loss" in our Consolidated Statements of Operations.

As of December 31, 2021, no impairment related to our long-lived assets was identified.

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

As of December 31, 2022, the carrying amount of our investment in our unconsolidated real estate venture was $271.6 million, or approximately 9.6% of our total assets. As of December 31, 2021, the carrying amount of our investment in our unconsolidated real estate venture was $131.8 million, or approximately 4.7% of our total assets. During the year ended December 31, 2022 and 2021, no other-than-temporary impairment related to our unconsolidated real estate venture was identified.

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

As of December 31, 2022, $1.2 billion, or 93.5% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $81.2 million, or 6.5%, had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.2 million annually.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As of December 31, 2022, each of the agreements governing our variable rate debt, with the exception of the mortgage loan on DEA – Pleasanton have been transitioned to SOFR. The loan on DEA – Pleasanton provides for the replacement of LIBOR if it becomes unavailable during the term of its agreement. On January 26, 2023, we paid off the full $15.7 million outstanding balance of the mortgage loan on DEA – Pleasanton.

Item 8. Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a -15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2022. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment management concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2022, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes certain information about our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)(2)	$3,788,322	$—	$1,229,369
Equity compensation plans not approved by stockholders	—	—	—
Total	$3,788,322	$—	$1,229,369
(1)
The amount in column (a) includes 3,788,322 LTIP units issued under our 2015 Equity Incentive Plan that, upon the satisfaction of certain conditions, are convertible into common units, which may then be redeemed for cash, or, at our option, an equal number of shares of common stock, subject to certain restrictions. There is no exercise price associated with LTIP units.
(2)
The amount in column (c) excludes the number of LTIP units referenced in column (a) and 256,268 shares of restricted common stock issued under our 2015 Equity Incentive Plan.

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

Item 14. Principal Accountant Fees and Services

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

3.1

Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2

Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.3

First Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 27, 2019 and incorporated herein by reference)

3.4

Second Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 20, 2021 and incorporated herein by reference)

4.1

Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

4.2

Description of Securities of Easterly Government Properties, Inc. (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K on February 28, 2022 and incorporated herein by reference)

10.1

Amended and Restated Limited Partnership Agreement of Easterly Government Properties LP (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 11, 2015 and incorporated herein by reference)

10.2

First Amendment to the Amended and Restated Agreement of Limited Partnership of Easterly Government Properties LP, dated May 6, 2015 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 6, 2015 and incorporated herein by reference)

10.3

Second Amendment to the Amended and Restated Agreement of Limited Partnership of Easterly Government Properties LP, dated February 26, 2016 (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on March 2, 2016 and incorporated herein by reference)

10.4†	2015 Equity Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on March 30, 2015 and incorporated herein by reference)

Exhibit	Exhibit Description
10.5†

Employment Agreement by and among Easterly Government Properties Services LLC, Easterly Government Properties, Inc., Easterly Government Properties LP and William C. Trimble, III, dated January 30, 2015 (previously filed as Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.6†

Employment Agreement, by and among Easterly Government Properties Services LLC, Easterly Government Properties LP, Easterly Government Properties, Inc., and Meghan G. Baivier, dated May 12, 2015 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 13, 2015 and incorporated herein by reference)

10.7†

Form of Indemnification Agreement between Easterly Government Properties, Inc. and each of its Directors and Executive Officers (previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.8

Form of Tax Protection Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP and Michael P. Ibe (previously filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.9

Tax Protection Agreement among Easterly Government Properties LP, West Pleasanton Lab, LLC and Michael P. Ibe, dated October 21, 2015 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 5, 2015 and incorporated herein by reference)

10.10

License Agreement between Easterly Government Properties, Inc. and Easterly Capital, LLC, dated January 26, 2015 (previously filed as Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 on February 4, 2015 and incorporated herein by reference)

10.11

Second Amended and Restated Credit Agreement dated as of July 23, 2021, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors, name therein, with Citibank, N.A., as administrative agent, PNC Bank, National Association and Wells Fargo Bank, N.A., as Co-Syndication agents, BMO Harris Bank, N.A., Raymond James Bank, N.A., Royal Bank of Canada and Truist Bank as Co-Documentation agents, and Citibank, N.A., PNC Capital Markets LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Running Managers and the other financial institutions party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 29, 2021 and incorporated herein by reference)

10.12

First Amendment to Second Amended and Restated Credit Agreement, dated as of July 22, 2022, by and among the Company, the Operating Partnership, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and PNC Bank, National, as Co-Syndication Agents, BMO Harris Bank, N.A., Raymond James Bank, Royal Bank of Canada and Truist Bank, as Co-Documentation Agents, and Citibank, N.A., Wells Fargo Securities, LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Running Managers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 26, 2022 and incorporated herein by reference)

10.13

Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 23, 2022, by and among the Company, the Operating Partnership, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and PNC Bank, National Association, as Co-Syndication Agents, BMO Harris Bank, N.A., Raymond James Bank, Royal Bank of Canada and Truist Bank, as Co-Documentation Agents, and Citibank, N.A., Wells Fargo Securities, LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Running Managers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 30, 2022 and incorporated herein by reference)

Exhibit	Exhibit Description
10.14

Term Loan Agreement, among Easterly Government Properties LP, as Borrower, Easterly Government Properties, Inc., as Parent Guarantor, and certain subsidiaries of Easterly Government Properties, Inc. from time to time party thereto, as Guarantors, PNC Bank, National Association, as Administrative Agent, U.S. Bank National Association and SunTrust Bank, as Syndication Agents, and PNC Capital Markets LLC, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners and the Initial Lenders named therein, dated September 29, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 5, 2016 and incorporated herein by reference)

10.15

Second Amendment to Term Loan Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and SunTrust Bank, as Lenders, dated as of June 18, 2018 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 21, 2018 and incorporated herein by reference)

10.16

Third Letter Amendment to Term Loan Agreement, dated as of October 3, 2018, by and among Easterly Government Properties, Inc., as Parent Guarantor, Easterly Government Properties LP, as Borrower, the Subsidiary Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and SunTrust Bank, as Lenders (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 5, 2018 and incorporated herein by reference)

10.17

Fourth Amendment to Term Loan Agreement, dated as of July 23, 2021, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 29, 2021 and incorporated herein by reference)

10.18

Fifth Amendment to Term Loan Agreement, dated as of November 29, 2022, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on November 30, 2022 and incorporated herein by reference)

10.19

Purchase and Sale Agreement, dated as of September 30, 2021, between the sellers identified therein and Easterly Government Properties LP (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 15, 2021 and incorporated herein by reference)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit	Exhibit Description
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

† Exhibit is a management contract or compensatory plan or arrangement.

* Filed herewith

** Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on February 28, 2023.

EASTERLY GOVERNMENT PROPERTIES, INC.

By:	/s/ William C. Trimble, III
Name:	William C. Trimble, III
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Trimble, III	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2023
William C. Trimble, III

/s/ Meghan G. Baivier	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 28, 2023
Meghan G. Baivier

/s/ Allison E. Marino	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 28, 2023
Allison E. Marino

/s/ Darrell W. Crate	Chairman of the Board of Directors	February 28, 2023
Darrell W. Crate

/s/ Michael P. Ibe	Director, Vice Chairman of the Board of Directors and Executive Vice President—Development and Acquisitions	February 28, 2023
Michael P. Ibe

/s/ William H. Binnie	Director	February 28, 2023
William H. Binnie

/s/ Cynthia A. Fisher	Director	February 28, 2023
Cynthia A. Fisher

/s/ Scott D. Freeman	Director	February 28, 2023
Scott D. Freeman

/s/ Emil W. Henry, Jr.	Director	February 28, 2023
Emil W. Henry, Jr.

/s/ Tara S. Innes	Director	February 28, 2023
Tara S. Innes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Easterly Government Properties, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Easterly Government Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2022 including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Accounting

As described in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2022, the Company acquired three operating properties in asset acquisitions for an aggregate purchase price of $108.1 million. When the Company acquires properties, management allocates the purchase price to numerous tangible and intangible components. Management allocates the purchase price of properties based on the estimated fair value of the assets acquired and liabilities assumed, which generally consists of land, building, tenant improvements, and intangible assets and liabilities, which include in-place leases, leasing commissions and above and below market leases. Management’s process for determining the allocation requires many estimates and assumptions, including (i) market land, rental, discount and capitalization rates; (ii) leasing and tenant improvement costs associated with the remaining term of acquired leases; (iii) assumptions used in determining the in-place lease and if-vacant value including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs; (iv) renewal probabilities; and (v) allocation of the if-vacant value between land and building.

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

February 28, 2023

We have served as the Company’s or its predecessor’s auditor since 2014.

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31, 2022	December 31, 2021
Assets
Real estate properties, net	$2,285,308	$2,399,188
Cash and cash equivalents	7,578	11,132
Restricted cash	9,696	9,011
Tenant accounts receivable	58,835	58,733
Investment in unconsolidated real estate venture	271,644	131,840
Intangible assets, net	157,282	186,307
Interest rate swaps	4,020	—
Prepaid expenses and other assets	35,022	29,901
Total assets	$2,829,385	$2,826,112
Liabilities
Revolving credit facility	65,500	14,500
Term loan facilities, net	248,972	248,579
Notes payable, net	696,052	695,589
Mortgage notes payable, net	240,847	252,421
Intangible liabilities, net	16,387	19,718
Deferred revenue	83,309	87,134
Interest rate swaps	—	5,700
Accounts payable, accrued expenses and other liabilities	67,336	60,890
Total liabilities	1,418,403	1,384,531

Commitments and contingencies (Note 13)

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 90,814,021 and 90,147,868 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	908	901
Additional paid-in capital	1,622,913	1,604,712
Retained earnings	93,497	62,023
Cumulative dividends	(475,983)	(379,895)
Accumulated other comprehensive income (loss)	3,546	(5,072)
Total stockholders' equity	1,244,881	1,282,669
Non-controlling interest in Operating Partnership	166,101	158,912
Total equity	1,410,982	1,441,581
Total liabilities and equity	$2,829,385	$2,826,112

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the years ended December 31,
	2022	2021	2020
Revenues
Rental income	$284,488	$267,389	$238,131
Tenant reimbursements	5,920	5,187	4,497
Asset management income	1,409	136	—
Other income	1,789	2,148	2,450
Total revenues	293,606	274,860	245,078
Expenses
Property operating	66,781	56,693	48,430
Real estate taxes	30,900	30,429	27,125
Depreciation and amortization	98,254	91,266	93,803
Acquisition costs	1,370	1,939	2,087
Corporate general and administrative	24,785	23,522	20,630
Total expenses	222,090	203,849	192,075
Other income (expense)
Income from unconsolidated real estate venture	3,374	271	—
Interest expense, net	(47,378)	(38,632)	(35,480)
Gain (loss) on the sale of operating properties	13,590	1,307	(3,995)
Impairment loss	(5,540)	—	—
Net income	35,562	33,957	13,528
Non-controlling interest in Operating Partnership	(4,088)	(3,899)	(1,567)
Net income available to Easterly Government Properties, Inc.	$31,474	$30,058	$11,961
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.34	$0.35	$0.15
Diluted	$0.34	$0.35	$0.15
Weighted-average common shares outstanding
Basic	90,613,966	84,043,012	78,219,491
Diluted	90,948,701	84,619,390	78,791,453
Dividends declared per common share	$1.06	$1.05	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the years ended December 31,
	2022	2021	2020
Net income	$35,562	$33,957	$13,528
Other comprehensive loss:
Unrealized gain (loss) on interest rate swaps, net	9,719	7,080	(7,485)
Other comprehensive gain (loss):	9,719	7,080	(7,485)
Comprehensive income	45,281	41,037	6,043
Non-controlling interest in Operating Partnership	(4,088)	(3,899)	(1,567)
Other comprehensive (gain) loss attributable to non-controlling interest	(1,101)	(801)	824
Comprehensive income attributable to Easterly Government Properties, Inc.	$40,092	$36,337	$5,300

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Balance at December 31, 2019	74,832,292	$748	$1,257,319	$20,004	$(210,760)	$(4,690)	$137,220	$1,199,841
Stock based compensation	—	—	960	—	—	—	3,133	4,093
Grant of unvested restricted stock	21,930	1	(1)	—	—	—	—	—
Dividends and distributions paid ($1.04 per share)	—	—	—	—	(80,892)	—	(10,856)	(91,748)
Redemption of common units to common stock	255,210	2	3,605	—	—	—	(3,607)	—
Contribution of property for common units	—	—	—	—	—	—	21,550	21,550
Issuance of common stock, net	6,996,824	70	160,121	—	—	—	—	160,191
Unrealized loss on interest rate swaps	—	—	—	—	—	(6,661)	(824)	(7,485)
Net income	—	—		11,961	—	—	1,567	13,528
Allocation of non-controlling interest in Operating Partnership		—	2,783	—	—	—	(2,783)	—
Balance at December 31, 2020	82,106,256	821	1,424,787	31,965	(291,652)	(11,351)	145,400	1,299,970
Stock based compensation	—	—	833	—	—	—	4,217	5,050
Grant of unvested restricted stock	35,865	—	—	—	—	—	—	—
Dividends and distributions paid ($1.05 per share)	—	—	—	—	(88,243)	—	(11,751)	(99,994)
Redemption of common units to common stock	343,515	3	4,827	—	—	—	(4,830)	—
Contribution of property for common units	—	—	—	—	—	—	20,791	20,791
Issuance of common stock, net	7,662,232	77	174,650	—	—	—	—	174,727
Unrealized gain on interest rate swaps	—	—	—	—	—	6,279	801	7,080
Net income	—	—	—	30,058	—	—	3,899	33,957
Allocation of non-controlling interest in Operating Partnership	—	—	(385)	—	—	—	385	—
Balance at December 31, 2021	90,147,868	901	1,604,712	62,023	(379,895)	(5,072)	158,912	1,441,581
Stock based compensation	—	—	625	—	—	—	5,911	6,536
Grant of unvested restricted stock	26,477	—	—	—	—	—	—	—
Dividends and distributions paid ($1.06 per share)	—	—	—	—	(96,088)	—	(13,088)	(109,176)
Redemption of common units to common stock	204,751	2	2,909	—	—	—	(2,911)	—
Contribution of property for common units	—	—	—	—	—	—	17,361	17,361
Issuance of common stock, net	434,925	5	9,394	—	—	—	—	9,399
Unrealized gain on interest rate swaps	—	—	—	—	—	8,618	1,101	9,719
Net income	—	—	—	31,474	—	—	4,088	35,562

Allocation of non-controlling interest in Operating Partnership	—	—	5,273	—	—	—	(5,273)	—
Balance at December 31, 2022	90,814,021	$908	$1,622,913	$93,497	$(475,983)	$3,546	$166,101	$1,410,982

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$35,562	$33,957	$13,528
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	98,254	91,266	93,803
Straight line rent	(410)	(4,417)	(3,432)
Income from unconsolidated real estate venture	(3,374)	(271)	—
Amortization of above- / below-market leases	(3,105)	(4,589)	(5,894)
Amortization of unearned revenue	(5,797)	(5,616)	(3,528)
Amortization of loan premium / discount	(1,122)	(290)	(78)
Amortization of deferred financing costs	2,056	1,659	1,519
Amortization of lease inducements	856	864	888
(Gain) loss on the sale of operating properties	(13,590)	(1,307)	3,995
Impairment loss	5,540	—	—
Distributions from investment in unconsolidated real estate venture	6,434	—	—
Non-cash compensation	6,536	5,050	4,093
Other	—	74	79
Net change in:
Tenant accounts receivable	(126)	(8,675)	971
Prepaid expenses and other assets	(2,829)	(3,123)	(9,450)
Deferred revenue associated with operating leases	1,973	557	41,445
Principal payments on operating lease obligations	(599)	(352)	(470)
Accounts payable, accrued expenses and other liabilities	(318)	13,557	7,728
Net cash provided by operating activities	125,941	118,344	145,197
Cash flows from investing activities
Real estate acquisitions and deposits	(93,737)	(214,674)	(232,679)
Additions to operating properties	(22,568)	(17,919)	(18,010)
Additions to development properties	(12,350)	(6,217)	(43,001)
Proceeds from sale of operating properties, net	202,416	7,336	3,515
Distributions from investment in unconsolidated real estate venture	983	—	—
Investment in unconsolidated real estate venture	(143,847)	(131,568)	—
Net cash used in investing activities	(69,103)	(363,042)	(290,175)
Cash flows from financing activities
Payment of deferred financing costs	—	(5,306)	—
Issuance of common shares	9,504	175,929	162,023
Credit facility draws	230,750	466,250	272,750
Credit facility repayments	(179,750)	(531,000)	(193,500)
Issuance of notes payable	—	250,000	—
Repayments of mortgage notes payable	(10,899)	(4,233)	(3,564)
Dividends and distributions paid	(109,176)	(99,994)	(91,748)
Payment of offering costs	(136)	(1,474)	(1,863)
Net cash provided by (used in) financing activities	(59,707)	250,172	144,098
Net increase (decrease) in Cash and cash equivalents and Restricted cash	(2,869)	5,474	(880)
Cash and cash equivalents and Restricted cash, beginning of year	20,143	14,669	15,549
Cash and cash equivalents and Restricted cash, end of year	$17,274	$20,143	$14,669

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the years ended December 31,
	2022	2021	2020
Cash paid for interest, net of capitalized interest	$40,207	$35,478	$34,248
Capitalized interest	$1,220	$951	$1,605
Non-cash investing and financing activities:
Additions to operating properties	$4,859	$3,634	$3,447
Additions to development properties	4,135	1,222	4,469
Deferred asset acquisition	—	—	119
Offering costs, accrued not paid	—	29	34
Unrealized gain (loss) on interest rate swaps, net	9,719	7,080	(7,485)
Mortgage notes assumed on acquisition of operating property	—	53,816	—
Properties acquired for common units	17,361	20,791	21,550
Contingent consideration accrued, not received	125	—	—
Contingent consideration accrued, not paid	—	—	336
Recognition of operating lease right-of-use assets	2,445	1,677	—
Recognition of liabilities related to operating lease right-of-use assets	2,445	1,677	—
Derecognition of operating lease right-of-use assets	689	74	—
Derecognition of liabilities related to operating lease right-of-use assets	—	74	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(2,911)	$(4,830)	$(3,607)
Common stock	2	3	2
Additional paid-in capital	2,909	4,827	3,605
Total	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements

1. Organization and Basis of Presentation

Easterly Government Properties, Inc. (the “Company”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code, as amended (the “Code”), commencing with its taxable year ended December 31, 2015. The operations of the Company are carried out primarily through Easterly Government Properties, LP (the “Operating Partnership”) and the wholly owned subsidiaries of the Operating Partnership. As used herein, the “Company,” “we,” “us,” or “our” refer to Easterly Government Properties, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

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

We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of December 31, 2022, we wholly owned 78 operating properties and eight operating properties through an unconsolidated joint venture (the “JV”) in the United States encompassing approximately 8.7 million leased square feet, including 85 operating properties that were leased primarily to U.S. Government tenant agencies and one operating property that was entirely leased to a private tenant. As of December 31, 2022, our operating properties were 99% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all our business. The Company is the sole general partner of the Operating Partnership and owned approximately 88.3% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of December 31, 2022. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Tenant improvements are capitalized in real property when we own the improvement. When we are required to provide improvements under the terms of a lease, we determine whether the improvements constitute landlord assets or tenant assets. If the improvements are considered landlord assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements over the shorter of the useful life of the assets or the term of the lease and recognize any payments from the tenant as rental revenue over the term of the lease. If the improvements are considered tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are landlord assets or tenant assets also may affect when we commence revenue recognition in connection with a lease. In determining whether improvements constitute landlord or tenant assets, we consider numerous factors including: whether the improvements are unique to the tenant or reusable by other tenants; whether the tenant is permitted to alter or remove the improvements without our consent or without compensating us for any lost fair value; whether the ownership of the improvements remains with us or remains with the tenant at the end of the lease term; and whether the economic substance of the lease terms is properly reflected.

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

We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine whether an asset may be impaired. We determine the amount of any impairment loss by comparing the historical carrying value to estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgement. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our long-lived assets. If we change our estimate of the remaining lives, we allocate the carrying value of the affected assets over their revised remaining lives. From time to time, natural disasters or other loss events may result in damage or destruction to our assets. In these instances, any loss on involuntary conversion is recognized as Depreciation and amortization in our Consolidated Statements of Operations in the period in which the damage occurred.

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

Rent Receivable and Accounts Receivable

Rent receivable and Accounts receivable on the accompanying Consolidated Balance Sheets include accrued rental income and other tenant accounts receivable, respectively. We accrue rental and other tenant income earned, but not yet received, in accordance with GAAP.

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

Deferred offering costs include certain legal, accounting and other third-party fees that are directly associated with in-process equity financings until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to capital. Should the equity no longer be considered probable of being consummated, the deferred offering costs would be expensed immediately as a charge to Corporate general and administrative expenses in the accompanying Consolidated Statement of Operations.

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

Interest Rate Swaps

Our primary objective in using interest rate derivatives is to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable- rate amounts from a counterparty in exchange for our making fixed- rate payments over the life of the agreements without exchange of the underlying notional amount. Derivatives are used to hedge the cash flows associated with interest rates on existing debt as well as future debt. We recognize derivatives as assets or liabilities on the balance sheet at fair value. We defer the effective portion of changes in fair value of the designated cash flow hedges to accumulated other comprehensive income (“AOCI”) or loss (“AOCL”) and reclassify such deferrals to interest expense as interest expense is recognized on the hedged forecasted transitions. We recognize the ineffective portion of the change in fair value of interest rate derivatives directly in interest expense. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, we recognize changes in fair value of the hedge previously deferred to AOCI or AOCL, along with any changes in fair value occurring thereafter, through earnings. We do not use interest rate derivatives for trading or speculative purposes. We manage counterparty risk by only entering into contracts with major financial institutions based upon their credit ratings and other risk factors.

We use standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost in computing the fair value of derivatives at each balance sheet date. We made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a gross basis by counterparty portfolio.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2022 and 2021 were classified as Level 2 of the fair value hierarchy.

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

Non-Controlling Interests

Non-controlling interests relate to the common units of the Operating Partnership not owned by us. Unitholders receive a distribution per unit equivalent to the dividend per share of our common stock. Pursuant to ASC 810 with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to us.

Revenue Recognition

Rental income includes base rents paid by each tenant in accordance with its lease agreement conditions. We recognize rental income on a straight-line basis over the lease term of each lease. For acquisitions of existing buildings, we recognize rental income from leases already in place coincident with the date of property closing. Lease incentives are recorded as a deferred asset and amortized as a reduction of revenue on a straight-line basis over the respective lease term. Above- and below-market leases are amortized into rental income over the terms of the respective leases. Further, Rental income includes certain tenant reimbursement income (real estate taxes, operating expenses, utility usage, and other reimbursements), which are accrued as variable lease payments in the same periods as the related expenses are incurred in accordance with ASC 842 which we adopted on January 1, 2019.

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

Asset management income includes revenue from asset management services to our unconsolidated real estate venture. The asset management fees are earned by us for managing properties owned by related parties. The asset management fees are based upon contractual rates applied to actively invested capital, with fee income recognized on a monthly basis. The fees are recognized as a single performance obligation comprised of a series of distinct services related to property operations. We believe the overall services provided by asset management activities have the same pattern of performance over the term of the agreement. We account for this revenue gross of our ownership interest in the respective real estate venture and recognize such revenue as "Asset management income" in our Consolidated Statements of Operations when earned. Our proportionate share of related expense is recognized in "Income from unconsolidated real estate venture."

Sales of Properties

We recognize gains from sales of consolidated interests in properties to non-customer third parties when we have transferred control of such interests.

Income Taxes

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute to our stockholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, and on taxable income that we do not distribute to our stockholders. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a management business) through Taxable REIT Subsidiaries (“TRSs”) and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. For the years ended December 31, 2022, 2021 and 2020, we did not incur any material tax liability associated with any of the above.

We do not anticipate any potential expense related to uncertain tax positions as we closely monitor our REIT compliance, do not have any prohibited transactions related to property sales, and the states in which we operate do not subject us to withholding tax requirements.

Stock Based Compensation

We grant equity-based compensation awards to its officers, employees and non-employee directors in the form of restricted shares of common stock and long-term incentive plan units in the Operating Partnership (“LTIP units”). See Note 8 for further discussion of restricted shares of common stock and LTIP units. The restricted shares of common stock and LTIP units issued to officers, employees, and non-employee directors vest over a period of time as determined by our board of directors at the date of grant. We recognize compensation expense for non-vested restricted shares of common stock and LTIP units granted to officers, employees and non-employee directors on a straight-line basis over the requisite service and/or performance period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.

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

Segments

We manage our operations as a single segment for the purposes of assessing performance and making operating decisions. All revenue has been generated and all tangible assets are held in the United States.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

In December 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 will have no impact on our consolidated financial statements for the year ended December 31, 2022.

3. Real Estate and Intangibles

Acquisitions

During the year ended December 31, 2022, we acquired three operating properties in asset acquisitions, FBI – Tampa, NARA – Broomfield and JUD – Council Bluffs, for an aggregate purchase price of $108.1 million. During the year ended December 31, 2021, we acquired eight wholly-owned operating properties in asset acquisitions, consisting of FBI – Knoxville, ICE – Louisville, USAO – Louisville, USAO – Springfield, NWS – Kansas City, VAR – Cleveland, USCIS – Kansas City and VA – Midwest, for an aggregate purchase price of $287.6 million.

We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

	December 31, 2022	December 31, 2021
Real estate
Land	$9,795	$10,933
Building	83,403	216,112
Acquired tenant improvements	5,386	13,799
Total real estate	98,584	240,844
Intangible assets
In-place leases	7,927	32,948
Acquired leasing commissions	4,453	10,489
Payment in lieu of taxes	—	6,394
Above-market leases	—	301
Total intangible assets	12,380	50,132
Intangible liabilities
Below-market leases	(2,858)	(427)
Total intangible liabilities	(2,858)	(427)
Debt
Premium on mortgage notes payable	—	(2,985)
Purchase price	108,106	287,564

USCIS Kansas City benefits from a payment in lieu of tax (“PILOT”) program with Lees Summit, MO. The PILOT provides us with an average annual property tax savings of approximately 68% through December 31, 2028.

In conjunction with the acquisition of USCIS – Kansas City, we assumed $51.5 million of mortgage notes payable. No debt was assumed on the other acquisitions made during the years ended December 31, 2022 and 2021. The intangible assets and liabilities of the acquired operating properties have an aggregate weighted average amortization period of 15.29 years and 13.85 as of December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, we included $5.3 million of revenues and $1.8 million of net income in our Consolidated Statement of Operations related to the operating properties acquired. Additionally, we incurred $1.4 million of acquisition-related costs primarily consisting of internal costs associated with the property acquisitions.

During the year ended December 31, 2021, we included $11.8 million of revenues and $2.9 million of net income in our Consolidated Statement of Operations related to the operating properties acquired. Additionally, we incurred $1.9 million of acquisition-related costs primarily consisting of internal costs associated with the property acquisitions.

Dispositions

On October 12, 2022, we entered into a second amended purchase and sale agreement with a third party to dispose of a portfolio of ten properties totaling approximately 668,000 leased square feet (the “Disposition Portfolio Properties”). We completed the sale of nine of the Disposition Portfolio Properties on October 27, 2022, including: DHA – Aurora, HRSA – Baton Rouge, VA – Baton Rouge, FDA – College Park, MEPCOM – Jacksonville, DOE – Lakewood, ICE – Pittsburgh, OSHA – Sandy, and CBP – Sunburst. On December 28, 2022 we closed on DOI – Billings, the last of the Disposition Portfolio Properties. Net proceeds from the sale of the Disposition Portfolio Properties were approximately $202.4 million and we recognized a gain on the sale of the Disposition Portfolio Properties of approximately $13.6 million for the year ended December 31, 2022.

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

Consolidated Real Estate and Intangibles

Real estate and intangibles on our consolidated balance sheets consisted of the following (amounts in thousands):

	December 31, 2022	December 31, 2021
Real estate properties, net
Land	$213,592	$222,838
Building	2,266,674	2,334,465
Acquired tenant improvements	81,872	90,055
Construction in progress	44,452	29,207
Accumulated depreciation	(321,282)	(277,377)
Total Real estate properties, net	$2,285,308	$2,399,188
Intangible assets, net
In-place leases	273,077	$286,614
Acquired leasing commissions	68,756	71,542
Above market leases	14,620	17,541
Payment in lieu of taxes	6,394	6,394
Accumulated amortization	(205,565)	(195,784)
Total Intangible assets, net	$157,282	$186,307
Intangible liabilities, net
Below market leases	(72,088)	$(73,909)
Accumulated amortization	55,701	54,191
Total Intangible liabilities, net	$(16,387)	$(19,718)

During the third quarter of 2022, we recognized an impairment loss totaling approximately $5.5 million for its ICE – Otay property and reduced its carrying value to its estimated fair value, which declined due to changes in expected cash flows related to the existing tenant's lease expiration in 2022. ICE – Otay is a 47,919 rentable square foot office building located in San Diego, California. See Note 7 for additional information.

Amortization of intangible assets within Depreciation and amortization expense was $25.7 million, $25.4 million and $35.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The projected amortization of total intangible assets and intangible liabilities as of December 31, 2022 are as follows (amounts in thousands):

Total
Intangible assets
2023	$22,031
2024	19,110
2025	16,743
2026	15,624
2027	13,698
Thereafter	70,076
$157,282
Intangible liabilities
2023	$(3,907)
2024	(2,938)
2025	(2,246)
2026	(2,008)
2027	(1,783)
Thereafter	(3,505)
$(16,387)

The following table summarizes the scheduled amortization of our acquired above- and below-market lease intangibles for each of the five succeeding years as of December 31, 2022 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2023	$1,177	$(3,907)
2024	1,129	(2,938)
2025	1,097	(2,246)
2026	1,096	(2,008)
2027	1,096	(1,783)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations. Amortization of above- and below-market lease intangibles increased Rental income by $3.1 million, $4.6 million and $5.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in our unconsolidated real estate venture (dollars in thousands):

		As of December 31,
Joint Venture	Ownership Interest	2022	2021
MedBase Venture	53.0%	$271,644	$131,840

On October 13, 2021, we formed the JV, with a global investor to fund the acquisition of a portfolio of ten properties anticipated to encompass 1,214,165 leased square feet ("the "VA Portfolio"). We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement.

During the year ended December 31, 2022, the JV acquired four properties, consisting of VA – Birmingham, VA – Marietta, VA – Columbus and VA – Phoenix, for an aggregate purchase price of $273.2 million. During the year ended December 31, 2021, the JV acquired four properties, consisting of VA – Lubbock, VA – Lenexa, VA – Chattanooga and VA – San Antonio for an aggregate purchase price of $236.4 million. As of December 31, 2022, eight of the ten properties in the VA Portfolio had been acquired by the JV.

We provide asset management services to our unconsolidated real estate venture. We recognized asset management service revenue of $1.4 million and $0.1 million for the year ended December 31, 2022 and 2021, respectively. No asset management services were provided to our unconsolidated real estate venture for the year ended December 31, 2020.

The following is a summary of financial information for our unconsolidated real estate venture:

	As of December 31,
Balance sheet information:	2022	2021
Real estate, net	$430,823	$200,996
Other assets, net (1)	90,100	53,955
Total assets	$520,923	$254,951

Total liabilities (2)	$9,026	$6,904
Total equity	511,897	248,047
Total liabilities and equity	$520,923	$254,951

Company's share of equity	$271,269	$131,465
Basis differential (3)	375	375
Carrying value of the Company's investment in the unconsolidated venture	$271,644	$131,840
(1)
At December 31, 2022 and 2021, this amount included right-of-use assets - finance leases totaling approximately $4.9 million and $5.0 million, respectively, representing a ground lease at VA – Lubbock.
(2)
At December 31, 2022 and 2021, this amount included lease liabilities - finance leases totaling approximately $5.0 million and $5.0 million, respectively, representing a ground lease at VA – Lubbock.
(3)
This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level.

	For the year ended December 31,
Income statement information:	2022	2021	2020
Total revenue	$25,898	$1,864	$—
Operating income	6,530	548	—
Net income	6,366	512	—

Company's share of net income	$3,374	$271	$—

5. Debt

At December 31, 2022 and December 31, 2021 (dollars in thousands):

	Principal Outstanding		Interest	Current
Loan	December 31, 2022	December 31, 2021	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$65,500	$14,500	S + 145bps	July 2025 (3)
Total revolving credit facility	65,500	14,500

Term loan facilities:
2016 term loan facility	100,000	100,000	2.82% (5)	March 2024
2018 term loan facility (4)	150,000	150,000	3.98% (6)	July 2026
Total term loan facilities	250,000	250,000
Less: Total unamortized deferred financing fees	(1,028)	(1,421)
Total term loan facilities, net	248,972	248,579

Notes payable:
2017 series A senior notes	95,000	95,000	4.05%	May 2027
2017 series B senior notes	50,000	50,000	4.15%	May 2029
2017 series C senior notes	30,000	30,000	4.30%	May 2032
2019 series A senior notes	85,000	85,000	3.73%	September 2029
2019 series B senior notes	100,000	100,000	3.83%	September 2031
2019 series C senior notes	90,000	90,000	3.98%	September 2034
2021 series A senior notes	50,000	50,000	2.62%	October 2028
2021 series B senior notes	200,000	200,000	2.89%	October 2030
Total notes payable	700,000	700,000
Less: Total unamortized deferred financing fees	(3,948)	(4,411)
Total notes payable, net	696,052	695,589

Mortgage notes payable:
DEA – Pleasanton	15,700	15,700	L + 150bps (7)(8)	October 2023
VA – Golden	8,644	8,832	5.00% (7)	April 2024
MEPCOM – Jacksonville	—	6,764	4.41% (7)(9)	October 2025
USFS II – Albuquerque	13,438	15,135	4.46% (7)	July 2026
ICE – Charleston	13,441	14,824	4.21% (7)	January 2027
VA – Loma Linda	127,500	127,500	3.59% (7)	July 2027
CBP – Savannah	10,389	11,203	3.40% (7)	July 2033
USCIS - Kansas City	51,500	51,500	3.68% (7)	August 2024
Total mortgage notes payable	240,612	251,458
Less: Total unamortized deferred financing fees	(1,405)	(1,852)
Less: Total unamortized premium/discount	1,640	2,815
Total mortgage notes payable, net	240,847	252,421

Total debt	$1,251,371	$1,211,089
(1)
At December 31, 2022, the one-month SOFR (“S”) was 4.36% and the one-month LIBOR ("L") was 4.39%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our revolving credit facility, our 2018 term loan facility and our 2016 term loan facility (each as defined below) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.

(2)
Our revolving credit facility had available capacity of $384.4 million at December 31, 2022, with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.
(3)
Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)
Our 2018 term loan facility has undrawn capacity up to $50.0 million of which is available during a delayed draw period.
(5)
Entered into two interest rate swaps with an effective date of March 29, 2017 with an aggregate notional value of $100.0 million to effectively fix the interest rate at 2.82% annually, based on our consolidated leverage ratio, as defined in our 2016 term loan facility agreement. We transitioned the two interest rate swaps from LIBOR to SOFR effective November 29, 2022.
(6)
Entered into four interest rate swaps with an effective date of December 13, 2018 with an aggregate notional value of $150.0 million to effectively fix the interest rate at 3.98% annually, based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement. We transitioned the four interest rate swaps from LIBOR to SOFR effective December 23, 2022.
(7)
Effective interest rates are as follows: DEA – Pleasanton 1.80%, VA – Golden 5.03%, MEPCOM – Jacksonville 3.89%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%, USCIS – Kansas City 2.05%.
(8)
On January 26, 2023, we used $15.7 million of available cash to extinguish the $15.7 million mortgage note obligation on DEA – Pleasanton.
(9)
On October 27, 2022, we extinguished the mortgage note obligation on MEPCOM - Jacksonville in conjunction with the sale of the property.

As of December 31, 2022 and 2021, the net carrying value of real estate collateralizing our mortgages payable totaled $356.8 million and $380.7 million, respectively. We were not in default under any mortgage loan as of December 31, 2022. See Note 7 for the fair value of our debt instruments.

Senior Unsecured Credit Facility and 2016 Term Loan Facility

On July 23, 2021, we entered into a second amended and restated senior unsecured credit agreement (the “second amended senior unsecured credit agreement”) governing our senior unsecured credit facility. The second amended senior unsecured credit agreement increased the borrowing capacity under our prior senior unsecured credit facility by $50.0 million for a total credit facility size of $650.0 million, consisting of: (i) a $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), and (ii) a $200.0 million senior unsecured term loan facility (our “2018 term loan facility”), up to $50.0 million of which will be available for a delayed draw period. Our revolving credit facility also includes an accordion feature that will provide us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million.

On July 22, 2022, we entered into the first amendment to the second amended and restated senior credit agreement, pursuant to which we extended the deadline for the $50.0 million delayed draw portion of the 2018 term loan facility to July 24, 2023 (from July 22, 2022).

On November 23, 2022, we entered into a second amendment to our second amended and restated senior credit agreement, pursuant to which we replaced the LIBOR-based floating interest rate option with a term SOFR-based floating interest rate option as a benchmark rate for borrowings denominated in U.S. dollars for all purposes under our senior unsecured credit facility, including a credit spread adjustment of 0.10%. Other than the foregoing, the material terms of our senior unsecured credit facility remain unchanged.

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

Borrowings under our senior unsecured credit facility bear interest, at our option, at floating rates equal to either:

•
a Eurodollar rate equal to a periodic fixed rate equal to LIBOR plus, a margin ranging from 1.20% to 1.80% for advances under our revolving credit facility and a margin ranging from 1.20% to 1.70% for advances under our 2018 term loan facility; or

•
a fluctuating rate equal to the sum of (a) the highest of (x) Citibank, N.A.’s base rate, (y) the federal funds effective rate plus 0.50% and (z) the one-month Eurodollar rate plus 1.00% plus (b) a margin ranging from 0.20% to 0.80% for advances under our revolving credit facility and a margin ranging from 0.20% to 0.70% for advances under our 2018 term loan facility, in each case with a margin based on our leverage ratio

If the Operating Partnership achieves certain sustainability targets as defined in the second amended senior unsecured credit agreement, the applicable margin will decrease by 0.01%.

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

On November 29, 2022, we entered into a fifth amendment to the loan agreement governing out 2016 term loan facility to replace the LIBOR-based floating interest rate option with a term SOFR-based floating interest rate option as a benchmark rate for borrowings denominated in U.S. dollars for all purposes under our 2016 term loan facility, including a credit spread adjustment of 0.10%. Other than the foregoing, the material terms of our 2016 term loan facility remain unchanged.

The LIBOR transition amendments to our senior unsecured credit facility and our 2016 term loan facility relate to the replacement of the reference rate only in accordance with Accounting Codifications Standard 848 - Reference Rate Reform. There were no other changes to the swaps or hedged interest payments including no change to principal/notional, maturity date, floor, prepayment feature, or any other change that impacts the timing or amount of cash flows.

Mortgage Note Payoff

On October 27, 2022, we used $5.8 million of proceeds from the sale of the Disposition Portfolio Properties to extinguish the $5.8 million mortgage note obligation on MEPCOM – Jacksonville.

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

On October 14, 2021, the Operating Partnership issued and sold, an aggregate of $250.0 million of the Notes pursuant to the note purchase agreement entered into on May 11, 2021. The Notes are unconditionally guaranteed by us and various subsidiaries of the Operating Partnership.

Financial Covenant Considerations

As of December 31, 2022, we were in compliance with all financial and other covenants related to our revolving credit facility, 2016 term loan facility, 2018 term loan facility, notes payable and mortgage notes payable.

Aggregate Debt Maturities

We aggregate debt maturities based on outstanding principal as of December 31, 2022 are as follows (dollars in thousands):

Total
2023	$20,016
2024	164,298
2025	70,098
2026	160,054
2027	230,733
Thereafter	610,913
1,256,112
Unamortized premium/discount & deferred financing	(4,741)
$1,251,371

6. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge (dollars in thousands):

					Fair Value at December 31,
Notional Amount	Fixed Rate	Floating Rate Index (1)	Effective Date	Expiration Date	2022	2021
$100,000	1.37%	One-Month SOFR	November 29, 2022	September 29, 2023	$2,530	$(1,165)
150,000	2.58%	One-Month SOFR	December 23, 2022	June 19, 2023	1,490	(4,535)
(1)
In December 2022, we entered into bilateral agreements with its swap counterparties to transition its interest rate swap agreements from LIBOR to SOFR. We made various ASC 848 elections related to changes in critical terms of the hedging relationships due to reference rate reform to not result in a dedesignation of these hedging relationships.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheets (dollars in thousands):

	Fair Value at December 31,
Balance Sheet Line Item	2022	2021
Interest rate swaps-Asset	$4,020	$—
Interest rate swaps-Liability	—	(5,700)

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges is recorded in AOCI and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on our variable rate debt.

Amounts reported in AOCI related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable rate debt. We estimate that $4.0 million will be reclassified from AOCI as a decrease to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (dollars in thousands):

	For the years ended December 31,
	2022	2021	2020
Unrealized gain (loss) recognized in AOCI	$8,427	$1,787	$(11,554)
Loss reclassified from AOCI into interest expense	(1,292)	(5,293)	(4,069)

Credit-Risk Related Contingent Features

We have agreements with each of its derivative counterparties that contain a provision where we could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on such indebtedness. As of December 31, 2022, we did not have any derivates in a net liability position. As of December 31, 2022, we were in compliance with these agreements and had not posted any collateral related to these agreements.

7. Fair Value Measurements

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of December 31, 2022
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$4,020	$—

	As of December 31, 2021
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Liability	$—	$(5,700)	$—

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

Nonrecurring fair value measurements

On a quarterly basis we assess the recoverability of the carrying amount of our real estate and related intangibles. Our assessment resulted in the remeasurement of ICE – Otay in the third quarter of 2022, which was written down to its estimated fair value and was classified as Level 3 in the fair value hierarchy. Our estimate of the fair value was based on a combination of a pending offer from a third party to acquire the property and a discounted cash flow analysis. We used two significant unobservable inputs in the various scenarios, which were the cash flow discount rate (ranging from 6.25%-9.00%) and average price per square foot of comparable sales in the market ($109.08-$185.90). There is no assurance that we will sell ICE – Otay on the terms proposed or at all. The remeasurement resulted in an impairment loss of $5.5 million, which is included in "Impairment loss" in our Consolidated Statements of Operations.

Financial assets and liabilities not measured at fair value

As of December 31, 2022 and 2021, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	December 31, 2022		December 31, 2021
Financial liabilities	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Revolving credit facility	$65,500	$65,500	$14,500	$14,500
2016 Term loan facility	$100,000	$100,000	$100,000	$100,000
2018 Term loan facility	$150,000	$150,000	$150,000	$150,000
Notes payable	$700,000	$594,019	$700,000	$749,141
Mortgages payable	$240,612	$224,462	$251,458	$261,602
(1)
The carrying amount consists of principal only.
(2)
We deem the fair value measurement of the financial liability instrument a Level 3 measurement.

8. Equity Incentive Plan

Our board of directors adopted, and our sole stockholder approved, our 2015 Equity Incentive Plan, as amended (the “2015 Equity Incentive Plan”) under which we may grant cash and equity incentive awards to our executive officers, non-employee directors and employees. The 2015 Equity Incentive Plan is administered by the compensation committee of our board of directors (the “Compensation Committee”) and permits us to make grants of options, stock appreciation rights, restricted stock units, restricted stock, dividend equivalent rights, cash-based awards, performance-based awards and other equity-based awards, including LTIP units, or any combination of the foregoing.

There are an aggregate 5,273,959 shares of our common stock authorized for issuance under the 2015 Equity Incentive Plan. The shares of our common stock underlying any awards that are forfeited, cancelled, or are otherwise terminated (other than by exercise) under the 2015 Equity Incentive Plan are added back to the shares available for issuance. As of December 31, 2022, 1,229,369 shares were available for issuance under the 2015 Equity Incentive Plan.

Restricted Shares

We award restricted stock to certain members of management and non‑employee directors. Management awards generally vest over a range of two to four years. Non‑employee director shares vest upon the earlier of the anniversary of the date of the grant or the next annual stockholder meeting, as long as the grantee remains a director or employee on such date. Restricted stock awards issued under the 2015 Equity Incentive Plan may not be sold or otherwise transferred until restrictions have lapsed, as established by the Compensation Committee.

We value our non-vested restricted share awards at the grant date fair value, which was the market price of our common stock as of the applicable grant date. We recognized $0.6 million, $0.8 million and $1.0 million in compensation expense, related to restricted common stock awards, for the years ended December 31, 2022, 2021 and 2020, respectively.

The fair value of restricted stock that vested was $1.3 million during 2022, $0.9 million during 2021, and $0.6 million during 2020, based on the market price at the vesting date. The balance of unamortized restricted stock expense as of December 31, 2022, was $0.3 million, which is expected to be recognized over a weighted‑average period of 1.0 year.

A summary of the status of our restricted shares as of December 31, 2022, 2021 and 2020 and changes during the years then ended are presented below:

	Restricted Shares	Restricted Shares Weighted average grant date fair value
Outstanding, December 31, 2019	92,197	$17.55
Vested	(24,236)	18.36
Granted	21,930	25.85
Forfeited	—	—
Outstanding, December 31, 2020	89,891	$19.36
Vested	(39,750)	$21.50
Granted	38,288	21.08
Forfeited	(2,423)	18.36
Outstanding, December 31, 2021	86,006	$19.16
Vested	(71,168)	$18.49
Granted	29,078	18.81
Forfeited	(2,601)	21.16
Outstanding, December 31, 2022	41,315	$19.94

LTIP Units

We grant LTIP units to certain members of management and non‑employee directors. Management awards generally vest immediately or over a range of two to four years. Non‑employee director shares vest upon the earlier of the anniversary of the date of the grant or the next annual stockholder meeting, as long as the grantee remains a director or employee on such date. Performance-based LTIP units are earned subject to us achieving certain thresholds, including absolute total shareholder returns, relative total shareholder returns, or operational hurdles through the performance period. Service-based LTIP units are earned over time, subject to continued employment and other terms of the awards.

The following is a summary of our granted LTIP unit awards:

Award Type	Grant Date	Performance Period End Date	Vest Date	Units Granted	Units Earned
Service	January 3, 2020	—	December 31, 2022	89,242	85,016
Operational	January 3, 2020	December 31, 2022	[1]	64,506	[2]
Performance	January 3, 2020	December 31, 2022	[1]	81,693	[3]
2020 LTIP Grant				235,441

Service	January 4, 2021	—	December 31, 2023	113,703	[4]
Operational	January 4, 2021	December 31, 2023	[5]	82,108	[4]
Performance	January 4, 2021	December 31, 2023	[5]	82,070	[4]
Service	May 19, 2021	—	May 3, 2022	6,647	6,647
2021 LTIP Grant				284,528

Service	January 3, 2022	—	December 31, 2024	110,906	[4]
Operational	January 3, 2022	December 31, 2024	[5]	80,160	[4]
Performance	January 3, 2022	December 31, 2024	[5]	158,535	[4]
Service	May 11, 2022	—	[6]	11,238	[4]
2022 LTIP Grant				360,839

(1)
Units vested 50% on January 17, 2023 and will vest 50% on January 3, 2024.
(2)
On January 17, 2023, the Compensation Committee approved and determined 70,436 units were earned.
(3)
On January 17, 2023, the Compensation Committee approved and determined no units were earned.
(4)
Compensation Committee determination of units earned was not made as of December 31, 2022.
(5)
Earned units will vest on date of Compensation Committee determination of performance.
(6)
Units will vest on the earlier of May 10, 2023 or the 2023 annual stockholder meeting.

We value our LTIP unit awards that are subject to us achieving certain operational performance conditions at the grant date fair value, which is the market price of our common stock as of the applicable grant date. We value our service-based LTIP unit awards at the grant date fair value, which is the market price of our common stock as of the applicable grant date, discounted by the risk related to the timing of book-up events. For the LTIP unit awards granted that are subject to us achieving certain total shareholder return performance thresholds we used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be issued pursuant to the award.

The following is a summary of the significant assumptions used to value the total shareholder return performance-based LTIP units:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	27.0%	28.0%	16.0%
Dividend yield	4.8%	4.9%	4.8%
Risk-free interest rate	1.0%	0.2%	1.7%
Expected life	3 years	3 years	3 years

The fair value of LTIP units that vested were $5.5 million during 2022, $4.5 million during 2021, and $1.4 million during 2020, based on the market price at the vesting date. We recognized $5.9 million, $4.2 million and $3.1 million in compensation expense related to LTIP unit awards, for the years ended December 31, 2022, 2021 and 2020, respectively. The balance of unamortized LTIP expense as of December 31, 2022 was $6.4 million, which is expected to be recognized over a weighted‑average period of 1.6 years. As of December 31, 2022, management considers it probable that the operational performance conditions on our 2022 and 2021 grants will be achieved.

A summary of the status of our LTIP units as of December 31, 2022, 2021 and 2020 and changes during the years then ended are presented below:

	LTIP Units (1)	LTIP Units Weighted average grant date fair value
Outstanding, December 31, 2019	284,471	$18.66
Vested	(27,732)	18.34
Granted	235,441	21.17
Forfeited	—	—
Outstanding, December 31, 2020	492,180	$19.88
Vested	(93,085)	$18.55
Granted	284,528	22.18
Forfeited	(32,385)	21.03
Outstanding, December 31, 2021	651,238	$21.02
Vested	(115,412)	$18.66
Granted	360,839	17.48
Forfeited	—	—
Outstanding, December 31, 2022	896,665	$19.90
(1)
Reflects the number LTIP units issued to the grantee on the grant date which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.

9. Equity

Offering of Common Stock on a Forward Basis

On August 11, 2021, the Company and the Operating Partnership completed an underwritten public offering of 6,300,000 shares of common stock offered on a forward basis. In connection with the offering, we also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of our common stock. On December 28, 2021, we issued 3,991,000 shares of its common stock for net proceeds of $85.0 million, which shares were issued in partial settlement of the Forward Sales Agreements entered into in connection with the underwritten public offering. No shares were issued during the year ended December 31, 2022. We expect to physically settle the remaining Forward Sales Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock upon one or more such physical settlements. During the year ended December 31, 2022, we extended the date by which settlement of the Forward Sales Agreements will occur to August 14, 2023. Although we expect to settle the Forward Sales Agreements entirely by the physical delivery of shares of its common stock for cash proceeds, we may also elect to cash or net-share settle all or a portion of its obligations under the Forward Sales Agreements, in which case, we may receive, or may owe, cash or shares of its common stock from or to the forward purchasers. The Forward Sales Agreements provide for an initial forward price of $21.64 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sales Agreements. The Forward Sales Agreements are subject to early termination or settlement under certain circumstances.

Redemption of Common Units to Common Stock

During the year ended December 31, 2020, we issued 255,210 shares of our common stock upon the redemption of 255,210 common units in accordance with the terms of the partnership agreement of the Operating Partnership. During the year ended December 31, 2021, we issued 343,515 shares of our common stock upon the redemption of 343,515 common units in accordance with the terms of the partnership agreement of the Operating Partnership. During the year ended December 31, 2022, we issued 204,751 shares of our common stock upon the redemption of 204,751 common units in accordance with the terms of the partnership agreement of the Operating Partnership.

Dividends and Distributions Paid

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2020	April 29, 2020	May 14, 2020	June 25, 2020	0.260
Q2 2020	July 29, 2020	August 13, 2020	September 11, 2020	0.260
Q3 2020	October 27, 2020	November 11, 2020	December 11, 2020	0.260
Q4 2020	February 18, 2021	March 5, 2021	March 17, 2021	0.260
Q1 2021	April 29, 2021	May 14, 2021	May 26, 2021	0.260
Q2 2021	July 27, 2021	August 12, 2021	August 24, 2021	0.265
Q3 2021	October 28, 2021	November 12, 2021	November 24, 2021	0.265
Q4 2021	February 22, 2022	March 10, 2022	March 22, 2022	0.265
Q1 2022	April 27, 2022	May 13, 2022	May 25, 2022	0.265
Q2 2022	July 27, 2022	August 11, 2022	August 23, 2022	0.265
Q3 2022	October 26, 2022	November 11, 2022	November 23, 2022	0.265
Q4 2022	February 22, 2023	March 9, 2023	March 21, 2023	0.265

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

The following table sets forth certain information with respect to issuances, made under the 2019 ATM Program in each fiscal quarter for the year ended December 31, 2022 (amounts in thousands except share amounts):

	ATM Program
For the Year Ended:	Number of Shares Issued(1)	Net Proceeds(1)
December 31, 2020	6,996,824	$160,404
December 31, 2021	3,671,232	$90,005
December 31, 2022	434,925	$9,409

(1)
Shares issued by us, which were all issued in settlement of forward sales transactions. Additionally, as of December 31, 2022, we had entered into forward sales transactions under the 2019 ATM Program for the sale of an additional 1,950,000 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from June 2023 to January 2024. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $21.82 per share, we expect to receive net proceeds of approximately $42.6 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the year ended December 31, 2022.

We used the net proceeds received from such sales for general corporate purposes. As of December 31, 2022, we had $300.0 million of gross sales of its common stock available under the 2021 ATM Program and $87.4 million of gross sales of its common stock available under the 2019 ATM Program.

Share Repurchase Program

On April 28, 2022, our board of directors authorized a share repurchase program whereby we may repurchase up to 4,538,994 shares of its common stock, or approximately 5% of its outstanding shares as of the authorization date. We are not required to purchase shares under the share repurchase program, but may choose to do so in the open market or through privately negotiated transactions at times and amounts based on its evaluation of market conditions and other factors.

No repurchases of shares of our common stock were made under the share repurchase program during the year ended December 31, 2022.

Contribution of Property for Common Units

On May 10, 2022, we acquired NARA – Broomfield for which it issued, as partial consideration, 827,791 common units. The issuance of common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.

On May 20, 2021, we acquired NWS – Kansas City for which it paid, as partial consideration, 975,452 common units. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.

10. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares of common stock and unvested LTIP units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets forth the computation of our basic and diluted earnings per share of common stock for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands, except per share amounts):

	For the years ended December 31,
	2022	2021	2020
Numerator
Net income	$35,562	$33,957	$13,528
Less: Non-controlling interest in Operating Partnership	(4,088)	(3,899)	(1,567)
Net income available to Easterly Government Properties, Inc.	31,474	30,058	11,961
Less: Dividends on participating securities	(546)	(470)	(289)
Net income available to common stockholders	$30,928	$29,588	$11,672
Denominator for basic EPS	90,613,966	84,043,012	78,219,491
Dilutive effect of share-based compensation awards	19,336	52,500	55,567
Dilutive effect of LTIP units (1)	315,399	434,631	507,050
Dilutive effect of shares issuable under forward sales agreements (2)	—	89,247	9,345
Denominator for diluted EPS	90,948,701	84,619,390	78,791,453
Basic EPS	$0.34	$0.35	$0.15
Diluted EPS	$0.34	$0.35	$0.15

(1)
During the years ended December 31, 2022, 2021 and 2020, there were approximately 314,529, 116,595 and 74,481 unvested performance-based LTIP units, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.
(2)
During the years ended December 31, 2022, 2021 and 2020, there were approximately 4,259,000, 326,000 and 2,397,232 shares, respectively, of underlying unsettled forward sales transactions that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

11. Leases

Lessor

We lease commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 18.7 years as of December 31, 2022), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

On September 25, 2020, the FDA – Lenexa development project was substantially completed and a 20-year lease commenced with the GSA for the beneficial use of the FDA. Upon completion and their acceptance of work, the U.S. Government was obligated to pay a $41.7 million lump sum reimbursement to us for landlord improvements in excess of the U.S. Government’s tenant improvement allowance. We recorded the payment as Deferred revenue on the Consolidated Balance Sheet and began amortizing the amount over the life of the lease through Rental income.

The following table summarizes the maturity of fixed lease payments under our leases as of December 31, 2022 (amounts in thousands):

	Payments due by period
	Total	2023	2024	2025	2026	2027	Thereafter
Fixed lease payments	$2,005,456	213,102	198,071	187,050	180,241	168,724	1,058,268

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	Years Ended December 31,
	2022	2021	2019
Fixed	$265,126	$248,399	$221,305
Variable	19,362	18,990	16,826
Property rental revenue	284,488	267,389	238,131

Information about our leases for our development property as of December 31, 2022 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year	162,000
Total					162,000
(1)
L=Laboratory

Lessee

We lease corporate office space under operating lease arrangements in Washington, D.C. and San Diego, CA. The San Diego, CA operating lease terminated on October 31, 2022. In April 2022, we entered into a lease agreement for new office space in San Diego, CA. This lease has a seven year term and a commencement date of October 26, 2022.

The leases include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. We have elected not to separate lease and non-lease components for its corporate office leases.

As of December 31, 2022, the unamortized balances associated with our right-of-use operating lease asset and operating lease liability were $3.5 million and $3.5 million, respectively. As of December 31, 2021, the unamortized balance associated with our right-of-use operating lease asset and operating lease liability for our two commenced office leases was $1.5 million and $1.6 million, respectively. Our right-of-use operating lease asset and operating lease liability were included in “Prepaid expenses and other assets” and “Accounts payable, accrued expenses and other liabilities” on the Consolidated Balance Sheets, respectively as of December 31, 2022, and 2021. We used our incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for our commenced operating leases for the year ended December 31, 2022 and 2021 (amounts in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating lease costs	$624	$421	$458

Other Information
Weighted average remaining lease term (in years)	5.62	4.51	1.01
Weighted average discount rate	3.15%	2.36%	3.83%

In addition, the maturity of future minimum lease payments under our commenced corporate office leases as of December 31, 2022 is summarized in the table below (amounts in thousands):

Year ending December 31,	Payments due by period
2023	586
2024	768
2025	793
2026	661
2027	368
Thereafter	718
Total future minimum lease payments	$3,894
Imputed interest	(418)
Total	$3,476

12. Revenue

The table below sets forth revenue from tenant construction projects disaggregated by tenant agency for the years ended December 31, 2022, 2021, and 2020 (amounts in thousands).

	For the year ended December 31,	For the year ended December 31,	For the year ended December 31,
Tenant	2022	2021	2020
Department of Veteran Affairs ("VA")	$2,373	$1,660	$1,135
Federal Bureau of Investigation ("FBI")	1,307	2,384	2,040
U.S. Joint Staff Command ("JSC")	948	520	89
The Judiciary of the U.S. Government ("JUD")	391	11	12
Food and Drug Administration ("FDA")	346	93	266
Federal Emergency Management Agency ("FEMA")	318	15	422
U.S. Citizenship and Immigration Services ("USCIS")	250	91	—
U.S. Coast Guard ("USCG")	182	98	—
Customs and Border Protection ("CBP")	157	—	23
Occupational Safety and Health Administration ("OSHA")	116	1	—
National Park Service ("NPS")	110	41	116
General Services Administration - Other	42	25	25
Drug Enforcement Administration ("DEA")	40	40	—
Internal Revenue Service ("IRS")	37	207	77
Federal Aviation Administration ("FAA")	29	—	—
Patent and Trademark Office ("PTO")	14	—	8
Immigration and Customs Enforcement ("ICE")	7	57	144
Health Resources and Services Administration ("HRSA")	4	3	—
National Weather Service ("NWS")	2	—	—
Bureau of the Fiscal Service ("BFS")	—	59	34
Department of Energy ("DOE")	—	95	—
Department of Transportation ("DOT")	—	49	8
Environmental Protection Agency ("EPA")	—	204	572
Military Entrance Processing Command ("MEPCOM")	—	18	68
Social Security Administration ("SSA")	—	—	19
	$6,673	$5,671	$5,058

The balance in Accounts receivable related to tenant construction projects and the associated project management income was $6.8 million and $5.0 million, as of December 31, 2022 and 2021, respectively. The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects ongoing as of December 31, 2022 or as of December 31, 2021 with a duration of greater than one year.

During the years ended December 31, 2022, 2021, and 2020, we also recognized $0.4 million, $0.4 million, and $0.6 million, respectively, in parking garage income generated from the operations of parking garages situated on both the Various GSA – Buffalo property and on the Various GSA - Portland property. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied. As of December 31, 2022 and 2021, there was less than $0.1 million in Accounts receivable attributable to parking garage income.

During the years ended December 31, 2022 and 2021, we recognized $0.1 million and $1.1 million in income, respectively, for providing COVID-19 related cleaning services to certain tenants. The income falls within the scope of ASC 606 and is recognized over time as the performance obligation is satisfied. The balance in Accounts receivable related to these services was less than $0.1 million and $0.1 million as of December 31, 2022 and 2021, respectively.

There were no contract assets or liabilities as of December 31, 2022 and 2021.

13. Commitments and Contingencies

a) Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state, and local governments. Our compliance with existing laws has not had a material adverse effect on its financial condition and results of operations, and we do not believe it will have a material adverse effect in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on its current properties or on properties that we may acquire.

b) Tax Protection Agreements

Concurrent with the completion of our initial public offering and the related formation transactions, we also entered into a tax protection agreement with Michael P. Ibe, a director and our Vice Chairman and Executive Vice President — Development and Acquisitions, under which we agreed to indemnify Mr. Ibe for any taxes incurred as a result of a taxable sale of the properties contributed by certain entities beneficially owned by Mr. Ibe in the formation transactions for a period of eight years after the closing of the initial public offering and the formation transactions. We also agreed in the tax protection agreement with Mr. Ibe to use the “traditional method” of making allocations under Section 704(c) of the Code for the eight-year period.

On October 21, 2015, we entered into a second tax protection agreement with Mr. Ibe, under which we agreed to indemnify Mr. Ibe for any taxes incurred as a result of a taxable sale of the DEA – Pleasanton property for a period of eight years after the closing of the acquisition and to offer Mr. Ibe and certain affiliates of Mr. Ibe the opportunity to guarantee, in the aggregate, up to approximately $15.7 million of indebtedness of the Operating Partnership for two years following the contribution of the DEA – Pleasanton property and up to approximately $7.2 million of indebtedness thereafter until the eighth anniversary of the closing of the acquisition, subject to certain conditions. We also agreed in the tax protection agreement with Mr. Ibe to use the “traditional method” of making allocations under Section 704(c) of the Code for the eight-year period.

In connection with our acquisition of a property in 2018, we entered into a tax protection agreement, under which we agreed to indemnify the contributor for any taxes incurred as a result of a taxable sale of such property for a period of two years. We also agreed in the tax protection agreement with the contributor to use the “traditional method” of making allocations under Section 704(c) of the Code for the two-year period. As of December 31, 2020, the applicable tax protection period had expired without a taxable disposition of the property.

In connection with our acquisitions of certain properties in 2020, 2021 and 2022 we entered into a tax protection agreement, under which we agreed to indemnify the contributor for any taxes incurred as a result of a taxable sale of such property for a period of four years. We also agreed in the tax protection agreement with the contributor to use the “traditional method” of making allocations under Section 704(c) of the Code for the four-year period.

Letters of Credit

As of December 31, 2022 and 2021, we had $0.1 million and $0.1 million of standby letters of credit, respectively. There were no draws against these letters of credit during the years ended December 31, 2022 or 2021.

14. Concentration Risk

Concentrations of credit risk arise for us when multiple tenants of the Company are engaged in similar business activities, are located in the same geographic region or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to us. We regularly monitor our tenant base to assess potential concentrations of credit risk.

As stated in Note 1 above, we lease commercial space to the U.S. Government or nongovernmental tenants. At December 31, 2022, the U.S. Government accounted for 96.4% of our total leased square feet and non-governmental tenants accounted for the remaining 3.6% of our total leased square feet. At December 31, 2021, the U.S. Government accounted for 96.0% of our leased square feet and non-governmental tenants accounted for the remaining 4.0% of our total leased square feet.

At December 31, 2022, 17 of our 86 wholly-owned and unconsolidated operating properties were located in California, accounting for approximately 14.8% of our total leased square feet. At December 31, 2021, 17 of our 89 operating properties were located in California, accounting for approximately 15.5% of our total leased square feet. To the extent that weak economic or real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

15. Related Parties

We have reimbursement arrangements with entities controlled by our Chairman and Vice Chairman, which provide for reimbursement of costs paid on our behalf, or those we pay on their behalf. For the years ended December 31, 2022, 2021 and 2020, we were responsible for reimbursing costs of $0.4 million, $0.3 million and $0.1 million, respectively, and received reimbursement for costs of less than $0.1 million, $0.1 million and $0.1 million, respectively.

We provide asset management services to properties owned by the JV. For the years ended December 31, 2022 and 2021 we recognized Asset management fees of $1.4 million and $0.1 million, respectively, and reimbursement for certain costs that we paid on their behalf of $0.1 million and $0.5 million, respectively. No Asset management fees were recognized nor reimbursement for costs paid on behalf of us for the year ended December 31, 2020.

As of December 31, 2022, and 2021, Accounts receivable from related parties was $0.4 million and $0.7 million, respectively. As of December 31, 2022, and 2021, Accounts Payable, accrued expenses and other liabilities included less than $0.1 million owed to related parties.

16. Subsequent Events

For its consolidated financial statements as of December 31, 2022, we evaluated subsequent events as of the filing date of this Annual Report on Form 10-K and noted the following significant events:

On January 3, 2023, we granted an aggregate of 275,924 performance-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan, consisting of (i) 148,633 LTIP units that are subject to us achieving certain total shareholder return performance thresholds (on both an absolute and relative basis) and (ii) 127,291 LTIP units that are subject to us achieving certain operational performance hurdles, through a performance period ending on December 31, 2025. The performance-based LTIP units will vest to the extent earned following the end of the performance period on December 31, 2025. On January 3, 2023, we also granted an aggregate of 219,859 service-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan, which will vest on December 31, 2025. The LTIP units are subject to the grantee's continued employment and the other terms of the awards.

On January 26, 2023, we used $15.7 million of available cash to extinguish the $15.7 million mortgage note obligation on DEA – Pleasanton.

On February 3, 2023, we entered into three SOFR-based interest rate swaps each with a notional value of $100.0 million that were designated as cash flow hedges of interest rate risk. These interest rate swaps will become effective as our existing swaps mature in June and September 2023 and will mature in 2024 and 2025.

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2022

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation(3)(5)	Original Construction Date(s) (Unaudited)	Date Acquired
Aberdeen, MS	C/O	$—	$1,147	$14,044	$235	$1,147	$14,279	$15,426	$2,808	2005	6/17/2015
Alameda, CA	L	—	5,438	4,312	70,372	5,438	74,684	80,122	6,242	2019	8/1/2016
Albany, NY	O	—	1,801	11,544	326	1,801	11,870	13,671	2,473	2004	2/11/2015
Albany, NY	O	—	1,412	17,128	6,553	1,412	23,681	25,093	2,819	1998	11/22/2016
Albuquerque, NM	O	—	3,062	28,201	171	3,062	28,372	31,434	6,227	2011	2/17/2016
Albuquerque, NM	O	—	2,905	23,804	867	2,905	24,671	27,576	5,891	2006	2/11/2015
Albuquerque, NM	O	13,620	2,345	28,611	528	2,345	29,139	31,484	7,944	2011	2/11/2015
Arlington, VA	O	—	14,350	44,442	1,436	14,350	45,878	60,228	12,321	2009	2/11/2015
Bakersfield, CA	O	—	438	2,253	717	438	2,970	3,408	281	2000	10/16/2018
Birmingham, AL	O	—	408	10,853	160	408	11,013	11,421	2,072	2005	7/1/2016
Birmingham, AL	O	—	755	22,537	1,814	755	24,351	25,106	4,058	2005	7/1/2016
Birmingham, AL	O	—	1,410	17,276	47	1,410	17,323	18,733	2,353	2014	11/9/2018
Broomfield, CO	O/W	—	4,002	19,253	11	4,002	19,264	23,266	309	2012	5/10/2022
Brownsburg, IN	OC	—	1,774	26,300	—	1,774	26,300	28,074	767	2021	11/1/2021
Buffalo, NY	O	—	246	80,913	1,861	246	82,774	83,020	13,020	2004	9/13/2018
Charleston, SC	C/O	—	1,325	21,189	1,051	1,325	22,240	23,565	2,288	1999	10/16/2018
Charleston, WV	O	—	551	13,732	1,306	551	15,038	15,589	2,013	1959 / 2000	9/13/2018
Chico, CA	OC	—	5,183	24,405	12	5,183	24,417	29,600	1,631	2019	4/30/2020
Clarksburg, WV	O	—	108	13,421	1,174	108	14,595	14,703	1,722	1999	9/13/2018
Cleveland, OH	O	—	563	18,559	13	563	18,572	19,135	919	1981 / 2021	7/22/2021
Council Bluffs, IO	C/O	—	791	11,984	—	791	11,984	12,775	149	2021	8/23/2022
Dallas, TX	O	—	1,005	14,546	1,100	1,005	15,646	16,651	3,625	2001	2/11/2015
Dallas, TX	L	—	2,753	23,848	2,436	2,753	26,284	29,037	4,487	2001	12/1/2015
Dallas, TX	O	—	740	8,191	614	740	8,805	9,545	1,129	2005	9/13/2018
Del Rio, TX	C/O	—	210	30,676	1,358	210	32,034	32,244	7,248	1992 / 2004	2/11/2015
Des Plaines, IL	O	—	1,742	9,325	310	1,742	9,635	11,377	1,280	1971 / 1999	9/13/2018
El Centro, CA	C/O	—	1,084	20,765	1,471	1,084	22,236	23,320	5,030	2004	2/11/2015
El Paso, TX	O/W	—	2,430	33,649	4,137	2,430	37,786	40,216	2,633	1998 -2005	3/26/2020
Fresno, CA	O	—	1,499	68,309	5,370	1,499	73,679	75,178	15,618	2003	2/11/2015
Golden, CO	O/W	8,641	4,080	8,933	489	4,080	9,422	13,502	1,620	1996 / 2011	5/24/2018
Jackson, TN	C/O	—	332	24,324	359	332	24,683	25,015	1,261	1998	12/24/2020
Kansas City, KS	L	—	828	33,035	1,449	828	34,484	35,312	6,056	2003	7/1/2016
Kansas City, MO	O	—	645	24,431	—	645	24,431	25,076	1,319	1998 / 2020	5/20/2021
Knoxville, TN	O	—	2,840	25,775	298	2,840	26,073	28,913	1,964	2010	3/17/2021
Lakewood, CO	O	—	1,521	32,865	750	1,521	33,615	35,136	8,527	2004	2/11/2015
Lees Summit, MO	O	52,823	2,974	90,858	1,572	2,974	92,430	95,404	3,301	1969 / 1999	10/14/2021

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2021

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation(3)(5)	Original Construction Date(s) (Unaudited)	Date Acquired
Lenexa, KS	O	$—	$4,367	$42,692	$300	$4,367	$42,992	$47,359	$5,191	2007 / 2012	8/22/2019
Lenexa, KS	L	—	649	3,449	62,343	649	65,792	66,441	3,727	2020	5/27/2017
Lincoln, NE	O	—	2,310	26,328	1,236	2,310	27,564	29,874	6,505	2005	11/12/2015
Little Rock, AR	O	—	2,278	19,318	414	2,278	19,732	22,010	4,761	2001	2/11/2015
Loma Linda, CA	OC	126,497	12,476	177,357	320	12,476	177,677	190,153	24,835	2016	6/1/2017
Louisville, KY	O	—	1,005	5,473	84	1,005	5,557	6,562	258	2011	3/17/2021
Louisville, KY	O	—	1,015	21,885	33	1,015	21,918	22,933	1,119	2011	3/17/2021
Lubbock, TX	W/D	—	541	972	—	541	972	1,513	262	2013	2/11/2015
Martinsburg, WV	O	—	1,700	13,294	231	1,700	13,525	15,225	3,166	2007	2/11/2015
Mobile, AL	O	—	2,045	20,400	905	2,045	21,305	23,350	1,177	2001	9/18/2020
Mobile, AL	OC	—	6,311	31,030	(7)	6,311	31,023	37,334	2,126	2018	4/30/2020
New Orleans, LA	O	—	664	24,471	484	664	24,955	25,619	2,273	1999 / 2006	5/9/2019
North Charleston, SC	O	13,555	963	34,987	1,003	963	35,990	36,953	7,874	1994 / 2012	2/11/2015
North Charleston, SC	W	—	918	14,033	—	918	14,033	14,951	758	2020	11/3/2020
Omaha, NE	O	—	4,635	41,319	1,157	4,635	42,476	47,111	11,524	2009	2/11/2015
Omaha, NE	O	—	1,517	14,156	460	1,517	14,616	16,133	3,072	2004	5/19/2016
Orange, CT	OC	—	3,098	23,613	13	3,098	23,626	26,724	1,837	2019	11/21/2019
Parkersburg, WV	O	—	365	52,200	988	365	53,188	53,553	6,536	2004 / 2006	9/13/2018
Pittsburgh, PA	O	—	384	24,877	2,979	384	27,856	28,240	3,333	2001	9/13/2018
Pleasanton, CA	L	15,686	5,765	20,859	182	5,765	21,041	26,806	3,798	2015	10/21/2015
Portland, OR	O	—	4,913	75,794	2,379	4,913	78,173	83,086	8,845	2002	1/31/2019
Richmond, VA	O	—	3,041	23,931	1,888	3,041	25,819	28,860	5,260	2001	12/7/2015
Riverside, CA	O	—	1,983	6,755	1,324	1,983	8,079	10,062	1,638	1997	2/11/2015
Sacramento, CA	O	—	1,434	9,369	2,329	1,434	11,698	13,132	2,658	2002	2/11/2015
Salt Lake City, UT	O	—	2,049	79,955	487	2,049	80,442	82,491	12,082	2012	9/28/2017
San Antonio, TX	O	—	3,745	49,153	1,347	3,745	50,500	54,245	12,100	2007	2/11/2015
San Diego, CA	W	—	3,060	510	914	3,060	1,424	4,484	501	1999	2/11/2015
San Diego, CA	O	—	2,252	12,280	(7,854)	1,216	5,462	6,678	184	2001	9/11/2015
San Diego, CA	O	—	773	2,481	1,031	773	3,512	4,285	757	2003	2/11/2015
San Jose, CA	OC	—	10,419	52,750	6	10,419	52,756	63,175	5,899	2018	7/11/2018
Santa Ana, CA	O	—	6,413	8,635	723	6,413	9,358	15,771	2,487	2004	2/11/2015
Savannah, GA	L	10,025	3,220	10,687	429	3,220	11,116	14,336	2,505	2013	2/11/2015
South Bend, IN	C/O	—	514	6,590	425	514	7,015	7,529	1,181	1996 / 2011	12/23/2016
South Bend, IN	OC	—	3,954	38,503	41	3,954	38,544	42,498	4,943	2017	11/16/2017
Springfield, MO	O	—	118	16,629	44	118	16,673	16,791	704	2002	4/22/2021

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2022

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation(3)(5)	Original Construction Date(s) (Unaudited)	Date Acquired
Sterling, VA	L	$—	$2,556	$21,817	$12,868	$2,556	$34,685	$37,241	$2,158	2001	1/31/2019
Suffolk, VA	O	—	7,141	61,577	4,970	7,141	66,547	73,688	6,192	1993 / 2004	5/8/2019
Tampa, FL	O	—	5,002	57,553	—	5,002	57,553	62,555	908	2005	5/18/2022
Tracy, CA	W	—	2,678	548	29,739	2,678	30,287	32,965	3,167	2018	10/4/2017
Tustin, CA	O	—	8,532	24,279	324	8,532	24,603	33,135	2,520	1979 / 2019	10/22/2019
Upper Marlboro, MD	L	—	5,054	18,301	2,428	5,054	20,729	25,783	1,972	2002	11/15/2018
Vista, CA	L	—	3,998	24,053	1,691	3,998	25,744	29,742	5,084	2002	2/11/2015
Various	Various	—	4,076	15,691	16,092	4,076	31,783	35,859	—	N/A	Various
		$240,847	$214,628	$2,134,845	$257,117	$213,592	$2,392,998	$2,606,590	$321,282

(1)
OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution; M=Manufacturing.
(2)
Includes the unamortized balance of the fair value adjustments.
(3)
Includes asset impairments recognized, write-offs of involuntary conversions and write-offs of acquired tenant improvements upon the tenant vacating the space.
(4)
Excludes value of real estate intangibles.
(5)
Depreciation of real estate property is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets range from 5 to 40 years or to the term of the underlying lease.

The aggregate cost and accumulated depreciation for tax purposes was approximately $2,540.3 million and $383.6 million, respectively.

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2022

(Amounts in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2019	2,144,795	156,069
Additions	285,882	58,437
Dispositions	(8,803)	(1,293)
Balance at December 31, 2020	2,421,874	213,213
Additions	261,347	65,015
Dispositions	(6,656)	(851)
Balance at December 31, 2021	2,676,565	277,377
Additions	135,914	69,999
Dispositions	(198,214)	(23,960)
Real estate impaired (1)	(7,675)	(2,134)
Balance at December 31, 2022	2,606,590	321,282
(1)
During the quarter ended September 30, 2022, we recognized an impairment loss totaling approximately $5.5 million for its ICE – Otay. See Note 3 and Note 7 for additional information.