Form 10-Q
period 2023-03-31
Easterly Government Properties, Inc.
filed 2023-05-02
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 25, 2023, the registrant had 93,389,906 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	March 31, 2023	December 31, 2022
Assets
Real estate properties, net	$2,277,307	$2,285,308
Cash and cash equivalents	8,852	7,578
Restricted cash	11,621	9,696
Tenant accounts receivable	58,334	58,835
Investment in unconsolidated real estate venture	270,889	271,644
Intangible assets, net	151,335	157,282
Interest rate swaps	2,460	4,020
Prepaid expenses and other assets	38,488	35,022
Total assets	$2,819,286	$2,829,385

Liabilities
Revolving credit facility	49,500	65,500
Term loan facilities, net	249,079	248,972
Notes payable, net	696,171	696,052
Mortgage notes payable, net	223,942	240,847
Intangible liabilities, net	15,392	16,387
Deferred revenue	81,881	83,309
Interest rate swaps	454	—
Accounts payable, accrued expenses and other liabilities	62,828	67,336
Total liabilities	1,379,247	1,418,403

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 93,389,906 and 90,814,021 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	934	908
Additional paid-in capital	1,672,467	1,622,913
Retained earnings	97,388	93,497
Cumulative dividends	(500,051)	(475,983)
Accumulated other comprehensive income (loss)	1,773	3,546
Total stockholders’ equity	1,272,511	1,244,881
Non-controlling interest in Operating Partnership	167,528	166,101
Total equity	1,440,039	1,410,982
Total liabilities and equity	$2,819,286	$2,829,385

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended March 31,
	2023	2022
Revenues
Rental income	$68,148	$70,439
Tenant reimbursements	2,075	1,144
Asset management income	517	248
Other income	480	471
Total revenues	71,220	72,302
Expenses
Property operating	17,888	15,458
Real estate taxes	7,468	7,826
Depreciation and amortization	23,081	24,159
Acquisition costs	461	362
Corporate general and administrative	7,295	5,983
Total expenses	56,193	53,788
Other income (expense)
Income from unconsolidated real estate venture	1,402	631
Interest expense, net	(12,015)	(10,882)
Net income	4,414	8,263
Non-controlling interest in Operating Partnership	(523)	(922)
Net income available to Easterly Government Properties, Inc.	$3,891	$7,341
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08
Weighted-average common shares outstanding
Basic	91,099,357	90,150,518
Diluted	91,329,140	90,571,571
Dividends declared per common share	$0.265	$0.265

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2023	2022
Net income	$4,414	$8,263
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps, net	(2,013)	5,507
Other comprehensive income (loss)	(2,013)	5,507
Comprehensive income	2,401	13,770
Non-controlling interest in Operating Partnership	(523)	(922)
Other comprehensive (income) loss attributable to non-controlling interest	240	(607)
Comprehensive income attributable to Easterly Government Properties, Inc.	$2,118	$12,241

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$4,414	$8,263
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,081	24,159
Straight line rent	(463)	(982)
Income from unconsolidated real estate venture	(1,402)	(631)
Amortization of above- / below-market leases	(700)	(860)
Amortization of unearned revenue	(1,484)	(1,398)
Amortization of loan premium / discount	(270)	(285)
Amortization of deferred financing costs	514	509
Amortization of lease inducements	216	212
Distributions from investment in unconsolidated real estate venture	2,158	1,819
Non-cash compensation	1,668	1,629
Net change in:
Tenant accounts receivable	734	1,235
Prepaid expenses and other assets	(4,313)	(4,728)
Deferred revenue associated with operating leases	55	175
Principal payments on operating lease obligations	(127)	(95)
Accounts payable, accrued expenses and other liabilities	(2,456)	(4,910)
Net cash provided by operating activities	21,625	24,112
Cash flows from investing activities
Real estate acquisitions and deposits	124	(498)
Additions to operating properties	(7,756)	(5,275)
Additions to development properties	(2,944)	(965)
Investment in unconsolidated real estate venture	—	(21,723)
Net cash used in investing activities	(10,576)	(28,461)
Cash flows from financing activities
Issuance of common shares	52,414	9,504
Credit facility draws	20,750	32,000
Credit facility repayments	(36,750)	(11,500)
Repayments of mortgage notes payable	(16,744)	(1,300)
Dividends and distributions paid	(27,464)	(27,035)
Payment of offering costs	(56)	(125)
Net cash provided by (used in) financing activities	(7,850)	1,544
Net increase (decrease) in Cash and cash equivalents and Restricted cash	3,199	(2,805)
Cash and cash equivalents and Restricted cash, beginning of period	17,274	20,143
Cash and cash equivalents and Restricted cash, end of period	$20,473	$17,338

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the three months ended March 31,
	2023	2022
Cash paid for interest (net of capitalized interest of $339 and $257 in 2023 and 2022, respectively)	$11,080	$9,705
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$2,255	$2,360
Additions to development properties accrued, not paid	5,380	3,299
Offering costs accrued, not paid	10	10
Deferred asset acquisition costs accrued, not paid	1	2
Unrealized gain (loss) on interest rate swaps, net	(2,013)	5,507
Properties acquired for Common Units	219	—
Recognition of operating lease right-of-use assets	—	101
Recognition of liabilities related to operating lease right-of-use assets	—	101
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(140)	$(2,700)
Common stock	—	2
Additional paid-in capital	140	2,698
Total	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements (unaudited)

1. Organization and Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2022, and related notes thereto, included in the Annual Report on Form 10-K of Easterly Government Properties, Inc. (the “Company”) for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2023.

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

We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of March 31, 2023, we wholly owned 78 operating properties and eight operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 8.6 million leased square feet, including 85 operating properties that were leased primarily to U.S. Government tenant agencies and one operating property that was entirely leased to a private tenant. As of March 31, 2023, our operating properties were 98% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership. We owned approximately 88.4% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at March 31, 2023. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2023 and December 31, 2022, the consolidated results of operations for the three months ended March 31, 2023 and 2022, and the consolidated cash flows for the three months ended March 31, 2023 and 2022. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the impact of extraordinary events, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2. Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of our condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

3. Real Estate and Intangibles

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of March 31, 2023 (amounts in thousands):

Total
Real estate properties, net
Land	$213,592
Building and improvements	2,285,139
Acquired tenant improvements	81,666
Construction in progress	35,211
Accumulated depreciation	(338,301)
Total Real estate properties, net	2,277,307
Intangible assets, net
In-place leases	271,066
Acquired leasing commissions	68,642
Above market leases	14,620
Payment in lieu of taxes	6,394
Accumulated amortization	(209,387)
Total Intangible assets, net	151,335
Intangible liabilities, net
Below market leases	(72,037)
Accumulated amortization	56,645
Total Intangible liabilities, net	(15,392)

No operating properties were acquired or disposed of during the three months ended March 31, 2023.

During the three months ended March 31, 2023, we incurred $0.5 million of acquisition-related expenses mainly consisting of internal costs associated with future property acquisitions.

The following table summarizes the scheduled amortization of our acquired above- and below-market lease intangibles for each of the five succeeding years as of March 31, 2023 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2023 (1)	$882	$(2,912)
2024	1,129	(2,938)
2025	1,097	(2,246)
2026	1,096	(2,008)
2027	1,096	(1,783)
(1)
Represents the nine months ended December 31, 2023.

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in the JV (dollars in thousands):

		As of March 31,
Joint Venture	Ownership Interest	2023
MedBase Venture	53.0%	$270,889

On October 13, 2021, we formed an unconsolidated real estate venture, which we refer to as the JV, with a global investor to fund the acquisition of a portfolio of ten properties anticipated to encompass 1,214,165 leased square feet (the "VA Portfolio"). We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement.

No operating properties were acquired by the JV during the three months ended March 31, 2023. As of March 31, 2023, eight of the ten properties in the VA Portfolio had been acquired by the JV.

We provide asset management services to the JV. We recognized asset management service revenue of $0.5 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

The following is a summary of financial information for the JV (amounts in thousands):

As of March 31,
Balance sheet information:	2023
Real estate, net	$428,254
Other assets, net (1)	90,287
Total assets	$518,541

Total liabilities (2)	$8,069
Total equity	510,472
Total liabilities and equity	$518,541

Company’s share of equity	$270,514
Basis differential (3)	375
Carrying value of the Company’s investment in the unconsolidated venture	$270,889

(1)
At March 31, 2023, this amount included right-of-use assets - finance leases totaling approximately $4.9 million representing a ground lease at VA – Lubbock.
(2)
At March 31, 2023, this amount included lease liabilities - finance leases totaling approximately $5.0 million representing a ground lease at VA – Lubbock.
(3)
This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level.

	For the three months ended March 31,
Income statement information:	2023	2022
Total revenue	$9,780	$4,698
Operating income	2,687	1,231
Net income	2,646	1,190

Company’s share of net income	$1,402	$631

5. Debt

At March 31, 2023, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2023	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$49,500	S + 145 bps	July 2025 (3)
Total revolving credit facility	49,500

Term loan facilities:
2016 term loan facility	100,000	2.82% (5)	March 2024
2018 term loan facility (4)	150,000	3.98% (6)	July 2026
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(921)
Total term loan facilities, net	249,079

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
Total notes payable	700,000
Less: Total unamortized deferred financing fees	(3,829)
Total notes payable, net	696,171

Mortgage notes payable:
VA – Golden	8,594	5.00% (7)	April 2024
USFS II – Albuquerque	12,992	4.46% (7)	July 2026
ICE – Charleston	13,086	4.21% (7)	January 2027
VA – Loma Linda	127,500	3.59% (7)	July 2027
CBP – Savannah	10,182	3.40% (7)	July 2033
USCIS – Kansas City	51,500	3.68% (7)	August 2024
Total mortgage notes payable	223,854
Less: Total unamortized deferred financing fees	(1,282)
Less: Total unamortized premium/discount	1,370
Total mortgage notes payable, net	223,942

Total debt	$1,218,692
(1)
At March 31, 2023, the one-month SOFR (“S”) was 4.80%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.
(2)
Our revolving credit facility had available capacity of $400.4 million at March 31, 2023 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.
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

As of March 31, 2023, the net carrying value of real estate collateralizing our mortgages payable totaled $354.3 million. See Note 7 for the fair value of our debt instruments.

On January 26, 2023, we used $15.7 million of available cash to extinguish the mortgage note obligation on DEA – Pleasanton.

On February 3, 2023, we entered into three SOFR-based interest rate swaps each with a notional value of $100.0 million that were designated as cash flow hedges of interest rate risk. These interest rate swaps will become effective as our existing swaps mature in June and September 2023 and will mature in 2024 and 2025.

Financial Covenant Considerations

As of March 31, 2023, we were in compliance with all financial and other covenants related to our debt.

6. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of March 31, 2023 (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	1.37%	One-Month SOFR CME Term	November 29, 2022	September 29, 2023	$1,712
$150,000	2.58%	One-Month SOFR CME Term	December 23, 2022	June 19, 2023	$748
$100,000	4.01%	USD-SOFR with -5 Day Lookback	June 23, 2023	March 23, 2025	$(153)
$100,000	3.70%	USD-SOFR with -5 Day Lookback	September 29, 2023	June 29, 2025	$(116)
$100,000	4.18%	USD-SOFR with -5 Day Lookback	June 23, 2023	December 23, 2024	$(185)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet (amounts in thousands):

Balance Sheet Line Item	As of March 31, 2023
Interest rate swaps - Asset	$2,460
Interest rate swaps - Liability	(454)

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on our variable rate debt.

We estimate that $3.5 million will be reclassified from AOCI as a decrease to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (amounts in thousands):

	For the three months ended March 31,
	2023	2022
Unrealized gain (loss) recognized in AOCI	$(506)	$4,239
Gain (loss) reclassified from AOCI into interest expense	1,507	(1,268)

Credit-Risk-Related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on such indebtedness. As of March 31, 2023, we were not in a net liability position with any derivative counterparty. As of March 31, 2023, we were in compliance with these agreements and had not posted any collateral related to these agreements.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of March 31, 2023 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of March 31, 2023
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$2,460	$—
Interest rate swaps - Liability	$—	$(454)	$—

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

Financial assets and liabilities not measured at fair value

As of March 31, 2023, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	As of March 31, 2023
Financial liabilities	Carrying Amount (1)	Fair Value (2)

Revolving credit facility	$49,500	$49,500
2016 term loan facility	$100,000	$100,000
2018 term loan facility	$150,000	$150,000
Notes payable	$700,000	$598,124
Mortgages payable	$223,854	$211,459
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

We value our non-vested restricted share awards at the grant date fair value, which was the market price of our common stock as of the applicable grant date. Compensation expense related to restricted common stock awards was $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

The fair value of restricted stock that vested was less than $0.1 million and $1.1 million during the three months ended March 31, 2023 and 2022, respectively, based on the market price at the vesting date. The balance of unamortized restricted stock expense as of March 31, 2023 was $0.3 million, which is expected to be recognized over a weighted‑average period of 1.4 years.

A summary of the status of our restricted shares as of March 31, 2023 and changes during the three months ended March 31, 2023 is presented below:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2022	41,315	$19.94
Vested	(2,622)	21.76
Granted	6,686	13.54
Forfeited	—	—
Outstanding, March 31, 2023	45,379	$18.89

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

The following is a summary of our granted LTIP unit awards during the three months ended March 31, 2023:

Award Type	Grant Date	Performance Period End Date	Vest Date	Units Granted

Service	January 3, 2023	—	December 31, 2025	219,859
Operational	January 3, 2023	December 31, 2025	[1]	127,291
Performance	January 3, 2023	December 31, 2025	[1]	148,633
Service	March 2, 2023	—	March 2, 2026	3,438
2023 LTIP Grant				499,221
(1)
Earned units will vest on the date of compensation committee determination of performance.

We value our operational LTIP unit awards that are subject to us achieving certain performance conditions at the grant date fair value, which is the market price of our common stock as of the applicable grant date. We value our service-based LTIP unit awards at the grant date fair value, which is the market price of our common stock as of the applicable grant date, discounted by the risk related to the timing of book-up events. For the performance LTIP unit awards granted that are subject to us achieving certain total shareholder return thresholds, we used a Monte Carlo Simulation (risk-neutral approach) to determine the grant date fair value.

The following is a summary of the significant assumptions used to value the total shareholder return for performance-based LTIP units during the three months ended March 31, 2023:

Expected volatility	29.0%
Dividend yield	5.6%
Risk-free interest rate	4.2%
Expected life	3 years

The fair value of LTIP units that vested were $3.8 million and $5.3 million during the three months ended March 31, 2023 and 2022, respectively, based on the market price at the vesting date. Compensation expense related to LTIP unit awards was $1.5 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. The balance of unamortized LTIP expense as of March 31, 2023 was $10.8 million, which is expected to be recognized over a weighted‑average period of 2.1 years. As of March 31, 2023, management considers it probable that the operational performance conditions on our unvested grants will be achieved.

A summary of the status of our LTIP units as of March 31, 2023 and changes during the three months ended March 31, 2023 are presented below:

	LTIP Units (1)	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2022	896,665	$19.90
Vested	(193,332)	21.82
Granted	499,221	12.23
Forfeited	(85,352)	18.30
Outstanding, March 31, 2023	1,117,202	$16.26
(1)
Reflects the number of LTIP units issued to the grantee on the date which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.

9. Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended March 31, 2023 and 2022 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended March 31, 2023
Balance at December 31, 2022	90,814,021	$908	$1,622,913	$93,497	$(475,983)	$3,546	$166,101	$1,410,982
Stock based compensation	—	—	145	—	—	—	1,523	1,668
Dividends and distributions paid ($0.265 per share)	—	—	—	—	(24,068)	—	(3,395)	(27,463)
Grant of unvested restricted stock	6,686	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	10,199	—	140	—	—	—	(140)	—
Issuance of common stock, net	2,559,000	26	52,206	—	—	—	—	52,232
Contribution of property for common units	—	—	—	—	—	—	219	219
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(1,773)	(240)	(2,013)
Net income	—	—	—	3,891	—	—	523	4,414
Allocation of non-controlling interest in Operating Partnership	—	—	(2,937)	—	—	—	2,937	—
Balance at March 31, 2023	93,389,906	$934	$1,672,467	$97,388	$(500,051)	$1,773	$167,528	$1,440,039
Three months ended March 31, 2022
Balance at December 31, 2021	90,147,868	$901	$1,604,712	$62,023	$(379,895)	$(5,072)	$158,912	$1,441,581
Stock based compensation	—	—	183	—	—	—	1,446	1,629
Dividends and distributions paid ($0.265 per share)	—	—	—	—	(23,893)	—	(3,141)	(27,034)
Grant of unvested restricted stock	7,353	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	189,751	2	2,698	—	—	—	(2,700)	—
Issuance of common stock, net	434,925	5	9,394	—	—	—	—	9,399
Unrealized gain on interest rate swaps, net	—	—	—	—	—	4,900	607	5,507
Net income	—	—	—	7,341	—	—	922	8,263
Allocation of non-controlling interest in Operating Partnership	—	—	(2,189)	—	—	—	2,189	—
Balance at March 31, 2022	90,779,897	$908	$1,614,798	$69,364	$(403,788)	$(172)	$158,235	$1,439,345

A summary of dividends declared by our board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2023	April 26, 2023	May 11, 2023	May 23, 2023	$0.265
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

Offering of Common Stock on a Forward Basis

On August 11, 2021, we completed an underwritten public offering of 6,300,000 shares of common stock offered on a forward basis. In connection with the offering, we also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of our common stock. On December 28, 2021, we issued 3,991,000 shares of our common stock for net proceeds of $85.0 million, which shares were issued in partial settlement of the Forward Sales Agreements entered into in connection with the underwritten public offering. During the three months ended March 31, 2023, we issued 2,309,000 shares of common stock under the Forward Sale Agreements and received net cash proceeds of approximately $46.8 million. As of March 31, 2023, all shares of common stock under the Forward Sales Agreements had been issued and settled.

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

The following table sets forth certain information with respect to issuances under the 2019 ATM Program during the three months ended March 31, 2023 (amounts in thousands except share amounts):

	2019 ATM Program
For the three months ended	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2023	250,000	$5,562
Total	250,000	$5,562

(1)
Shares were all issued in settlement of forward sales transactions. Additionally, as of March 31, 2023, we had entered into forward sales transactions under the 2019 ATM Program for the sale of an additional 1,700,000 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from June 2023 to December 2023. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $21.61 per share, we expect to receive net proceeds of approximately $36.7 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the three months ended March 31, 2023.

We used the net proceeds received from such sales for general corporate purposes. As of March 31, 2023, we had approximately $300.0 million of gross sales of our common stock available under the 2021 ATM Program and $87.4 million of gross sales of common stock available under the 2019 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the three months ended March 31, 2023.

Contribution of Property for Common Units

On January 25, 2023, the Operating Partnership issued 12,391 common units and fully settled a contingent earn-out liability in connection with our acquisition of FBI / DEA - El Paso on May 26, 2020. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.

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

The following table sets forth the computation of our basic and diluted earnings per share of common stock for the three months ended March 31, 2023 and 2022 (amounts in thousands, except per share amounts):

	For the three months ended March 31,
	2023	2022
Numerator
Net income	$4,414	$8,263
Less: Non-controlling interest in Operating Partnership	(523)	(922)
Net income available to Easterly Government Properties, Inc.	3,891	7,341
Less: Dividends on participating securities	(148)	(135)
Net income available to common stockholders	$3,743	$7,206
Denominator for basic EPS	91,099,357	90,150,518
Dilutive effect of share-based compensation awards	23,556	36,929
Dilutive effect of LTIP units (1)	206,227	304,861
Dilutive effect of shares issuable under forward sale agreements (2)	—	79,263
Denominator for diluted EPS	91,329,140	90,571,571
Basic EPS	$0.04	$0.08
Diluted EPS	$0.04	$0.08

(1)
During the three months ended March 31, 2023 and 2022, there were 347,419 and 355,290 unvested performance-based LTIP units, respectively, that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.
(2)
During the three months ended March 31, 2023 and 2022, there were 1,700,000 and 500,000 shares, respectively, of underlying unsettled forward sales transactions that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.

11. Leases

Lessor

We lease commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 18.9 years as of March 31, 2023), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

The following table summarizes the maturity of fixed lease payments under our leases as of March 31, 2023 (amounts in thousands):

	Payments due by period
	Total	2023 (1)	2024	2025	2026	2027	Thereafter
Fixed lease payments	$1,965,728	159,517	200,215	189,222	182,419	170,914	1,063,441
(1)
Represents the nine months ending December 31, 2023.

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	For the three months ended March 31,
	2023	2022
Fixed	$62,924	$65,447
Variable	5,224	4,992
Rental income	68,148	70,439

Lessee

We lease corporate office space under operating lease arrangements in Washington, D.C. and San Diego, CA. The leases include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. We have elected not to separate lease and non-lease components for our corporate office leases.

As of March 31, 2023, the unamortized balances associated with our right-of-use operating lease asset and operating lease liability were $3.4 million and $3.4 million, respectively. We used our incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for our commenced operating leases for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	For the three months ended March 31,
	2023	2022
Cash flows from operating lease costs	$131	$101

In addition, the maturity of fixed lease payments under our commenced corporate office leases as of March 31, 2023 is summarized in the table below (amounts in thousands):

Corporate office leases	Payments due by period
2023 (1)	455
2024	768
2025	793
2026	661
2027	368
Thereafter	718
Total future minimum lease payments	$3,763
Imputed interest	(396)
Total	$3,367
(1)
Represents the nine months ended December 31, 2023.

12. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three months ended March 31, 2023 (amounts in thousands):

	For the three months ended March 31,
Tenant	2023	2022

Department of Veteran Affairs (“VA”)	$933	$99
U.S. Joint Staff Command (“JSC”)	602	292
Federal Bureau of Investigation (“FBI”)	323	226
U.S. Coast Guard (“USCG”)	147	33
Department of Transportation (“DOT”)	120	—
Customs and Border Protection (“CBP”)	79	120
Immigration and Customs Enforcement (“ICE”)	71	—
Federal Emergency Management Agency (“FEMA”)	19	—
Food and Drug Administration (“FDA”)	9	204
The Judiciary of the U.S. Government (“JUD”)	4	4
Internal Revenue Service (“IRS”)	3	33
U.S. Citizenship and Immigration Services (“USCIS”)	—	110
National Park Services (“NPS”)	—	99
Occupational Safety and Health Administration (“OSHA”)	—	46
Patent and Trademark Office (“PTO”)	—	2
Health Resources and Services Administration (“HRSA”)	—	4
	$2,310	$1,272

As of both March 31, 2023 and December 31, 2022 the balance in Accounts receivable related to tenant construction projects and the associated project management income was $6.8 million.

The duration of the majority of tenant construction project reimbursement arrangements is less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects on-going as of March 31, 2023 with a duration of greater than one year.

During each of the three months ended March 31, 2023 and 2022, we recognized $0.1 million in parking garage income generated from the operations of parking garages situated on the Various GSA – Buffalo property and on the Various GSA – Portland property. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied. As of both March 31, 2023 and December 31, 2022, the balance in Accounts receivable related to parking garage income was less than $0.1 million.

During each of the three months ended March 31, 2023 and 2022, we recognized less than $0.1 million in income for providing COVID-19 related cleaning services to certain tenants. The income falls within the scope of ASC 606 and is recognized over time as the performance obligation is satisfied. The balance in Accounts receivable related to these services was less than $0.1 million as of both March 31, 2023 and December 31, 2022.

There were no contract assets or liabilities as of March 31, 2023 or December 31, 2022.

13. Concentrations Risk

Concentrations of credit risk arise for us when multiple of our tenants are engaged in similar business activities, are located in the same geographic region or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including obligations owed to us. We regularly monitor our tenant base to assess potential concentrations of credit risk.

As stated in Note 1 above, we lease commercial space to the U.S. Government or non-governmental tenants. At March 31, 2023, the U.S. Government accounted for approximately 98.4% of our total annualized lease income and non-governmental tenants accounted for the remaining approximately 1.6%.

Seventeen of our 86 wholly-owned and unconsolidated operating properties are located in California, accounting for approximately 14.9% of our total leased square feet and approximately 19.9% of our total annualized lease income as of March 31, 2023. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

14. Related Parties

We provide asset management services to properties owned by the JV. For the three months ended March 31, 2023 and 2022, we recognized Asset management income of $0.5 million and $0.2 million, respectively.

15. Subsequent Events

For our consolidated financial statements as of March 31, 2023, we evaluated subsequent events and noted no significant events.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•
the factors included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and the factors included under the heading “Risk Factors” in our other public filings;
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

For a further discussion of these and other factors that could affect us and the statements contained herein, see the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as may be supplemented or amended from time to time.

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

We are an internally managed real estate investment trust (“REIT”), focused primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate substantially all of our revenue by leasing our properties to such agencies, either directly or through the U.S. General Services Administration (“GSA”). Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation.

We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of March 31, 2023, we wholly owned 78 operating properties and eight operating properties through an unconsolidated joint venture (the “JV”) in the United States encompassing approximately 8.6 million leased square feet (8.2 million pro rata), including 85 operating properties that were leased primarily to U.S. Government tenant agencies and one operating property that was entirely leased to a private tenant. As of March 31, 2023, our operating properties were 98% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the operating partnership and owned approximately 88.4% of the aggregate limited partnership interests in the operating partnership, which we refer to herein as common units, as of March 31, 2023. We have elected to be taxed as a REIT and we believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Operating Properties

As of March 31, 2023, our operating properties were 98% leased with a weighted average annualized lease income per leased square foot of $35.25 ($34.92 pro rata) and a weighted average age of approximately 14.1 years based on the date the property was built or renovated-to-suit, where applicable. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at March 31, 2023, and it includes properties held by the JV:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,592,068	5.6%	$50.65
USCIS - Kansas City (3)	Lee's Summit, MO	O/W	2023 - 2042	437,033	10,674,034	3.6%	24.42
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,356,881	2.8%	20.70
IRS - Fresno	Fresno, CA	O	2033	180,481	6,997,400	2.3%	38.77
Various GSA - Portland (4)	Portland, OR	O	2023 - 2039	211,955	6,973,269	2.3%	32.90
Various GSA - Chicago	Des Plaines, IL	O	2023	202,185	6,971,858	2.3%	34.48
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,898,186	2.3%	40.69
Various GSA - Buffalo (5)	Buffalo, NY	O	2025 - 2039	273,678	6,731,208	2.2%	24.60
VA - San Jose	San Jose, CA	OC	2038	90,085	5,737,397	1.9%	63.69
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,684,119	1.9%	33.52
PTO - Arlington	Arlington, VA	O	2035	190,546	5,366,691	1.8%	28.16
FBI - San Antonio	San Antonio, TX	O	2025	148,584	5,267,027	1.7%	35.45
FBI - Tampa	Tampa, FL	O	2040	138,000	5,177,074	1.7%	37.52
FDA - Alameda	Alameda, CA	L	2039	69,624	4,840,290	1.6%	69.52
FBI / DEA - El Paso	El Paso, TX	O/W	2028	203,683	4,647,160	1.5%	22.82
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,613,470	1.5%	21.93
FBI - Omaha	Omaha, NE	O	2024	112,196	4,451,732	1.5%	39.68
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,323,125	1.4%	23.69
EPA - Kansas City	Kansas City, KS	L	2043	71,979	4,146,134	1.4%	57.60
FDA - Lenexa	Lenexa, KS	L	2040	59,690	4,091,805	1.3%	68.55
VA - South Bend	Mishakawa, IN	OC	2032	86,363	4,082,809	1.3%	47.27
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	3,981,726	1.3%	39.80
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,924,302	1.3%	28.50
VA - Mobile	Mobile, AL	OC	2033	79,212	3,910,542	1.3%	49.37
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,863,871	1.3%	28.07
DOT - Lakewood	Lakewood, CO	O	2024	122,225	3,678,037	1.2%	30.09
FBI - Knoxville	Knoxville, TN	O	2025	99,130	3,577,235	1.2%	36.09
FBI - Birmingham	Birmingham, AL	O	2042	96,278	3,433,823	1.1%	35.67
ICE - Charleston	North Charleston, SC	O	2027	65,124	3,334,548	1.1%	51.20
FBI - Richmond	Richmond, VA	O	2041	96,607	3,310,029	1.1%	34.26
VA - Chico	Chico, CA	OC	2034	51,647	3,304,068	1.1%	63.97
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,249,945	1.1%	32.92
FBI - Little Rock	Little Rock, AR	O	2041	102,377	3,189,062	1.1%	31.15

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,152,924	1.0%	47.19
DEA - Vista	Vista, CA	L	2035	52,293	3,107,574	1.0%	59.43
USFS I - Albuquerque	Albuquerque, NM	O	2026	92,455	3,100,074	1.0%	33.53
VA - Orange	Orange, CT	OC	2034	56,330	2,973,558	1.0%	52.79
VA - Indianapolis	Brownsburg, IN	OC	2041	80,000	2,929,518	1.0%	36.62
JUD - Del Rio	Del Rio, TX	C/O	2024	89,880	2,912,350	1.0%	32.40
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,822,205	0.9%	39.69
DEA - Dallas Lab	Dallas, TX	L	2038	49,723	2,815,064	0.9%	56.61
FBI - Mobile	Mobile, AL	O	2029	76,112	2,803,577	0.9%	36.83
JUD - El Centro	El Centro, CA	C/O	2034	43,345	2,765,592	0.9%	63.80
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,741,422	0.9%	64.53
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,722,706	0.9%	53.41
SSA - Charleston	Charleston, WV	O	2024	110,000	2,692,983	0.9%	24.48
FBI - Albany	Albany, NY	O	2036	69,476	2,680,474	0.9%	38.58
DEA - Sterling	Sterling, VA	L	2038	49,692	2,613,098	0.9%	52.59
USAO - Louisville	Louisville, KY	O	2031	60,000	2,538,340	0.8%	42.31
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,529,231	0.8%	30.23
NARA - Broomfield	Broomfield, CO	O/W	2032	161,730	2,359,069	0.8%	14.59
JUD - Charleston	Charleston, SC	C/O	2040	52,339	2,337,677	0.8%	44.66
DEA - Dallas	Dallas, TX	O	2041	71,827	2,253,538	0.7%	31.37
Various GSA - Cleveland (6)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,250,294	0.7%	36.66
CBP - Savannah	Savannah, GA	L	2033	35,000	2,211,067	0.7%	63.17
NWS - Kansas City	Kansas City, MO	O	2033	94,378	2,150,697	0.7%	22.79
JUD - Jackson	Jackson, TN	C/O	2043	73,397	2,065,187	0.7%	28.14
DEA - Santa Ana	Santa Ana, CA	O	2029	39,905	1,982,919	0.7%	49.69
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,896,686	0.6%	49.95
NPS - Omaha	Omaha, NE	O	2024	62,772	1,830,711	0.6%	29.16
VA - Golden	Golden, CO	O/W	2026	56,753	1,722,618	0.6%	30.35
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,583,892	0.5%	26.60
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,559,837	0.5%	33.20
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,521,309	0.5%	23.86
VA - Charleston	North Charleston, SC	W	2040	97,718	1,472,208	0.5%	15.07
DEA - Birmingham	Birmingham, AL	O	2023	35,616	1,442,564	0.5%	40.50
DEA - Albany	Albany, NY	O	2025	31,976	1,398,185	0.5%	43.73
USAO - Springfield	Springfield, IL	O	2038	43,600	1,372,735	0.5%	31.48
DEA - Riverside	Riverside, CA	O	2032	34,354	1,305,270	0.4%	37.99

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
JUD - Council Bluffs	Council Bluffs, IA	C/O	2041	28,900	1,283,504	0.4%	44.41
SSA - Dallas	Dallas, TX	O	2035	27,200	1,056,391	0.3%	38.84
JUD - South Bend	South Bend, IN	C/O	2027	30,119	794,166	0.3%	26.37
ICE - Louisville	Louisville, KY	O	2036	17,420	647,616	0.2%	37.18
DEA - San Diego	San Diego, CA	W	2032	16,100	552,232	0.2%	34.30
SSA - San Diego	San Diego, CA	O	2032	10,059	442,607	0.1%	44.00
DEA - Bakersfield	Bakersfield, CA	O	2038	9,800	402,401	0.1%	41.06
ICE - Otay	San Diego, CA	O	2027	7,434	256,782	0.1%	34.54
Subtotal				7,578,547	$263,433,777	87.0%	$34.76

Wholly Owned Privately Leased Property
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	401,112	0.1%	5.72
Subtotal				70,078	$401,112	0.1%	$5.72

Wholly Owned Properties Total / Weighted Average				7,648,625	$263,834,889	87.1%	$34.49

Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - Phoenix (7)	Phoenix, AZ	OC	2042	257,294	$10,649,798	3.5%	$41.39
VA - San Antonio (7)	San Antonio, TX	OC	2041	226,148	9,212,310	3.0%	40.74
VA - Chattanooga (7)	Chattanooga, TN	OC	2035	94,566	4,202,264	1.4%	44.44
VA - Lubbock (7) (8)	Lubbock, TX	OC	2040	120,916	4,028,817	1.3%	33.32
VA - Marietta (7)	Marietta, GA	OC	2041	76,882	3,880,070	1.3%	50.47
VA - Birmingham (7)	Irondale, AL	OC	2041	77,128	3,154,679	1.0%	40.90
VA - Columbus (7)	Columbus, GA	OC	2042	67,793	2,898,223	1.0%	42.75
VA - Lenexa (7)	Lenexa, KS	OC	2041	31,062	1,303,118	0.4%	41.95
Subtotal				951,789	$39,329,279	12.9%	$41.32

Total / Weighted Average				8,600,414	$303,164,168	100.0%	$35.25

Total / Weighted Average at Easterly's Share				8,153,072	$284,679,407		$34.92
(1)
OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution.
(2)
The year of lease expiration does not include renewal options.
(3)
Private tenants occupy 120,715 leased square feet.
(4)
Private tenants occupy 36,610 leased square feet.
(5)
Private tenants occupy 14,274 leased square feet.
(6)
A private tenant occupies 11,402 leased square feet.
(7)
We own 53.0% of the property through an unconsolidated joint venture.
(8)
Asset is subject to a ground lease where we are the lessee.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 18.9 years as of March 31, 2023), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place (including for wholly owned properties and properties held by the JV) as of March 31, 2023:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2023	7	293,047	3.4%	$10,181,751	3.4%	$34.74
2024	8	595,690	6.9%	17,984,984	5.9%	30.19
2025	15	631,326	7.3%	20,566,948	6.8%	32.58
2026	5	294,245	3.4%	9,371,291	3.1%	31.85
2027	9	506,510	5.9%	18,584,950	6.1%	36.69
2028	10	778,474	9.1%	16,414,600	5.4%	21.09
2029	4	337,372	3.9%	11,240,029	3.7%	33.32
2030	—	—	0.0%	—	0.0%	—
2031	2	100,502	1.2%	4,068,462	1.3%	40.48
2032	7	531,001	6.2%	16,720,592	5.5%	31.49
Thereafter	50	4,532,247	52.7%	178,030,561	58.8%	39.28
Total / Weighted Average	117	8,600,414	100.0%	$303,164,168	100.0%	$35.25

(1)
The year of lease expiration is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of March 31, 2023, 19 tenants occupying approximately 6.6% of our leased square feet and contributing approximately 6.5% of our annualized lease income have exercisable rights to terminate their lease before the stated term of their respective lease expires.

Information about our development property as of March 31, 2023 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year	162,000
(1)
L=Laboratory.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2023 and 2022

The financial information presented below summarizes our results of operations for the three months ended March 31, 2023 and 2022 (amounts in thousands).

	For the three months ended March 31,
	2023	2022	Change
Revenues
Rental income	$68,148	$70,439	$(2,291)
Tenant reimbursements	2,075	1,144	931
Asset management income	517	248	269
Other income	480	471	9
Total revenues	71,220	72,302	(1,082)
Expenses
Property operating	17,888	15,458	2,430
Real estate taxes	7,468	7,826	(358)
Depreciation and amortization	23,081	24,159	(1,078)
Acquisition costs	461	362	99
Corporate general and administrative	7,295	5,983	1,312
Total expenses	56,193	53,788	2,405
Other income (expense)
Income from unconsolidated real estate venture	1,402	631	771
Interest expense, net	(12,015)	(10,882)	(1,133)
Net income	$4,414	$8,263	$(3,849)

Revenues

Total revenues decreased $1.1 million to $71.2 million for the three months ended March 31, 2023 compared to $72.3 million for the three months ended March 31, 2022.

The $2.3 million decrease in Rental income is primarily attributable to a decrease in revenues from the ten properties disposed of since March 31, 2022, offset by the three operating properties acquired since March 31, 2022.

The $0.9 million increase in Tenant reimbursements is primarily attributable to an increase in tenant project reimbursements.

The $0.3 million increase in Asset management income is attributable to the fee we earned for asset management on the additional four operating properties acquired by the JV since March 31, 2022.

Expenses

Total expenses increased $2.4 million to $56.2 million for the three months ended March 31, 2023 compared to $53.8 million for the three months ended March 31, 2022.

The $2.4 million increase in Property operating expenses is primarily attributable to an increase in reimbursable projects and an increase in utility and repair costs across the portfolio.

The $0.4 million decrease in Real estate taxes is primarily attributable to the ten properties disposed of since March 31, 2022, offset by the three operating properties acquired since March 31, 2022.

The $1.1 million decrease in Depreciation and amortization is also primarily attributable to the ten properties disposed of since March 31, 2022, offset by the three operating properties acquired since March 31, 2022.

The $1.3 million increase in Corporate general and administrative was primarily due to an increase in employee costs.

Income from unconsolidated real estate venture

The $0.8 million increase in Income from unconsolidated real estate venture is primarily attributable to our pro rata share of operations from the four operating properties acquired by the JV since March 31, 2022.

Interest expense

The $1.1 million increase in Interest expense is primarily related to increased capital called on our revolving credit facility and higher interest rates.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, planned and possible acquisitions of properties, including the remaining properties in the portfolio of ten properties anticipated to encompass 1,214,165 leased square feet to be acquired through the JV (the "VA Portfolio"), stockholder distributions to maintain our qualification as a REIT, repurchases of common stock under our share repurchase program and other capital obligations associated with conducting our business. At March 31, 2023, we had $20.5 million available in cash and cash equivalents and there was $400.4 million available under our revolving credit facility.

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
•
property acquisitions under contract, including our pro rata share of the remaining VA Portfolio properties;
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

Equity

Offering of Common Stock on a Forward Basis

On August 11, 2021, we completed an underwritten public offering of 6,300,000 shares of common stock offered on a forward basis. In connection with the offering, we also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of our common stock. On December 28, 2021, we issued 3,991,000 shares of our common stock for net proceeds of $85.0 million, which shares were issued in partial settlement of the Forward Sales Agreements entered into in connection with the underwritten public offering. During the three months ended March 31, 2023, we issued 2,309,000 shares of common stock under the Forward Sale Agreements and received net cash proceeds of approximately $46.8 million. As of March 31, 2023, all shares of common stock under the Forward Sales Agreements had been issued and settled.

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

The following table sets forth certain information with respect to issuances under the 2019 ATM Program during the three months ended March 31, 2023 (amounts in thousands, except share amounts):

	2019 ATM Program
For the three months ended	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2023	250,000	$5,562
Total	250,000	$5,562
(1)
Shares issued by us, which were all issued in settlement of forward sales transactions. Additionally, as of March 31, 2023, we had entered into forward sales transactions under the 2019 ATM Program for the sale of an additional 1,700,000 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity dates set forth in each applicable forward sale transaction placement notice, which dates range from June 2023 to December 2023. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $21.61 per share, we expect to receive net proceeds of approximately $36.7 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the three months ended March 31, 2023.

We used the net proceeds received from such sales for general corporate purposes. As of March 31, 2023, we had approximately $300.0 million of gross sales of our common stock available under the 2021 ATM Program and $87.4 million of gross sales of our common stock available under the 2019 ATM Program.

Share Repurchase Program

On April 28, 2022, our Board of Directors authorized a share repurchase program whereby we may repurchase up to 4,538,994 shares of our common stock, or approximately 5% of our outstanding shares as of the authorization date. We are not required to purchase shares under the share repurchase program but may choose to do so in the open market or through privately negotiated transactions at times and amounts based on our evaluation of market conditions and other factors.

No repurchases of shares of our common stock were made under the share repurchase program during the three months ended March 31, 2023.

Debt

Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of March 31, 2023 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2023	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$49,500	S + 145 bps	July 2025 (3)
Total revolving credit facility	49,500

Term loan facilities:
2016 term loan facility	100,000	2.82% (5)	March 2024
2018 term loan facility (4)	150,000	3.98% (6)	July 2026
Total term loan facilities	250,000
Less: Total unamortized deferred financing fees	(921)
Total term loan facilities, net	249,079

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
Total notes payable	700,000
Less: Total unamortized deferred financing fees	(3,829)
Total notes payable, net	696,171

Mortgage notes payable:
VA – Golden	8,594	5.00% (7)	April 2024
USFS II – Albuquerque	12,992	4.46% (7)	July 2026
ICE – Charleston	13,086	4.21% (7)	January 2027
VA – Loma Linda	127,500	3.59% (7)	July 2027
CBP – Savannah	10,182	3.40% (7)	July 2033
USCIS – Kansas City	51,500	3.68% (7)	August 2024
Total mortgage notes payable	223,854
Less: Total unamortized deferred financing fees	(1,282)
Less: Total unamortized premium/discount	1,370
Total mortgage notes payable, net	223,942

Total debt	$1,218,692
(1)
At March 31, 2023, the one-month SOFR (“S”) was 4.80%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on our consolidated leverage ratio, as defined in the respective loan agreements.
(2)
Our revolving credit facility had available capacity of $400.4 million at March 31, 2023 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.
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

On January 26, 2023, we used $15.7 million of available cash to extinguish the mortgage note obligation on DEA – Pleasanton.

On February 3, 2023, we entered into three SOFR-based interest rate swaps each with a notional value of $100.0 million that were designated as cash flow hedges of interest rate risk. These interest rate swaps will become effective as our existing swaps mature in June and September 2023 and will mature in 2024 and 2025.

Our revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2023, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of March 31, 2023 (dollar amounts in thousands):

Debt Capital Structure	March 31, 2023
Total principal outstanding	$1,223,354
Weighted average maturity	5.5 years
Weighted average interest rate	3.7%
% Variable debt	4.0%
% Fixed debt (1)	96.0%
% Secured debt	18.2%
(1)
Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Material Cash Commitments

During the three months ended March 31, 2023, there were no material changes to the cash commitment information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of March 31, 2023, we have invested $270.9 million in the JV. As of March 31, 2023, we committed capital, net of return of over committed capital, to the JV totaling $274.1 million and have a remaining capital commitment of $64.2 million. None of the properties owned by the JV are encumbered by mortgage indebtedness.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2023	April 26, 2023	May 11, 2023	May 23, 2023	$0.265
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

Cash Flows

The following table sets forth a summary of cash flows for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	For the three months ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$21,625	$24,112
Investing activities	(10,576)	(28,461)
Financing activities	(7,850)	1,544

Operating Activities

We generated $21.6 million and $24.1 million of cash from operating activities during the three months ended March 31, 2023 and 2022, respectively. Net cash provided by operating activities for the three months ended March 31, 2023 includes $25.6 million in net cash from rental activities net of expenses, $2.2 million related to distributions from investment in unconsolidated real estate venture, offset by $6.1 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the three months ended March 31, 2022 includes $30.6 million in net cash from rental activities net of expenses and $1.8 million related to distributions from investment in unconsolidated real estate venture, offset by $8.3 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities.

Investing Activities

We used $10.6 million and $28.5 million in cash for investing activities during the three months ended March 31, 2023 and 2022, respectively. Net cash used in investing activities for the three months ended March 31, 2023 includes $7.8 million in additions to operating properties and $2.9 million in additions to development properties, offset by $0.1 million in real estate acquisitions and deposits. Net cash used in investing activities for the three months ended March 31, 2022 includes $21.7 million in investment in unconsolidated real estate venture, $5.3 million in additions to operating properties, $1.0 million in additions to development properties and $0.5 million in deposits on acquisitions.

Financing Activities

We used $7.9 million and generated $1.5 million in cash from financing activities during the three months ended March 31, 2023 and 2022, respectively. Net cash used in financing activities for the three months ended March 31, 2023 includes $27.5 million in dividend payments, $16.7 million in mortgage notes payable repayment, $16.0 million in net pay downs under our revolving credit facility and $0.1 million in the payment of offering costs, offset by $52.4 million in gross proceeds from issuance of shares of our common stock. Net cash generated by financing activities for the three months ended March 31, 2022 includes $20.5 million in net draws under our revolving credit facility and $9.5 million in gross proceeds from issuances of shares of our common stock, offset by $27.0 million in dividend payments, $1.3 million in mortgage notes payable repayment and $0.1 million in the payment of offering costs.

Non-GAAP Financial Measures

We use and present Funds From Operations (“FFO”), Core FFO and FFO, as Adjusted as supplemental measures of our performance. The summary below describes our use of FFO, Core FFO and FFO, as Adjusted, provides information regarding why we believe these measures are meaningful supplemental measures of our performance and reconciles these measures from net income, presented in accordance with GAAP.

Funds From Operations and Funds From Operations, as Adjusted

FFO is a supplemental measure of our performance. We present FFO calculated in accordance with the current National Association of Real Estate Investment Trusts, or Nareit, definition set forth in the Nareit FFO White Paper – Restatement 2018. FFO includes the REIT’s share of FFO generated by unconsolidated affiliates. In addition, we present Core FFO and FFO, as Adjusted for certain other adjustments that we believe enhance the comparability of our FFO across periods and to the FFO reported by other publicly traded REITs. FFO is a supplemental performance measure that is commonly used in the real estate industry to assist investors and analysts in comparing results of REITs.

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

We adjust FFO to present Core FFO as an alternative measure of our operating performance, which, when applicable, excludes items which we believe are not representative of ongoing operating results, such as liability management related costs (including losses on extinguishment of debt and modification costs), catastrophic event charges, depreciation of non-real estate assets, and the unconsolidated real estate venture's allocated share of these adjustments. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results. We believe Core FFO more accurately reflects the ongoing operational and financial performance of our core business.

We adjust FFO to present FFO, as Adjusted as an alternative measure of our operating performance, which, when applicable, excludes the impact of losses on extinguishment of debt, depreciation of non-real estate assets, acquisition costs, straight-line rent and other non-cash adjustments, amortization of deferred revenue (which results from landlord assets funded by tenants), non-cash interest expense, non-cash compensation, amortization of above-/below-market leases, and the unconsolidated real estate venture’s allocated share of these adjustments. By excluding these income and expense items from FFO, as Adjusted, we believe we provide useful information as these items have no cash impact. In addition, by excluding acquisition related costs, we believe FFO, as Adjusted provides useful information that is comparable across periods and more accurately reflects the operating performance of our properties.

FFO, Core FFO and FFO, as Adjusted are presented as supplemental financial measures and do not fully represent our operating performance. Other REITs may use different methodologies for calculating FFO, Core FFO and FFO, as Adjusted or use other definitions of FFO, Core FFO and FFO, as Adjusted and, accordingly, our presentation of these measures may not be comparable to other REITs. Neither FFO, Core FFO nor FFO, as Adjusted are intended to be a measure of cash flow or liquidity. Please refer to our financial statements, prepared in accordance with GAAP, for purposes of evaluating our financial condition, results of operations and cash flows.

The following table sets forth a reconciliation of our net income to FFO, Core FFO and FFO, as Adjusted for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	For the three months ended March 31,
	2023	2022
Net income	$4,414	$8,263
Depreciation of real estate assets	22,831	23,912
Unconsolidated real estate venture allocated share of above adjustments	1,875	878
FFO	29,120	33,053
Adjustments to FFO:
Loss on extinguishment of debt	14	—
Natural disaster event expense, net of recovery	100	5
Depreciation of non-real estate assets	250	247
Unconsolidated real estate venture allocated share of above adjustments	16	16
Core FFO	29,500	33,321
Adjustments to Core FFO:
Acquisition costs	461	362
Straight-line rent and other non-cash adjustments	(463)	(982)
Amortization of above-/below-market leases	(700)	(860)
Amortization of deferred revenue	(1,484)	(1,398)
Non-cash interest expense	244	225
Non-cash compensation	1,668	1,629
Natural disaster event expense, net of recovery	(100)	(5)
Unconsolidated real estate venture allocated share of above adjustments	(113)	(315)
FFO, as Adjusted	$29,013	$31,977

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

Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of our significant accounting policies, which utilize relevant critical accounting estimates. During the three months ended March 31, 2023, there were no material changes to the discussion of our significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of March 31, 2023, $1.2 billion, or 96.0% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $49.5 million, or 4.0% had variable interest rates. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.1 million annually.

As of March 31, 2023, each of the agreements governing our variable rate debt have been transitioned to SOFR.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us.

Item 1A. Risk Factors

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Easterly Government Properties, Inc.

Date: May 2, 2023	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: May 2, 2023	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)