Form 10-Q
period 2023-09-30
Easterly Government Properties, Inc.
filed 2023-10-31
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 24, 2023, the registrant had 95,200,928 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	September 30, 2023	December 31, 2022
Assets
Real estate properties, net	$2,262,502	$2,285,308
Cash and cash equivalents	20,696	7,578
Restricted cash	12,753	9,696
Tenant accounts receivable	61,119	58,835
Investment in unconsolidated real estate venture	284,522	271,644
Intangible assets, net	140,505	157,282
Interest rate swaps	5,003	4,020
Prepaid expenses and other assets	38,379	35,022
Total assets	$2,825,479	$2,829,385

Liabilities
Revolving credit facility	—	65,500
Term loan facilities, net	298,982	248,972
Notes payable, net	696,411	696,052
Mortgage notes payable, net	221,448	240,847
Intangible liabilities, net	13,450	16,387
Deferred revenue	84,178	83,309
Accounts payable, accrued expenses and other liabilities	75,790	67,336
Total liabilities	1,390,259	1,418,403

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 95,117,527 and 90,814,021 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	951	908
Additional paid-in capital	1,707,142	1,622,913
Retained earnings	107,865	93,497
Cumulative dividends	(549,562)	(475,983)
Accumulated other comprehensive income (loss)	4,430	3,546
Total stockholders’ equity	1,270,826	1,244,881
Non-controlling interest in Operating Partnership	164,394	166,101
Total equity	1,435,220	1,410,982
Total liabilities and equity	$2,825,479	$2,829,385

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues
Rental income	$68,205	$72,643	$204,111	$214,238
Tenant reimbursements	2,704	1,616	7,279	3,676
Asset management income	526	377	1,560	942
Other income	579	405	1,657	1,244
Total revenues	72,014	75,041	214,607	220,100
Expenses
Property operating	18,746	17,802	54,263	48,811
Real estate taxes	7,814	8,177	22,901	23,854
Depreciation and amortization	22,245	25,050	67,945	73,552
Acquisition costs	321	275	1,226	939
Corporate general and administrative	6,107	5,870	20,426	17,819
Total expenses	55,233	57,174	166,761	164,975
Other income (expense)
Income from unconsolidated real estate venture	1,346	830	4,166	2,286
Interest expense, net	(12,046)	(12,408)	(35,739)	(34,729)
Impairment loss	—	(5,540)	—	(5,540)
Net income	6,081	749	16,273	17,142
Non-controlling interest in Operating Partnership	(707)	(107)	(1,905)	(1,962)
Net income available to Easterly Government Properties, Inc.	$5,374	$642	$14,368	$15,180
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.06	$0.01	$0.15	$0.16
Diluted	$0.06	$0.01	$0.15	$0.16
Weighted-average common shares outstanding
Basic	93,537,121	90,772,706	92,674,039	90,560,471
Diluted	93,849,444	91,119,372	92,938,221	90,886,108
Dividends declared per common share	$0.265	$0.265	$0.795	$0.795

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net income	$6,081	$749	$16,273	$17,142
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps, net	(110)	1,806	984	10,216
Other comprehensive income (loss)	(110)	1,806	984	10,216
Comprehensive income	5,971	2,555	17,257	27,358
Non-controlling interest in Operating Partnership	(707)	(107)	(1,905)	(1,962)
Other comprehensive (income) loss attributable to non-controlling interest	22	(212)	(100)	(1,157)
Comprehensive income attributable to Easterly Government Properties, Inc.	$5,286	$2,236	$15,252	$24,239

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$16,273	$17,142
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	67,945	73,552
Straight line rent	(2,661)	559
Income from unconsolidated real estate venture	(4,166)	(2,286)
Amortization of above- / below-market leases	(2,052)	(2,373)
Amortization of unearned revenue	(4,678)	(4,313)
Amortization of loan premium / discount	(820)	(844)
Amortization of deferred financing costs	1,572	1,538
Amortization of lease inducements	684	640
Impairment loss	—	5,540
Distributions from investment in unconsolidated real estate venture	9,025	5,432
Non-cash compensation	4,625	4,891
Net change in:
Tenant accounts receivable	408	544
Prepaid expenses and other assets	(4,720)	(2,598)
Deferred revenue associated with operating leases	5,547	2,689
Principal payments on operating lease obligations	(369)	(314)
Accounts payable, accrued expenses and other liabilities	10,332	3,984
Net cash provided by operating activities	96,945	103,783
Cash flows from investing activities
Real estate acquisitions and deposits	(957)	(93,737)
Additions to operating properties	(20,168)	(16,128)
Additions to development properties	(9,798)	(8,804)
Distributions from investment in unconsolidated real estate venture	—	609
Investment in unconsolidated real estate venture	(17,736)	(71,253)
Net cash used in investing activities	(48,659)	(189,313)
Cash flows from financing activities
Issuance of common shares	86,472	9,504
Credit facility draws	100,750	200,750
Credit facility repayments	(166,250)	(37,500)
Term loan draws	50,000	—
Repayments of mortgage notes payable	(18,912)	(3,942)
Dividends and distributions paid	(83,774)	(81,795)
Payment of offering costs	(397)	(136)
Net cash (used in) provided by financing activities	(32,111)	86,881
Net increase in Cash and cash equivalents and Restricted cash	16,175	1,351
Cash and cash equivalents and Restricted cash, beginning of period	17,274	20,143
Cash and cash equivalents and Restricted cash, end of period	$33,449	$21,494

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the nine months ended September 30,
	2023	2022
Cash paid for interest (net of capitalized interest of $1,038 and $850 in 2023 and 2022, respectively)	$33,834	$25,805
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$2,513	$2,731
Additions to development properties accrued, not paid	5,178	2,550
Offering costs accrued, not paid	16	—
Deferred asset acquisition costs accrued, not paid	92	—
Contingent consideration accrued, not received	—	125
Unrealized gain on interest rate swaps, net	984	10,216
Properties acquired for Common Units	219	17,361
Recognition of operating lease right-of-use assets	—	101
Recognition of liabilities related to operating lease right-of-use assets	—	101
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(164)	$(2,911)
Common stock	—	2
Additional paid-in capital	164	2,909
Total	$—	$—

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

We focus on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. As of September 30, 2023, we wholly owned 78 operating properties and nine operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 8.6 million leased square feet, including 86 operating properties that were leased primarily to U.S. Government tenant agencies and one operating property that was entirely leased to a private tenant. As of September 30, 2023, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership. We owned approximately 88.5% of the aggregate limited partnership interests in the Operating Partnership (“common units”) at September 30, 2023. We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2023 and December 31, 2022, the consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, and the consolidated cash flows for the nine months ended September 30, 2023 and 2022. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

3. Real Estate and Intangibles

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of September 30, 2023 (amounts in thousands):

Total
Real estate properties, net
Land	$213,592
Building and improvements	2,298,345
Acquired tenant improvements	81,666
Construction in progress	41,912
Accumulated depreciation	(373,013)
Total Real estate properties, net	2,262,502
Intangible assets, net
In-place leases	271,066
Acquired leasing commissions	68,642
Above market leases	14,620
Payment in lieu of taxes	6,394
Accumulated amortization	(220,217)
Total Intangible assets, net	140,505
Intangible liabilities, net
Below market leases	(72,037)
Accumulated amortization	58,587
Total Intangible liabilities, net	(13,450)

No operating properties were acquired or disposed of during the nine months ended September 30, 2023.

During the three and nine months ended September 30, 2023, we incurred $0.3 million and $1.2 million of acquisition-related expenses, respectively, mainly consisting of internal costs associated with future property acquisitions.

The following table summarizes the scheduled amortization of our acquired above- and below-market lease intangibles for each of the five succeeding years as of September 30, 2023 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2023 (1)	$292	$(970)
2024	1,129	(2,938)
2025	1,097	(2,246)
2026	1,096	(2,008)
2027	1,096	(1,783)
(1)
Represents the three months ending December 31, 2023.

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in the JV (dollars in thousands):

		As of September 30,
Joint Venture	Ownership Interest	2023
MedBase Venture	53.0%	$284,522

On October 13, 2021, we formed an unconsolidated real estate venture, which we refer to as the JV, with a global investor to fund the acquisition of a portfolio of ten properties anticipated to encompass 1,214,165 leased square feet (the "VA Portfolio"). We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement.

During the nine months ended September 30, 2023, the JV acquired one property, VA - Corpus Christi, for an aggregate purchase price of $34.5 million. As of September 30, 2023, nine of the ten properties in the VA Portfolio had been acquired by the JV.

We provide asset management services to the JV. During the three and nine months ended September 30, 2023, we recognized asset management service revenue of $0.5 million and $1.6 million, respectively. During the three and nine months ended September 30, 2022, we recognized asset management service revenue of $0.4 million and $0.9 million, respectively.

The following is a summary of financial information for the JV (amounts in thousands):

As of September 30,
Balance sheet information:	2023
Real estate, net	$452,405
Other assets, net (1)	94,992
Total assets	$547,397

Total liabilities (2)	$11,146
Total equity	536,251
Total liabilities and equity	$547,397

Company’s share of equity	$284,147
Basis differential (3)	375
Carrying value of the Company’s investment in the unconsolidated venture	$284,522

(1)
At September 30, 2023, this amount included right-of-use assets - finance leases totaling approximately $4.8 million representing a ground lease at VA – Lubbock.
(2)
At September 30, 2023, this amount included lease liabilities - finance leases totaling approximately $5.0 million representing a ground lease at VA – Lubbock.
(3)
This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level.

	For the three months ended September 30,		For the nine months ended September 30,
Income statement information:	2023	2022	2023	2022
Total revenue	$10,137	$7,136	$29,993	$17,799
Operating income	2,601	1,608	8,004	4,436
Net income	2,561	1,567	7,882	4,313

Company’s share of net income	$1,346	$830	$4,166	$2,286

5. Debt

At September 30, 2023, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2023	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$—	S + 135 bps	July 2025 (3)
Total revolving credit facility	—

Term loan facilities:
2016 term loan facility	100,000	5.05% (4)	March 2024
2018 term loan facility	200,000	5.39% (5)	July 2026
Total term loan facilities	300,000
Less: Total unamortized deferred financing fees	(1,018)
Total term loan facilities, net	298,982

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
Total notes payable	700,000
Less: Total unamortized deferred financing fees	(3,589)
Total notes payable, net	696,411

Mortgage notes payable:
VA – Golden	8,480	5.00% (6)	April 2024
USFS II – Albuquerque	12,080	4.46% (6)	July 2026
ICE – Charleston	12,364	4.21% (6)	January 2027
VA – Loma Linda	127,500	3.59% (6)	July 2027
CBP – Savannah	9,762	3.40% (6)	July 2033
USCIS – Kansas City	51,500	3.68% (6)	August 2024
Total mortgage notes payable	221,686
Less: Total unamortized deferred financing fees	(1,058)
Less: Total unamortized premium/discount	820
Total mortgage notes payable, net	221,448

Total debt	$1,216,841
(1)
At September 30, 2023, the USD SOFR with a five day lookback (“S”) was 5.31%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.
(2)
Our revolving credit facility had available capacity of $449.9 million at September 30, 2023 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.
(3)
Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)
Entered into one interest rate swap with an effective date of September 29, 2023 with a notional value of $100.0 million to effectively fix the interest rate at 5.05% annually, based on our consolidated leverage ratio, as defined in our 2016 term loan facility agreement.

(5)
Entered into two interest rate swaps with an effective date of June 23, 2023 with an aggregate notional value of $200.0 million to effectively fix the interest rate at 5.39% annually, based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
(6)
Effective interest rates are as follows: VA – Golden 5.03%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%, USCIS – Kansas City 2.05%.

As of September 30, 2023, the net carrying value of real estate collateralizing our mortgages payable totaled $328.4 million. See Note 7 for the fair value of our debt instruments.

On January 26, 2023, we used $15.7 million of available cash to extinguish the mortgage note obligation on DEA – Pleasanton.

On February 3, 2023, we entered into three SOFR-based interest rate swaps each with a notional value of $100.0 million that were designated as cash flow hedges of interest rate risk. Two of the interest rate swaps, with an aggregate notional value of $200.0 million, became effective in June 2023. The third swap, with a notional value of $100.0 million, became effective in September 2023. See Note 6 for more information on our interest rate swaps.

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

On July 20, 2023, we exercised in full the $50.0 million delayed draw option on our 2018 term loan facility, increasing our 2018 term loan facility commitments from $150.0 million to $200.0 million, and transferred $50.0 million of our interest rate swap with a notional value of $100.0 million, from our revolving credit facility to the $50.0 million delayed draw.

Financial Covenant Considerations

As of September 30, 2023, we were in compliance with all financial and other covenants related to our debt.

6. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of September 30, 2023 (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	4.01%	USD-SOFR with -5 Day Lookback	June 23, 2023	March 23, 2025	$1,586
$100,000	4.18%	USD-SOFR with -5 Day Lookback	June 23, 2023	December 23, 2024	$1,251
$100,000	3.70%	USD-SOFR with -5 Day Lookback	September 29, 2023	June 29, 2025	$2,166

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet (amounts in thousands):

Balance Sheet Line Item	As of September 30, 2023
Interest rate swaps	$5,003

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

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Unrealized gain recognized in AOCI	$1,443	$1,801	$5,778	$8,046
Gain (loss) reclassified from AOCI into interest expense	1,553	(5)	4,794	(2,170)

Credit-Risk-Related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on such indebtedness. As of September 30, 2023, we were not in a net liability position with any derivative counterparty. As of September 30, 2023, we were in compliance with these agreements and had not posted any collateral related to these agreements.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of September 30, 2023 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The table below presents our assets measured at fair value on a recurring basis as of September 30, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of September 30, 2023
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps	$—	$5,003	$—

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

Financial assets and liabilities not measured at fair value

As of September 30, 2023, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	As of September 30, 2023
Financial liabilities	Carrying Amount (1)	Fair Value (2)

Revolving credit facility	$—	$—
2016 term loan facility	$100,000	$100,000
2018 term loan facility	$200,000	$200,000
Notes payable	$700,000	$570,336
Mortgages payable	$221,686	$204,129
(1)
The carrying amount consists of principal only.
(2)
We deem the fair value measurement of the financial liability instrument a Level 3 measurement.

8. Equity Incentive Plan

Restricted Shares

We award restricted stock to certain members of management and non‑employee directors. Management awards generally vest over a range of two to four years. Non‑employee director awards vest upon the earlier of the anniversary of the date of the grant or the next annual stockholder meeting, subject to the grantee's continued service with the Company through such date. Restricted stock awards issued under the 2015 Equity Incentive Plan, as amended (the “2015 Equity Incentive Plan”), may not be sold or otherwise transferred until restrictions have lapsed, as established by the compensation committee.

We value our non-vested restricted share awards at the grant date fair value, which was the market price of our common stock as of the applicable grant date. Compensation expense related to restricted common stock awards was $0.1 million for both the three months ended September 30, 2023 and 2022 and $0.4 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively.

The fair value of restricted stock that vested was $0.4 million and $1.5 million during the nine months ended September 30, 2023 and 2022, respectively, based on the market price at the vesting date. The balance of unamortized restricted stock expense as of September 30, 2023 was $0.4 million, which is expected to be recognized over a weighted average period of 0.9 years.

A summary of the status of our restricted shares as of September 30, 2023 and changes during the nine months ended September 30, 2023 is presented below:

	Restricted Shares	Restricted Shares Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2022	41,315	$19.94
Vested	(30,987)	19.43
Granted	32,486	14.18
Forfeited	—	—
Outstanding, September 30, 2023	42,814	$15.94

LTIP Units

We grant LTIP units to certain members of management and non‑employee directors. Management awards generally vest immediately or over a range of two to four years. Non‑employee director awards vest upon the earlier of the anniversary of the date of the grant or the next annual stockholder meeting, subject to the grantee's continued service with the Company through such date. Performance-based LTIP units are earned subject to us achieving certain thresholds, including absolute total shareholder returns, relative total shareholder returns, or operational hurdles through the performance period. Service-based LTIP units vest over time, subject to continued employment and other terms of the awards.

The following is a summary of our granted LTIP unit awards during the nine months ended September 30, 2023:

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

The following is a summary of the significant assumptions used to value the total shareholder return for performance-based LTIP units during the nine months ended September 30, 2023:

Expected volatility	29.0%
Dividend yield	5.6%
Risk-free interest rate	4.2%
Expected life	3 years

The fair value of LTIP units that vested were $4.0 million and $5.5 million during the nine months ended September 30, 2023 and 2022, respectively, based on the market price at the vesting date. Compensation expense related to LTIP unit awards was $1.5 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively, and $4.2 million and $4.4 million for the nine months ended September 30, 2023 and 2022, respectively. The balance of unamortized LTIP expense as of September 30, 2023 was $8.3 million, which is expected to be recognized over a weighted average period of 1.7 years. As of September 30, 2023, management considers it probable that the operational performance conditions on four of our five unvested grants will be achieved.

A summary of the status of our LTIP units as of September 30, 2023 and changes during the nine months ended September 30, 2023 are presented below:

	LTIP Units (1)	LTIP Units Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2022	896,665	$19.90
Vested	(204,570)	21.50
Granted	515,465	12.25
Forfeited	(85,352)	18.30
Outstanding, September 30, 2023	1,122,208	$16.21
(1)
Reflects the number of LTIP units issued to the grantee on the date which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.

9. Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended September 30, 2023 and 2022 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended September 30, 2023
Balance at June 30, 2023	93,415,706	$934	$1,673,399	$102,491	$(524,806)	$4,518	$165,531	$1,422,067
Stock based compensation	—	—	134	—	—	—	1,524	1,658
Dividends and distributions paid ($0.265 per share)	—	—	—	—	(24,756)	—	(3,399)	(28,155)
Redemption of common units for shares of common stock	1,821	—	24	—	—	—	(24)	—
Issuance of common stock, net	1,700,000	17	33,662	—	—	—	—	33,679
Unrealized loss on interest rate swaps	—	—	—	—	—	(88)	(22)	(110)
Net income	—	—	—	5,374	—	—	707	6,081
Allocation of non-controlling interest in Operating Partnership	—	—	(77)	—	—	—	77	—
Balance at September 30, 2023	95,117,527	$951	$1,707,142	$107,865	$(549,562)	$4,430	$164,394	$1,435,220
Three months ended September 30, 2022
Balance at June 30, 2022	90,816,622	$908	$1,621,288	$76,561	$(427,851)	$2,393	$168,696	$1,441,995
Stock based compensation	—	—	126	—	—	—	1,499	1,625
Dividends and distributions paid ($0.265 per share)	—	—	—	—	(24,066)	—	(3,314)	(27,380)
Forfeiture of unvested restricted stock	(2,601)	—	—	—	—	—	—	—
Unrealized gain on interest rate swaps, net	—	—	—	—	—	1,594	212	1,806
Net income	—	—	—	642	—	—	107	749
Allocation of non-controlling interest in Operating Partnership	—	—	1,214	—	—	—	(1,214)	—
Balance at September 30, 2022	90,814,021	$908	$1,622,628	$77,203	$(451,917)	$3,987	$165,986	$1,418,795

The following table summarizes the changes in our stockholders’ equity for the nine months ended September 30, 2023 and 2022 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Nine months ended September 30, 2023
Balance at December 31, 2022	90,814,021	$908	$1,622,913	$93,497	$(475,983)	$3,546	$166,101	$1,410,982
Stock based compensation	—	—	427	—	—	—	4,198	4,625
Dividends and distributions paid ($0.795 per share)	—	—	—	—	(73,579)	—	(10,195)	(83,774)
Grant of unvested restricted stock	32,486	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	12,020	—	164	—	—	—	(164)	—
Issuance of common stock, net	4,259,000	43	85,868	—	—	—	—	85,911
Contribution of property for common units	—	—	—	—	—	—	219	219
Unrealized gain on interest rate swaps	—	—	—	—	—	884	100	984
Net income	—	—	—	14,368	—	—	1,905	16,273
Allocation of non-controlling interest in Operating Partnership	—	—	(2,230)	—	—	—	2,230	—
Balance at September 30, 2023	95,117,527	$951	$1,707,142	$107,865	$(549,562)	$4,430	$164,394	$1,435,220
Nine months ended September 30, 2022
Balance at December 31, 2021	90,147,868	$901	$1,604,712	$62,023	$(379,895)	$(5,072)	$158,912	$1,441,581
Stock based compensation	—	—	478	—	—	—	4,413	4,891
Dividends and distributions paid ($0.795 per share)	—	—	—	—	(72,022)	—	(9,773)	(81,795)
Grant of unvested restricted stock	26,477	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	204,751	2	2,909	—	—	—	(2,911)	—
Issuance of common stock, net	434,925	5	9,394	—	—	—	—	9,399
Contribution of property for common units	—	—	—	—	—	—	17,361	17,361
Unrealized gain on interest rate swaps, net	—	—	—	—	—	9,059	1,157	10,216
Net income	—	—	—	15,180	—	—	1,962	17,142
Allocation of non-controlling interest in Operating Partnership	—	—	5,135	—	—	—	(5,135)	—
Balance at September 30, 2022	90,814,021	$908	$1,622,628	$77,203	$(451,917)	$3,987	$165,986	$1,418,795

A summary of dividends declared by our board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2023	April 26, 2023	May 11, 2023	May 23, 2023	$0.265
Q2 2023	August 2, 2023	August 17, 2023	August 29, 2023	$0.265
Q3 2023	October 26, 2023	November 9, 2023	November 21, 2023	$0.265
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

Offering of Common Stock on a Forward Basis

On August 11, 2021, we completed an underwritten public offering of 6,300,000 shares of common stock offered on a forward basis. In connection with the offering, we also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of our common stock. On December 28, 2021, we issued 3,991,000 shares of our common stock for net proceeds of $85.0 million, which shares were issued in partial settlement of the Forward Sales Agreements entered into in connection with the underwritten public offering. During the three months ended March 31, 2023, we issued 2,309,000 shares of common stock under the Forward Sale Agreements and received net cash proceeds of approximately $46.8 million. As of September 30, 2023, all shares of common stock under the Forward Sales Agreements had been issued and settled.

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

The following table sets forth certain information with respect to issuances under the 2019 ATM Program during the nine months ended September 30, 2023 (amounts in thousands except share amounts):

	2019 ATM Program
For the three months ended	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2023	250,000	$5,562
June 30, 2023	—	—
September 30, 2023	1,700,000	33,717
Total	1,950,000	$39,279

(1)
Shares were all issued in settlement of forward sales transactions. As of September 30, 2023, we had settled all of our outstanding forward sales transactions under the 2019 ATM Program. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the nine months ended September 30, 2023.

We used the net proceeds received from sales under our 2019 ATM Program for general corporate purposes. As of September 30, 2023, we had approximately $300.0 million of gross sales of our common stock available under the 2021 ATM Program and $87.4 million of gross sales of common stock available under the 2019 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the nine months ended September 30, 2023.

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

The following table sets forth the computation of our basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Numerator
Net income	$6,081	$749	$16,273	$17,142
Less: Non-controlling interest in Operating Partnership	(707)	(107)	(1,905)	(1,962)
Net income available to Easterly Government Properties, Inc.	5,374	642	14,368	15,180
Less: Dividends on participating securities	(151)	(137)	(450)	(410)
Net income available to common stockholders	$5,223	$505	$13,918	$14,770
Denominator for basic EPS	93,537,121	90,772,706	92,674,039	90,560,471
Dilutive effect of share-based compensation awards	14,363	11,455	18,483	20,646
Dilutive effect of LTIP units (1)	297,960	335,211	245,699	304,991
Dilutive effect of shares issuable under forward sale agreements (2)	—	—	—	—
Denominator for diluted EPS	93,849,444	91,119,372	92,938,221	90,886,108
Basic EPS	$0.06	$0.01	$0.15	$0.16
Diluted EPS	$0.06	$0.01	$0.15	$0.16

(1)
During both the three and nine months ended September 30, 2023, there were 387,010 unvested performance-based LTIP units that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period. During both the three and nine months ended September 30, 2022, there were 314,529 unvested performance-based LTIP units that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.
(2)
During both the three and nine months ended September 30, 2023, there were no shares of underlying unsettled forward sales transactions. During both the three and nine months ended September 30, 2022, there were 4,259,000 shares of underlying unsettled forward sales transactions that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.

11. Leases

Lessor

We lease commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 19.3 years as of September 30, 2023), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

The following table summarizes the maturity of fixed lease payments under our leases as of September 30, 2023 (amounts in thousands):

	Payments due by period
	Total	2023 (1)	2024	2025	2026	2027	Thereafter
Fixed lease payments	$2,076,511	54,924	214,169	205,924	199,096	187,562	1,214,836
(1)
Represents the three months ending December 31, 2023.

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Fixed	$63,098	$68,033	$188,991	$199,411
Variable	5,107	4,610	15,120	14,827
Rental income	68,205	72,643	204,111	214,238

Lessee

We lease corporate office space under operating lease arrangements in Washington, D.C. and San Diego, CA. The leases include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. We have elected not to separate lease and non-lease components for our corporate office leases.

As of September 30, 2023, the unamortized balances associated with our right-of-use operating lease asset and operating lease liability were both $3.1 million. We used our incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for our commenced operating leases (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Cash flows from operating lease costs	$175	$121	$436	$324

In addition, the maturity of fixed lease payments under our commenced corporate office leases as of September 30, 2023 is summarized in the table below (amounts in thousands):

Corporate office leases	Payments due by period
2023 (1)	150
2024	768
2025	793
2026	661
2027	368
Thereafter	718
Total future minimum lease payments	$3,458
Imputed interest	(352)
Total	$3,106
(1)
Represents the three months ending December 31, 2023.

12. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Tenant	2023	2022	2023	2022

Department of Veteran Affairs (“VA”)	$1,589	$1,271	$4,221	$1,573
U.S. Joint Staff Command (“JSC”)	839	69	2,092	525
Federal Bureau of Investigation (“FBI”)	277	212	655	1,057
U.S. Coast Guard (“USCG”)	134	—	343	33
Customs and Border Protection (“CBP”)	148	—	230	155
Department of Transportation (“DOT”)	—	—	136	—
The Judiciary of the U.S. Government (“JUD”)	12	10	122	14
Immigration and Customs Enforcement (“ICE”)	—	—	111	—
Federal Emergency Management Agency (“FEMA”)	—	96	89	96
U.S. Citizenship and Immigration Services (“USCIS”)	26	87	56	197
Bonneville Power Administration (“BPA”)	2	—	16	—
National Archives and Records Administration (“NARA”)	—	—	13	—
Food and Drug Administration (“FDA”)	—	27	11	231
Internal Revenue Service (“IRS”)	—	—	4	33
Department of Labor (“DOL”)	—	—	3	—
Federal Aviation Administration (“FAA”)	—	14	—	14
National Weather Service (“NWS”)	—	2	—	2
Occupational Safety and Health Administration (“OSHA”)	—	4	—	72
National Park Services (“NPS”)	—	—	—	100
General Services Administration - Other	—	—	—	6
Drug Enforcement Agency (“DEA”)	—	—	—	40
Patent and Trademark Office (“PTO”)	—	—	—	14
Health Resources and Services Administration (“HRSA”)	—	—	—	4
	$3,027	$1,792	$8,102	$4,166

As of September 30, 2023 and December 31, 2022, the balance in Accounts receivable related to tenant construction projects and the associated project management income was $9.1 million and $6.8 million, respectively.

The duration of the majority of tenant construction project reimbursement arrangements is less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects on-going as of September 30, 2023 with a duration of greater than one year.

During the three and nine months ended September 30, 2023, we recognized $0.1 million and $0.3 million, respectively, in parking garage income generated from the operations of parking garages situated on the Various GSA – Buffalo property and on the Various GSA – Portland property. During the three and nine months ended September 30, 2022, we recognized $0.1 million and $0.2 million, respectively, in parking garage income generated from the operations of parking garages situated on the Various GSA – Buffalo property and on the Various GSA – Portland property. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied. As of both September 30, 2023 and December 31, 2022, the balance in Accounts receivable related to parking garage income was less than $0.1 million.

During both the three and nine months ended September 30, 2023, we recognized less than $0.1 million in income for providing COVID-19 related cleaning services to certain tenants. During the three and nine months ended September 30, 2022, we recognized less than $0.1 million and $0.1 million, respectively, in income for providing COVID-19 related cleaning services to certain tenants. The income falls within the scope of ASC 606 and is recognized over time as the performance obligation is satisfied. The balance in Accounts receivable related to these services was less than $0.1 million as of both September 30, 2023 and December 31, 2022.

There were no contract assets or liabilities as of September 30, 2023 or December 31, 2022.

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

As stated in Note 1 above, we lease commercial space to the U.S. Government or non-governmental tenants. At September 30, 2023, the U.S. Government accounted for approximately 98.5% of our total annualized lease income and non-governmental tenants accounted for the remaining approximately 1.5%.

Seventeen of our 87 wholly-owned and unconsolidated operating properties are located in California, accounting for approximately 14.9% of our total leased square feet and approximately 19.8% of our total annualized lease income as of September 30, 2023. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

14. Related Parties

We provide asset management services to properties owned by the JV. For the three and nine months ended September 30, 2023, we recognized Asset management income of $0.5 million and $1.6 million, respectively. For the three and nine months ended September 30, 2022, we recognized Asset management income of $0.4 million and $0.9 million, respectively.

15. Subsequent Events

For our consolidated financial statements as of September 30, 2023, we evaluated subsequent events and noted the following significant events.

On October 3, 2023, we acquired a 95,273 leased square foot Class A facility located in Anaheim, California. The building was renovated in 2020. The facility is 100% leased by tenant agencies of the state of California for beneficial use of the Employment Development Department and Department of Industrial Relations and has lease expirations ranging from 2033 to 2034.

On October 3, 2023, we acquired a 91,185 leased square foot Department of Homeland Security (“DHS”) facility in Atlanta, Georgia. The building was renovated to suit in 2023. The facility is primarily leased to the GSA for beneficial use of the Custom and Border Protection and Transportation Security Administration and has lease expirations ranging from 2031 to 2038.

On October 19, 2023, we acquired a 35,005 leased square foot Judiciary of the U.S. Government (“JUD”) courthouse in Newport News, Virginia. The building is a build-to-suit courthouse completed in 2008. The facility is leased to the GSA for beneficial use of the JUD with a lease expiration of July 2033.

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

We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We may also consider other potential opportunities to add properties to our portfolio, including acquiring properties leased to states and local governments with strong creditworthiness. As of September 30, 2023, we wholly owned 78 operating properties and nine operating properties through an unconsolidated joint venture (the “JV”) in the United States encompassing approximately 8.6 million leased square feet (8.2 million pro rata), including 86 operating properties that were leased primarily to U.S. Government tenant agencies and one operating property that was entirely leased to a private tenant. As of September 30, 2023, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the operating partnership and owned approximately 88.5% of the aggregate limited partnership interests in the operating partnership, which we refer to herein as common units, as of September 30, 2023. We have elected to be taxed as a REIT and we believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

2023 Activity

Acquisitions

On October 3, 2023, we acquired a 95,273 leased square foot Class A facility located in Anaheim, California. The building was renovated in 2020. The facility is 100% leased by tenant agencies of the state of California for beneficial use of the Employment Development Department and Department of Industrial Relations and has lease expirations ranging from 2033 to 2034.

On October 3, 2023, we acquired a 91,185 leased square foot Department of Homeland Security (“DHS”) facility in Atlanta, Georgia. The building was renovated to suit in 2023. The facility is primarily leased to the GSA for beneficial use of the Custom and Border Protection and Transportation Security Administration and has lease expirations ranging from 2031 to 2038.

On October 19, 2023, we acquired a 35,005 leased square foot Judiciary of the U.S. Government (“JUD”) courthouse in Newport News, Virginia. The building is a build-to-suit courthouse completed in 2008. The facility is leased to the GSA for beneficial use of the JUD with a lease expiration of July 2033.

Investment in unconsolidated real estate venture

On September 22, 2023, the JV acquired a 69,276 square foot Veteran Affairs (“VA”) outpatient facility located in Corpus Christi, Texas. The building is a build-to-suit property that was completed during 2022. The outpatient facility is leased to the VA and has a lease expiration of November 2042. The facility is the ninth of ten properties to be acquired in the previously announced portfolio of ten properties 100% leased to the VA (the “VA Portfolio”). We anticipate the JV will acquire the tenth property in the VA portfolio in 2024.

Operating Properties

As of September 30, 2023, our operating properties were 97% leased with a weighted average annualized lease income per leased square foot of $35.79 ($35.44 pro rata) and a weighted average age of approximately 14.5 years based on the date the property was built or renovated-to-suit, where applicable. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at September 30, 2023, and it includes properties held by the JV:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,592,268	5.5%	$50.65
USCIS - Kansas City (3)	Lee's Summit, MO	O/W	2024 - 2042	416,399	10,356,616	3.5%	24.87
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,437,944	2.8%	20.90
Various GSA - Chicago	Des Plaines, IL	O	2023	202,185	6,971,858	2.3%	34.48
IRS - Fresno	Fresno, CA	O	2033	180,481	6,944,600	2.2%	38.48
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,904,306	2.2%	40.72
Various GSA - Portland (4)	Portland, OR	O	2023 - 2039	205,478	6,837,561	2.2%	33.28
Various GSA - Buffalo (5)	Buffalo, NY	O	2025 - 2039	273,678	6,788,982	2.2%	24.81
VA - San Jose	San Jose, CA	OC	2038	90,085	5,765,363	1.9%	64.00
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,684,119	1.8%	33.52
PTO - Arlington	Arlington, VA	O	2035	190,546	5,339,380	1.7%	28.02
FBI - San Antonio	San Antonio, TX	O	2025	148,584	5,262,920	1.7%	35.42
FBI - Tampa	Tampa, FL	O	2040	138,000	5,177,074	1.7%	37.52
FDA - Alameda	Alameda, CA	L	2039	69,624	4,892,834	1.6%	70.28
FBI / DEA - El Paso	El Paso, TX	O/W	2028	203,683	4,655,530	1.5%	22.86
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,646,120	1.5%	22.09
FBI - Omaha	Omaha, NE	O	2024	112,196	4,466,756	1.4%	39.81
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,355,673	1.4%	23.87
DOT - Lakewood	Lakewood, CO	O	2039	122,225	4,154,365	1.3%	33.99
VA - South Bend	Mishakawa, IN	OC	2032	86,363	4,149,754	1.3%	48.05
FDA - Lenexa	Lenexa, KS	L	2040	59,690	4,102,149	1.3%	68.72
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	4,037,239	1.3%	40.35
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,982,813	1.3%	28.93
VA - Mobile	Mobile, AL	OC	2033	79,212	3,973,045	1.3%	50.16
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,970,217	1.3%	28.84
JUD - Del Rio	Del Rio, TX	C/O	2041	89,880	3,831,310	1.2%	42.63
FBI - Knoxville	Knoxville, TN	O	2025	99,130	3,607,448	1.2%	36.39
FBI - Birmingham	Birmingham, AL	O	2042	96,278	3,535,446	1.1%	36.72
EPA - Kansas City	Kansas City, KS	L	2043	55,833	3,493,954	1.1%	62.58
ICE - Charleston	North Charleston, SC	O	2027	65,124	3,334,548	1.1%	51.20
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,323,744	1.1%	33.67
VA - Chico	Chico, CA	OC	2034	51,647	3,318,030	1.1%	64.24
FBI - Richmond	Richmond, VA	O	2041	96,607	3,310,029	1.1%	34.26

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
FBI - Little Rock	Little Rock, AR	O	2041	102,377	3,217,259	1.0%	31.43
DEA - Sterling	Sterling, VA	L	2038	57,692	3,209,041	1.0%	55.62
USFS I - Albuquerque	Albuquerque, NM	O	2026	92,455	3,180,431	1.0%	34.40
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,159,190	1.0%	47.28
DEA - Vista	Vista, CA	L	2035	52,293	3,110,917	1.0%	59.49
VA - Orange	Orange, CT	OC	2034	56,330	2,976,200	1.0%	52.84
VA - Indianapolis	Brownsburg, IN	OC	2041	80,000	2,954,619	1.0%	36.93
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,822,205	0.9%	39.69
DEA - Dallas Lab	Dallas, TX	L	2038	49,723	2,774,089	0.9%	55.79
FBI - Mobile	Mobile, AL	O	2029	76,112	2,773,577	0.9%	36.44
JUD - El Centro	El Centro, CA	C/O	2034	43,345	2,772,153	0.9%	63.96
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,745,212	0.9%	53.85
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,743,024	0.9%	64.57
SSA - Charleston	Charleston, WV	O	2024	110,000	2,712,183	0.9%	24.66
FBI - Albany	Albany, NY	O	2036	69,476	2,697,700	0.9%	38.83
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,601,278	0.8%	31.09
USAO - Louisville	Louisville, KY	O	2031	60,000	2,538,338	0.8%	42.31
JUD - Charleston	Charleston, SC	C/O	2040	52,339	2,481,397	0.8%	47.41
JUD - Jackson	Jackson, TN	C/O	2043	75,043	2,386,455	0.8%	31.80
NARA - Broomfield	Broomfield, CO	O/W	2032	161,730	2,373,591	0.8%	14.68
Various GSA - Cleveland (6)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,260,734	0.7%	36.83
CBP - Savannah	Savannah, GA	L	2033	35,000	2,257,793	0.7%	64.51
DEA - Dallas	Dallas, TX	O	2041	71,827	2,253,538	0.7%	31.37
NWS - Kansas City	Kansas City, MO	O	2033	94,378	2,142,661	0.7%	22.70
DEA - Santa Ana	Santa Ana, CA	O	2029	39,905	1,999,617	0.6%	50.11
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,913,404	0.6%	50.39
NPS - Omaha	Omaha, NE	O	2024	62,772	1,848,140	0.6%	29.44
VA - Golden	Golden, CO	O/W	2026	56,753	1,730,399	0.6%	30.49
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,604,660	0.5%	26.95
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,572,610	0.5%	33.47
GSA - Clarksburg	Clarksburg, WV	O	2024	63,750	1,522,026	0.5%	23.87
VA - Charleston	North Charleston, SC	W	2040	97,718	1,472,208	0.5%	15.07
DEA - Birmingham	Birmingham, AL	O	2038	35,616	1,444,548	0.5%	40.56
DEA - Albany	Albany, NY	O	2025	31,976	1,400,197	0.5%	43.79
USAO - Springfield	Springfield, IL	O	2038	43,600	1,381,505	0.4%	31.69
DEA - Riverside	Riverside, CA	O	2032	34,354	1,346,376	0.4%	39.19

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
JUD - Council Bluffs	Council Bluffs, IA	C/O	2041	28,900	1,283,504	0.4%	44.41
SSA - Dallas	Dallas, TX	O	2035	27,200	1,063,304	0.3%	39.09
JUD - South Bend	South Bend, IN	C/O	2027	30,119	788,893	0.3%	26.19
ICE - Louisville	Louisville, KY	O	2036	17,420	655,365	0.2%	37.62
DEA - San Diego	San Diego, CA	W	2032	16,100	555,895	0.2%	34.53
DEA - Bakersfield	Bakersfield, CA	O	2038	9,800	487,179	0.2%	49.71
SSA - San Diego	San Diego, CA	O	2032	10,059	442,607	0.1%	44.00
ICE - Otay	San Diego, CA	O	2027	7,434	259,066	0.1%	34.85
Subtotal				7,544,936	$266,119,083	86.2%	$35.27

Wholly Owned Privately Leased Property
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	410,392	0.1%	5.86
Subtotal				70,078	$410,392	0.1%	$5.86

Wholly Owned Properties Total / Weighted Average				7,615,014	$266,529,475	86.3%	$35.00

Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - Phoenix (7)	Phoenix, AZ	OC	2042	257,294	10,679,166	3.5%	41.51
VA - San Antonio (7)	San Antonio, TX	OC	2041	226,148	9,341,291	3.0%	41.31
VA - Chattanooga (7)	Chattanooga, TN	OC	2035	94,566	4,333,812	1.4%	45.83
VA - Lubbock (7) (8)	Lubbock, TX	OC	2040	120,916	4,030,913	1.3%	33.34
VA - Marietta (7)	Marietta, GA	OC	2041	76,882	3,908,473	1.3%	50.84
VA - Birmingham (7)	Irondale, AL	OC	2041	77,128	3,154,679	1.0%	40.90
VA - Corpus Christi (7)	Corpus Christi, TX	OC	2042	69,276	2,927,676	0.9%	42.26
VA - Columbus (7)	Columbus, GA	OC	2042	67,793	2,887,003	0.9%	42.59
VA - Lenexa (7)	Lenexa, KS	OC	2041	31,062	1,309,621	0.4%	42.16
Subtotal				1,021,065	$42,572,634	13.7%	$41.69

Total / Weighted Average				8,636,079	$309,102,109	100.0%	$35.79

Total / Weighted Average at Easterly's Share				8,156,177	$289,092,971		$35.44
(1)
OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution.
(2)
The year of lease expiration does not include renewal options.
(3)
Private tenants occupy 100,081 leased square feet.
(4)
Private tenants occupy 36,610 leased square feet.
(5)
Private tenants occupy 14,274 leased square feet.
(6)
A private tenant occupies 11,402 leased square feet.
(7)
We own 53.0% of the property through an unconsolidated joint venture.
(8)
Property is subject to a ground lease where we are the lessee.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 19.3 years as of September 30, 2023), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place (including for wholly owned properties and properties held by the JV) as of September 30, 2023:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2023	4	226,108	2.6%	$7,947,093	2.6%	$35.15
2024	6	383,585	4.4%	11,454,330	3.7%	29.86
2025	15	630,692	7.3%	20,776,075	6.7%	32.94
2026	5	294,245	3.4%	9,575,114	3.1%	32.54
2027	9	506,510	5.9%	18,658,872	6.0%	36.84
2028	10	778,474	9.0%	16,547,020	5.4%	21.26
2029	4	337,372	3.9%	11,344,689	3.7%	33.63
2030	—	—	0.0%	—	0.0%	—
2031	2	100,502	1.2%	4,077,198	1.3%	40.57
2032	7	531,001	6.1%	16,863,155	5.5%	31.76
Thereafter	55	4,847,590	56.2%	191,858,563	62.0%	39.58
Total / Weighted Average	117	8,636,079	100.0%	$309,102,109	100.0%	$35.79

(1)
The year of lease expiration is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of September 30, 2023, 19 tenants occupying approximately 8.1% of our leased square feet and contributing approximately 7.7% of our annualized lease income have exercisable rights to terminate their lease before the stated term of their respective lease expires.

Information about our development property as of September 30, 2023 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year	162,000
(1)
L=Laboratory.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2023 and 2022

The financial information presented below summarizes our results of operations for the three months ended September 30, 2023 and 2022 (amounts in thousands).

	For the three months ended September 30,
	2023	2022	Change
Revenues
Rental income	$68,205	$72,643	$(4,438)
Tenant reimbursements	2,704	1,616	1,088
Asset management income	526	377	149
Other income	579	405	174
Total revenues	72,014	75,041	(3,027)
Expenses
Property operating	18,746	17,802	944
Real estate taxes	7,814	8,177	(363)
Depreciation and amortization	22,245	25,050	(2,805)
Acquisition costs	321	275	46
Corporate general and administrative	6,107	5,870	237
Total expenses	55,233	57,174	(1,941)
Other income (expense)
Income from unconsolidated real estate venture	1,346	830	516
Interest expense, net	(12,046)	(12,408)	362
Impairment loss	—	(5,540)	5,540
Net income	$6,081	$749	$5,332

Revenues

Total revenues decreased $3.0 million to $72.0 million for the three months ended September 30, 2023 compared to $75.0 million for the three months ended September 30, 2022.

The $4.4 million decrease in Rental income is primarily attributable to a decrease in revenues from the ten properties disposed of since September 30, 2022, offset by a full period of operations from the one operating property acquired during the three months ended September 30, 2022.

The $1.1 million increase in Tenant reimbursements is primarily attributable to an increase in tenant project reimbursements.

The $0.1 million increase in Asset management income is attributable to the fee we earned for asset management on two operating properties acquired by the JV since September 30, 2022, as well as from one operating property acquired during the three months ended September 30, 2022.

The $0.2 million increase in Other income is primarily attributable to an increase in project overhead income from our tenant reimbursable projects.

Expenses

Total expenses decreased $1.9 million to $55.2 million for the three months ended September 30, 2023 compared to $57.2 million for the three months ended September 30, 2022.

The $0.9 million increase in Property operating expenses is primarily attributable to an increase in reimbursable projects.

The $0.4 million decrease in Real estate taxes is primarily attributable to the ten properties disposed of since September 30, 2022, offset by a full period of operations from the one operating property acquired during the three months ended September 30, 2022.

The $2.8 million decrease in Depreciation and amortization is primarily attributable to the ten properties disposed of since September 30, 2022, offset by a full period of operations from the one operating property acquired during the three months ended September 30, 2022.

The $0.2 million increase in Corporate general and administrative is primarily due to an increase in legal and professional fees.

Income from unconsolidated real estate venture

The $0.5 million increase in Income from unconsolidated real estate venture is primarily attributable to our pro rata share of operations from two operating properties acquired by the JV since September 30, 2022, as well as a full period of operations from one operating property acquired during the three months ended September 30, 2022.

Interest expense, net

The $0.4 million decrease in Interest expense, net is primarily attributable to lower weighted average borrowings on our credit facility, partially offset by increased weighted average borrowings and interest rates on our swapped term loans.

Impairment loss

During the quarter ended September 30, 2022, we recognized an impairment loss totaling approximately $5.5 million for our ICE – Otay property in order to reduce its carrying value to its estimated fair value, which declined due to changes in expected cash flows related to the existing tenant’s lease expiration in 2022.

Comparison of Results of Operations for the nine months ended September 30, 2023 and 2022

The financial information presented below summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (amounts in thousands).

	For the nine months ended September 30,
	2023	2022	Change
Revenues
Rental income	$204,111	$214,238	$(10,127)
Tenant reimbursements	7,279	3,676	3,603
Asset management income	1,560	942	618
Other income	1,657	1,244	413
Total revenues	214,607	220,100	(5,493)
Expenses
Property operating	54,263	48,811	5,452
Real estate taxes	22,901	23,854	(953)
Depreciation and amortization	67,945	73,552	(5,607)
Acquisition costs	1,226	939	287
Corporate general and administrative	20,426	17,819	2,607
Total expenses	166,761	164,975	1,786
Other income (expense)
Income from unconsolidated real estate venture	4,166	2,286	1,880
Interest expense, net	(35,739)	(34,729)	(1,010)
Impairment loss	—	(5,540)	5,540
Net income	$16,273	$17,142	$(869)

Revenues

Total revenues decreased $5.5 million to $214.6 million for the nine months ended September 30, 2023 compared to $220.1 million for the nine months ended September 30, 2022.

The $10.1 million decrease in Rental income is primarily attributable to a decrease in revenues from the ten properties disposed of since September 30, 2022, offset by a full period of operations from the three operating properties acquired during the nine months ended September 30, 2022.

The $3.6 million increase in Tenant reimbursements is primarily attributable to an increase in tenant project reimbursements.

The $0.6 million increase in Asset management income is attributable to the fee we earned for asset management on two operating properties acquired by the JV since September 30, 2022, as well as from three operating properties acquired during the nine months ended September 30, 2022.

The $0.4 million increase in Other income is primarily attributable to an increase in project overhead income from our tenant reimbursable projects.

Expenses

Total expenses increased $1.8 million to $166.8 million for the nine months ended September 30, 2023 compared to $165.0 million for the nine months ended September 30, 2022.

The $5.5 million increase in Property operating expenses is primarily attributable to an increase in tenant reimbursable projects.

The $1.0 million decrease in Real estate taxes is primarily attributable to the ten properties disposed of since September 30, 2022, offset by a full period of operations from the three operating properties acquired during the nine months ended September 30, 2022.

The $5.6 million decrease in Depreciation and amortization is primarily attributable to the ten properties disposed of since September 30, 2022, offset by a full period of operations from the three operating properties acquired during the nine months ended September 30, 2022.

The $2.6 million increase in Corporate general and administrative is primarily attributable to an increase in employee costs.

Income from unconsolidated real estate venture

The $1.9 million increase in Income from unconsolidated real estate venture is primarily attributable to our pro rata share of operations from two operating properties acquired by the JV since September 30, 2022, as well as a full period of operations from three operating properties acquired during the nine months ended September 30, 2022.

Interest expense, net

The $1.0 million increase in Interest expense, net is primarily attributable to higher weighted average borrowings and interest rates on our swapped term loans.

Impairment loss

During the nine months ended September 30, 2022, we recognized an impairment loss totaling approximately $5.5 million for our ICE – Otay property in order to reduce its carrying value to its estimated fair value, which declined due to changes in expected cash flows related to the existing tenant’s lease expiration in 2022.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, planned and possible acquisitions of properties, including the one remaining property in the portfolio of ten properties anticipated to be acquired through the JV (the “VA Portfolio”), stockholder distributions to maintain our qualification as a REIT, potential repurchases of common stock under our share repurchase program and other capital obligations associated with conducting our business. At September 30, 2023, we had $33.4 million available in cash and cash equivalents and there was $449.9 million available under our revolving credit facility.

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
•
property acquisitions under contract, including our pro rata share of the one remaining VA Portfolio property;
•
tenant improvements, allowances and leasing costs;
•
recurring maintenance and capital expenditures;
•
debt repayment requirements;
•
corporate and administrative costs;
•
interest payments on our outstanding indebtedness;
•
interest swap payments;
•
distribution payments; and
•
potential repurchases of common stock under our share repurchase program.

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

Equity

Offering of Common Stock on a Forward Basis

On August 11, 2021, we completed an underwritten public offering of 6,300,000 shares of common stock offered on a forward basis. In connection with the offering, we also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of our common stock. On December 28, 2021, we issued 3,991,000 shares of our common stock for net proceeds of $85.0 million, which shares were issued in partial settlement of the Forward Sales Agreements entered into in connection with the underwritten public offering. During the three months ended March 31, 2023, we issued 2,309,000 shares of common stock under the Forward Sale Agreements and received net cash proceeds of approximately $46.8 million. As of September 30, 2023, all shares of common stock under the Forward Sales Agreements had been issued and settled.

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

The following table sets forth certain information with respect to issuances under the 2019 ATM Program during the nine months ended September 30, 2023 (amounts in thousands, except share amounts):

	2019 ATM Program
For the three months ended	Number of Shares Issued(1)	Net Proceeds(1)
March 31, 2023	250,000	$5,562
June 30, 2023	—	—
September 30, 2023	1,700,000	33,717
Total	1,950,000	$39,279
(1)
Shares were all issued in settlement of forward sales transactions. As of September 30, 2023, we had settled all of our outstanding forward sales transactions under the 2019 ATM Program. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the nine months ended September 30, 2023.

We used the net proceeds received from sales under our 2019 ATM Program for general corporate purposes. As of September 30, 2023, we had approximately $300.0 million of gross sales of our common stock available under the 2021 ATM Program and $87.4 million of gross sales of common stock available under the 2019 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the nine months ended September 30, 2023.

Debt

Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of September 30, 2023 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2023	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$—	S + 135 bps	July 2025 (3)
Total revolving credit facility	—

Term loan facilities:
2016 term loan facility	100,000	5.05% (4)	March 2024
2018 term loan facility	200,000	5.39% (5)	July 2026
Total term loan facilities	300,000
Less: Total unamortized deferred financing fees	(1,018)
Total term loan facilities, net	298,982

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
Total notes payable	700,000
Less: Total unamortized deferred financing fees	(3,589)
Total notes payable, net	696,411

Mortgage notes payable:
VA – Golden	8,480	5.00% (6)	April 2024
USFS II – Albuquerque	12,080	4.46% (6)	July 2026
ICE – Charleston	12,364	4.21% (6)	January 2027
VA – Loma Linda	127,500	3.59% (6)	July 2027
CBP – Savannah	9,762	3.40% (6)	July 2033
USCIS – Kansas City	51,500	3.68% (6)	August 2024
Total mortgage notes payable	221,686
Less: Total unamortized deferred financing fees	(1,058)
Less: Total unamortized premium/discount	820
Total mortgage notes payable, net	221,448

Total debt	$1,216,841
(1)
At September 30, 2023, the USD SOFR with a five day lookback (“S”) was 5.31%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.
(2)
Our revolving credit facility had available capacity of $449.9 million at September 30, 2023 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.
(3)
Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.

(4)
Entered into one interest rate swap with an effective date of September 29, 2023 with a notional value of $100.0 million to effectively fix the interest rate at 5.05% annually, based on our consolidated leverage ratio, as defined in our 2016 term loan facility agreement.
(5)
Entered into two interest rate swaps with an effective date of June 23, 2023 with an aggregate notional value of $200.0 million to effectively fix the interest rate at 5.39% annually, based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
(6)
Effective interest rates are as follows: VA – Golden 5.03%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%, USCIS – Kansas City 2.05%.

On January 26, 2023, we used $15.7 million of available cash to extinguish the mortgage note obligation on DEA – Pleasanton.

On February 3, 2023, we entered into three SOFR-based interest rate swaps each with a notional value of $100.0 million that were designated as cash flow hedges of interest rate risk. Two of the interest rate swaps, with an aggregate notional value of $200.0 million, became effective in June 2023. The third swap, with a notional value of $100.0 million, became effective in September 2023. For more information on our interest rate swaps, see Note 6 to the Consolidated Financial Statements.

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

On July 20, 2023, we exercised in full the $50.0 million delayed draw option on our 2018 term loan facility, increasing our 2018 term loan facility commitments from $150.0 million to $200.0 million, and transferred $50.0 million of our interest rate swap with a notional value of $100.0 million, from our revolving credit facility to the $50.0 million delayed draw.

Our revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2023, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of September 30, 2023 (dollar amounts in thousands):

Debt Capital Structure	September 30, 2023
Total principal outstanding	$1,221,686
Weighted average maturity	5.0 years
Weighted average interest rate	4.0%
% Variable debt	0.0%
% Fixed debt (1)	100.0%
% Secured debt	17.9%
(1)
Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Material Cash Commitments

During the nine months ended September 30, 2023, there were no material changes to the cash commitment information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of September 30, 2023, we have invested $284.5 million in the JV. As of September 30, 2023, we committed capital, net of return of over committed capital, to the JV totaling $291.8 million and have a remaining capital commitment of $46.5 million. None of the properties owned by the JV are encumbered by mortgage indebtedness.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2023	April 26, 2023	May 11, 2023	May 23, 2023	$0.265
Q2 2023	August 2, 2023	August 17, 2023	August 29, 2023	$0.265
Q3 2023	October 26, 2023	November 9, 2023	November 21, 2023	$0.265
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

Cash Flows

The following table sets forth a summary of cash flows for the nine months ended September 30, 2023 and 2022 (amounts in thousands):

	For the nine months ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$96,945	$103,783
Investing activities	(48,659)	(189,313)
Financing activities	(32,111)	86,881

Operating Activities

We generated $96.9 million and $103.8 million of cash from operating activities during the nine months ended September 30, 2023 and 2022, respectively. Net cash provided by operating activities for the nine months ended September 30, 2023 includes $76.7 million in net cash from rental activities net of expenses, $9.0 million related to distributions from investment in unconsolidated real estate venture and $11.2 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the nine months ended September 30, 2022 includes $94.0 million in net cash from rental activities net of expenses, $5.4 million related to distributions from investment in unconsolidated real estate venture and $4.3 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities.

Investing Activities

We used $48.7 million and $189.3 million in cash for investing activities during the nine months ended September 30, 2023 and 2022, respectively. Net cash used in investing activities for the nine months ended September 30, 2023 includes $20.2 million in additions to operating properties, $17.7 million in investment in unconsolidated real estate venture, $9.8 million in additions to development properties and $1.0 million in real estate acquisitions and deposits. Net cash used in investing activities for the nine months ended September 30, 2022 includes $93.7 million in real estate acquisitions and deposits, $71.3 million in investment in unconsolidated real estate venture, $16.1 million in additions to operating properties and $8.8 million in additions to development properties, offset by $0.6 million in distributions of capital from unconsolidated real estate venture.

Financing Activities

We used $32.1 million and generated $86.9 million in cash from financing activities during the nine months ended September 30, 2023 and 2022, respectively. Net cash used in financing activities for the nine months ended September 30, 2023 includes $83.8 million in dividend payments, $65.5 million in net pay downs under our revolving credit facility, $18.9 million in mortgage notes payable repayment and $0.4 million in the payment of offering costs, offset by $86.5 million in gross proceeds from issuance of shares of our common stock and $50.0 million delayed draw on our 2018 term loan. Net cash generated by financing activities for the nine months ended September 30, 2022 includes $163.3 million in net draws under our revolving credit facility and $9.5 million in gross proceeds from issuances of shares of our common stock, offset by $81.8 million in dividend payments, $3.9 million in mortgage notes payable repayment and $0.1 million in the payment of offering costs.

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

The following table sets forth a reconciliation of our net income to FFO, Core FFO and FFO, as Adjusted for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net income	$6,081	$749	$16,273	$17,142
Depreciation of real estate assets	21,995	24,802	67,194	72,810
Impairment loss	—	5,540	—	5,540
Unconsolidated real estate venture allocated share of above adjustments	1,887	1,347	5,637	3,352
FFO	29,963	32,438	89,104	98,844
Adjustments to FFO:
Loss on extinguishment of debt	—	—	14	—
Natural disaster event expense, net of recovery	8	—	86	9
Depreciation of non-real estate assets	250	248	751	742
Unconsolidated real estate venture allocated share of above adjustments	17	17	50	48
Core FFO	30,238	32,703	90,005	99,643
Adjustments to Core FFO:
Acquisition costs	321	275	1,226	939
Straight-line rent and other non-cash adjustments	(1,296)	1,090	(2,661)	559
Amortization of above-/below-market leases	(676)	(769)	(2,052)	(2,373)
Amortization of deferred revenue	(1,572)	(1,472)	(4,678)	(4,313)
Non-cash interest expense	264	235	752	695
Non-cash compensation	1,658	1,625	4,625	4,891
Natural disaster event expense, net of recovery	(8)	—	(86)	(9)
Unconsolidated real estate venture allocated share of above adjustments	15	(391)	(55)	(1,099)
FFO, as Adjusted	$28,944	$33,296	$87,076	$98,933

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

Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of our significant accounting policies, which utilize relevant critical accounting estimates. During the nine months ended September 30, 2023, there were no material changes to the discussion of our significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which may bear interest at both fixed and variable rates. We manage and may continue to manage our market risk on variable rate debt by entering into swap arrangements to, in effect, fix the rate on all or a portion of the debt for varying periods up to maturity. This in turn, reduces the risks of variability of cash flows created by variable rate debt and mitigates the risk of increases in interest rates. Our objective when undertaking such arrangements is to reduce our floating rate exposure and we do not intend to enter into hedging arrangements for speculative purposes. For more information on our interest rate swaps, see Note 6 to the Consolidated Financial Statements.

As of September 30, 2023, $1.2 billion, or 100.0% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and none had variable interest rates. If market rates of interest on variable rate debt fluctuate by 25 basis points there would be no impact to us.

As of September 30, 2023, each of the agreements governing our variable rate debt have been transitioned to SOFR.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 14, 2023, William C. Trimble, III, our president and chief executive officer, entered into a pre-arranged trading plan (the “10b5-1 plan”) for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Under the 10b5-1 plan, Mr. Trimble can sell up to 120,000 shares of our common stock between December 14, 2023 and December 14, 2024, subject to the price and trading limitations in the plan.

During the three months ended September 30, 2023, no other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1	First Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of October 12, 2021

10.2	Second Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of November 1, 2021

10.3	Third Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of December 21, 2021

10.4	Fourth Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of December 21, 2021

10.5	Fifth Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of November 14, 2022

10.6	Sixth Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of April 10, 2023

10.7

Seventh Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of August 17, 2023 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 23, 2023 and incorporated herein by reference)

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

Easterly Government Properties, Inc.

Date: October 31, 2023	/s/ William C. Trimble, III
William C. Trimble, III
Chief Executive Officer and President (Principal Executive Officer)

Date: October 31, 2023	/s/ Meghan G. Baivier
Meghan G. Baivier
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)