Form 10-K
period 2023-12-31
Easterly Government Properties, Inc.
filed 2024-02-27
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2023

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

The number of shares of Registrant’s common stock outstanding as of February 20, 2024 was 102,354,702.

As of June 30, 2023, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $1,349 million based on the closing sale price of $14.50 as reported on the New York Stock Exchange on June 30, 2023. For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

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
•
Any future pandemic, epidemic or outbreak of any highly infectious disease could have an adverse effect on our business, financial condition, results of operations and cash flows.
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

We focus primarily on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We may also consider other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of December 31, 2023, we wholly owned 81 operating properties and nine operating properties through an unconsolidated joint venture (the “JV”) in the United States encompassing approximately 8.8 million leased square feet (8.3 million pro rata), including 88 operating properties that were leased primarily to U.S. Government tenant agencies, one operating property entirely leased to tenant agencies of a U.S. state government and one operating property that was entirely leased to a private tenant. As of December 31, 2023, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of our operating partnership and owned approximately 93.8% of the aggregate limited partnership interests in our operating partnership, which we refer to herein as common units, as of December 31, 2023. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of office and other commercial properties, including properties leased to the U.S. Government, through the following competitive strengths:

•
High Quality Portfolio Leased to Mission-Critical U.S. Government Agencies. We focus primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve mission-critical functions and are of high importance within the hierarchy of these agencies. These properties generally meet our investment criteria, which target major federal buildings of Class A construction that are less than 20 years old, or have undergone a substantial renovation-to-suit for the tenant agency, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, are in strategic locations to facilitate the tenant agency’s mission, include build-to-suit features and are focused on environmental sustainability. As of December 31, 2023, the weighted average age of our wholly owned and unconsolidated operating properties was approximately 14.6 years based on the date the property was built or renovated-to-suit, where applicable, and the weighted average remaining lease term was approximately 10.5 years.
•
Primarily U.S. Government Tenant Base with Strong History of Renewal. Our leases with U.S. Government agencies are backed by the full faith and credit of the U.S. Government. For the GSA leases, rents are paid from the Federal Buildings Fund and are not subject to direct federal appropriations. All of our leases with other federal agencies were executed under delegation from the GSA, and therefore the Federal Buildings Fund stands behind these leases as a guarantor, even though the rent is paid from appropriated funds by the agencies who executed the lease contracts. Furthermore, the U.S. Government has never experienced a financial default to date. In addition to stable rent payments, our U.S. Government leases typically have initial total terms of ten to 20 years with renewal leases having terms of five to 15 years. U.S. Government leases governing properties similar to the properties that we target have historically had high renewal rates, which limit operational risk. We believe that the strong credit quality of our government tenant base, our long-term leases, the likelihood of lease renewal and the high tenant recovery rate for our property-related operating expenses contribute to the stability of our operating cash flows and expected distributions.
•
Experienced and Aligned Management Team. Our senior management team has a proven track record of sourcing, acquiring, developing and managing properties leased to government agencies. For example, our senior management team has collectively been responsible for the acquisition of an aggregate of approximately 9.0 million square feet of U.S. Government-leased properties, of which 1.0 million square feet is through the JV and the development of approximately 1.4 million aggregate square feet of such properties. We believe that our management expertise provides us with a significant advantage over our competitors when pursuing acquisition opportunities and engaging U.S. Government agencies in property development opportunities and provides us with superior property management and tenant service capabilities.
•
Access to Acquisition Opportunities with an Active Pipeline. Our senior management team has an extensive network of longstanding relationships with owners, specialized developers, leasing brokers, lenders and other participants in the government-leased property market. Our team seeks to leverage these relationships to access a wide variety of sourcing opportunities, frequently resulting in the acquisition of properties that were not broadly marketed. In addition, we maintain a proprietary database that tracks buildings encompassing approximately 94 million rentable square feet and includes substantially every major U.S. Government-leased property that meets our investment criteria as well as information about the building’s ownership. This proprietary database incorporates recent updates to the GSA inventory and the current portfolio of VA leased assets across the United States. We believe that our longstanding industry relationships, coupled with our proprietary database, improve our ability to source and execute attractive acquisition opportunities. Further, these factors enable us to effectively initiate transactions with property owners who may not currently be seeking to sell their property, which we believe gives us a competitive advantage over others bidding in broadly marketed transactions.
•
Extensive Development Experience with U.S. Government-Leased Properties. Our senior management team has developed projects comprising approximately 4.6 million square feet, including 40 build-to-suit projects for the U.S. Government as well as other corporate tenants. In the aggregate, our senior management team has developed 23 projects for the GSA and U.S. Government agencies. Development of government projects, particularly build-to-suit projects, requires expertise in GSA and other U.S. Government requirements and the needs of tenant agencies. Since 1994, members of our senior management team have developed an average of approximately 47,600 square feet per year of U.S. Government-leased build-to-suit properties. We believe that our thorough understanding of the U.S. Government’s procurement processes and standards, our longstanding relationships with the GSA and other agencies of the U.S. Government, and our differentiated capabilities enable us to continue to compete effectively for U.S. Government development opportunities.

•
Value-Enhancing Asset Management. Our management team focuses on the efficient management of our properties and on improvements to our properties that enhance their value for a tenant agency and improve the likelihood of lease renewal. We work in close partnership with the U.S. Government tenant agencies to manage the construction of specialized, agency-specific design enhancements. These highly tailored build-outs substantially increase the likelihood of the tenant agency’s renewal and also typically generate a construction management fee paid by the tenant agency to us in the amount of approximately 12% of the actual cost of construction. We also seek to reduce operating costs at all of our properties, often by implementing environmentally-driven energy efficiency programs that help the U.S. Government achieve its conservation and efficiency goals. Our asset management team also conducts frequent audits of each of our properties in concert with the U.S. Government tenant agency to keep each facility in optimal condition, allow the tenant agency to better perform its stated mission and help to position us as a partner of choice for the U.S. Government and its tenant agencies.
•
Growth-Oriented Capital Structure. Our capital structure provides us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through four underwritten public offerings of our common stock and sales of our common stock under our at-the-market equity offering programs (“ATM Programs”). Additionally, during 2021, we formed the JV, in which we own a 53% interest, with a leading global investor to acquire a portfolio of properties. During the year ended December 31, 2023, we received net proceeds of $39.3 million through the issuance of 1,950,000 shares of our common stock under our ATM Programs and $46.8 million through the issuance of 2,309,000 shares in connection with our underwritten public offering during the third quarter of 2021. All shares were issued in settlement of previously entered into forward sale transactions in connection with the ATM Programs and the underwritten public offering. As of December 31, 2023, we expect to receive aggregate net proceeds of approximately $6.8 million from the sale of an aggregate 500,000 shares of the Company's common stock that have not yet been settled under our ATM Programs, assuming these forward sales transactions are physically settled in full using a net weighted average combined initial forward sales price of $13.52 per share. As of December 31, 2023, we also had the capacity to issue an additional $380.6 million under our ATM Programs. As of December 31, 2023, we had total indebtedness of approximately $1.3 billion, including borrowings of approximately $79.0 million outstanding under our $450.0 million senior unsecured revolving credit facility.

Business & Growth Strategies

Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We pursue the following strategies to achieve these goals:

•
Pursue Attractive Acquisition Opportunities. We seek to pursue strategic and disciplined acquisitions of properties that we believe are directly and indirectly essential to the mission of select government agencies and that, in many cases, contain agency-specific design enhancements that allow each tenant agency to better satisfy its mission. We target for acquisition primarily major federal buildings of Class A construction that are less than 20 years old, or have undergone substantial renovation-to-suit for the tenant agency, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, are in strategic locations to facilitate the tenant agency’s mission, include build-to-suit features and are focused on environmental sustainability.
•
Develop Build-to-Suit U.S. Government Properties. We target attractive opportunities to develop build-to-suit properties for the benefit of certain U.S. Government agencies. As U.S. Government agencies expand, they often require additional space tailored specifically to their needs, which may not be available in the agency’s target market and therefore require new construction. The U.S. Government typically solicits proposals from private companies to develop and lease such properties to the agency, rather than developing and owning the property itself. We expect to bid for those property development opportunities published by the GSA or the relevant U.S. Government agency, as well as seeking other potential development opportunities that suit our investment criteria.
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

Employees and Human Capital

As of December 31, 2023, we had 56 employees, including 38 employees based in our corporate headquarters in Washington, D.C. and 18 employees based in other locations throughout the United States. None of our employees are represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

From the top down, including our board of directors and senior management team, we are committed to cultivating an inclusive company culture that attracts top talent and creates an environment that fosters collaboration, innovation and diversity, while providing professional development opportunities and training. Our human capital objectives include identifying, recruiting, retaining, developing, incentivizing and integrating our existing and prospective employees. To further these objectives, we have established a number of policies and programs and undertaken various initiatives, including:

•
Diversity and Inclusion. We value diversity of views, experience, skill sets, gender and ethnicity throughout our organization, including our board of directors, and are committed to fostering a culture of diversity and inclusion. As of December 31, 2023:
o
41% and 32% of our employees were female and non-white, respectively;
o
two of our five named executive officers were women, including Meghan G. Baivier and Allison E. Marino who the board of directors promoted to serve as our President and Chief Operating Officer and our Chief Financial Officer and Chief Accounting Officer, respectively, effective January 1, 2024; and
o
two of the three standing committees of our board of directors were chaired by women, including Tara S. Innes, Chair of the Audit Committee, and Cynthia A. Fisher, Chair of the Nominating and Corporate Governance Committee.
•
Employee Retention. We value employee retention and actively seek to promote from within our company. While we believe our culture thrives on hard work, collaboration and teamwork, we also understand that the flexibility to work remotely, on occasion, can be valuable. In support of this, we have implemented a remote working policy.
•
Employee Training and Professional Development. We encourage our employees to take advantage of various internal training opportunities, as well as those provided by outside service providers to the extent they are business related. For example, all employees, including members of our management team, are trained annually about the business and structure of our company and the important laws and policies that affect us, with a focus on ethics, compliance and internal controls. Our employees also receive extensive and ongoing training concerning important cybersecurity issues. Many of our employees hold professional licenses and we encourage them, and in many cases reimburse them, to attend ongoing continuing professional education certifications such as is typically required of certified public accountants. Furthermore, we provide a professional development allowance to each of our employees on an annual basis for them to pursue development opportunities such as but not limited to conferences, workshops, webinar and education courses. We also provide all employees with biannual performance and career development reviews.
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

Significant Tenants

Substantially all of our rents come from U.S. Government tenant agencies. As of December 31, 2023, our U.S. Government tenant agencies accounted for 97.3% of our annualized lease income. For further information on the composition of our tenant base, see Item 2, “Properties.”

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

Environmental, Social and Corporate Governance

We are committed to sustainability and continually seek to improve our environmental responsibility initiatives, efforts, programs and policies. We have an in-house committee, comprised of employees and members of senior management, that meets regularly to identify, initiate, and monitor sustainable practices in all aspects of our business for the benefit of our tenants, shareholders, employees, and the community at large. In 2023, we published our second annual Environmental, Social, and Governance (“ESG”) report which included information on our progress towards meeting our previously announced environmental and social goals as well as an update to our alignment with five United Nations Sustainable Development Goals. These goals aim to help reduce our greenhouse gas emissions and address climate change performance.

We believe the U.S. Government serves as the natural partner for our environmentally-friendly endeavors. The U.S. Government maintains “green lease” policies that include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the many factors it considers when leasing property and we continue to partner with the GSA to promote sustainability. In 2023, we were recognized as a Premier Member of the EPA’s ENERGY STAR Certification Nation as well as a Silver Level Green Lease Leader by the Department of Energy’s Better Building Alliance. For the 2023 certification year, we had 16 ENERGY STAR certified buildings. Additionally, over 47% of our assets have achieved at least one sustainability related certification such as ENERGY STAR, LEED, or Green Globes.

Corporate Responsibility

We are committed to volunteerism and philanthropy and strive to positively impact the communities in which we work and live. We have a gift-matching program where Easterly will match each employee’s qualifying charitable contribution up to a specified amount each year. We also announced enhancements to our companywide volunteering program beginning in 2022. We believe these commitments mutually benefit our tenants, investors, employees, and local communities.

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

REIT Qualification

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations. See Item 1A. “Risk Factors.”

Corporate Headquarters

Our principal executive offices are located at 2001 K Street NW, Suite 775 North, Washington, DC 20006, and our telephone number is 202-595-9500.

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

Substantially all of our current rents come from U.S. Government tenant agencies. As of December 31, 2023, our U.S. Government tenant agencies accounted for 97.3% of our annualized lease income. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Due to such concentration, any failure by the U.S. Government to perform its obligations under its leases or a failure to renew its leases upon expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected properties are leased, and could decrease the ultimate value of the affected property upon sale and have a material adverse effect on our business, financial condition and results of operations.

We may be unable to renew leases or lease vacating space on favorable terms or at all as leases expire, which could adversely affect our business, financial condition and results of operations.

As of December 31, 2023, leases representing approximately 13.7% of our total annualized lease income and approximately 14.4% of the square footage of the properties in our portfolio will expire by the end of 2026. We may be unable to renew such expiring leases or our properties may not be released at net effective rental rates equal to or above the current average net effective rental rates.

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

As of December 31, 2023, we had one property under development. We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit renovations for existing U.S. Government tenant agencies and new developments for anticipated tenant agencies and, as a result, will be subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include:

•
the availability and pricing of financing on favorable terms or at all;
•
development costs that may be higher than anticipated;
•
cost overruns and untimely completion of construction (including risks beyond our control, such as weather, labor conditions or material shortages);
•
the potential that we may expend funds on, and devote management time to projects that we do not complete; and
•
the inability to complete construction and leasing of a property on schedule, resulting in increased debt service expense and development and renovation costs.

Additionally, inflationary pricing may have a negative effect on the construction costs necessary to initiate or complete redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of development and renovation activities, any of which could have a material adverse effect on our business, financial condition and results of operations.

Unfavorable market and economic conditions in the United States and globally could adversely affect occupancy levels, rental rates, rent collections, operating expenses and the overall market value of our assets and have a material adverse effect on our business, financial condition and results of operations.

Unfavorable market conditions in the geographic markets in which we operate and unfavorable economic conditions in the United States and globally may significantly affect our occupancy levels, rental rates, rent collections, operating expenses, the market value of our assets and our ability to strategically acquire, dispose of, recapitalize or refinance our properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates may be adversely affected by increases in supply of office space and is dependent upon overall economic conditions, which are adversely affected by, among other things, job losses and unemployment levels, inflation, rising interest rates, recessions, stock market volatility and uncertainty about the future. Continued economic uncertainty in the United States and abroad could lead to sustained periods of economic slowdown or recession, continued inflation and higher interest rates or declining demand for real estate, and the occurrence of such events, or public perception that any of these events may occur, could result in a general decrease in rental rates. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. Any declines in our occupancy levels, rental revenues or the values of our buildings would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and make distributions to our stockholders, which could negatively affect our financial condition and the market value of our common stock. Our business may be affected by the volatility and illiquidity in the financial and credit markets, a general global economic recession and other market or economic challenges experienced by the real estate industry or the United States economy as a whole.

Our business may also be adversely affected by local economic conditions in the areas in which we operate. Factors that may affect our occupancy levels, our rental revenues, our net operating income, our Funds From Operations (“FFO”) or the value of our properties include the following, among others:

•
downturns in global, national, regional and local economic conditions, including as a result of elevated inflation and interest rates;
•
possible reduction of the U.S. Government workforce; and
•
economic conditions that could cause an increase in our operating expenses, such as inflation, increases in property taxes (particularly as a result of increased local, state and national government budget deficits and debt and potentially reduced federal aid to state and local governments), utilities, insurance, compensation of on-site associates and routine maintenance.

Our properties are leased to a limited number of U.S. Government tenant agencies, and a change to any of these agencies’ missions could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2023, three of our U.S. Government tenant agencies, the Department of Veteran Affairs (“VA”), Federal Bureau of Investigation (“FBI”), and Drug Enforcement Administration (“DEA”), accounted for an aggregate of approximately 47.2% of our total leased square feet and an aggregate of approximately 53.2% of our total annualized lease income. Each U.S. Government agency has its own customs, procedures, culture, needs and mission, which translate into different requirements for its leased space, and we work with the tenant agency to design and construct specialized, agency-specific enhancements. In addition, under the terms of our GSA leases, the GSA generally has the right to designate another U.S. Government agency to occupy all or a portion of the leased property. A change in the structure, mission, or leasing requirements of any one of our U.S. Government tenant agencies, a significant reduction in the agency’s workforce, a relocation of personnel resources, other internal reorganization or a change in the tenant agency occupying the leased space, could affect our lease renewal opportunities and have a material adverse effect on our business, financial condition and results of operations.

Some of our leases with U.S. Government tenant agencies permit the tenant agency to vacate the property and discontinue paying rent prior to their lease expiration date.

Some of our leases are currently in the soft-term period of the lease and tenants under such leases have the right to vacate their space during a specified period before the stated terms of their leases expire. Tenants occupying approximately 7.2% of our leased square feet and contributing approximately 6.9% of our annualized lease income (in each case, as of December 31, 2023) currently have exercisable rights to terminate their leases before the stated soft-term of their lease expires. For fiscal policy reasons, security concerns or other reasons, some or all of our U.S. Government tenant agencies under leases within the soft-term period may decide to exercise their termination rights before the stated term of their lease expires. Such events, if they were to occur and we were not able to lease the vacant space to another tenant in a timely manner or at all, could have a material adverse effect on our business, financial condition and results of operations.

We currently have a concentration of properties located in California and are exposed to changes in market conditions and natural disasters in this state.

Eighteen of our properties are located in California, accounting for approximately 15.7% of our total leased square feet and approximately 20.2% of our total annualized lease income as of December 31, 2023. As a result of this concentration, a material portion of our portfolio may be exposed to the effects of economic and real estate conditions in California markets, such as the supply of competing properties, general levels of employment and economic activity. In addition, historically, California has been vulnerable to natural disasters, such as earthquakes, wildfires, floods and mudslides. To the extent that weak economic or real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

We are subject to risks from natural disasters and climate change.

Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes, floods, or rising sea levels due to climate change may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe, such as an earthquake affecting our properties in California, or destructive weather event, such as a tornado affecting our properties in Nebraska, may have a significant negative effect on our business, financial condition and results of operations. Additionally, risks associated with climate change including, for example, rising sea levels, could cause property loss or damage to our properties located in coastal states such as Georgia, Louisiana, California, Florida and South Carolina. As a result, our operating and financial results may vary significantly from one period to the next. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather. We also are exposed to risks associated with inclement winter weather, particularly on the Atlantic coast, a region in which some of our properties are located, including increased need for maintenance and repair of our buildings.

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

In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties in order to comply with such regulations. Numerous treaties, laws and regulations have been enacted or proposed in an effort to regulate climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of “green” building codes. These laws and regulations may require us to make improvements to our existing properties and result in increased operating costs. We may also incur costs associated with increased regulations or investor requirements for increased environmental and social disclosures and reporting. The cost of compliance with, or failure to comply with, such laws and regulations could impact our financial condition.

Any future pandemic, epidemic or outbreak of any highly infectious disease could have an adverse effect on our business, financial condition, results of operations and cash flows.

Any future pandemic, epidemic or outbreak of any highly infectious disease, including the emergence of additional COVID-19 variants, may cause significant disruptions to the U.S. and global economy and could contribute to significant volatility and negative pressure in financial markets.

The extent to which any future pandemic, epidemic or outbreak of any highly infectious disease impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. Any future pandemic, epidemic or outbreak of any highly infectious disease may adversely affect our business, financial condition, results of operations and cash flows, and may have the effect of heightening many of the risks within this “Risk Factors” section.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use external financing to fund acquisition, development and renovation activities. As of December 31, 2023, we had total indebtedness of approximately $1.3 billion, including approximately $79.0 million outstanding under our $450.0 million senior unsecured revolving credit facility, which we refer to as our revolving credit facility, $200.0 million outstanding under our $200.0 million senior unsecured term loan facility, which we refer to as our 2018 term loan facility, $100.0 million outstanding under our $100.0 million senior unsecured term loan facility, which we refer to as our 2016 term loan facility, $175.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2017 senior unsecured notes, $275.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2019 senior unsecured notes and $250.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2021 senior unsecured notes. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and renovation activities or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out a smaller percentage of our taxable income (subject to the annual distribution requirements applicable to REITs under the Internal Revenue Code of 1986, as amended (the “Code”)). To the extent that we are able or choose to access capital at a higher cost than we have experienced in recent years, as reflected in higher interest rates for debt financing or a lower stock price for equity financing, our earnings per share and cash flow could be adversely affected. In addition, the price of common stock may fluctuate significantly or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

On a quarterly basis, we assess whether there are any indicators that the value of our properties may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows analysis considers the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our properties. These assessments may be influenced by factors beyond our control, such as early vacating by a tenant or damage to properties due to earthquakes, tornadoes, hurricanes and other natural disasters, fire, civil unrest, terrorist acts or acts of war. These assessments may have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that we will not take charges in the future related to the impairment of our properties. Any such impairment could have a material adverse effect on our business, financial condition and results of operations in the period in which the charge is taken.

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

As of December 31, 2023, we had total indebtedness of approximately $1.3 billion including approximately $79.0 million outstanding under our revolving credit facility, $300.0 million outstanding in the aggregate under our 2018 term loan facility and our 2016 term loan facility and $700.0 million in the aggregate under our 2017 senior unsecured notes, 2019 senior unsecured notes and 2021 senior unsecured notes. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Code. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Certain mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. As of December 31, 2023, we had $220.6 million of combined United States property mortgages and other secured debt. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants and our senior unsecured revolving credit facility, our senior unsecured term loan facility, our senior unsecured notes, and other future debt may, require us to maintain various financial ratios. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. Early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2023, we had $79.0 million of outstanding consolidated debt that, pursuant to the documentation governing such debt, bears interest at variable rates, and we expect that we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under the applicable governing documents, increase the cost of refinancing such debt or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which could adversely affect us.

As of December 31, 2023, we had three interest rate swaps in place with an aggregate notional value of $300.0 million to mitigate our exposure to fluctuations in short term interest rates and fix the interest rate on our 2016 term loan facility and 2018 term loan facility. We may continue, in a manner consistent with our qualification as a REIT, to seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. Such hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

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

We believe our operating partnership qualifies and will continue to qualify as a partnership for U.S. federal income tax purposes. Assuming that it qualifies as a partnership for U.S. federal income tax purposes, our operating partnership itself generally will not be subject to U.S. federal income tax on its income. Instead, its partners, including us, generally are required to pay tax on their respective allocable share of our operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge our operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. For example, our operating partnership would be treated as a corporation for U.S. federal income tax purposes if it were deemed to be a “publicly traded partnership” and less than 90% of its income consisted of “qualified income” under the Code. If the IRS were successful in treating our operating partnership as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, therefore, cease to qualify as a REIT, and our operating partnership would become subject to U.S. federal, state and local income tax. The payment by our operating partnership of income tax would significantly reduce the amount of cash available to our operating partnership to satisfy obligations to make principal and interest payments on its debt and to make distribution to its partners, including us.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. In addition, rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm’s-length basis. We have jointly elected with three subsidiaries for such subsidiaries to be treated as TRSs for U.S. federal income tax purposes. These three subsidiaries and any other TRSs that we form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

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

We rely on IT networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring and third-party providers to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. It is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, incidents, and compromises, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, and those of our tenants; result in our inability to properly monitor our compliance with the rules and regulations regarding our compliance as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others; result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space; require significant management attention and resources to remedy any damages that may result; damage our reputation among our tenants and investors, or subject us to liability claims or regulatory penalties. Additionally, third-party security events at our vendors or other service providers could also impact our data and operations via unauthorized access to information or disruption of services. Any or all of the above could have a material adverse effect on our business, financial condition and results of operations.

The risk of a security breach, incident, compromise or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, which, in turn, may lead to increased costs to protect our network, data and systems. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach, incident, compromise, or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches, incidents, and compromises evolve and generally are not recognized until launched against a target, and in some cases, are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures or to adequately address or mitigate any security breach, incident, or compromise, and thus it is impossible for us to entirely mitigate this risk.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We rely on IT networks and systems to process, transmit and store electronic information and to manage or support our business. We have implemented information security processes designed to identify, assess and manage risks from cybersecurity threats to our systems and data.

These processes are supported by a multidisciplinary team, including our legal department, management and third-party information security service providers, as described further below. We leverage internal and external resources to monitor and evaluate our threat environment, including the use of our third-party managed service provider, manual and automated tools, threat intelligence reporting and analysis services, security scans and testing and internal and external audits. In addition, as part of our ongoing cybersecurity efforts, we have implemented a process for mandatory cybersecurity awareness training for new employees during onboarding and at least annually thereafter. We also conduct ongoing phishing simulations in an effort to raise awareness and support our training efforts.

Our cybersecurity risk assessment process includes quarterly reviews of our cybersecurity controls, annual third-party penetration tests and annual internal assessments of our cybersecurity program as informed by the NIST Cybersecurity Framework. The results of our assessments are discussed with management and the audit committee of our board of directors. We have also established incident response processes for reporting to the audit committee for certain cybersecurity incidents, as appropriate.

We utilize certain third-party service providers to perform a variety of functions relating to the acquisition, development and management of our properties. We seek to engage reliable, reputable service providers that maintain cybersecurity programs. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include a review of the cybersecurity practices of such provider, including through security questionnaires and applicable security certifications or reports, as appropriate.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, to date that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional discussion about cybersecurity-related risks.

Governance

Our board of directors is responsible for overseeing our strategy and risk management process and discharges its duties both as a full board and through its committees. As reflected in the audit committee charter, our board has delegated to the audit committee oversight of our risk assessment and management process, including processes related to cybersecurity. The audit committee meets at least annually with management, our internal auditor and our contracted Chief Technology Officer to discuss our cybersecurity program in regards to potential significant financial or operational risk exposures and the measures implemented to monitor and address those risks, including those that may result from cybersecurity threats. As necessary or appropriate, these discussions may include our risk assessment and risk management policies.

In addition to our multidisciplinary management team, we rely on our internal audit function in collaboration with a third-party information security service provider to lead our cybersecurity risk assessment and management processes and oversee their implementation and maintenance. We have a longstanding relationship with our third-party information security service provider, which includes services from our contracted Chief Technology Officer. The contracted Chief Technology Officer has approximately 15 years of information technology experience, including nine years in the finance and real estate sectors, and our Head of Internal Audit, has approximately 30 years of audit experience, including 20 years in the real estate and financial services sectors.

Management is responsible for hiring personnel to support our cybersecurity strategy, as appropriate, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel.

Management is also responsible for approving technology budgets, approving cybersecurity processes, and reviewing cybersecurity assessments and other cybersecurity-related matters.

Item 2. Properties

As of December 31, 2023, we wholly owned 81 operating properties and nine operating properties through an unconsolidated joint venture in the United States encompassing approximately 8.8 million leased square feet (8.3 million pro rata), including 88 operating properties that were leased to U.S. Government tenant agencies, one operating property entirely leased to tenant agencies of a U.S. state government and one operating property leased entirely to a private tenant. In addition, we wholly owned one property under development that we expect to encompass approximately 0.2 million leased square feet upon completion. As of December 31, 2023, our operating properties were 97% leased with a weighted average annualized lease income per leased square foot of $35.98 ($35.64 pro rata) and a weighted average age of approximately 14.6 years based on the date the property was built or renovated-to-suit, where applicable. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2023, and it includes properties held by our unconsolidated joint venture:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,656,342	5.2%	$50.84
USCIS - Kansas City (3)	Lee's Summit, MO	O/W	2024 - 2042	416,399	10,282,368	3.2%	24.69
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,427,298	2.7%	20.87
Various GSA - Chicago	Des Plaines, IL	O	2026	188,768	7,765,015	2.5%	41.14
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,953,528	2.2%	41.01
IRS - Fresno	Fresno, CA	O	2033	180,481	6,908,070	2.2%	38.28
Various GSA - Portland (4)	Portland, OR	O	2024 - 2039	205,478	6,855,312	2.2%	33.36
Various GSA - Buffalo (5)	Buffalo, NY	O	2025 - 2039	273,678	6,822,162	2.2%	24.93
VA - San Jose	San Jose, CA	OC	2038	90,085	5,770,504	1.8%	64.06
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,732,732	1.8%	33.80
FBI - Tampa	Tampa, FL	O	2040	138,000	5,313,544	1.7%	38.50
FBI - San Antonio	San Antonio, TX	O	2025	148,584	5,208,055	1.6%	35.05
PTO - Arlington	Arlington, VA	O	2035	190,546	5,028,972	1.6%	26.39
FDA - Alameda	Alameda, CA	L	2039	69,624	4,898,064	1.5%	70.35
FBI / DEA - El Paso	El Paso, TX	O/W	2028	203,683	4,653,875	1.5%	22.85
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,650,064	1.5%	22.10
FBI - Omaha	Omaha, NE	O	2024	112,196	4,435,691	1.4%	39.54
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,355,673	1.4%	23.87
FDA - Lenexa	Lenexa, KS	L	2040	59,690	4,254,683	1.3%	71.28
DOT - Lakewood	Lakewood, CO	O	2039	122,225	4,154,365	1.3%	33.99
VA - South Bend	Mishakawa, IN	OC	2032	86,363	4,068,428	1.3%	47.11
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	4,037,239	1.3%	40.35
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,970,218	1.3%	28.84
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,937,828	1.2%	28.60
JUD - Del Rio	Del Rio, TX	C/O	2041	89,880	3,822,377	1.2%	42.53
VA - Mobile	Mobile, AL	OC	2033	79,212	3,676,952	1.2%	46.42
FBI - Knoxville	Knoxville, TN	O	2025	99,130	3,607,505	1.1%	36.39
EPA - Kansas City	Kansas City, KS	L	2043	55,833	3,497,886	1.1%	62.65
FBI - Birmingham	Birmingham, AL	O	2042	96,278	3,474,546	1.1%	36.09
ICE - Charleston	North Charleston, SC	O	2027	65,124	3,343,735	1.1%	51.34
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,340,675	1.1%	33.84
VA - Chico	Chico, CA	OC	2034	51,647	3,324,046	1.0%	64.36
FBI - Richmond	Richmond, VA	O	2041	96,607	3,307,199	1.0%	34.23
FBI - Little Rock	Little Rock, AR	O	2041	102,377	3,217,259	1.0%	31.43
DEA - Sterling	Sterling, VA	L	2038	57,692	3,209,041	1.0%	55.62
USFS I - Albuquerque	Albuquerque, NM	O	2026	92,455	3,194,580	1.0%	34.55
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,159,364	1.0%	47.28
DEA - Vista	Vista, CA	L	2035	52,293	3,130,467	1.0%	59.86
VA - Orange	Orange, CT	OC	2034	56,330	2,990,034	0.9%	53.08
VA - Indianapolis	Brownsburg, IN	OC	2041	80,000	2,954,619	0.9%	36.93
FBI - Mobile	Mobile, AL	O	2029	76,112	2,826,776	0.9%	37.14
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,822,205	0.9%	39.69
JUD - El Centro	El Centro, CA	C/O	2034	43,345	2,800,983	0.9%	64.62
DEA - Dallas Lab	Dallas, TX	L	2038	49,723	2,773,342	0.9%	55.78

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	$2,765,720	0.9%	$65.11
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,745,212	0.9%	53.85
SSA - Charleston	Charleston, WV	O	2029	110,000	2,706,668	0.9%	24.61
FBI - Albany	Albany, NY	O	2036	69,476	2,697,700	0.9%	38.83
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,613,424	0.8%	31.23
USAO - Louisville	Louisville, KY	O	2031	60,000	2,539,045	0.8%	42.32
JUD - Charleston	Charleston, SC	C/O	2040	52,339	2,522,970	0.8%	48.20
JUD - Jackson	Jackson, TN	C/O	2043	75,043	2,386,456	0.8%	31.80
NARA - Broomfield	Broomfield, CO	O/W	2032	161,730	2,373,591	0.7%	14.68
CBP - Savannah	Savannah, GA	L	2033	35,000	2,267,962	0.7%	64.80
Various GSA - Cleveland (6)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,262,036	0.7%	36.85
DEA - Dallas	Dallas, TX	O	2041	71,827	2,251,355	0.7%	31.34
NWS - Kansas City	Kansas City, MO	O	2033	94,378	2,143,349	0.7%	22.71
GSA - Clarksburg	Clarksburg, WV	O	2039	63,750	2,094,870	0.7%	32.86
DEA - Santa Ana	Santa Ana, CA	O	2029	39,905	2,002,191	0.6%	50.17
NPS - Omaha	Omaha, NE	O	2029	62,772	1,954,754	0.6%	31.14
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,914,312	0.6%	50.41
VA - Golden	Golden, CO	O/W	2026	56,753	1,769,302	0.6%	31.18
JUD - Newport News	Newport News, VA	C/O	2033	35,005	1,660,941	0.5%	47.45
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,611,989	0.5%	27.07
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,562,188	0.5%	33.25
VA - Charleston (7)	North Charleston, SC	W	2024 / 2040	102,718	1,553,987	0.5%	15.13
DHS - Atlanta (8)	Atlanta, GA	O	2031 - 2038	47,110	1,467,480	0.5%	31.15
DEA - Albany	Albany, NY	O	2025	31,976	1,400,197	0.4%	43.79
USAO - Springfield	Springfield, IL	O	2038	43,600	1,381,505	0.4%	31.69
DEA - Riverside	Riverside, CA	O	2032	34,354	1,310,541	0.4%	38.15
DEA - Birmingham	Birmingham, AL	O	2038	35,616	1,296,804	0.4%	36.41
JUD - Council Bluffs	Council Bluffs, IA	C/O	2041	28,900	1,287,379	0.4%	44.55
SSA - Dallas	Dallas, TX	O	2035	27,200	1,061,702	0.3%	39.03
JUD - South Bend	South Bend, IN	C/O	2027	30,119	796,519	0.3%	26.45
ICE - Louisville	Louisville, KY	O	2036	17,420	654,219	0.2%	37.56
DEA - San Diego	San Diego, CA	W	2032	16,100	556,881	0.2%	34.59
DEA - Bakersfield	Bakersfield, CA	O	2038	9,800	487,590	0.2%	49.75
SSA - San Diego	San Diego, CA	O	2032	10,059	447,488	0.1%	44.49
ICE - Otay	San Diego, CA	O	2027	7,434	259,066	0.1%	34.85
Subtotal				7,618,634	$270,421,014	85.5%	$35.49
Wholly Owned State and Local Government Leased Property
CA - Anaheim	Anaheim, CA	O	2033 / 2034	95,273	3,256,203	1.0%	$34.18
Subtotal				95,273	$3,256,203	1.0%	$34.18
Wholly Owned Privately Leased Property
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	400,380	0.1%	$5.71
Subtotal				70,078	$400,380	0.1%	$5.71

Wholly Owned Properties Total / Weighted Average				7,783,985	274,077,597	86.6%	$35.21

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - Phoenix (9)	Phoenix, AZ	OC	2042	257,294	$10,678,873	3.4%	$41.50
VA - San Antonio (9)	San Antonio, TX	OC	2041	226,148	9,185,752	2.9%	40.62
VA - Chattanooga (9)	Chattanooga, TN	OC	2035	94,566	4,355,633	1.4%	46.06
VA - Lubbock (9)(10)	Lubbock, TX	OC	2040	120,916	4,206,784	1.3%	34.79
VA - Marietta (9)	Marietta, GA	OC	2041	76,882	3,955,701	1.2%	51.45
VA - Birmingham (9)	Irondale, AL	OC	2041	77,128	3,175,571	1.0%	41.17
VA - Corpus Christi (9)	Corpus Christi, TX	OC	2042	69,276	2,938,590	0.9%	42.42
VA - Columbus (9)	Columbus, GA	OC	2042	67,793	2,909,443	0.9%	42.92
VA - Lenexa (9)	Lenexa, KS	OC	2041	31,062	1,309,622	0.4%	42.16
				1,021,065	$42,715,969	13.4%	$41.83

Total / Weighted Average				8,805,050	$316,793,566	100.0%	$35.98

Total / Weighted Average at Easterly's Share				8,325,148	$296,717,063		$35.64
(1)
OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution.
(2)
The year of lease expiration does not include renewal options.
(3)
Private tenants occupy 100,081 leased square feet.
(4)
Private tenants occupy 36,610 leased square feet.
(5)
A state tenant occupies 14,274 leased square feet.
(6)
A private tenant occupies 11,402 leased square feet.
(7)
A private tenant occupies 5,000 leased square feet.
(8)
A private tenant occupies 17,373 leased square feet.
(9)
We own 53.0% of the property through an unconsolidated joint venture.
(10)
Asset is subject to a ground lease where we are the lessee.

Our assets are located throughout the United States. The following table sets forth the geographic diversification of our operating properties, by market, based on the GSA’s definition of regions, as of December 31, 2023, and it includes properties held by our unconsolidated joint venture:

Location	Market	Number of Properties	Number of Leases	Leased Square Feet	Percentage of Total Leased Square Feet	Percent Leased	Annualized Lease Income	Percentage of Total Annualized Lease Income
State
California	Pacific Rim	18	22	1,385,660	15.7%	97%	$64,297,896	20.2%
Texas (1)	Greater Southwest	10	12	1,077,315	12.2%	100%	36,502,212	11.5%
Virginia	National Capital	5	5	783,587	8.9%	100%	21,633,451	6.8%
Alabama	Southeast Sunbelt	6	6	448,022	5.1%	100%	17,064,073	5.4%
Kansas	The Heartland	4	4	316,170	3.6%	95%	14,794,923	4.7%
Missouri	The Heartland	2	7	510,777	5.8%	86%	12,425,717	3.9%
New York	Northeast & Caribbean	3	8	375,130	4.3%	100%	10,920,059	3.4%
West Virginia	Mid-Atlantic	4	4	415,797	4.7%	100%	10,769,200	3.4%
Arizona	Pacific Rim	1	1	257,294	2.9%	100%	10,678,873	3.4%
Georgia	Southeast Sunbelt	4	5	226,785	2.6%	100%	10,600,586	3.3%
Tennessee	Southeast Sunbelt	3	3	268,739	3.1%	100%	10,349,594	3.3%
Nebraska	The Heartland	3	3	312,639	3.6%	100%	10,328,273	3.3%
New Mexico	Greater Southwest	3	3	262,275	3.0%	100%	9,357,460	3.0%
Illinois	Great Lakes	2	2	232,368	2.6%	84%	9,146,520	2.9%
Colorado	Rocky Mountain	3	3	340,708	3.9%	100%	8,297,258	2.6%
Indiana	Great Lakes	3	3	196,482	2.2%	100%	7,819,566	2.5%
South Carolina	Southeast Sunbelt	3	4	220,181	2.5%	91%	7,420,692	2.3%
Utah	Rocky Mountain	1	1	169,542	1.9%	100%	6,953,528	2.2%
Oregon	Northwest Arctic	1	15	205,478	2.3%	92%	6,855,312	2.2%
Florida	Southeast Sunbelt	1	1	138,000	1.6%	100%	5,313,544	1.7%
Pennsylvania	Mid-Atlantic	1	1	100,054	1.1%	100%	4,037,239	1.3%
Louisiana	Greater Southwest	1	1	137,679	1.6%	100%	3,970,218	1.3%
Arkansas	Greater Southwest	1	1	102,377	1.2%	100%	3,217,259	1.0%
Kentucky	Southeast Sunbelt	2	2	77,420	0.9%	100%	3,193,264	1.0%
Connecticut	New England	1	1	56,330	0.6%	100%	2,990,034	0.9%
Maryland	National Capital	1	1	50,978	0.6%	100%	2,745,212	0.9%
Ohio	Great Lakes	1	3	61,384	0.7%	100%	2,262,036	0.7%
Mississippi	Southeast Sunbelt	1	1	46,979	0.5%	100%	1,562,188	0.5%
Iowa	The Heartland	1	1	28,900	0.3%	100%	1,287,379	0.4%
Total / Weighted Average		90	124	8,805,050	100.0%	97%	$316,793,566	100.0%

Market
Pacific Rim		19	23	1,642,954	18.6%	97%	74,976,769	23.7%
Southeast Sunbelt		20	22	1,426,126	16.2%	99%	55,503,941	17.5%
Greater Southwest (1)		15	17	1,579,646	17.9%	100%	53,047,149	16.7%
The Heartland		10	15	1,168,486	13.3%	92%	38,836,292	12.3%
National Capital		6	6	834,565	9.5%	100%	24,378,663	7.7%
Great Lakes		6	8	490,234	5.6%	92%	19,228,122	6.1%
Rocky Mountain		4	4	510,250	5.8%	100%	15,250,786	4.8%
Mid-Atlantic		5	5	515,851	5.9%	100%	14,806,439	4.7%
Northeast & Caribbean		3	8	375,130	4.3%	100%	10,920,059	3.4%
Northwest Arctic		1	15	205,478	2.3%	92%	6,855,312	2.2%
New England		1	1	56,330	0.6%	100%	2,990,034	0.9%
Total / Weighted Average		90	124	8,805,050	100.0%	97%	$316,793,566	100.0%
(1)
One property entirely leased to a private tenant is located in the Greater Southwest region.

Our portfolio of operating properties has a stable tenant base that is diversified among U.S. Government agencies. Our U.S. Government tenant agencies include a number of the U.S. Government’s largest and most essential agencies. As of December 31, 2023 our operating properties were 97% leased by 54 tenants. The following table provides information about the tenants that leased our properties as of December 31, 2023, and includes tenants of properties held by our unconsolidated joint venture:

Tenant(1)	Weighted Average Remaining Lease Term(2)	Leased Square Feet	Percentage of Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income
U.S. Government
Department of Veteran Affairs (“VA”)	14.7	2,058,031	23.3%	$88,091,238	27.7%
Federal Bureau of Investigation (“FBI”)	8.4	1,501,720	17.0%	52,774,609	16.7%
Drug Enforcement Administration (“DEA”)	10.8	607,064	6.9%	27,846,156	8.8%
Judiciary of the U.S. (“JUD”)	13.4	401,610	4.6%	16,839,813	5.3%
U.S. Citizenship and Immigration Services (“USCIS”)	12.8	520,807	5.9%	14,955,067	4.7%
Environmental Protection Agency (“EPA”)	7.7	225,418	2.6%	9,230,618	2.9%
Food and Drug Administration (“FDA”)	16.2	129,314	1.5%	9,152,747	2.9%
U.S. Joint Staff Command (“JSC”)	4.4	403,737	4.6%	8,427,298	2.7%
Internal Revenue Service (“IRS”)	9.6	233,334	2.7%	7,998,696	2.5%
Immigration and Customs Enforcement (“ICE”)	5.0	183,894	2.1%	7,871,695	2.5%
Federal Aviation Administration (“FAA”)	2.8	188,768	2.1%	7,765,015	2.5%
Bureau of the Fiscal Service (“BFS”)	13.7	266,176	3.0%	6,969,097	2.2%
U.S. Forest Service (“USFS”)	2.4	191,175	2.2%	6,535,255	2.1%
Social Security Administration (“SSA”)	8.9	189,276	2.1%	5,596,570	1.8%
Patent and Trademark Office (“PTO”)	11.0	190,546	2.2%	5,028,972	1.6%
Federal Emergency Management Agency (“FEMA”)	14.8	210,373	2.4%	4,650,064	1.5%
Department of Transportation (“DOT”)	14.8	129,659	1.5%	4,413,431	1.4%
U.S. Attorney Office (“USAO”)	10.9	110,008	1.2%	4,131,106	1.3%
Customs and Border Protection (“CBP”)	11.7	64,737	0.7%	3,199,589	1.0%
National Archives and Records Administration (“NARA”)	8.4	161,730	1.8%	2,373,591	0.7%
National Weather Service (“NWS”)	10.0	94,378	1.1%	2,143,349	0.7%
National Park Service (“NPS”)	5.5	62,772	0.7%	1,954,754	0.6%
U.S. Department of Agriculture (“USDA”)	4.1	60,257	0.7%	1,907,054	0.6%
General Services Administration - Other	1.7	55,807	0.6%	1,798,673	0.6%
U.S. Coast Guard (“USCG”)	4.0	59,547	0.7%	1,611,989	0.5%
National Oceanic and Atmospheric Administration (“NOAA”)	7.7	33,403	0.4%	1,421,067	0.4%
U.S. Army Corps of Engineers (“ACOE”)	1.1	39,320	0.4%	1,146,042	0.4%
Small Business Administration (“SBA”)	15.6	44,753	0.5%	1,040,562	0.3%
Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”)	9.2	23,775	0.3%	743,335	0.2%
Federal Energy Regulatory Commission (“FERC”)	15.6	6,214	0.1%	246,845	0.1%
Department of Energy (“DOE”)	9.3	4,846	0.1%	187,782	0.1%
U.S. Marshals Service (“USMS”)	3.1	1,054	0.0%	50,101	0.0%
Department of Labor (“DOL”)	15.1	1,004	0.0%	32,987	0.0%
U.S. Probation Office (“USPO”)	15.1	452	0.0%	14,863	0.0%
Subtotal	10.7	8,454,959	96.0%	$308,150,030	97.3%

Tenant(1)	Weighted Average Remaining Lease Term(2)	Leased Square Feet	Percentage of Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income
State and Local Government Tenants
State of California Employee Development Department	9.9	65,133	0.7%	$2,140,000	0.7%
State of California Department of Industrial Relations	9.8	30,140	0.3%	1,116,203	0.4%
New York State Court of Claims	2.8	14,274	0.2%	393,861	0.1%
Subtotal	9.0	109,547	1.2%	$3,650,064	1.2%

Private Tenants
Other Private Tenants	4.0	77,090	0.9%	2,022,945	0.6%
CVS Health	1.4	39,690	0.5%	931,928	0.3%
St. Luke’s Health System	3.0	32,043	0.4%	907,488	0.3%
Providence Health & Services	1.7	21,643	0.2%	730,731	0.2%
Lummus Corporation	4.6	70,078	0.8%	400,380	0.1%
Subtotal	3.4	240,544	2.8%	$4,993,472	1.5%
Total / Weighted Average	10.5	8,805,050	100.0%	$316,793,566	100.0%
(1)
If a property is leased to multiple tenants the weighted average remaining lease term, leased square feet, annualized lease income and percentage of total annualized lease income have been allocated to the respective tenant agency.
(2)
Weighted based on leased square feet.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties based on the date the property was built or renovated-to-suit where applicable (approximately 19.0 years), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of December 31, 2023, and includes leases in place for properties held by our unconsolidated joint venture:

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2024	4	155,176	1.8%	$5,504,512	1.7%	$35.47
2025	14	629,156	7.1%	20,639,041	6.5%	32.80
2026	6	483,013	5.5%	17,370,921	5.5%	35.96
2027	9	506,510	5.8%	18,731,963	5.9%	36.98
2028	11	802,397	9.1%	17,491,834	5.5%	21.80
2029	6	510,144	5.8%	16,074,031	5.1%	31.51
2030	1	1,536	0.0%	58,893	0.0%	38.34
2031	3	117,875	1.3%	4,613,758	1.5%	39.14
2032	7	531,001	6.0%	16,801,083	5.3%	31.64
2033	9	522,122	5.9%	20,815,244	6.6%	39.87
Thereafter	54	4,546,120	51.7%	178,692,286	56.4%	39.31
Total / Weighted Average	124	8,805,050	100.0%	$316,793,566	100.0%	$35.98
(1)
The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of December 31, 2023, 11 leases occupying approximately 7.2% of our leased square feet and contributing approximately 6.9% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Information about our development property as of December 31, 2023 is set forth in the table below:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange under the symbol “DEA”. We had 26 stockholders of record of our common stock as of February 20, 2024. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Performance Graph

The following performance graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the Russell 2000 Index and the cumulative total return of the FTSE Nareit Equity REITs Index. The FTSE Nareit Equity REITs Index represents performance of all publicly-traded US Equity REITs not designated as Timber REITs or Infrastructure REITs. The graph covers the period from December 31, 2018 through December 31, 2023 and assumes that $100 was invested in our common stock and in each index on December 31, 2018 and that all dividends were reinvested. The information in this paragraph and the following performance graph are deemed to be furnished, not filed.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the audited consolidated financial statements and related notes thereto as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 and the sections entitled “Risk Factors,” “Forward Looking Statements,” “Business,” and “Properties” contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Forward Looking Statements.”

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

We focus primarily on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We may also consider other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of December 31, 2023, we wholly owned 81 operating properties and nine operating properties through an unconsolidated joint venture (the “JV”) in the United States encompassing approximately 8.8 million leased square feet (8.3 million pro rata), including 88 operating properties that were leased primarily to U.S. Government tenant agencies, one operating property entirely leased to tenant agencies of a U.S. state government and one operating property that was entirely leased to a private tenant. As of December 31, 2023, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of our operating partnership and owned approximately 93.8% of the aggregate limited partnership interests in our operating partnership, which we refer to herein as common units, as of December 31, 2023. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Acquisitions

On October 3, 2023, we acquired a 95,273 leased square foot Class A facility located in Anaheim, California. The building was renovated in 2020. The facility is 100% leased by tenant agencies of the state of California for beneficial use of the Employment Development Department and Department of Industrial Relations and has lease expirations ranging from 2033 to 2034.

On October 3, 2023, we acquired a 91,185 leased square foot Department of Homeland Security (“DHS”) facility in Atlanta, Georgia. The building was renovated to suit in 2023. The facility is primarily leased to the GSA for beneficial use of the Customs and Border Protection and Transportation Security Administration agencies and has lease expirations ranging from 2031 to 2038.

On October 19, 2023, we acquired a 35,005 leased square foot Judiciary of the U.S. Government (“JUD”) courthouse in Newport News, Virginia. The building is a build-to-suit courthouse completed in 2008. The facility is leased to the GSA for beneficial use of JUD with a lease expiration of July 2033.

Investment in unconsolidated real estate venture

On October 13, 2021, we formed the JV with a global investor to fund the acquisition of a portfolio of ten properties anticipated to encompass 1,214,165 leased square feet (the “VA Portfolio”) that would be 100% leased to the Veterans Affairs (“VA”). We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement. During the years ended 2022 and 2021, the JV closed on eight of the ten properties included in the Portfolio Acquisition.

On September 22, 2023, the JV acquired a 69,276 square foot VA outpatient facility located in Corpus Christi, Texas. The building is a build-to-suit property that was completed during 2022. The outpatient facility is leased to the VA and has a lease expiration of November 2042. The facility is the ninth of ten properties to be acquired in the previously announced the VA Portfolio. We anticipate the JV will acquire the tenth and final property in the VA Portfolio in 2024.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2023 and December 31, 2022

The financial information presented below summarizes the results of operations of our company for the years ended December 31, 2023 and 2022.

	For the years ended December 31,
(Amounts in thousands)	2023	2022	Change
Revenues
Rental income	$273,906	$284,488	$(10,582)
Tenant reimbursements	8,908	5,920	2,988
Asset management income	2,110	1,409	701
Other income	2,303	1,789	514
Total revenues	287,227	293,606	(6,379)
Expenses
Property operating	71,964	66,781	5,183
Real estate taxes	30,461	30,900	(439)
Depreciation and amortization	91,292	98,254	(6,962)
Acquisition costs	1,661	1,370	291
Corporate general and administrative	27,118	24,785	2,333
Total expenses	222,496	222,090	406
Other income (expense)
Income from unconsolidated real estate venture	5,498	3,374	2,124
Interest expense, net	(49,169)	(47,378)	(1,791)
Gain on the sale of operating properties	—	13,590	(13,590)
Impairment loss	—	(5,540)	5,540
Net income	$21,060	$35,562	$(14,502)

Revenues

Total revenues decreased $6.4 million to $287.2 million for the year ended December 31, 2023 compared to $293.6 million for the year ended December 31, 2022.

The $10.6 million decrease in Rental income is primarily attributable to the disposal of ten operating properties during the year ended December 31, 2022 offset by an increase in revenues from the three operating properties acquired since December 31, 2022 and a full period of operations from the three operating properties acquired during the year ended December 31, 2022.

The $3.0 million increase in Tenant reimbursements is primarily attributable to an increase in tenant project reimbursements.

The $0.7 million increase in Asset management income is attributable to the fee earned by us for asset management of the JV from the one property acquired since December 31, 2022 and a full period of operations from the four properties acquired during the year ended December 31, 2022.

The $0.5 million increase in Other income is primarily attributable to an increase in interest income.

Expenses

Total expenses increased by $0.4 million to $222.5 million for the year ended December 31, 2023 compared to $222.1 million for the year ended December 31, 2022.

The $5.2 million increase in Property operating expenses is primarily attributable to an increase in tenant reimbursable projects.

The $0.4 million decrease in Real estate taxes is also primarily attributable to the disposal of ten operating properties during the year ended December 31, 2022, offset by the three operating properties acquired since December 31, 2022 as well as a full period of operations from the three operating properties acquired during the year ended December 31, 2022.

Additionally, the $7.0 million decrease in Depreciation and amortization is primarily attributable to the disposal of ten operating properties during the year ended December 31, 2022 and a decrease in amortization related to fully amortized lease intangibles, offset by three operating properties acquired since December 31, 2022, as well as a full period of operations from the three operating properties acquired during the year ended December 31, 2022.

The $2.3 million increase in Corporate and general administrative costs was primarily due to an increase in employee costs.

Income from unconsolidated real estate venture

The $2.1 million increase in Income from unconsolidated real estate venture is primarily attributable to our pro rata share of operations from the one operating property acquired by the JV since December 31, 2022 and a full period of operations from the four operating properties acquired by the JV during the year ended December 31, 2022.

Interest expense, net

Interest expense, net increased by $1.8 million to $49.2 million for the year ended December 31, 2023 compared to $47.4 million for the year ended December 31, 2022. The increase is primarily attributable to higher weighted average borrowings and interest rates on our swapped term loans.

Gain on the sale of operating properties

In the fourth quarter of 2022, we recognized a Gain on the sale of operating properties totaling $13.6 million which was attributable to the disposition of a portfolio of ten properties. No dispositions were made during the year ended December 31, 2023.

Impairment loss

In the third quarter of 2022, we recognized an impairment loss totaling approximately $5.5 million for our ICE – Otay property and reduced its carrying value to its estimated fair value, which declined due to the changes in expected cash flows related to the tenant's lease expiration in 2022. ICE – Otay is a 47,919 rentable square foot office building located in San Diego, California. No impairment charges were incurred during the year ended December 31, 2023.

Comparison of Results of Operations for the Years Ended December 31, 2022 and December 31, 2021

Information pertaining to fiscal year 2021 was included in our Annual Report on Form 10-K for the year ended December 31, 2022 on page 42 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which was filed with the Securities and Exchange Commission, or SEC, on February 28, 2023.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, development activities at FDA – Atlanta, planned and possible acquisitions of properties, including the final VA Portfolio property through the JV, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business. At December 31, 2023, we had approximately $21.9 million available in cash and cash equivalents and there was approximately $370.9 million available under our revolving credit facility.

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

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•
development and redevelopment activities, including major redevelopment, renovation or expansion programs at FDA – Atlanta and other individual properties;
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

Equity

Shelf Registration Statement on Form S-3

We expect to file an automatic universal shelf registration statement on Form S-3 with the SEC following the filing of this Annual Report on Form 10-K. The registration statement will be deemed automatically effective and provide for the registration of unspecified amounts of securities. However, there can be no assurance that we will be able to complete any offerings of securities in the future under such registration statement, once filed.

Offering of Common Stock on a Forward Basis

On August 11, 2021, we completed an underwritten public offering of 6,300,000 shares of common stock offered on a forward basis. In connection with the offering, we also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of our common stock. On December 28, 2021, we issued 3,991,000 shares of our common stock for net proceeds of $85.0 million, which shares were issued in partial settlement of the Forward Sales Agreements entered into in connection with the underwritten public offering. During the three months ended March 31, 2023, we issued 2,309,000 shares of common stock under the Forward Sale Agreements and received net cash proceeds of approximately $46.8 million. As of December 31, 2023, all shares of common stock under the Forward Sales Agreements had been issued and settled.

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

The following table sets forth certain information with respect to issuances under the 2019 ATM Program in each fiscal quarter for the year ended December 31, 2023 (amounts in thousands except share amounts):

	2019 ATM Program
For the Three Months Ended:	Number of Shares Issued (1)	Net Proceeds (1)
March 31, 2023	250,000	$5,562
June 30, 2023	—	—
September 30, 2023	1,700,000	33,717
December 31, 2023	—	—
Total	1,950,000	$39,279
(1)
Shares issued by us, which were all issued in settlement of forward sales transactions. Additionally, as of December 31, 2023, we had entered into a forward sales transaction under the 2019 ATM Program for the sale of an additional 500,000 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transaction by December 2024, the maturity date, as set forth in the applicable forward sale transaction placement notice. Assuming the forward sales transaction is physically settled in full utilizing a net weighted average initial forward sales price of $13.52 per share, we expect to receive net proceeds of approximately $6.8 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the year ended December 31, 2023.

We used the net proceeds received from such sales for general corporate purposes. As of December 31, 2023, we had approximately $300.0 million of gross sales of our common stock available under the 2021 ATM Program and $80.6 million of gross sales of our common stock available under the 2019 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the year ended December 31, 2023.

Debt

Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of December 31, 2023 (dollars in thousands):

	Principal Outstanding	Interest	Current
Loan	December 31, 2023	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$79,000	S + 135bps	July 2025 (3)
Total revolving credit facility	79,000

Term loan facilities:
2016 term loan facility	100,000	5.05 (4)	March 2024 (5)
2018 term loan facility	200,000	5.39 (6)	July 2026
Total term loan facilities	300,000
Less: Total unamortized deferred financing fees	(892)
Total term loan facilities, net	299,108

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
Total notes payable	700,000
Less: Total unamortized deferred financing fees	(3,468)
Total notes payable, net	696,532

Mortgage notes payable:
VA - Golden	8,447	5.00% (7)	April 2024
USFS II - Albuquerque	11,603	4.46% (7)	July 2026
ICE - Charleston	11,998	4.21% (7)	January 2027
VA - Loma Linda	127,500	3.59% (7)	July 2027
CBP - Savannah	9,549	3.40% (7)	July 2033
USCIS - Kansas City	51,500	3.68% (7)	August 2024
Total mortgage notes payable	220,597
Less: Total unamortized deferred financing fees	(944)
Less: Total unamortized premium/discount	542
Total mortgage notes payable, net	220,195

Total debt	$1,294,835
(1)
At December 31, 2023, the USD SOFR with a five day lookback (“S”) was 5.31%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.
(2)
Our revolving credit facility had available capacity of $370.9 million at December 31, 2023, with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.
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
(5)
On January 23, 2024, we entered into the seventh amendment to the 2016 term loan facility agreement to extend the maturity date of the loan to January 30, 2025.
(6)
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

On May 30, 2023, we entered into the third amendment to our second amended and restated credit agreement, dated as of July 23, 2021, and into the sixth amendment to our senior unsecured term loan agreement, dated as of September 29, 2016. These amendments added a daily simple SOFR-based option to the term SOFR-based floating interest rate option as a benchmark rate for borrowings denominated in U.S. dollars for all purposes under the credit and term loan agreements, including, in each case, a credit spread adjustment of 0.10%.

On July 20, 2023, we exercised in full the $50.0 million delayed draw option on our 2018 term loan facility, increasing our 2018 term loan facility commitments from $150.0 million to $200.0 million, and transferred $50.0 million of our interest rate swap with a notional value of $100.0 million from our revolving credit facility to the $50.0 million delayed draw.

On January 2, 2024, the margin spreads under our credit facility agreement were reduced by 1 basis point as a result of achieving our sustainability metric percentage.

On January 23, 2024, we entered into the seventh amendment to our senior unsecured term loan agreement, dated as of September 29, 2016, to extend the maturity date of our 2016 term loan facility from March 29, 2024 to January 30, 2025.

See Note 5 to the Consolidated Financial Statements for additional information on our revolving credit facility, our 2018 term loan facility and our 2016 term loan facility.

Our revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2023, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of December 31, 2023 (dollars in thousands):

Debt Capital Structure	December 31, 2023
Total principal outstanding	$1,299,597
Weighted average maturity	4.6 years
Weighted average interest rate	4.2%
% Variable debt	6.1%
% Fixed debt (1)	93.9%
% Secured debt	17.1%
(1)
Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Material Cash Commitments

The following table shows our material cash commitments as of December 31, 2023:

	Payments due by period
	Total	2024	2025	2026	2027	2028	Thereafter
Mortgage principal and interest	$242,166	$71,511	$10,319	$15,470	$138,367	$1,169	$5,330
Revolving credit facility principal and interest	88,435	6,041	82,394	—	—	—	—
Term loan facilities principal and interest	328,893	112,033	10,795	206,065	—	—	—
Senior unsecured notes payable principal and interest	866,521	24,885	24,885	24,885	117,579	70,759	603,528
Development property obligations (1)	162,040	85,605	58,071	18,364	—	—	—
Total	$1,688,055	$300,075	$186,464	$264,784	$255,946	$71,928	$608,858
(1)
Due to the long-term nature of certain construction and development contracts included in this line, the amounts reported in the table represent our estimate of the timing for the related obligations being paid.

Additionally, we have a commitment to fund $5.0 million of advancements through a loan receivable. These commitments are expected to be funded over the next year and are dependent upon the borrower’s election to use the commitments.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of December 31, 2023, our investment in the JV was $284.5 million. As of December 31, 2023, we committed capital, net of return of over committed capital, to the JV totaling $291.7 million and have a remaining capital commitment of $46.6 million. None of the properties owned by the JV are encumbered by mortgage indebtedness.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2023	April 26, 2023	May 11, 2023	May 23, 2023	0.265
Q2 2023	August 2, 2023	August 17, 2023	August 29, 2023	0.265
Q3 2023	October 26, 2023	November 9, 2023	November 21, 2023	0.265
Q4 2023	February 21, 2024	March 6, 2024	March 18, 2024	0.265

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

Cash Flow

Comparison of Cash Flow for the Years Ended December 31, 2023 and December 31, 2022

The following table sets forth a summary of cash flows for our company for the years ended December 31, 2023 and 2022:

	For the years ended December 31,
	2023	2022	Change
(Amounts in thousands)
Net cash provided by (used in):
Operating activities	$114,479	$125,941	$(11,462)
Investing activities	(127,008)	(69,103)	(57,905)
Financing activities	17,194	(59,707)	76,901

Operating Activities

We generated $114.5 million and $125.9 million of cash from operating activities during the years ended December 31, 2023 and 2022, respectively. Net cash provided by operating activities for the year ended December 31, 2023 included $101.7 million in net cash from rental activities net of expenses, distributions from investment in unconsolidated real estate venture of $10.2 million and $2.6 million related to the changes in tenant accounts receivables, prepaid expense and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the year ended December 31, 2022 included $121.4 million in net cash from rental activities net of expenses and distributions from investment in unconsolidated real estate venture of $6.4 million offset by $1.9 million related to the changes in tenant accounts receivables, prepaid expense and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations and accounts payable, accrued expenses and other liabilities.

Investing Activities

We used $127.0 million and $69.1 million in cash for investing activities during the years ended December 31, 2023 and 2022, respectively. Net cash used in investing activities for the year ended December 31, 2023 primarily included $63.4 million in real estate acquisitions and deposits, $28.1 million in additions to operating properties, $17.8 million in additions to development properties and $17.7 million in investment in unconsolidated real estate venture, offset by $0.1 million in distributions from investment in unconsolidated real estate venture. Net cash used in investing activities for the year ended December 31, 2022 primarily included $143.8 million in investment in unconsolidated real estate venture, $93.7 million in real estate acquisitions and deposits, $22.6 million in additions to operating properties and $12.4 million in additions to development properties, offset by $202.4 million in proceeds from sale of operating properties, net and $1.0 million in distributions from investment in unconsolidated real estate venture.

Financing Activities

We generated $17.2 million and used $59.7 million in cash from financing activities during the years ended December 31, 2023 and 2022, respectively. Net cash generated in financing activities for the year ended December 31, 2023 included $112.4 million in dividends, $20.0 million in mortgage debt repayment and $0.4 million in payment of deferred offering costs offset by $86.5 million in gross proceeds from issuance of shares of our common stock, $50.0 million delayed draw on our 2018 term loan and $13.5 million in net draws under the revolving credit facility. Net cash used by financing activities for the year ended December 31, 2022 included $109.2 million in dividends, $10.9 million in mortgage debt repayment, and $0.1 million in payment of deferred offering costs offset by $51.0 million in net draws under the revolving credit facility and $9.5 million in gross proceeds from issuance of shares of our common stock.

Comparison of Cash Flow for the Years Ended December 31, 2022 and December 31, 2021

Information pertaining to fiscal year 2021 was included in our Annual Report on Form 10-K for the year ended December 31, 2022 on page 49 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which was filed with SEC on February 28, 2023.

Non-GAAP Financial Measures

We use and present FFO and Core FFO as supplemental measures of our performance. The summary below describes our use of FFO and Core FFO and provides information regarding why we believe these measures are meaningful supplemental measures of our performance and reconciles these measures from net income, presented in accordance with GAAP.

Funds From Operations and Core Funds From Operations

FFO is a supplemental measure of our performance. We present FFO calculated in accordance with the current National Association of Real Estate Investment Trusts (“Nareit”) definition set forth in the Nareit FFO White Paper – Restatement 2018. FFO includes the REIT’s share of FFO generated by unconsolidated affiliates. In addition, we present Core FFO for certain other adjustments that we believe enhance the comparability of our FFO across periods and to the FFO reported by other publicly traded REITs. FFO is a supplemental performance measure that is commonly used in the real estate industry to assist investors and analysts in comparing results of REITs.

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

We adjust FFO to present Core FFO as an alternative measure of our operating performance, which, when applicable, excludes items which we believe are not representative of ongoing operating results, such as liability management related costs (including losses on extinguishment of debt and modification costs), catastrophic event charges, depreciation of non-real estate assets, and the unconsolidated real estate venture’s allocated share of these adjustments. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results. We believe Core FFO more accurately reflects the ongoing operational and financial performance of our core business.

FFO and Core FFO are presented as supplemental financial measures and do not fully represent our operating performance. Other REITs may use different methodologies for calculating FFO and Core FFO or use other definitions of FFO and Core FFO and, accordingly, our presentation of these measures may not be comparable to other REITs. Neither FFO nor Core FFO is intended to be a measure of cash flow or liquidity. Please refer to our financial statements, prepared in accordance with GAAP, for purposes of evaluating our financial condition, results of operations and cash flows.

The following table sets forth a reconciliation of our net income to FFO and Core FFO for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	For the years ended December 31,
	2023	2022	2021
Net income	$21,060	$35,562	$33,957
Depreciation of real estate assets	90,288	97,262	91,189
Gain on sale of operating property	—	(13,590)	(1,307)
Impairment loss	—	5,540	—
Unconsolidated real estate venture allocated share of above adjustments	7,639	4,937	362
FFO	118,987	129,711	124,201
Adjustments to FFO:
Loss on extinguishment of debt	14	20	—
Natural disaster event expense, net of recovery	69	96	154
Depreciation of non-real estate assets	1,003	992	77
Unconsolidated real estate venture allocated share of above adjustments	66	66	—
Core FFO	$120,139	$130,885	$124,432

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

Development Activities

As of December 31, 2023, we had one property under development. We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit new developments and redevelopments for existing U.S. Government tenant agencies. These development activities may include some risks such as:

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

Real Estate Properties Acquired

When we acquire properties, we allocate the purchase price to numerous tangible and intangible components. Our process for determining the allocation to these components requires many estimates and assumptions, including the following: (1) determination of market land, rental, discount and capitalization rates; (2) estimation of leasing and tenant improvement costs associated with the remaining term of acquired leases; (3) assumptions used in determining the in-place lease and if-vacant value including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs; and (4) allocation of the if-vacant value between land and building. A change in any of the above key assumptions can materially change not only the presentation of acquired properties in our consolidated financial statements but also our reported results of operations.

We completed acquisitions of three wholly owned properties for an aggregate purchase price of $63.1 million during the year ended December 31, 2023. We completed acquisitions of three wholly owned properties for an aggregate purchase price of $108.1 million during the year ended December 31, 2022. These transactions were accounted for as asset acquisitions, and the purchase price of each was allocated based on the relative fair value of the asset acquired and liabilities assumed.

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

As of December 31, 2023, no impairment related to our long-lived assets was identified.

Impairment of Unconsolidated Real Estate Venture

We account for our investment in the unconsolidated real estate venture under the equity method. Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of the earnings or losses, distributions received, and other-than-temporary impairments.

Our unconsolidated real estate venture is evaluated for impairment when conditions exist that may indicate that the decrease in the carrying amount of our investment has occurred and is other than temporary. Triggering events or impairment indicators for our unconsolidated real estate venture include, recurring operating losses of an investee, absence of an ability to recover the carrying amount of the investee, the ability of an investee to sustain an earnings capacity, a carrying amount that exceeds the fair value of the investment and that decline in fair value is other-than-temporary. Upon determination that an other-than-temporary impairment has occurred, a write-down is recognized to reduce the carrying amount of investment to its estimated fair value. Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgement.

As of December 31, 2023, the carrying amount of our investment in our unconsolidated real estate venture was $284.5 million, or approximately 9.9% of our total assets. As of December 31, 2022, the carrying amount of our investment in our unconsolidated real estate venture was $271.6 million, or approximately 9.6% of our total assets. During the year ended December 31, 2023 and 2022, no other-than-temporary impairment related to our unconsolidated real estate venture was identified.

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

As of December 31, 2023, $1.2 billion, or 93.9% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $79.0 million, or 6.1%, had variable interest rates based on SOFR. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.2 million annually.

Item 8. Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a -15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2023. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 Framework). Based on our assessment management concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On September 14, 2023, William C. Trimble, III, who served as our Chief Executive Officer and President through December 31, 2023, entered into a pre-arranged trading plan (the “10b5-1 plan”) for the sale of up to 120,000 shares of our common stock between December 14, 2023 and December 14, 2024 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. On December 8, 2023, Mr. Trimble terminated the 10b5-1 plan in connection with his pending retirement. No shares were sold under the 10b5-1 plan prior to its termination.

During the quarter ended December 31, 2023, no other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes certain information about our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)(2)	$4,148,631	$—	$836,574
Equity compensation plans not approved by stockholders	—	—	—
Total	$4,148,631	$—	$836,574
(1)
The amount in column (a) includes 4,148,631 LTIP units issued under our 2015 Equity Incentive Plan that, upon the satisfaction of certain conditions, are convertible into common units, which may then be redeemed for cash, or, at our option, an equal number of shares of common stock, subject to certain restrictions. There is no exercise price associated with LTIP units.
(2)
The amount in column (c) excludes the number of LTIP units referenced in column (a) and 288,754 shares of restricted common stock issued under our 2015 Equity Incentive Plan.

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

10.4	2015 Equity Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on March 30, 2015 and incorporated herein by reference)

Exhibit	Exhibit Description

10.5†

Employment Agreement by and among Easterly Government Properties Services LLC, Easterly Government Properties, Inc., Easterly Government Properties LP and William C. Trimble, III, dated January 30, 2015 (previously filed as Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.6†

Employment Agreement, by and among Easterly Government Properties Services LLC, Easterly Government Properties LP, Easterly Government Properties, Inc., and Meghan G. Baivier, dated May 12, 2015 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 13, 2015 and incorporated herein by reference)

10.7†

Form of Indemnification Agreement between Easterly Government Properties, Inc. and each of its Directors and Executive Officers (previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.8

Form of Tax Protection Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP and Michael P. Ibe (previously filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.9

Tax Protection Agreement among Easterly Government Properties LP, West Pleasanton Lab, LLC and Michael P. Ibe, dated October 21, 2015 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 5, 2015 and incorporated herein by reference)

10.10

License Agreement between Easterly Government Properties, Inc. and Easterly Capital, LLC, dated January 26, 2015 (previously filed as Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 on February 4, 2015 and incorporated herein by reference)

10.11

Second Amended and Restated Credit Agreement dated as of July 23, 2021, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors, name therein, with Citibank, N.A., as administrative agent, PNC Bank, National Association and Wells Fargo Bank, N.A., as Co-Syndication agents, BMO Harris Bank, N.A., Raymond James Bank, N.A., Royal Bank of Canada and Truist Bank as Co-Documentation agents, and Citibank, N.A., PNC Capital Markets LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Running Managers and the other financial institutions party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 29, 2021 and incorporated herein by reference)

10.12

First Amendment to Second Amended and Restated Credit Agreement, dated as of July 22, 2022, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and PNC Bank, National, as Co-Syndication Agents, BMO Harris Bank, N.A., Raymond James Bank, Royal Bank of Canada and Truist Bank, as Co-Documentation Agents, and Citibank, N.A., Wells Fargo Securities, LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Running Managers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 26, 2022 and incorporated herein by reference)

10.13

Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 23, 2022, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and PNC Bank, National Association, as Co-Syndication Agents, BMO Harris Bank, N.A., Raymond James Bank, Royal Bank of Canada and Truist Bank, as Co-Documentation Agents, and Citibank, N.A., Wells Fargo Securities, LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Running Managers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 30, 2022 and incorporated herein by reference)

10.14

Third Amendment to Second Amended and Restated Credit Agreement, dated as of May 30, 2023, by and among the Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and PNC Bank, National Association, as Co-Syndication Agents, BMO Harris Bank, N.A., Raymond James Bank, Royal Bank of Canada and Truist Bank, as Co-Documentation Agents, and Citibank, N.A., Wells Fargo Securities, LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Running Managers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 2, 2023 and incorporated herein by reference)

Exhibit	Exhibit Description
10.15

Term Loan Agreement, among Easterly Government Properties LP, as Borrower, Easterly Government Properties, Inc., as Parent Guarantor, and certain subsidiaries of Easterly Government Properties, Inc. from time to time party thereto, as Guarantors, PNC Bank, National Association, as Administrative Agent, U.S. Bank National Association and SunTrust Bank, as Syndication Agents, and PNC Capital Markets LLC, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners and the Initial Lenders named therein, dated September 29, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 5, 2016 and incorporated herein by reference)

10.16

Second Amendment to Term Loan Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and SunTrust Bank, as Lenders, dated as of June 18, 2018 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 21, 2018 and incorporated herein by reference)

10.17

Third Letter Amendment to Term Loan Agreement, dated as of October 3, 2018, by and among Easterly Government Properties, Inc., as Parent Guarantor, Easterly Government Properties LP, as Borrower, the Subsidiary Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and SunTrust Bank, as Lenders (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 5, 2018 and incorporated herein by reference)

10.18

Fourth Amendment to Term Loan Agreement, dated as of July 23, 2021, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 29, 2021 and incorporated herein by reference)

10.19

Fifth Amendment to Term Loan Agreement, dated as of November 29, 2022, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on November 30, 2022 and incorporated herein by reference)

10.20

Sixth Amendment to Term Loan Agreement, dated as of May 30, 2023, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and a Lender, and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on June 2, 2023 and incorporated herein by reference)

10.21

Seventh Amendment to Term Loan Agreement, dated as of January 23, 2024, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and a Lender, and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 25, 2024 and incorporated herein by reference)

10.22

Purchase and Sale Agreement, dated as of September 30, 2021, between the sellers identified therein and Easterly Government Properties LP (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 15, 2021 and incorporated herein by reference)

10.23

First Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of October 12, 2021 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on October 31, 2023 and incorporated herein by reference)

10.24

Second Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of November 1, 2021 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on October 31, 2023 and incorporated herein by reference)

10.25

Third Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of December 21, 2021 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on October 31, 2023 and incorporated herein by reference)

Exhibit	Exhibit Description
10.26

Fourth Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of December 21, 2021 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on October 31, 2023 and incorporated herein by reference)

10.27

Fifth Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of November 14, 2022 (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on October 31, 2023 and incorporated herein by reference)

10.28

Sixth Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of April 10, 2023 (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q on October 31, 2023 and incorporated herein by reference)

10.29

Seventh Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of August 17, 2023 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 23, 2023 and incorporated herein by reference)

10.30

Transition and Separation Agreement and Release, dated as of December 6, 2023, among William C. Trimble, III, Easterly Government Properties, Inc., Easterly Government Properties Services LLC, Easterly Government Properties LP (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 7, 2023 and incorporated herein by reference)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

97.1*	Incentive-based Compensation Recovery Policy

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

† Exhibit is a management contract or compensatory plan or arrangement.

* Filed herewith

** Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on February 27, 2024.

EASTERLY GOVERNMENT PROPERTIES, INC.

By:	/s/ Darrell W. Crate
Name:	Darrell W. Crate
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darrell W. Crate	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2024
Darrel W. Crate

/s/ Allison E. Marino	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	February 27, 2024
Allison E. Marino

/s/ William H. Binnie	Chairman of the Board of Directors	February 27, 2024
William H. Binnie

/s/ Michael P. Ibe	Director, Vice Chairman of the Board of Directors and Executive Vice President—Development and Acquisitions	February 27, 2024
Michael P. Ibe

/s/ Cynthia A. Fisher	Director	February 27, 2024
Cynthia A. Fisher

/s/ Scott D. Freeman	Director	February 27, 2024
Scott D. Freeman

/s/ Emil W. Henry, Jr.	Director	February 27, 2024
Emil W. Henry, Jr.

/s/ Tara S. Innes	Director	February 27, 2024
Tara S. Innes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Easterly Government Properties, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Easterly Government Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”).We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Purchase Price Accounting

As described in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2023, the Company acquired three operating properties in asset acquisitions for an aggregate purchase price of $63.1 million. When the Company acquires properties, management allocates the purchase price to numerous tangible and intangible components. Management allocates the purchase price of properties based on the estimated fair value of the assets acquired and liabilities assumed, which generally consists of land, building, tenant improvements, and intangible assets and liabilities, which include in-place leases, leasing commissions and above and below market leases. Management’s process for determining the allocation requires many estimates and assumptions, including (i) market land, rental, discount and capitalization rates; (ii) leasing and tenant improvement costs associated with the remaining term of acquired leases; (iii) assumptions used in determining the in-place lease and if-vacant value including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs; and (iv) allocation of the if-vacant value between land and building.

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

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2024

We have served as the Company’s or its predecessor’s auditor since 2014.

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31, 2023	December 31, 2022
Assets
Real estate properties, net	$2,319,143	$2,285,308
Cash and cash equivalents	9,381	7,578
Restricted cash	12,558	9,696
Tenant accounts receivable	66,274	58,835
Investment in unconsolidated real estate venture	284,544	271,644
Intangible assets, net	148,453	157,282
Interest rate swaps	1,994	4,020
Prepaid expenses and other assets	37,405	35,022
Total assets	$2,879,752	$2,829,385
Liabilities
Revolving credit facility	79,000	65,500
Term loan facilities, net	299,108	248,972
Notes payable, net	696,532	696,052
Mortgage notes payable, net	220,195	240,847
Intangible liabilities, net	12,480	16,387
Deferred revenue	82,712	83,309
Accounts payable, accrued expenses and other liabilities	80,209	67,336
Total liabilities	1,470,236	1,418,403

Commitments and contingencies (Note 13)

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 100,973,247 and 90,814,021 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1,010	908
Additional paid-in capital	1,783,338	1,622,913
Retained earnings	112,301	93,497
Cumulative dividends	(576,319)	(475,983)
Accumulated other comprehensive income	1,871	3,546
Total stockholders’ equity	1,322,201	1,244,881
Non-controlling interest in Operating Partnership	87,315	166,101
Total equity	1,409,516	1,410,982
Total liabilities and equity	$2,879,752	$2,829,385

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the years ended December 31,
	2023	2022	2021
Revenues
Rental income	$273,906	$284,488	$267,389
Tenant reimbursements	8,908	5,920	5,187
Asset management income	2,110	1,409	136
Other income	2,303	1,789	2,148
Total revenues	287,227	293,606	274,860
Expenses
Property operating	71,964	66,781	56,693
Real estate taxes	30,461	30,900	30,429
Depreciation and amortization	91,292	98,254	91,266
Acquisition costs	1,661	1,370	1,939
Corporate general and administrative	27,118	24,785	23,522
Total expenses	222,496	222,090	203,849
Other income (expense)
Income from unconsolidated real estate venture	5,498	3,374	271
Interest expense, net	(49,169)	(47,378)	(38,632)
Gain on the sale of operating properties	—	13,590	1,307
Impairment loss	—	(5,540)	—
Net income	21,060	35,562	33,957
Non-controlling interest in Operating Partnership	(2,256)	(4,088)	(3,899)
Net income available to Easterly Government Properties, Inc.	$18,804	$31,474	$30,058
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.19	$0.34	$0.35
Diluted	$0.19	$0.34	$0.35
Weighted-average common shares outstanding
Basic	94,264,166	90,613,966	84,043,012
Diluted	94,556,055	90,948,701	84,619,390
Dividends declared per common share	$1.06	$1.06	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the years ended December 31,
	2023	2022	2021
Net income	$21,060	$35,562	$33,957
Other comprehensive gain (loss):
Unrealized gain (loss) on interest rate swaps, net	(2,025)	9,719	7,080
Other comprehensive gain (loss):	(2,025)	9,719	7,080
Comprehensive income	19,035	45,281	41,037
Non-controlling interest in Operating Partnership	(2,256)	(4,088)	(3,899)
Other comprehensive (gain) loss attributable to non-controlling interest	350	(1,101)	(801)
Comprehensive income attributable to Easterly Government Properties, Inc.	$17,129	$40,092	$36,337

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Balance at December 31, 2020	82,106,256	$821	$1,424,787	$31,965	$(291,652)	$(11,351)	$145,400	$1,299,970
Stock based compensation	—	—	833	—	—	—	4,217	5,050
Grant of unvested restricted stock	35,865	—	—	—	—	—	—	—
Dividends and distributions paid ($1.05 per share)	—	—	—	—	(88,243)	—	(11,751)	(99,994)
Redemption of common units to common stock	343,515	3	4,827	—	—	—	(4,830)	—
Contribution of property for common units	—	—	—	—	—	—	20,791	20,791
Issuance of common stock, net	7,662,232	77	174,650	—	—	—	—	174,727
Unrealized gain on interest rate swaps	—	—	—	—	—	6,279	801	7,080
Net income	—	—	—	30,058	—	—	3,899	33,957
Allocation of non-controlling interest in Operating Partnership	—	—	(385)	—	—	—	385	—
Balance at December 31, 2021	90,147,868	901	1,604,712	62,023	(379,895)	(5,072)	158,912	1,441,581
Stock based compensation	—	—	625	—	—	—	5,911	6,536
Grant of unvested restricted stock	26,477	—	—	—	—	—	—	—
Dividends and distributions paid ($1.06 per share)	—	—	—	—	(96,088)	—	(13,088)	(109,176)
Redemption of common units to common stock	204,751	2	2,909	—	—	—	(2,911)	—
Contribution of property for common units	—	—	—	—	—	—	17,361	17,361
Issuance of common stock, net	434,925	5	9,394	—	—	—	—	9,399
Unrealized gain on interest rate swaps	—	—	—	—	—	8,618	1,101	9,719
Net income	—	—	—	31,474	—	—	4,088	35,562
Allocation of non-controlling interest in Operating Partnership	—	—	5,273	—	—	—	(5,273)	—
Balance at December 31, 2022	90,814,021	$908	$1,622,913	$93,497	$(475,983)	$3,546	$166,101	$1,410,982
Stock based compensation	—	—	553	—	—	—	5,194	5,747
Grant of unvested restricted stock	32,486	—	—	—	—	—	—	—
Dividends and distributions paid ($1.06 per share)	—	—	—	—	(100,336)	—	(12,043)	(112,379)
Redemption of common units to common stock	5,867,740	59	78,341	—	—	—	(78,400)	—
Contribution of property for common units	—	—	—	—	—	—	219	219
Issuance of common stock, net	4,259,000	43	85,869	—	—	—	—	85,912
Unrealized loss on interest rate swaps	—	—	—	—	—	(1,675)	(350)	(2,025)
Net income	—	—	—	18,804	—	—	2,256	21,060
Allocation of non-controlling interest in Operating Partnership	—	—	(4,338)	—	—	—	4,338	—
Balance at December 31, 2023	100,973,247	$1,010	$1,783,338	$112,301	$(576,319)	$1,871	$87,315	$1,409,516

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$21,060	$35,562	$33,957
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	91,292	98,254	91,266
Straight line rent	(3,897)	(410)	(4,417)
Income from unconsolidated real estate venture	(5,498)	(3,374)	(271)
Amortization of above- / below-market leases	(2,730)	(3,105)	(4,589)
Amortization of unearned revenue	(6,249)	(5,797)	(5,616)
Amortization of loan premium / discount	(1,098)	(1,122)	(290)
Amortization of deferred financing costs	2,122	2,056	1,659
Amortization of lease inducements	942	856	864
Gain on the sale of operating properties	—	(13,590)	(1,307)
Impairment loss	—	5,540	—
Distributions from investment in unconsolidated real estate venture	10,232	6,434	—
Non-cash compensation	5,747	6,536	5,050
Other	—	—	74
Net change in:
Tenant accounts receivable	(3,173)	(126)	(8,675)
Prepaid expenses and other assets	(5,562)	(2,829)	(3,123)
Deferred revenue associated with operating leases	5,652	1,973	557
Principal payments on operating lease obligations	(497)	(599)	(352)
Accounts payable, accrued expenses and other liabilities	6,136	(318)	13,557
Net cash provided by operating activities	114,479	125,941	118,344
Cash flows from investing activities
Real estate acquisitions and deposits	(63,412)	(93,737)	(214,674)
Additions to operating properties	(28,143)	(22,568)	(17,919)
Additions to development properties	(17,820)	(12,350)	(6,217)
Proceeds from sale of operating properties, net	—	202,416	7,336
Distributions from investment in unconsolidated real estate venture	103	983	—
Investment in unconsolidated real estate venture	(17,736)	(143,847)	(131,568)
Net cash used in investing activities	(127,008)	(69,103)	(363,042)
Cash flows from financing activities
Payment of deferred financing costs	—	—	(5,306)
Issuance of common shares	86,472	9,504	175,929
Credit facility draws	198,250	230,750	466,250
Credit facility repayments	(184,750)	(179,750)	(531,000)
Term loan draws	50,000	—	—
Issuance of notes payable	—	—	250,000
Repayments of mortgage notes payable	(20,002)	(10,899)	(4,233)
Dividends and distributions paid	(112,379)	(109,176)	(99,994)
Payment of offering costs	(397)	(136)	(1,474)
Net cash provided by (used in) financing activities	17,194	(59,707)	250,172
Net increase (decrease) in Cash and cash equivalents and Restricted cash	4,665	(2,869)	5,474
Cash and cash equivalents and Restricted cash, beginning of year	17,274	20,143	14,669
Cash and cash equivalents and Restricted cash, end of year	$21,939	$17,274	$20,143

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the years ended December 31,
	2023	2022	2021
Cash paid for interest, net of capitalized interest	$47,530	$40,207	$35,478
Capitalized interest	$1,483	$1,220	$951
Non-cash investing and financing activities:
Additions to operating properties	$8,518	$4,859	$3,634
Additions to development properties	7,672	4,135	1,222
Offering costs, accrued not paid	16	—	29
Unrealized gain (loss) on interest rate swaps, net	(2,025)	9,719	7,080
Mortgage notes assumed on acquisition of operating property	—	—	53,816
Properties acquired for common units	219	17,361	20,791
Contingent consideration accrued, not received	41	125	—
Recognition of operating lease right-of-use assets	—	2,445	1,677
Recognition of liabilities related to operating lease right-of-use assets	—	2,445	1,677
Derecognition of operating lease right-of-use assets	—	689	74
Derecognition of liabilities related to operating lease right-of-use assets	—	—	74
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(78,400)	$(2,911)	$(4,830)
Common stock	59	2	3
Additional paid-in capital	78,341	2,909	4,827
Total	$—	$—	$—

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

We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We may also consider other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of December 31, 2023, we wholly owned 81 operating properties and nine operating properties through an unconsolidated joint venture (the “JV”) in the United States encompassing approximately 8.8 million leased square feet, including 88 operating properties that were leased primarily to U.S. Government tenant agencies, one operating property entirely leased to tenant agencies of a U.S. state government and one operating property that was entirely leased to a private tenant. As of December 31, 2023, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion. All references to square footage and asset age within the notes are unaudited.

The Operating Partnership holds substantially all of our assets and conducts substantially all our business. The Company is the sole general partner of the Operating Partnership and owned approximately 93.8% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of December 31, 2023. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

When we acquire properties, we allocate the purchase price to numerous tangible and intangible components. Our process for determining the allocation to these components requires many estimates and assumptions, including the following: (1) determination of market land, rental, discount and capitalization rates; (2) estimation of leasing and tenant improvement costs associated with the remaining term of acquired leases; (3) assumptions used in determining the in-place lease and if-vacant value including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs; and (4) allocation of the if-vacant value between land and building. A change in any of the above key assumptions can materially change not only the presentation of acquired properties in our consolidated financial statements but also our reported results of operations. The allocation to different components affects the following:

•
the amount of the purchase price allocated among different categories of assets and liabilities on our consolidated balance sheets; and the amount of costs assigned to individual properties in multiple property acquisitions;
•
where the amortization of the components appear over time in our consolidated statements of operations. Allocations to above- and below-market leases are amortized into rental revenue, whereas allocations to most of the other tangible and intangible assets are amortized into depreciation and amortization expense. As a REIT, this is important to us since much of the investment community evaluates our operating performance using non-GAAP measures such as Funds From Operations, the computation of which includes rental revenue but does not include depreciation and amortization expense; and
•
the timing over which the items are recognized as revenue or expense in our consolidated statements of operations. For example, for allocations to the as-if vacant value, the land portion is not depreciated and the building portion is depreciated over a longer period of time than the other components (generally 40 years). Allocations to above- and below-market leases and in-place lease value are amortized over significantly shorter time frames, and if individual tenants’ leases are terminated early, any unamortized amounts remaining associated with those tenants are written off upon termination. These differences in timing can materially affect our reported results of operations.

Tenant improvements are capitalized in real property when we own the improvement. When we are required to provide improvements under the terms of a lease, we determine whether the improvements constitute landlord assets or tenant assets. If the improvements are considered landlord assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements generally over the shorter of the useful life of the assets or the term of the lease and recognize any payments from the tenant as rental revenue over the term of the lease. If the improvements are considered tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are landlord assets or tenant assets also may affect when we commence revenue recognition in connection with a lease. In determining whether improvements constitute landlord or tenant assets, we consider numerous factors including: whether the improvements are unique to the tenant or reusable by other tenants; whether the tenant is permitted to alter or remove the improvements without our consent or without compensating us for any lost fair value; whether the ownership of the improvements remains with us or remains with the tenant at the end of the lease term; and whether the economic substance of the lease terms is properly reflected.

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

Category	Term
Buildings	40 years
Building improvements	5 - 40 years
Tenant improvements	Generally shorter of the remaining life of the lease or useful life
Furniture and equipment	3 - 7 years

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

Investment in Unconsolidated Real Estate Venture

We analyze each real estate venture to determine whether the entity should be consolidated. If it is determined that an entity is a variable interest entity (“VIE”) in which we have a variable interest, we assess whether we are the primary beneficiary of the VIE to determine whether it should be consolidated. We are not the primary beneficiary of an entity when we do not have voting control, lack the power to direct the activities that most significantly impact the entity’s economic performance or other partners have substantive participatory rights, we do not have the obligation to absorb losses or we do not have the right to receive returns from the VIE that could potentially be significant. If we determine that the entity is not a VIE, then we base our consolidation assessment on whether we have a controlling financial interest in the entity. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling financial interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most significantly impact the entity’s economic performance include voting rights, involvement in day-to-day capital and operating decisions, and the extent of our involvement in the entity.

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

We assess quarterly whether there are any indicators, including underlying property operating performance and general market conditions, that the value of our investment may be impaired. We consider an investment in a real estate venture impaired if we determine that its fair value is less than the net carrying value of the investment on an other-than-temporary basis. If our analysis indicates that there is an other-than-temporary impairment related to the investment in a particular real estate venture, the carrying value of the venture will be adjusted to an amount that reflects the estimated fair value of the investment.

Receivables and Credit Losses

Tenant accounts receivable on the accompanying Consolidated Balance Sheets includes accrued rental income and other tenant accounts receivables. We accrue rental and other tenant income earned, but not yet received, in accordance with GAAP.

Non-tenant receivables are included in Prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

We calculate an estimate of our expected credit losses on financial assets at their inception. The allowance represents the portion of the amortized cost basis that we do not expect to collect, or loss we expect to incur in the case of off-balance sheet credit exposures. Quarterly, the expected losses are re-estimated, considering any changes in risks or assumptions.

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

Deferred leasing commissions include commissions, compensation costs of leasing personnel for those leases which commenced prior to the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) on January 1, 2019, and other direct and incremental costs incurred to obtain new tenant leases as well as to renew existing tenant leases and are presented in Prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. Leasing commissions are capitalized and amortized over the terms of the related leases upon lease commencement using the straight-line method. If a lease terminates prior to the expiration of its initial term, any unamortized costs related to the lease are accelerated into amortization expense. Changes in leasing commissions are presented in the cash flows from operating activities section of the accompanying Consolidated Statements of Cash Flows.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2023 and 2022 were classified as Level 2 of the fair value hierarchy.

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

Revenue Recognition

Rental income includes base rents paid by each tenant in accordance with its lease agreement conditions. We recognize rental income on a straight-line basis over the lease term of each lease. For acquisitions of existing buildings, we recognize rental income from leases already in place coincident with the date of property closing. Lease incentives are recorded as a deferred asset and amortized as a reduction of revenue on a straight-line basis over the respective lease term. Above- and below-market leases are amortized into rental income over the terms of the respective leases. Further, Rental income includes certain tenant reimbursement income (real estate taxes, operating expenses, utility usage, and other reimbursements), which are accrued as variable lease payments in the same periods as the related expenses are incurred in accordance with ASC 842.

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

Income Taxes

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute to our stockholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, and on taxable income that we do not distribute to our stockholders. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a management business) through Taxable REIT Subsidiaries (“TRSs”) and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. For the years ended December 31, 2023, 2022 and 2021, we did not incur any material tax liability associated with any of the above.

We do not anticipate any potential expense related to uncertain tax positions as we closely monitor our REIT compliance, do not have any prohibited transactions related to property sales, and the states in which we operate do not subject us to withholding tax requirements.

For federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends paid on our common shares during each of the last three years was as follows:

	For the years ended December 31,
	2023	2022	2021
Ordinary income	40.31%	47.48%	54.43%
Long-term capital gain	0.00%	0.00%	0.00%
Return of capital	59.69%	52.52%	45.57%

The dividends allocated to each of the above years for federal income tax purposes included dividends paid on our common shares during each of those years. We distributed all of our REIT taxable income in 2023, 2022, and 2021 and, as a result, did not incur federal income tax in those years.

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

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 adds interim and annual disclosure requirements to GAAP at the request of the Securities and Exchange Commission (the “SEC”). The guidance in ASU 2023-06 is required to be applied prospectively and the GAAP requirements will be effective when the removal of the related SEC disclosure requirements is effective. If the SEC does not act to remove its related requirement by June 30, 2027, any related FASB amendments will be removed from the ASC and will not be effective. We do not anticipate that the adoption of ASU 2023-06 will have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The new standard is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

3. Real Estate and Intangibles

Acquisitions

During the year ended December 31, 2023, we acquired three operating properties in asset acquisitions, CA – Anaheim, DHS – Atlanta and JUD – Newport News, for an aggregate purchase price of $63.1 million. During the year ended December 31, 2022, we acquired three operating properties in asset acquisitions, FBI – Tampa, NARA – Broomfield and JUD – Council Bluffs, for an aggregate purchase price of $108.1 million.

We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

	December 31, 2023	December 31, 2022
Real estate
Land	$8,407	$9,795
Building	37,328	83,403
Acquired tenant improvements	4,283	5,386
Total real estate	50,018	98,584
Intangible assets
In-place leases	9,538	7,927
Acquired leasing commissions	3,919	4,453
Total intangible assets	13,457	12,380
Intangible liabilities
Below-market leases	—	(2,858)
Total intangible liabilities	—	(2,858)
Prepaid expenses and other assets
Contingent consideration	41	—
Accounts payable, accrued expenses and other liabilities
Contingent consideration	(388)	—
Purchase price	63,128	108,106

No debt was assumed on acquisitions made during the years ended December 31, 2023 and 2022. The intangible assets and liabilities of the acquired operating properties have an aggregate weighted average amortization period of 10.46 years and 15.29 as of December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, we included $1.5 million of revenues and $0.4 million of net income in our Consolidated Statement of Operations related to the operating properties acquired. Additionally, we incurred $1.7 million of acquisition-related costs primarily consisting of internal costs associated with the property acquisitions.

During the year ended December 31, 2022, we included $5.3 million of revenues and $1.8 million of net income in our Consolidated Statement of Operations related to the operating properties acquired. Additionally, we incurred $1.4 million of acquisition-related costs primarily consisting of internal costs associated with the property acquisitions.

Dispositions

No operating properties were disposed of during the year ended December 31, 2023.

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

Consolidated Real Estate and Intangibles

Real estate and intangibles on our consolidated balance sheets consisted of the following (amounts in thousands):

	December 31, 2023	December 31, 2022
Real estate properties, net
Land	$221,999	$213,592
Building	2,349,846	2,266,674
Acquired tenant improvements	85,949	81,872
Construction in progress	52,426	44,452
Accumulated depreciation	(391,077)	(321,282)
Total Real estate properties, net	$2,319,143	$2,285,308
Intangible assets, net
In-place leases	280,604	273,077
Acquired leasing commissions	72,560	68,756
Above market leases	14,620	14,620
Payment in lieu of taxes	6,394	6,394
Accumulated amortization	(225,725)	(205,565)
Total Intangible assets, net	$148,453	$157,282
Intangible liabilities, net
Below market leases	(72,037)	(72,088)
Accumulated amortization	59,557	55,701
Total Intangible liabilities, net	$(12,480)	$(16,387)

During the third quarter of 2022, we recognized an impairment loss totaling approximately $5.5 million for its ICE – Otay property and reduced its carrying value to its estimated fair value, which declined due to changes in expected cash flows related to the tenant’s lease expiration in 2022. ICE – Otay is a 47,919 rentable square foot office building located in San Diego, California. See Note 7 for additional information.

Amortization of intangible assets within Depreciation and amortization expense was $21.1 million, $25.7 million and $25.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The projected amortization of total intangible assets and intangible liabilities as of December 31, 2023 are as follows (amounts in thousands):

Total
Intangible assets
2024	$20,088
2025	17,712
2026	16,593
2027	14,666
2028	12,248
Thereafter	67,146
$148,453
Intangible liabilities
2024	$(2,938)
2025	(2,246)
2026	(2,008)
2027	(1,783)
2028	(1,238)
Thereafter	(2,267)
$(12,480)

The following table summarizes the scheduled amortization of our acquired above- and below-market lease intangibles for each of the five succeeding years as of December 31, 2023 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2024	$1,129	$(2,938)
2025	1,097	(2,246)
2026	1,096	(2,008)
2027	1,096	(1,783)
2028	725	(1,238)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations. Amortization of above- and below-market lease intangibles increased Rental income by $2.7 million, $3.1 million and $4.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in our unconsolidated real estate venture (dollars in thousands):

		As of December 31,
Joint Venture	Ownership Interest	2023	2022
MedBase Venture	53.0%	$284,544	$271,644

On October 13, 2021, we formed the JV, with a global investor to fund the acquisition of a portfolio of ten properties anticipated to encompass 1,214,165 leased square feet (the “VA Portfolio”). We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement.

During the year ended December 31, 2023, the JV acquired VA – Corpus Christi for a purchase price of $34.5 million. During the year ended December 31, 2022, the JV acquired four properties, consisting of VA – Birmingham, VA – Marietta, VA – Columbus and VA – Phoenix, for an aggregate purchase price of $273.2 million. As of December 31, 2023, nine of the ten properties in the VA Portfolio had been acquired by the JV.

We provide asset management services to our unconsolidated real estate venture. We recognized asset management service revenue of $2.1 million, $1.4 million and $0.1 million for the year ended December 31, 2023, 2022 and 2021, respectively.

The following is a summary of financial information for our unconsolidated real estate venture:

	As of December 31,
Balance sheet information:	2023	2022
Real estate, net	$449,956	$430,823
Other assets, net (1)	97,190	90,100
Total assets	$547,146	$520,923

Total liabilities (2)	$10,854	$9,026
Total equity	536,292	511,897
Total liabilities and equity	$547,146	$520,923

Company’s share of equity	$284,169	$271,269
Basis differential (3)	375	375
Carrying value of the Company’s investment in the unconsolidated venture	$284,544	$271,644
(1)
At December 31, 2023 and 2022, this amount included right-of-use assets - finance leases totaling approximately $4.8 million and $4.9 million, respectively, representing a ground lease at VA – Lubbock.
(2)
At December 31, 2023 and 2022, this amount included lease liabilities - finance leases totaling approximately $5.0 million and $5.0 million, respectively, representing a ground lease at VA – Lubbock.
(3)
This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level.

	For the year ended December 31,
Income statement information:	2023	2022	2021
Total revenue	$40,693	$25,898	$1,864
Operating income	10,567	6,530	548
Net income	10,402	6,366	512

Company’s share of net income	$5,498	$3,374	$271

5. Debt

At December 31, 2023 and December 31, 2022 (dollars in thousands):

	Principal Outstanding		Interest	Current
Loan	December 31, 2023	December 31, 2022	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$79,000	$65,500	S + 135bps	July 2025 (3)
Total revolving credit facility	79,000	65,500

Term loan facilities:
2016 term loan facility	100,000	100,000	5.05% (4)	March 2024 (5)
2018 term loan facility	200,000	150,000	5.39% (6)	July 2026
Total term loan facilities	300,000	250,000
Less: Total unamortized deferred financing fees	(892)	(1,028)
Total term loan facilities, net	299,108	248,972

Notes payable:
2017 series A senior notes	95,000	95,000	4.05%	May 2027
2017 series B senior notes	50,000	50,000	4.15%	May 2029
2017 series C senior notes	30,000	30,000	4.30%	May 2032
2019 series A senior notes	85,000	85,000	3.73%	September 2029
2019 series B senior notes	100,000	100,000	3.83%	September 2031
2019 series C senior notes	90,000	90,000	3.98%	September 2034
2021 series A senior notes	50,000	50,000	2.62%	October 2028
2021 series B senior notes	200,000	200,000	2.89%	October 2030
Total notes payable	700,000	700,000
Less: Total unamortized deferred financing fees	(3,468)	(3,948)
Total notes payable, net	696,532	696,052

Mortgage notes payable:
DEA – Pleasanton	—	15,700	L + 150bps (7)	(7)
VA – Golden	8,447	8,644	5.00% (8)	April 2024
USFS II – Albuquerque	11,603	13,438	4.46% (8)	July 2026
ICE – Charleston	11,998	13,441	4.21% (8)	January 2027
VA – Loma Linda	127,500	127,500	3.59% (8)	July 2027
CBP – Savannah	9,549	10,389	3.40% (8)	July 2033
USCIS - Kansas City	51,500	51,500	3.68% (8)	August 2024
Total mortgage notes payable	220,597	240,612
Less: Total unamortized deferred financing fees	(944)	(1,405)
Less: Total unamortized premium/discount	542	1,640
Total mortgage notes payable, net	220,195	240,847

Total debt	$1,294,835	$1,251,371

(1)
At December 31, 2023, the USD SOFR with a five day lookback (“S”) was 5.31%. At December 31, 2022, the one-moth LIBOR ("L") was 4.39%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.
(2)
Our revolving credit facility had available capacity of $370.9 million at December 31, 2023, with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.
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
(5)
On January 23, 2024, we entered into the seventh amendment to the 2016 term loan facility to extend the maturity date of the loan agreement to January 30, 2025.
(6)
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

As of December 31, 2023 and 2022, the net carrying value of real estate collateralizing our mortgages payable totaled $325.9 million and $356.8 million, respectively. We were not in default under any mortgage loan as of December 31, 2023. See Note 7 for the fair value of our debt instruments.

Senior Unsecured Credit Facility and 2016 Term Loan Facility

We are party to a second amended and restated senior unsecured credit agreement (the “second amended senior unsecured credit agreement”) governing our senior unsecured credit facility. The second amended senior unsecured credit agreement increased the borrowing capacity under our prior senior unsecured credit facility by $50.0 million for a total credit facility size of $650.0 million, consisting of: (i) our $450.0 million revolving credit facility, and (ii) our $200.0 million 2018 term loan facility, up to $50.0 million of which was available for a delayed draw period. Our revolving credit facility also includes an accordion feature that will provide us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $250.0 million.

We are also a party to a senior unsecured term loan agreement governing our $100.0 million 2016 term loan facility.

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

Borrowings under our senior unsecured credit facility bear interest, at our option, at floating rates equal to either:

•
a Eurodollar rate equal to a periodic fixed rate equal to SOFR plus, a margin ranging from 1.20% to 1.80% for advances under our revolving credit facility and a margin ranging from 1.20% to 1.70% for advances under our 2018 term loan facility; or
•
a fluctuating rate equal to the sum of (a) the highest of (x) Citibank, N.A.’s base rate, (y) the federal funds effective rate plus 0.50% and (z) the one-month Eurodollar rate plus 1.00% plus (b) a margin ranging from 0.20% to 0.80% for advances under our revolving credit facility and a margin ranging from 0.20% to 0.70% for advances under our 2018 term loan facility, in each case with a margin based on our leverage ratio.

If the Operating Partnership achieves certain sustainability targets as defined in the second amended senior unsecured credit agreement, the applicable margin will decrease by 0.01%.

2024 Activity

On January 2, 2024, the margin spreads under the second amended senior unsecured credit agreement were reduced by 1 basis point as a result of achieving our sustainability metric percentage.

On January 23, 2024, we entered into the seventh amendment to our senior unsecured term loan agreement, dated as of September 29, 2016, to extend the maturity date of our 2016 term loan facility from March 29, 2024 to January 30, 2025.

2023 Activity

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

2022 Activity

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

On July 23, 2021, we entered into a fourth amendment to the loan agreement governing our 2016 term loan facility in order to conform provisions for certain changes made to corresponding provisions in our second amended senior unsecured credit agreement governing our revolving credit facility and 2018 term loan facility.

On November 29, 2022, we entered into a fifth amendment to the loan agreement governing our 2016 term loan facility to replace the LIBOR-based floating interest rate option with a term SOFR-based floating interest rate option as a benchmark rate for borrowings denominated in U.S. dollars for all purposes under our 2016 term loan facility, including a credit spread adjustment of 0.10%.

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

Financial Covenant Considerations

As of December 31, 2023, we were in compliance with all financial and other covenants related to our revolving credit facility, 2016 term loan facility, 2018 term loan facility, notes payable and mortgage notes payable.

Aggregate Debt Maturities

We aggregate debt maturities based on outstanding principal as of December 31, 2023 are as follows (dollars in thousands):

Total
2024	$164,298
2025	83,598
2026	210,054
2027	230,733
2028	50,983
Thereafter	559,931
1,299,597
Unamortized premium/discount & deferred financing	(4,762)
$1,294,835

6. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge (dollars in thousands):

					Fair Value at December 31,
Notional Amount	Fixed Rate	Floating Rate Index (1)	Effective Date	Expiration Date	2023	2022
$100,000	4.01%	USD-SOFR with -5 Day Lookback	June 23, 2023	March 23, 2025	$599	$—
$100,000	4.18%	USD-SOFR with -5 Day Lookback	June 23, 2023	December 23, 2024	$501	$—
$100,000	3.70%	USD-SOFR with -5 Day Lookback	September 29, 2023	June 29, 2025	$894	$—
$100,000	1.37%	One-Month SOFR	November 29, 2022	September 29, 2023	$—	$2,530
$150,000	2.58%	One-Month SOFR	December 23, 2022	June 19, 2023	$—	$1,490
(1)
In December 2022, we entered into bilateral agreements with our swap counterparties to transition our interest rate swap agreements from LIBOR to SOFR. We made various ASC 848 elections related to changes in critical terms of the hedging relationships due to reference rate reform to not result in a dedesignation of these hedging relationships.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheets (dollars in thousands):

	Fair Value at December 31,
Balance Sheet Line Item	2023	2022
Interest rate swaps-Asset	$1,994	$4,020

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges is recorded in AOCI and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on our variable rate debt.

Amounts reported in AOCI related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable rate debt. We estimate that $2.1 million will be reclassified from AOCI as a decrease to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (dollars in thousands):

	For the years ended December 31,
	2023	2022	2021
Unrealized gain recognized in AOCI	$3,811	$8,427	$1,787
Gain (loss) reclassified from AOCI into interest expense	5,836	(1,292)	(5,293)

Credit-Risk Related Contingent Features

We have agreements with each of its derivative counterparties that contain a provision where we could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on such indebtedness. As of December 31, 2023, we were not in a net liability position with any derivative counterparty. As of December 31, 2023, we were in compliance with these agreements and had not posted any collateral related to these agreements.

7. Fair Value Measurements

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of December 31, 2023
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$1,994	$—

	As of December 31, 2022
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$4,020	$—

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

Nonrecurring fair value measurements

On a quarterly basis we assess the recoverability of the carrying amount of our real estate and related intangibles. In the third quarter of 2022, our assessment resulted in the remeasurement of ICE – Otay, which was written down to its estimated fair value and was classified as Level 3 in the fair value hierarchy. Our estimate of the fair value was based on a combination of a pending offer from a third party to acquire the property and a discounted cash flow analysis. We used two significant unobservable inputs in the various scenarios, which were the cash flow discount rate (ranging from 6.25%-9.00%) and average price per square foot of comparable sales in the market ($109.08-$185.90). There is no assurance that we will sell ICE – Otay on the terms proposed or at all. The remeasurement resulted in an impairment loss of $5.5 million during the year ended December 31, 2022, which is included in "Impairment loss" in our Consolidated Statements of Operations.

No impairment charges were incurred during the year ended December 31, 2023.

Financial assets and liabilities not measured at fair value

As of December 31, 2023 and 2022, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	December 31, 2023		December 31, 2022
Financial liabilities	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Revolving credit facility	$79,000	$79,000	$65,500	$65,500
2016 Term loan facility	$100,000	$100,000	$100,000	$100,000
2018 Term loan facility	$200,000	$200,000	$150,000	$150,000
Notes payable	$700,000	$607,046	$700,000	$594,019
Mortgages payable	$220,597	$208,743	$240,612	$224,462
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

There are an aggregate 5,273,959 shares of our common stock authorized for issuance under the 2015 Equity Incentive Plan. The shares of our common stock underlying any awards that are forfeited, cancelled, or are otherwise terminated (other than by exercise) under the 2015 Equity Incentive Plan are added back to the shares available for issuance. As of December 31, 2023, 836,574 shares were available for issuance under the 2015 Equity Incentive Plan.

On December 6, 2023, we entered into a Transition and Separation Agreement with William C. Trimble III (the “Separation Agreement”), pursuant to which Mr. Trimble retired from his positions as Chief Executive Officer and President of the Company and as a member of the Company’s board of directors effective December 31, 2023. Pursuant to the terms of the Separation Agreement, Mr. Trimble received a lump sum severance payment of $0.4 million and his annual cash bonus for 2023 of $1.3 million which was included in compensation expense for the year ended December 31, 2023. In addition, Mr. Trimble’s LTIP Units were treated as follows: (i) all of the LTIP Units subject to only time-based vesting conditions vested as of December 31, 2023; and (ii) all of the LTIP Units subject to both time- and performance-based vesting conditions will remain eligible to be earned and will continue to vest following December 31, 2023, with the number of LTIP Units earned under each award agreement to be calculated as of the end of the applicable performance period set forth in the corresponding award agreement in the same manner as if his retirement had not occurred. On December 6, 2023, we revalued Mr. Trimble’s unvested LTIP units and recognized the fair value of the modified award less compensation cost previously recognized over his remaining requisite service period. We recognized $0.4 million and less than $0.1 million in compensation expense related to the modification of Mr. Trimble’s service and operational LTIP Unit awards, respectively, for the year ended December 31, 2023. Additionally, we recaptured $0.8 million in compensation expense related to the modification of Mr. Trimble’s performance LTIP Unit awards for the year ended December 31, 2023.

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

We value our non-vested restricted share awards at the grant date fair value, which was the market price of our common stock as of the applicable grant date. We recognized $0.6 million, $0.6 million and $0.8 million in compensation expense, related to restricted common stock awards, for the years ended December 31, 2023, 2022 and 2021, respectively.

The fair value of restricted stock that vested was $0.4 million during 2023, $1.3 million during 2022, and $0.9 million during 2021, based on the market price at the vesting date. The balance of unamortized restricted stock expense as of December 31, 2023, was $0.2 million, which is expected to be recognized over a weighted‑average period of 0.8 years.

A summary of the status of our restricted shares as of December 31, 2023, 2022 and 2021 and changes during the years then ended are presented below:

	Restricted Shares	Restricted Shares Weighted average grant date fair value
Outstanding, December 31, 2020	89,891	$19.36
Vested	(39,750)	21.50
Granted	38,288	21.08
Forfeited	(2,423)	18.36
Outstanding, December 31, 2021	86,006	$19.16
Vested	(71,168)	$18.49
Granted	29,078	18.81
Forfeited	(2,601)	21.16
Outstanding, December 31, 2022	41,315	$19.94
Vested	(30,987)	$19.43
Granted	32,486	14.18
Forfeited	—	—
Outstanding, December 31, 2023	42,814	$15.94

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

The following is a summary of our granted LTIP unit awards:

Award Type	Grant Date	Performance Period End Date	Vest Date	Units Granted	Units Vested
Service	January 4, 2021	—	December 31, 2023	113,703	106,963
Operational Performance	January 4, 2021	December 31, 2023	1	82,108	1
TSR Performance	January 4, 2021	December 31, 2023	2	82,070	2
Service	May 19, 2021	—	May 3, 2022	6,647	6,647
2021 LTIP Grant				284,528

Service	January 3, 2022	—	December 31, 2024	110,906	3
Operational Performance	January 3, 2022	December 31, 2024	4	80,160	4
TSR Performance	January 3, 2022	December 31, 2024	4	158,535	4
Service	May 11, 2022	—	May 2, 2023	11,238	11,238
2022 LTIP Grant				360,839

Service	January 3, 2023	—	December 31, 2025	219,859	3
Operational Performance	January 3, 2023	December 31, 2025	4	127,291	4
TSR Performance	January 3, 2023	December 31, 2025	4	148,633	4
Service	March 2, 2023	—	March 2, 2026	3,438	—
Service	May 9, 2023	—	5	16,244	5
2023 LTIP Grant				515,465

(1)
An aggregate of 91,384 Operational Performance LTIP units were earned as of December 31, 2023 and vested on January 17, 2024.
(2)
Based on the Company's performance through the performance period ending December 31, 2023, no TSR Performance LTIP units were earned.
(3)
37,392 service-based LTIP units granted on January 3, 2022 and 75,044 service-based LTIP units granted on January 3, 2023 to William C. Trimble, III, our former Chief Executive Officer and President, vested on December 31, 2023 in accordance with the terms of Mr. Trimble's Transition and Separation Agreement with the Company, dated December 6, 2023.

(4)
Operational and TSR performance LTIP units may be earned based on the Company's performance through the performance period ending December 31, 2024 or December 31, 2025, as applicable. Subject to the grantee's continued employment, earned awards will vest upon the determination of the number of earned LTIP units following the end of the applicable performance period.
(5)
Represents LTIP units granted to our independent directors that will vest on the earlier of the anniversary of the grant date or the 2024 annual meeting of stockholders.

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

The following is a summary of the significant assumptions used to value the total shareholder return performance-based LTIP units:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	26.0% - 39.0%	27.0%	28.0%
Dividend yield	5.6% - 8.5%	4.8%	4.9%
Risk-free interest rate	4.2% - 5.2%	1.0%	0.2%
Expected life	3 years	3 years	3 years

The fair value of LTIP units that vested were $6.9 million during 2023, $5.5 million during 2022, and $4.5 million during 2021, based on the market price at the vesting date. We recognized $5.2 million, $5.9 million and $4.2 million in compensation expense related to LTIP unit awards, for the years ended December 31, 2023, 2022 and 2021, respectively. The balance of unamortized LTIP expense as of December 31, 2023 was $4.8 million, which is expected to be recognized over a weighted‑average period of 1.5 years. As of December 31, 2023, management considers it probable that the operational performance conditions on four of our five unvested grants will be achieved.

A summary of the status of our LTIP units as of December 31, 2023, 2022 and 2021 and changes during the years then ended are presented below:

	LTIP Units (1)	LTIP Units Weighted average grant date fair value
Outstanding, December 31, 2020	492,180	$19.88
Vested	(93,085)	18.55
Granted	284,528	22.18
Forfeited	(32,385)	21.03
Outstanding, December 31, 2021	651,238	$21.02
Vested	(115,412)	$18.66
Granted	360,839	17.48
Forfeited	—	—
Outstanding, December 31, 2022	896,665	$19.90
Vested	(423,969)	$18.73
Granted (2)	857,228	10.54
Forfeited (2)	(427,115)	16.23
Outstanding, December 31, 2023	902,809	$13.30
(1)
Reflects the number LTIP units issued to the grantee on the grant date which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.
(2)
Modified LTIP Units are treated as forfeited and re-granted at their new fair value.

9. Equity

Offering of Common Stock on a Forward Basis

On August 11, 2021, we completed an underwritten public offering of 6,300,000 shares of common stock offered on a forward basis. In connection with the offering, we also entered into separate forward sale agreements with each of the forward purchasers (the

“Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of our common stock. On December 28, 2021, we issued 3,991,000 shares of our common stock for net proceeds of $85.0 million, which shares were issued in partial settlement of the Forward Sales Agreements entered into in connection with the underwritten public offering. During the year ended December 31, 2023, we issued 2,309,000 shares of common stock under the Forward Sale Agreements and received net cash proceeds of approximately $46.8 million. As of December 31, 2023, all shares of common stock under the Forward Sales Agreements had been issued and settled.

Redemption of Common Units to Common Stock

During the year ended December 31, 2021, we issued 343,515 shares of our common stock upon the redemption of 343,515 common units in accordance with the terms of the partnership agreement of the Operating Partnership. During the year ended December 31, 2022, we issued 204,751 shares of our common stock upon the redemption of 204,751 common units in accordance with the terms of the partnership agreement of the Operating Partnership. During the year ended December 31, 2023, we issued 5,867,740 shares of our common stock upon the redemption of 5,867,740 common units in accordance with the terms of the partnership agreement of the Operating Partnership.

Dividends and Distributions Paid

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2021	April 29, 2021	May 14, 2021	May 26, 2021	0.260
Q2 2021	July 27, 2021	August 12, 2021	August 24, 2021	0.265
Q3 2021	October 28, 2021	November 12, 2021	November 24, 2021	0.265
Q4 2021	February 22, 2022	March 10, 2022	March 22, 2022	0.265
Q1 2022	April 27, 2022	May 13, 2022	May 25, 2022	0.265
Q2 2022	July 27, 2022	August 11, 2022	August 23, 2022	0.265
Q3 2022	October 26, 2022	November 11, 2022	November 23, 2022	0.265
Q4 2022	February 22, 2023	March 9, 2023	March 21, 2023	0.265
Q1 2023	April 26, 2023	May 11, 2023	May 23, 2023	0.265
Q2 2023	August 2, 2023	August 17, 2023	August 29, 2023	0.265
Q3 2023	October 26, 2023	November 9, 2023	November 21, 2023	0.265
Q4 2023	February 21, 2024	March 6, 2024	March 18, 2024	0.265

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

The following table sets forth certain information with respect to issuances, made under the 2019 ATM Program in each fiscal year for the year ended December 31, 2023 (amounts in thousands except share amounts):

	2019 ATM Program
For the Year Ended:	Number of Shares Issued (1)	Net Proceeds (1)
December 31, 2021	3,671,232	$90,005
December 31, 2022	434,925	$9,409
December 31, 2023	1,950,000	$39,279

(1)
Shares issued by us, which were all issued in settlement of forward sales transactions. Additionally, as of December 31, 2023 we had entered into a forward sales transaction under the 2019 ATM Program for the sale of an additional 500,000 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transaction by December 2024, the maturity date, as set forth in the applicable forward sale transaction placement notice. Assuming the forward sales transaction is physically settled in full utilizing a net weighted average initial forward sales price of $13.52 per share, we expect to receive net proceeds of approximately $6.8 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the year ended December 31, 2023.

We used the net proceeds received from such sales for general corporate purposes. As of December 31, 2023, we had $300.0 million of gross sales of its common stock available under the 2021 ATM Program and $80.6 million of gross sales of its common stock available under the 2019 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the year ended December 31, 2023.

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

10. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares of common stock and unvested LTIP units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets forth the computation of our basic and diluted earnings per share of common stock for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands, except per share amounts):

	For the years ended December 31,
	2023	2022	2021
Numerator
Net income	$21,060	$35,562	$33,957
Less: Non-controlling interest in Operating Partnership	(2,256)	(4,088)	(3,899)
Net income available to Easterly Government Properties, Inc.	18,804	31,474	30,058
Less: Dividends on participating securities	(599)	(546)	(470)
Net income available to common stockholders	$18,205	$30,928	$29,588
Denominator for basic EPS	94,264,166	90,613,966	84,043,012
Dilutive effect of share-based compensation awards	18,128	19,336	52,500
Dilutive effect of LTIP units (1)	269,685	315,399	434,631
Dilutive effect of shares issuable under forward sales agreements (2)	4,076	—	89,247
Denominator for diluted EPS	94,556,055	90,948,701	84,619,390
Basic EPS	$0.19	$0.34	$0.35
Diluted EPS	$0.19	$0.34	$0.35
(1)
During the years ended December 31, 2023, 2022 and 2021, there were approximately 387,010, 314,529 and 116,595 unvested performance-based LTIP units, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.
(2)
During the year ended December 31, 2023, there were no shares of underlying unsettled forward sales transactions that were included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. During the years ended December 31, 2022 and 2021, there were approximately 4,259,000 and 326,000 shares, respectively, of underlying unsettled forward sales transactions that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

11. Leases

Lessor

We lease commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 19.0 years as of December 31, 2023), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

The following table summarizes the maturity of fixed lease payments under our leases as of December 31, 2023 (amounts in thousands):

	Payments due by period
	Total	2024	2025	2026	2027	2028	Thereafter
Fixed lease payments	$2,113,973	231,160	225,140	211,886	199,504	180,211	1,066,072

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	Years Ended December 31,
	2023	2022	2021
Fixed	$254,017	$265,126	$248,399
Variable	19,889	19,362	18,990
Property rental revenue	273,906	284,488	267,389

Information about our leases for our development property as of December 31, 2023 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year	162,000
Total					162,000
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

As of December 31, 2023, the unamortized balances associated with our right-of-use operating lease asset and operating lease liability were $3.0 million and $3.0 million, respectively. As of December 31, 2022, the unamortized balance associated with our right-of-use operating lease asset and operating lease liability for our two commenced office leases was $3.5 million and $3.5 million, respectively. Our right-of-use operating lease asset and operating lease liability were included in “Prepaid expenses and other assets” and “Accounts payable, accrued expenses and other liabilities” on the Consolidated Balance Sheets, respectively as of December 31, 2023, and 2022. We used our incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for our commenced operating leases for the year ended December 31, 2023, 2022 and 2021 (amounts in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating lease costs	$620	$624	$421

Other Information
Weighted average remaining lease term (in years)	4.67	5.62	4.51
Weighted average discount rate	3.19%	3.15%	2.36%

In addition, the maturity of future minimum lease payments under our commenced corporate office leases as of December 31, 2023 is summarized in the table below (amounts in thousands):

Year ending December 31,	Payments due by period
2024	768
2025	793
2026	661
2027	368
2028	385
Thereafter	333
Total future minimum lease payments	$3,308
Imputed interest	(330)
Total	$2,978

12. Revenue

The table below sets forth revenue from tenant construction projects disaggregated by tenant agency for the years ended December 31, 2023, 2022, and 2021 (amounts in thousands).

	For the year ended December 31,	For the year ended December 31,	For the year ended December 31,
Tenant	2023	2022	2021
Department of Veteran Affairs (“VA”)	$5,702	$2,373	$1,660
U.S. Joint Staff Command (“JSC”)	2,132	948	520
Federal Bureau of Investigation (“FBI”)	792	1,307	2,384
U.S. Coast Guard (“USCG”)	346	182	98
Customs and Border Protection (“CBP”)	293	157	—
The Judiciary of the U.S. Government (“JUD”)	163	391	11
Department of Transportation (“DOT”)	142	—	49
Immigration and Customs Enforcement (“ICE”)	111	7	57
Federal Emergency Management Agency (“FEMA”)	89	318	15
U.S. Citizenship and Immigration Services (“USCIS”)	56	250	91
Food and Drug Administration (“FDA”)	45	346	93
General Services Administration - Other	39	42	25
Internal Revenue Service (“IRS”)	20	37	207
Bonneville Power Administration (“BPA”)	16	—	—
National Archives and Records Administration (“NARA”)	13	—	—
Department of Labor (“DOL”)	3	—	—
Occupational Safety and Health Administration (“OSHA”)	—	116	1
National Park Service (“NPS”)	—	110	41
Drug Enforcement Administration (“DEA”)	—	40	40
Federal Aviation Administration (“FAA”)	—	29	—
Patent and Trademark Office (“PTO”)	—	14	—
Health Resources and Services Administration (“HRSA”)	—	4	3
National Weather Service (“NWS”)	—	2	—
Bureau of the Fiscal Service (“BFS”)	—	—	59
Department of Energy (“DOE”)	—	—	95
Environmental Protection Agency (“EPA”)	—	—	204
Military Entrance Processing Command (“MEPCOM”)	—	—	18
	$9,962	$6,673	$5,671

The balance in Accounts receivable related to tenant construction projects and the associated project management income was $9.6 million and $6.8 million, as of December 31, 2023 and 2022, respectively. The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects ongoing as of December 31, 2023 or as of December 31, 2022 with a duration of greater than one year.

During the years ended December 31, 2023, 2022, and 2021, we also recognized $0.5 million, $0.4 million, and $0.4 million, respectively, in parking garage income generated from the operations of parking garages situated on both the Various GSA – Buffalo property and on the Various GSA - Portland property. The monthly and transient daily parking revenue falls within the scope of ASC Topic 606 Revenue from Contracts with Customers and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied. As of December 31, 2023 and 2022, there was less than $0.1 million in Accounts receivable attributable to parking garage income.

There were no contract assets or liabilities as of December 31, 2023 and 2022.

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

In connection with our acquisitions of certain properties in 2021 and 2022 we entered into a tax protection agreement, under which we agreed to indemnify the contributor for any taxes incurred as a result of a taxable sale of such property for a period of four years. We also agreed in the tax protection agreement with the contributor to use the “traditional method” of making allocations under Section 704(c) of the Code for the four-year period.

Letters of Credit

As of each of December 31, 2023 and 2022, we had $0.1 million of standby letters of credit. There were no draws against these letters of credit during the years ended December 31, 2023 or 2022.

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

As stated in Note 1 above, we lease commercial space to the U.S. Government or nongovernmental tenants. At December 31, 2023, the U.S. Government accounted for 96.0% of our total leased square feet, state and local government tenants accounted for 1.2% of our total leased square feet and non-governmental tenants accounted for the remaining 2.8% of our total leased square feet. At December 31, 2022, the U.S. Government accounted for 96.4% of our leased square feet, state and local government tenants accounted for 0.2% of our total leased square feet and non-governmental tenants accounted for the remaining 3.4% of our total leased square feet.

At December 31, 2023, 18 of our 90 wholly-owned and unconsolidated operating properties were located in California, accounting for approximately 15.7% of our total leased square feet. At December 31, 2022, 17 of our 86 operating properties were located in California, accounting for approximately 14.8% of our total leased square feet. To the extent that weak economic or real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

15. Related Parties

We have reimbursement arrangements with entities controlled by our former Chairman, who was appointed Chief Executive Officer effective January 1, 2024, and Vice Chairman, which provide for reimbursement of costs paid on our behalf, or those we pay on their behalf. For the years ended December 31, 2023, 2022 and 2021, we were responsible for reimbursing costs of $0.8 million, $0.4 million and $0.3 million, respectively, and received reimbursement for costs of less than $0.1 million, less than $0.1 million and $0.1 million, respectively.

We provide asset management services to properties owned by the JV. For the years ended December 31, 2023, 2022 and 2021 we recognized Asset management fees of $2.1 million, $1.4 million and $0.1 million, respectively, and reimbursement for certain costs that we paid on their behalf of $0.3 million, $0.1 million and $0.5 million, respectively.

As of December 31, 2023, and 2022, Accounts receivable from related parties was $0.2 million and $0.4 million, respectively. As of December 31, 2023, and 2022, Accounts payable, accrued expenses and other liabilities included $0.4 million and less than $0.1 million, respectively, owed to related parties.

16. Subsequent Events

For its consolidated financial statements as of December 31, 2023, we evaluated subsequent events as of the filing date of this Annual Report on Form 10-K and noted the following significant events:

On January 2, 2024, we granted an aggregate of 193,993 performance-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan, consisting of (i) 77,256 LTIP units that are subject to us achieving certain total shareholder return performance thresholds (on both an absolute and relative basis) and (ii) 116,737 LTIP units that are subject to us achieving certain operational performance hurdles, in each case through a performance period ending on December 31, 2026. The performance-based LTIP units will vest to the extent earned following the end of the performance period on December 31, 2026. On January 2, 2024, we also granted an aggregate of 201,150 service-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan, which will vest on December 31, 2026. The LTIP units are subject to the grantee’s continued employment and the other terms of the awards.

On January 19, 2024, we granted 69,419 performance-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan that are subject to us achieving certain total shareholder return performance thresholds (on a relative basis) through a performance period ending on December 31, 2026. The performance-based LTIP units will vest to the extent earned following the end of the performance period on December 31, 2026.

On January 23, 2024, we entered into the seventh amendment to the 2016 term loan facility agreement to extend the maturity date of the loan to January 30, 2025.

Subsequent to December 31, 2023, the Company entered into forward sales transactions under the December 2019 ATM Program for the sale of an additional 89,647 shares of its common stock that have not yet been settled. Subject to its right to elect net share settlement, the Company expects to physically settle the forward sales transactions no later than January 2025. Assuming the forward sales transactions are physically settled in full utilizing a net weighted average initial forward sales price of $13.39 per share, the Company expects to receive net proceeds of approximately $1.2 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction.

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2023

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation(3)(5)	Original Construction Date(s) (Unaudited)	Date Acquired
Aberdeen, MS	C/O	$ —	$1,147	$14,044	$274	$1,147	$14,318	$15,465	$3,191	2005	6/17/2015
Alameda, CA	L	—	5,438	4,312	70,372	5,438	74,684	80,122	8,120	2019	8/1/2016
Albany, NY	O	—	1,801	11,544	339	1,801	11,883	13,684	2,804	2004	2/11/2015
Albany, NY	O	—	1,412	17,128	7,778	1,412	24,906	26,318	3,517	1998	11/22/2016
Albuquerque, NM	O	—	3,062	28,201	171	3,062	28,372	31,434	7,149	2011	2/17/2016
Albuquerque, NM	O	—	2,905	23,804	888	2,905	24,692	27,597	6,524	2006	2/11/2015
Albuquerque, NM	O	11,723	2,345	28,611	546	2,345	29,157	31,502	9,025	2011	2/11/2015
Anaheim, CA	O	—	7,081	16,346	31	7,081	16,377	23,458	122	1991 / 2020	10/3/2023
Arlington, VA	O	—	14,350	44,442	1,753	14,350	46,195	60,545	13,600	2009	2/11/2015
Atlanta, GA	O	—	1,074	10,788	6,807	1,074	17,595	18,669	145	2008 / 2023	10/3/2023
Bakersfield, CA	O	—	438	2,253	775	438	3,028	3,466	459	2000	10/16/2018
Birmingham, AL	O	—	408	10,853	174	408	11,027	11,435	2,347	2005	7/1/2016
Birmingham, AL	O	—	755	22,537	3,770	755	26,307	27,062	4,824	2005	7/1/2016
Birmingham, AL	O	—	1,410	17,276	120	1,410	17,396	18,806	2,926	2014	11/9/2018
Broomfield, CO	O/W	—	4,002	19,253	11	4,002	19,264	23,266	791	2012	5/10/2022
Brownsburg, IN	OC	—	1,774	26,300	24	1,774	26,324	28,098	1,425	2021	11/1/2021
Buffalo, NY	O	—	246	80,913	3,585	246	84,498	84,744	15,327	2004	9/13/2018
Charleston, SC	C/O	—	1,325	21,189	2,967	1,325	24,156	25,481	2,909	1999	10/16/2018
Charleston, WV	O	—	551	13,732	1,948	551	15,680	16,231	2,532	1959 / 2000	9/13/2018
Chico, CA	OC	—	5,183	24,405	56	5,183	24,461	29,644	2,249	2019	4/30/2020
Clarksburg, WV	O	—	108	13,421	1,234	108	14,655	14,763	2,183	1999	9/13/2018
Cleveland, OH	O	—	563	18,559	190	563	18,749	19,312	1,559	1981 / 2021	7/22/2021
Council Bluffs, IO	C/O	—	791	11,984	—	791	11,984	12,775	568	2021	8/23/2022
Dallas, TX	O	—	1,005	14,546	1,281	1,005	15,827	16,832	4,032	2001	2/11/2015
Dallas, TX	L	—	2,753	23,848	4,139	2,753	27,987	30,740	5,218	2001	12/1/2015
Dallas, TX	O	—	740	8,191	716	740	8,907	9,647	1,421	2005	9/13/2018
Del Rio, TX	C/O	—	210	30,676	1,512	210	32,188	32,398	8,236	1992 / 2004	2/11/2015
Des Plaines, IL	O	—	1,742	9,325	377	1,742	9,702	11,444	1,534	1971 / 1999	9/13/2018
El Centro, CA	C/O	—	1,084	20,765	1,506	1,084	22,271	23,355	5,656	2004	2/11/2015
El Paso, TX	O	—	2,430	33,649	4,742	2,430	38,391	40,821	4,135	1998 -2005	3/26/2020
Fresno, CA	O	—	1,499	68,309	5,370	1,499	73,679	75,178	18,053	2003	2/11/2015
Golden, CO	O/W	8,446	4,080	8,933	667	4,080	9,600	13,680	2,041	1996 / 2011	5/24/2018
Jackson, TN	C/O	—	332	24,324	465	332	24,789	25,121	1,896	1998	12/24/2020
Kansas City, KS	L	—	828	33,035	2,394	828	35,429	36,257	7,010	2003	7/1/2016
Kansas City, MO	O	—	645	24,431	105	645	24,536	25,181	2,146	1998 / 2020	5/20/2021
Knoxville, TN	O	—	2,840	25,775	499	2,840	26,274	29,114	3,089	2010	3/17/2021

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2023

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation(3)(5)	Original Construction Date(s) (Unaudited)	Date Acquired
Lakewood, CO	O	—	$1,521	$32,865	$932	$1,521	$33,797	$35,318	$9,669	6/26/1905	2/11/2015
Lees Summit, MO	O	51,998	2,974	90,858	2,932	2,974	93,790	96,764	5,923	1969 / 1999	10/14/2021
Lenexa, KS	O	—	4,367	42,692	379	4,367	43,071	47,438	6,765	2007 / 2012	8/22/2019
Lenexa, KS	L	—	649	3,449	62,427	649	65,876	66,525	5,375	2020	5/27/2017
Lincoln, NE	O	—	2,310	26,328	1,281	2,310	27,609	29,919	7,273	2005	11/12/2015
Little Rock, AR	O	—	2,278	19,318	752	2,278	20,070	22,348	5,267	2001	2/11/2015
Loma Linda, CA	OC	126,706	12,476	177,357	375	12,476	177,732	190,208	29,308	2016	6/1/2017
Louisville, KY	O	—	1,005	5,473	170	1,005	5,643	6,648	405	2011	3/17/2021
Louisville, KY	O	—	1,015	21,885	295	1,015	22,180	23,195	1,749	2011	3/17/2021
Lubbock, TX	W/D	—	541	972	—	541	972	1,513	295	2013	2/11/2015
Martinsburg, WV	O	—	1,700	13,294	258	1,700	13,552	15,252	3,586	2007	2/11/2015
Mobile, AL	O	—	2,045	20,400	4,017	2,045	24,417	26,462	1,716	2001	9/18/2020
Mobile, AL	OC	—	6,311	31,030	37	6,311	31,067	37,378	2,905	2018	4/30/2020
New Orleans, LA	O	—	664	24,471	718	664	25,189	25,853	2,932	1999 / 2006	5/9/2019
Newport News, VA	C/O	—	252	14,477	135	252	14,612	14,864	75	2008	10/19/2023
North Charleston, SC	O	12,079	963	34,987	1,519	963	36,506	37,469	8,961	1994 / 2012	2/11/2015
North Charleston, SC	W	—	918	14,033	—	918	14,033	14,951	1,109	2020	11/3/2020
Omaha, NE	O	—	4,635	41,319	1,196	4,635	42,515	47,150	13,057	2009	2/11/2015
Omaha, NE	O	—	1,517	14,156	500	1,517	14,656	16,173	3,574	2004	5/19/2016
Orange, CT	OC	—	3,098	23,613	37	3,098	23,650	26,748	2,430	2019	11/21/2019
Parkersburg, WV	O	—	365	52,200	1,058	365	53,258	53,623	7,908	2004 / 2006	9/13/2018
Pittsburgh, PA	O	—	384	24,877	3,228	384	28,105	28,489	4,470	2001	9/13/2018
Pleasanton, CA	L	—	5,765	20,859	336	5,765	21,195	26,960	4,340	2015	10/21/2015
Portland, OR	O	—	4,913	75,794	2,725	4,913	78,519	83,432	11,188	2002	1/31/2019
Richmond, VA	O	—	3,041	23,931	1,902	3,041	25,833	28,874	6,019	2001	12/7/2015
Riverside, CA	O	—	1,983	6,755	1,732	1,983	8,487	10,470	1,848	1997	2/11/2015
Sacramento, CA	O	—	1,434	9,369	2,421	1,434	11,790	13,224	3,228	2002	2/11/2015
Salt Lake City, UT	O	—	2,049	79,955	979	2,049	80,934	82,983	14,406	2012	9/28/2017
San Antonio, TX	O	—	3,745	49,153	1,508	3,745	50,661	54,406	13,503	2007	2/11/2015
San Diego, CA	W	—	3,060	510	914	3,060	1,424	4,484	590	1999	2/11/2015
San Diego, CA	O	—	2,252	12,280	(7,841)	1,216	5,475	6,691	361	2001	9/11/2015
San Diego, CA	O	—	773	2,481	1,036	773	3,517	4,290	930	2003	2/11/2015
San Jose, CA	OC	—	10,419	52,750	58	10,419	52,808	63,227	7,220	2018	7/11/2018
Santa Ana, CA	O	—	6,413	8,635	827	6,413	9,462	15,875	2,861	2004	2/11/2015
Savannah, GA	L	9,243	3,220	10,687	486	3,220	11,173	14,393	2,853	2013	2/11/2015

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2023

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation(3)(5)	Original Construction Date(s) (Unaudited)	Date Acquired
South Bend, IN	C/O	—	$514	$6,590	$481	$514	$7,071	$7,585	$1,392	1996 / 2011	12/23/2016
South Bend, IN	OC	—	3,954	38,503	241	3,954	38,744	42,698	5,926	2017	11/16/2017
Springfield, MO	O	—	118	16,629	41	118	16,670	16,788	1,123	2002	4/22/2021
Sterling, VA	L	—	2,556	21,817	13,648	2,556	35,465	38,021	3,593	2001	1/31/2019
Suffolk, VA	O	—	7,141	61,577	8,150	7,141	69,727	76,868	8,084	1993 / 2004	5/8/2019
Tampa, FL	O	—	5,002	57,553	110	5,002	57,663	62,665	2,374	2005	5/18/2022
Tracy, CA	W	—	2,678	548	29,739	2,678	30,287	32,965	3,941	2018	10/4/2017
Tustin, CA	O	—	8,532	24,279	342	8,532	24,621	33,153	3,323	1979 / 2019	10/22/2019
Upper Marlboro, MD	L	—	5,054	18,301	2,571	5,054	20,872	25,926	2,621	2002	11/15/2018
Vista, CA	L	—	3,998	24,053	1,748	3,998	25,808	29,806	5,838	2002	2/11/2015
Various	Various	—	4,076	15,691	36,736	4,076	52,427	56,503	—	N/A	Various
		$220,195	$223,035	$2,176,456	$310,722	$221,999	$2,488,221	$2,710,220	$391,077

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

The aggregate cost and accumulated depreciation for tax purposes was approximately $2,648.9 million and $442.5 million, respectively.

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2023

(Amounts in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2020	2,421,874	213,213
Additions	261,347	65,015
Dispositions	(6,656)	(851)
Balance at December 31, 2021	2,676,565	277,377
Additions	135,914	69,999
Dispositions	(198,214)	(23,960)
Real estate impaired (1)	(7,675)	(2,134)
Balance at December 31, 2022	2,606,590	321,282
Additions	103,630	69,795
Dispositions	—	—
Balance at December 31, 2023	2,710,220	391,077
(1)
During the quarter ended September 30, 2022, we recognized an impairment loss totaling approximately $5.5 million for its ICE – Otay. See Note 3 and Note 7 for additional information.