Form 10-Q
period 2024-03-31
Easterly Government Properties, Inc.
filed 2024-04-30
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 23, 2024, the registrant had 102,998,979 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	March 31, 2024	December 31, 2023
Assets
Real estate properties, net	$2,337,307	$2,319,143
Cash and cash equivalents	43,545	9,381
Restricted cash	12,557	12,558
Tenant accounts receivable	73,092	66,274
Investment in unconsolidated real estate venture	282,879	284,544
Intangible assets, net	143,044	148,453
Interest rate swaps	2,897	1,994
Prepaid expenses and other assets	47,494	37,405
Total assets	$2,942,815	$2,879,752

Liabilities
Revolving credit facility	144,500	79,000
Term loan facilities, net	298,917	299,108
Notes payable, net	696,655	696,532
Mortgage notes payable, net	218,916	220,195
Intangible liabilities, net	11,593	12,480
Deferred revenue	88,746	82,712
Accounts payable, accrued expenses and other liabilities	95,642	80,209
Total liabilities	1,554,969	1,470,236

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 102,354,702 and 100,973,247 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,024	1,010
Additional paid-in capital	1,801,304	1,783,338
Retained earnings	116,927	112,301
Cumulative dividends	(603,443)	(576,319)
Accumulated other comprehensive income	2,753	1,871
Total stockholders’ equity	1,318,565	1,322,201
Non-controlling interest in Operating Partnership	69,281	87,315
Total equity	1,387,846	1,409,516
Total liabilities and equity	$2,942,815	$2,879,752

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended March 31,
	2024	2023
Revenues
Rental income	$70,746	$68,148
Tenant reimbursements	1,017	2,075
Asset management income	550	517
Other income	487	480
Total revenues	72,800	71,220
Expenses
Property operating	16,592	17,888
Real estate taxes	8,229	7,468
Depreciation and amortization	23,800	23,081
Acquisition costs	419	461
Corporate general and administrative	6,455	7,295
Total expenses	55,495	56,193
Other income (expense)
Income from unconsolidated real estate venture	1,415	1,402
Interest expense, net	(13,836)	(12,015)
Net income	4,884	4,414
Non-controlling interest in Operating Partnership	(258)	(523)
Net income available to Easterly Government Properties, Inc.	$4,626	$3,891
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
Weighted-average common shares outstanding
Basic	101,993,143	91,099,357
Diluted	102,235,012	91,329,140
Dividends declared per common share	0.265	$0.265

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2024	2023
Net income	$4,884	$4,414
Other comprehensive gain (loss):
Unrealized gain (loss) on interest rate swaps, net	902	(2,013)
Other comprehensive gain (loss)	902	(2,013)
Comprehensive income	5,786	2,401
Non-controlling interest in Operating Partnership	(258)	(523)
Other comprehensive (gain) loss attributable to non-controlling interest	(20)	240
Comprehensive income attributable to Easterly Government Properties, Inc.	$5,508	$2,118

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$4,884	$4,414
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,800	23,081
Straight line rent	(856)	(463)
Income from unconsolidated real estate venture	(1,415)	(1,402)
Amortization of above- / below-market leases	(594)	(700)
Amortization of unearned revenue	(1,604)	(1,484)
Amortization of loan premium / discount	(275)	(270)
Amortization of deferred financing costs	582	514
Amortization of lease inducements	258	216
Distributions from investment in unconsolidated real estate venture	3,079	2,158
Non-cash compensation	1,229	1,668
Net change in:
Tenant accounts receivable	1,339	734
Prepaid expenses and other assets	(6,458)	(4,313)
Deferred revenue associated with operating leases	510	55
Principal payments on operating lease obligations	(166)	(127)
Accounts payable, accrued expenses and other liabilities	(422)	(2,456)
Net cash provided by operating activities	23,891	21,625
Cash flows from investing activities
Real estate acquisitions and deposits	(612)	124
Additions to operating properties	(7,906)	(7,756)
Additions to development properties	(12,945)	(2,944)
Investment in loan receivable	(3,440)	—
Net cash used in investing activities	(24,903)	(10,576)
Cash flows from financing activities
Payment of deferred financing costs	(350)	—
Issuance of common shares	—	52,414
Credit facility draws	73,000	20,750
Credit facility repayments	(7,500)	(36,750)
Repayments of mortgage notes payable	(1,117)	(16,744)
Dividends and distributions paid	(28,686)	(27,464)
Payment of offering costs	(172)	(56)
Net cash provided by (used in) financing activities	35,175	(7,850)
Net increase in Cash and cash equivalents and Restricted cash	34,163	3,199
Cash and cash equivalents and Restricted cash, beginning of period	21,939	17,274
Cash and cash equivalents and Restricted cash, end of period	$56,102	$20,473

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the three months ended March 31,
	2024	2023
Cash paid for interest (net of capitalized interest of $672 and $339 in 2024 and 2023, respectively)	$12,276	$11,080
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$9,832	$2,255
Additions to development properties accrued, not paid	22,078	5,380
Offering costs accrued, not paid	28	10
Deferred asset acquisition costs accrued, not paid	115	1
Unrealized gain (loss) on interest rate swaps, net	902	(2,013)
Properties acquired for Common Units	—	219
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(18,088)	$(140)
Common stock	14	—
Additional paid-in capital	18,074	140
Total	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements (unaudited)

1. Organization and Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2023, and related notes thereto, included in the Annual Report on Form 10-K of Easterly Government Properties, Inc. (the “Company”) for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2024.

The Company is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2015. The operations of the Company are carried out primarily through Easterly Government Properties LP (the “Operating Partnership”) and the wholly owned subsidiaries of the Operating Partnership. As used herein, the “Company,” “we,” “us,” or “our” refer to Easterly Government Properties, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

We are an internally managed REIT, focused primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate substantially all of our revenue by leasing our properties to such agencies, either directly or through the U.S. General Services Administration (“GSA”). Our objective is to generate attractive risk-adjusted returns for our stockholders over the long-term through dividends and capital appreciation.

We focus primarily on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We may also consider other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of March 31, 2024, we wholly owned 81 operating properties and nine operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 8.9 million leased square feet, including 88 operating properties that were leased primarily to U.S. Government tenant agencies, one operating property entirely leased to tenant agencies of a U.S. state government and one operating property that was entirely leased to a private tenant. As of March 31, 2024, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 95.0% of the aggregate limited partnership interests in the Operating Partnership (“common units”) as of March 31, 2024. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2024 and December 31, 2023, the consolidated results of operations for the three months ended March 31, 2024 and 2023, and the consolidated cash flows for the three months ended March 31, 2024 and 2023. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

2. Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of our condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 adds interim and annual disclosure requirements to GAAP at the request of the Securities and Exchange Commission (the “SEC”). The guidance in ASU 2023-06 is required to be applied prospectively and the GAAP requirements will be effective when the removal of the related SEC disclosure requirements is effective. If the SEC does not act to remove its related requirement by June 30, 2027, any related FASB amendments will be removed from the ASC and will not be effective. We do not anticipate that the adoption of ASU 2023-06 will have a material impact on our consolidated financial statements.

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

3. Real Estate and Intangibles

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of March 31, 2024 (amounts in thousands):

Total
Real estate properties, net
Land	$221,999
Building and improvements	2,359,074
Acquired tenant improvements	85,949
Construction in progress	79,776
Accumulated depreciation	(409,491)
Total Real estate properties, net	2,337,307
Intangible assets, net
In-place leases	280,604
Acquired leasing commissions	72,560
Above market leases	14,620
Payment in lieu of taxes	6,394
Accumulated amortization	(231,134)
Total Intangible assets, net	143,044
Intangible liabilities, net
Below market leases	(72,037)
Accumulated amortization	60,444
Total Intangible liabilities, net	(11,593)

No operating properties were acquired or disposed of during the three months ended March 31, 2024.

During the three months ended March 31, 2024, we incurred $0.4 million of acquisition-related expenses mainly consisting of internal costs associated with future property acquisitions.

The following table summarizes the scheduled amortization of our acquired above- and below-market lease intangibles for each of the five succeeding years as of March 31, 2024 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2024 (1)	$836	$(2,051)
2025	1,097	(2,246)
2026	1,096	(2,008)
2027	1,096	(1,783)
2028	725	(1,238)
(1)
Represents the nine months ending December 31, 2024.

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in the JV (dollars in thousands):

		As of March 31,
Joint Venture	Ownership Interest	2024
MedBase Venture	53.0%	$282,879

On October 13, 2021, we formed an unconsolidated real estate venture, which we refer to as the JV, with a global investor to fund the acquisition of a portfolio of ten properties anticipated to encompass 1,214,165 leased square feet (the “VA Portfolio”). We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement. We have joint approval rights with our JV partner on major decisions, including those regarding property operations. As such, the Company holds a non-controlling interest in the joint venture and accounts for the JV under the equity method of accounting.

No operating properties were acquired by the JV during the three months ended March 31, 2024. As of March 31, 2024, nine of the ten properties in the VA Portfolio had been acquired by the JV.

5. Debt

At March 31, 2024, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2024	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$144,500	S + 134 bps	July 2025 (3)
Total revolving credit facility	144,500

Term loan facilities:
2016 term loan facility	100,000	5.05% (4)	January 2025
2018 term loan facility	200,000	5.38% (5)	July 2026
Total term loan facilities	300,000
Less: Total unamortized deferred financing fees	(1,083)
Total term loan facilities, net	298,917

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
Total notes payable	700,000
Less: Total unamortized deferred financing fees	(3,345)
Total notes payable, net	696,655

Mortgage notes payable:
VA – Golden	8,395	5.00% (6)	April 2024(7)
USFS II – Albuquerque	11,122	4.46% (6)	July 2026
ICE – Charleston	11,627	4.21% (6)	January 2027
VA – Loma Linda	127,500	3.59% (6)	July 2027
CBP – Savannah	9,335	3.40% (6)	July 2033
USCIS – Kansas City	51,500	3.68% (6)	August 2024
Total mortgage notes payable	219,479
Less: Total unamortized deferred financing fees	(830)
Less: Total unamortized premium/discount	267
Total mortgage notes payable, net	218,916

Total debt	$1,358,988
(1)
At March 31, 2024, the USD SOFR with a five day lookback (“S”) was 5.31%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.
(2)
Our revolving credit facility had available capacity of $305.4 million at March 31, 2024 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.
(3)
Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(4)
Our 2016 term loan facility is subject to one interest rate swap with an effective date of September 29, 2023 and a notional value of $100.0 million, which effectively fixes the interest rate at 5.05% annually, based on our consolidated leverage ratio, as defined in our 2016 term loan facility agreement.

(5)
Our 2018 term loan facility is subject to two interest rate swaps with an effective date of June 23, 2023 and an aggregate notional value of $200.0 million, which effectively fixes the interest rate at 5.38% annually, based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
(6)
Effective interest rates are as follows: VA – Golden 5.03%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%, USCIS – Kansas City 2.05%.
(7)
On April 1, 2024, we used $8.4 million of available cash to extinguish the mortgage note obligation on VA – Golden.

As of March 31, 2024, the net carrying value of real estate collateralizing our mortgages payable totaled $323.5 million. See Note 7 for the fair value of our debt instruments.

On January 2, 2024, the margin spreads under the second amended senior unsecured credit agreement, that governs our revolving credit facility and 2018 term loan facility, were reduced by 1 basis point as a result of achieving our sustainability metric percentage.

On January 23, 2024, we entered into the seventh amendment to the senior unsecured term loan agreement, dated as of September 29, 2016, that governs our 2016 term loan facility to extend the maturity date of our 2016 term loan facility from March 29, 2024 to January 30, 2025.

Financial Covenant Considerations

As of March 31, 2024, we were in compliance with all financial and other covenants related to our debt.

6. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of March 31, 2024. We entered into these interest rate swap derivatives to reduce our exposure to the variability in future cash flows attributable to changes in our 2016 term loan facility and 2018 term loan facility (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	4.01%	USD-SOFR with -5 Day Lookback	June 23, 2023	March 23, 2025	$904
$100,000	4.18%	USD-SOFR with -5 Day Lookback	June 23, 2023	December 23, 2024	$648
$100,000	3.70%	USD-SOFR with -5 Day Lookback	September 29, 2023	June 29, 2025	$1,345

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet (amounts in thousands):

Balance Sheet Line Item	As of March 31, 2024
Interest rate swaps	$2,897

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on our variable rate debt.

We estimate that $3.7 million will be reclassified from AOCI as a decrease to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (amounts in thousands):

	For the three months ended March 31,
	2024	2023
Unrealized gain (loss) recognized in AOCI	$1,932	$(506)
Gain reclassified from AOCI into interest expense	1,030	1,507

Credit-Risk-Related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on such indebtedness. As of March 31, 2024, we were not in a net liability position with any derivative counterparty. As of March 31, 2024, we were in compliance with these agreements and had not posted any collateral related to these agreements.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of March 31, 2024 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The table below presents our assets measured at fair value on a recurring basis as of March 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of March 31, 2024
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps	$—	$2,897	$—

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

Financial assets and liabilities not measured at fair value

As of March 31, 2024, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	As of March 31, 2024
Financial liabilities	Carrying Amount (1)	Fair Value (2)

Revolving credit facility	$144,500	$144,500
2016 term loan facility	$100,000	$100,000
2018 term loan facility	$200,000	$200,000
Notes payable	$700,000	$612,213
Mortgages payable	$219,479	$207,483
(1)
The carrying amount consists of principal only.
(2)
We deem the fair value measurement of the financial liability instrument a Level 3 measurement.

8. Equity Incentive Plan

The following is a summary of our stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively:

	For the three months ended March 31,
	2024	2023
Stock-based compensation expense	1,229	$1,668

Stock-based compensation expense is included within corporate general and administrative expenses on our Consolidated Statements of Operations.

On January 2, 2024, we granted an aggregate of 201,150 service-based LTIP units and 193,993 performance-based LTIP units to members of management pursuant to the 2015 Equity Incentive Plan (the “2015 Plan”). The service-based LTIP units vest on December 31, 2026 subject to the grantee's continued employment and the other terms of the awards. The performance-based LTIP units consisted of (i) 77,256 LTIP units that are subject to us achieving certain total shareholder return performance thresholds (on both an absolute and relative basis) and (ii) 116,737 LTIP units that are subject to us achieving certain operational performance hurdles, in each case through a performance period ending on December 31, 2026. The performance-based LTIP units will vest to the extent earned following the end of the performance period on December 31, 2026, conditioned on the board of directors approval.

On January 19, 2024, we granted 69,419 performance-based LTIP units to members of management pursuant to the 2015 Plan that are subject to us achieving certain total shareholder return performance thresholds (on a relative basis) through a performance period ending on December 31, 2026. The performance-based LTIP units will vest to the extent earned following the end of the performance period on December 31, 2026, conditioned on the board of directors approval.

Pursuant to the 2015 Plan, the significant assumptions used to value the performance-based LTIP units using a Monte Carlo Simulation (risk -neutral approach) include expected volatility (24.0%), dividend yield (6.6% - 6.7%), risk-free interest rate (4.1%) and expected life (3 years).

9. Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended March 31, 2024 and 2023 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended March 31, 2024
Balance at December 31, 2023	100,973,247	$1,010	$1,783,338	$112,301	$(576,319)	$1,871	$87,315	$1,409,516
Stock based compensation	—	—	123	—	—	—	1,106	1,229
Dividends and distributions paid ($0.265 per share)	—	—	—	—	(27,124)	—	(1,561)	(28,685)
Redemption of common units for shares of common stock	1,381,455	14	18,074	—	—	—	(18,088)	—
Unrealized gain on interest rate swaps	—	—	—	—	—	882	20	902
Net income	—	—	—	4,626	—	—	258	4,884
Allocation of non-controlling interest in Operating Partnership	—	—	(231)	—	—	—	231	—
Balance at March 31, 2024	102,354,702	$1,024	$1,801,304	$116,927	$(603,443)	$2,753	$69,281	$1,387,846
Three months ended March 31, 2023
Balance at December 31, 2022	90,814,021	$908	$1,622,913	$93,497	$(475,983)	$3,546	$166,101	$1,410,982
Stock based compensation	—	—	145	—	—	—	1,523	1,668
Dividends and distributions paid ($0.265 per share)	—	—	—	—	(24,068)	—	(3,395)	(27,463)
Grant of unvested restricted stock	6,686	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	10,199	—	140	—	—	—	(140)	—
Issuance of common stock, net	2,559,000	26	52,206	—	—	—	—	52,232
Contribution of property for common units	—	—	—	—	—	—	219	219
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(1,773)	(240)	(2,013)
Net income	—	—	—	3,891	—	—	523	4,414
Allocation of non-controlling interest in Operating Partnership	—	—	(2,937)	—	—	—	2,937	—
Balance at March 31, 2023	93,389,906	$934	$1,672,467	$97,388	$(500,051)	$1,773	$167,528	$1,440,039

A summary of dividends declared by our board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2024	April 25, 2024	May 9, 2024	May 21, 2024	0.265
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

As of March 31, 2024, we had forward sales transactions outstanding under the 2019 ATM Program for the sale of 589,647 shares of our common stock that had not yet been settled.

On April 10, 2024, we settled the 589,647 shares under our 2019 ATM Program and received $7.9 million of net proceeds. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the three months ended March 31, 2024.

As of March 31, 2024, we had approximately $300.0 million of gross sales of our common stock available under the 2021 ATM Program and $79.3 million of gross sales of common stock available under the 2019 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the three months ended March 31, 2024.

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

The following table sets forth the computation of our basic and diluted earnings per share of common stock for the three months ended March 31, 2024 and 2023 (amounts in thousands, except per share amounts):

	For the three months ended March 31,
	2024	2023
Numerator
Net income	$4,884	$4,414
Less: Non-controlling interest in Operating Partnership	(258)	(523)
Net income available to Easterly Government Properties, Inc.	4,626	3,891
Less: Dividends on participating securities	(148)	(148)
Net income available to common stockholders	$4,478	$3,743
Denominator for basic EPS	101,993,143	91,099,357
Dilutive effect of share-based compensation awards	27,143	23,556
Dilutive effect of LTIP units (1)	214,726	206,227
Dilutive effect of shares issuable under forward sale agreements (2)	—	—
Denominator for diluted EPS	102,235,012	91,329,140
Basic EPS	$0.04	$0.04
Diluted EPS	$0.04	$0.04

(1)
During the three months ended March 31, 2024 and 2023, there were 491,498 and 347,419 unvested performance-based LTIP units, respectively, that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.
(2)
During the three months ended March 31, 2024 and 2023, there were 589,647 and 1,700,000 shares, respectively, of underlying unsettled forward sales transactions that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.

11. Leases

Lessor

We lease commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 19.4 years as of March 31, 2024), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	For the three months ended March 31,
	2024	2023
Fixed	$65,436	$62,924
Variable	5,310	5,224
Rental income	70,746	68,148

Lessee

We lease corporate office space under operating lease arrangements in Washington, D.C. and San Diego, CA. The leases include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. We have elected not to separate lease and non-lease components for our corporate office leases.

As of March 31, 2024, the unamortized balances associated with our right-of-use operating lease asset and operating lease liability were both $2.8 million. We used our incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for our commenced operating leases for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	For the three months ended March 31,
	2024	2023
Cash flows from operating lease costs	$191	$131

In addition, the maturity of fixed lease payments under our commenced corporate office leases as of March 31, 2024 is summarized in the table below (amounts in thousands):

Corporate office leases	Payments due by period
2024 (1)	578
2025	793
2026	661
2027	368
2028	385
Thereafter	333
Total future minimum lease payments	$3,118
Imputed interest	(306)
Total	$2,812
(1)
Represents the nine months ending December 31, 2024.

12. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	For the three months ended March 31,
Tenant	2024	2023

Department of Veteran Affairs (“VA”)	$588	$933
U.S. Joint Staff Command (“JSC”)	164	602
Customs and Border Protection (“CBP”)	139	79
Food and Drug Administration (“FDA”)	124	9
Federal Bureau of Investigation (“FBI”)	61	323
The Judiciary of the U.S. Government (“JUD”)	36	4
General Services Administration - Other	6	—
Department of Transportation (“DOT”)	3	120
Internal Revenue Service (“IRS”)	1	3
U.S. Coast Guard (“USCG”)	—	147
Immigration and Customs Enforcement (“ICE”)	—	71
Federal Emergency Management Agency (“FEMA”)	—	19
	$1,122	$2,310

As of March 31, 2024 and December 31, 2023, the balance in Accounts receivable related to tenant construction projects and the associated project management income was $7.7 million and $9.6 million, respectively.

The duration of the majority of tenant construction project reimbursement arrangements is less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects on-going as of March 31, 2024 with a duration of greater than one year.

During each of the three months ended March 31, 2024 and 2023, we recognized $0.1 million in parking garage income. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied. As of both March 31, 2024 and December 31, 2023, the balance in Accounts receivable related to parking garage income was less than $0.1 million.

There were no contract assets or liabilities as of March 31, 2024 or December 31, 2023.

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

As stated in Note 1 above, we lease commercial space to the U.S. Government or non-governmental tenants. At March 31, 2024, the U.S. Government accounted for approximately 97.4% of our total annualized lease income, state and local government tenants accounted for approximately 1.1% of our annualized lease income and non-governmental tenants accounted for the remaining approximately 1.5%.

Eighteen of our 90 wholly-owned and unconsolidated operating properties are located in California, accounting for approximately 15.6% of our total leased square feet and approximately 20.2% of our total annualized lease income as of March 31, 2024. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

14. Related Parties

We have reimbursement arrangements with entities controlled by our former Chairman, who was appointed Chief Executive Officer effective January 1, 2024, and Vice Chairman, which provide for reimbursement of costs paid on our behalf, or those we pay on their behalf. During each of the three months ended March 31, 2024 and 2023, we were responsible for reimbursing costs of $0.1 million and received reimbursement for costs of less than $0.1 million.

We provide asset management services to properties owned by the JV. For the three months ended March 31, 2024 and 2023, we recognized Asset management income of $0.6 million and $0.5 million, respectively, and reimbursement for certain costs that we paid on their behalf of $0.4 million and $0.2 million, respectively.

As of March 31, 2024, Accounts receivable from related parties was $0.2 million. As of March 31, 2024, there were no Accounts payable, accrued expenses and other liabilities owed to related parties.

15. Subsequent Events

For our consolidated financial statements as of March 31, 2024, we evaluated subsequent events and noted the following significant events.

On April 1, 2024, we used $8.4 million of available cash to extinguish the mortgage note obligation on VA – Golden.

On April 4, 2024, we acquired land to develop a 50,777 square foot Federal courthouse in Flagstaff, Arizona. The courthouse will be primarily leased to the GSA for beneficial use of the Judiciary of the U.S. Government (“JUD”) over a 20 year non-cancelable term.

On April 12, 2024, we acquired a 129,046 leased square foot U.S. Immigration and Customs Enforcement (“ICE”) facility near Dallas, Texas. The building was renovated to suit in 2020. The facility is primarily leased to the GSA for beneficial use of ICE and has lease expirations ranging from 2032 to 2040.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•
the factors included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and the factors included under the heading “Risk Factors” in our other public filings;
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

For a further discussion of these and other factors that could affect us and the statements contained herein, see the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as may be supplemented or amended from time to time.

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

We focus primarily on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We may also consider other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of March 31, 2024, we wholly owned 81 operating properties and nine operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 8.9 million leased square feet (8.4 million pro rata), including 88 operating properties that were leased primarily to U.S. Government tenant agencies, one operating property entirely leased to tenant agencies of a U.S. state government and one operating property that was entirely leased to a private tenant. As of March 31, 2024, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned one property under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the operating partnership and owned approximately 95.0% of the aggregate limited partnership interests in the operating partnership, which we refer to herein as common units, as of March 31, 2024. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

2024 Activity

Acquisitions

On April 4, 2024, we acquired land to develop a 50,777 square foot Federal courthouse in Flagstaff, Arizona. The courthouse will be primarily leased to the GSA for beneficial use of the Judiciary of the U.S. Government (“JUD”) over a 20 year non-cancelable term.

On April 12, 2024, we acquired a 129,046 leased square foot U.S. Immigration and Customs Enforcement (“ICE”) facility near Dallas, Texas. The building was renovated to suit in 2020. The facility is primarily leased to the GSA for beneficial use of ICE and has lease expirations ranging from 2032 to 2040.

Operating Properties

As of March 31, 2024, our operating properties were 97% leased with a weighted average annualized lease income per leased square foot of $35.99 ($35.66 pro rata) and a weighted average age of approximately 14.8 years based on the date the property was built or renovated-to-suit, where applicable. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at March 31, 2024, and it includes properties held by the JV:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,812,723	5.4%	$51.32
USCIS - Kansas City (3)	Lee's Summit, MO	O/W	2024 - 2042	416,399	10,343,455	3.3%	24.84
JSC - Suffolk	Suffolk, VA	O	2028	403,737	8,427,298	2.7%	20.87
Various GSA - Chicago	Des Plaines, IL	O	2026	188,768	7,765,015	2.4%	41.14
IRS - Fresno	Fresno, CA	O	2033	180,481	6,967,590	2.2%	38.61
FBI - Salt Lake	Salt Lake City, UT	O	2032	169,542	6,897,319	2.2%	40.68
Various GSA - Portland (4)	Portland, OR	O	2024 - 2039	205,478	6,893,310	2.2%	33.55
Various GSA - Buffalo (5)	Buffalo, NY	O	2025 - 2039	273,678	6,816,136	2.1%	24.91
VA - San Jose	San Jose, CA	OC	2038	90,085	5,809,456	1.8%	64.49
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,732,732	1.8%	33.80
FBI - Tampa	Tampa, FL	O	2040	138,000	5,313,546	1.7%	38.50
FBI - San Antonio	San Antonio, TX	O	2025	148,584	5,207,961	1.6%	35.05
PTO - Arlington	Arlington, VA	O	2035	190,546	4,914,173	1.5%	25.79
FDA - Alameda	Alameda, CA	L	2039	69,624	4,898,064	1.5%	70.35
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,650,064	1.5%	22.10
FBI / DEA - El Paso	El Paso, TX	O/W	2028	203,683	4,637,075	1.5%	22.77
FBI - Omaha	Omaha, NE	O	2024	112,196	4,435,692	1.4%	39.54
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,367,718	1.4%	23.93
DOT - Lakewood	Lakewood, CO	O	2039	122,225	4,287,654	1.3%	35.08
FDA - Lenexa	Lenexa, KS	L	2040	59,690	4,254,685	1.3%	71.28
VA - South Bend	Mishakawa, IN	OC	2032	86,363	4,104,501	1.3%	47.53
FBI - Pittsburgh	Pittsburgh, PA	O	2027	100,054	4,037,239	1.3%	40.35
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,937,828	1.2%	28.60
FBI - New Orleans	New Orleans, LA	O	2029	137,679	3,918,628	1.2%	28.46
VA - Mobile	Mobile, AL	OC	2033	79,212	3,908,603	1.2%	49.34
FBI - Birmingham	Birmingham, AL	O	2042	96,278	3,610,167	1.1%	37.50
FBI - Knoxville	Knoxville, TN	O	2025	99,130	3,607,448	1.1%	36.39
EPA - Kansas City	Kansas City, KS	L	2043	55,833	3,518,326	1.1%	63.02
ICE - Charleston	North Charleston, SC	O	2027	65,124	3,362,481	1.1%	51.63
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,340,671	1.0%	33.84
FBI - Richmond	Richmond, VA	O	2041	96,607	3,336,888	1.0%	34.54
VA - Chico	Chico, CA	OC	2034	51,647	3,324,138	1.0%	64.36
JUD - Del Rio	Del Rio, TX	C/O	2041	89,880	3,291,972	1.0%	36.63

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
DEA - Sterling	Sterling, VA	L	2038	57,692	3,222,789	1.0%	55.86
FBI - Little Rock	Little Rock, AR	O	2041	102,377	3,217,259	1.0%	31.43
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,212,163	1.0%	48.07
FBI - Albany	Albany, NY	O	2036	69,476	3,209,365	1.0%	46.19
USFS I - Albuquerque	Albuquerque, NM	O	2026	92,455	3,194,573	1.0%	34.55
DEA - Vista	Vista, CA	L	2035	52,293	3,130,468	1.0%	59.86
VA - Orange	Orange, CT	OC	2034	56,330	2,991,992	0.9%	53.12
VA - Indianapolis	Brownsburg, IN	OC	2041	80,000	2,954,619	0.9%	36.93
ICE - Albuquerque	Albuquerque, NM	O	2027	71,100	2,841,468	0.9%	39.96
SSA - Charleston	Charleston, WV	O	2029	110,000	2,806,152	0.9%	25.51
FBI - Mobile	Mobile, AL	O	2029	76,112	2,802,776	0.9%	36.82
JUD - El Centro	El Centro, CA	C/O	2034	43,345	2,800,986	0.9%	64.62
DEA - Dallas Lab	Dallas, TX	L	2038	49,723	2,786,394	0.9%	56.04
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,774,284	0.9%	65.31
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,746,542	0.9%	53.88
NARA - Broomfield	Broomfield, CO	O/W	2032	161,730	2,679,193	0.8%	16.57
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,620,237	0.8%	31.31
USAO - Louisville	Louisville, KY	O	2031	60,000	2,550,159	0.8%	42.50
JUD - Charleston	Charleston, SC	C/O	2040	52,339	2,522,971	0.8%	48.20
JUD - Jackson	Jackson, TN	C/O	2043	75,043	2,386,456	0.7%	31.80
DEA - Dallas	Dallas, TX	O	2041	71,827	2,270,184	0.7%	31.61
CBP - Savannah	Savannah, GA	L	2033	35,000	2,267,962	0.7%	64.80
Various GSA - Cleveland (6)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,237,124	0.7%	36.44
NWS - Kansas City	Kansas City, MO	O	2033	94,378	2,151,911	0.7%	22.80
DHS - Atlanta (7)	Atlanta, GA	O	2031 - 2038	91,185	2,138,276	0.7%	23.45
NPS - Omaha	Omaha, NE	O	2029	62,772	2,084,215	0.7%	33.20
DEA - Santa Ana	Santa Ana, CA	O	2029	39,905	1,999,280	0.6%	50.10
DEA - North Highlands	Sacramento, CA	O	2033	37,975	1,914,312	0.6%	50.41
GSA - Clarksburg	Clarksburg, WV	O	2039	70,495	1,880,219	0.6%	26.67
VA - Golden	Golden, CO	O/W	2026	56,753	1,772,202	0.6%	31.23
JUD - Newport News	Newport News, VA	C/O	2033	35,005	1,670,583	0.5%	47.72
USCG - Martinsburg	Martinsburg, WV	O	2027	59,547	1,619,785	0.5%	27.20
JUD - Aberdeen	Aberdeen, MS	C/O	2025	46,979	1,562,188	0.5%	33.25
VA - Charleston (8)	North Charleston, SC	W	2024 / 2040	102,718	1,553,988	0.5%	15.13
DEA - Albany	Albany, NY	O	2041	31,976	1,405,541	0.4%	43.96
USAO - Springfield	Springfield, IL	O	2038	43,600	1,381,505	0.4%	31.69

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
DEA - Riverside	Riverside, CA	O	2032	34,354	1,318,815	0.4%	38.39
JUD - Council Bluffs	Council Bluffs, IA	C/O	2041	28,900	1,288,308	0.4%	44.58
DEA - Birmingham	Birmingham, AL	O	2038	35,616	1,251,695	0.4%	35.14
SSA - Dallas	Dallas, TX	O	2035	27,200	1,061,702	0.3%	39.03
JUD - South Bend	South Bend, IN	C/O	2027	30,119	801,615	0.3%	26.61
ICE - Louisville	Louisville, KY	O	2036	17,420	654,219	0.2%	37.56
DEA - San Diego	San Diego, CA	W	2032	16,100	556,881	0.2%	34.59
DEA - Bakersfield	Bakersfield, CA	O	2038	9,800	487,590	0.2%	49.75
SSA - San Diego	San Diego, CA	O	2032	10,059	448,019	0.1%	44.54
ICE - Otay	San Diego, CA	O	2027	7,434	259,066	0.1%	34.85
Subtotal				7,669,454	$272,218,587	85.4%	$35.49

Wholly Owned State and Local Government Property
CA - Anaheim	Anaheim, CA	O	2033 / 2034	95,273	3,364,379	1.1%	35.31
Subtotal				95,273	$3,364,379	1.1%	$35.31

Wholly Owned Privately Leased Property
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W/D	2028	70,078	412,024	0.1%	5.88
Subtotal				70,078	$412,024	0.1%	$5.88

Wholly Owned Properties Total / Weighted Average				7,834,805	$275,994,990	86.6%	$35.23

Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - Phoenix (9)	Phoenix, AZ	OC	2042	257,294	10,735,555	3.4%	41.72
VA - San Antonio (9)	San Antonio, TX	OC	2041	226,148	9,222,201	2.9%	40.78
VA - Chattanooga (9)	Chattanooga, TN	OC	2035	94,566	4,369,452	1.4%	46.21
VA - Lubbock (9) (10)	Lubbock, TX	OC	2040	120,916	4,245,688	1.3%	35.11
VA - Marietta (9)	Marietta, GA	OC	2041	76,882	3,845,846	1.2%	50.02
VA - Birmingham (9)	Irondale, AL	OC	2041	77,128	3,175,571	1.0%	41.17
VA - Corpus Christi (9)	Corpus Christi, TX	OC	2042	69,276	2,938,590	0.9%	42.42
VA - Columbus (9)	Columbus, GA	OC	2042	67,793	2,917,896	0.9%	43.04
VA - Lenexa (9)	Lenexa, KS	OC	2041	31,062	1,319,625	0.4%	42.48
Subtotal				1,021,065	$42,770,424	13.4%	$41.89

Total / Weighted Average				8,855,870	$318,765,414	100.0%	$35.99

Total / Weighted Average at Easterly's Share				8,375,969	$298,663,315		$35.66
(1)
OC=Outpatient Clinic; O=Office; C=Courthouse; L=Laboratory; W=Warehouse; D=Distribution.
(2)
The year of lease expiration does not include renewal options.
(3)
Private tenants occupy 100,081 leased square feet.
(4)
Private tenants occupy 36,610 leased square feet.
(5)
A state government tenant occupies 14,274 leased square feet.
(6)
A private tenant occupies 11,402 leased square feet.
(7)
A private tenant occupies 17,373 leased square feet.
(8)
A private tenant occupies 5,000 leased square feet.
(9)
We own 53.0% of the property through an unconsolidated joint venture.
(10)
Asset is subject to a ground lease where we are the lessee.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 19.4 years as of March 31, 2024), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place (including for wholly owned properties and properties held by the JV) as of March 31, 2024:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2024	4	152,063	1.7%	$5,408,796	1.7%	$35.57
2025	13	597,180	6.7%	19,211,401	6.0%	32.17
2026	6	483,013	5.5%	17,395,649	5.5%	36.01
2027	9	506,510	5.7%	18,782,864	5.9%	37.08
2028	11	802,397	9.1%	17,504,467	5.5%	21.82
2029	6	510,144	5.8%	16,231,288	5.1%	31.82
2030	1	1,536	0.0%	58,907	0.0%	38.35
2031	3	117,875	1.3%	4,608,435	1.4%	39.10
2032	7	531,001	6.0%	17,094,058	5.4%	32.19
2033	10	566,197	6.4%	21,690,127	6.8%	38.31
Thereafter	55	4,587,954	51.8%	180,779,422	56.7%	39.40
Total / Weighted Average	125	8,855,870	100.0%	$318,765,414	100.0%	$35.99

(1)
The year of lease expiration is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of March 31, 2024, 11 tenants occupying approximately 7.1% of our leased square feet and contributing approximately 6.9% of our annualized lease income have exercisable rights to terminate their lease before the stated term of their respective lease expires.

Information about our development property as of March 31, 2024 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L	20-year	162,000
(1)
L=Laboratory.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2024 and 2023

The financial information presented below summarizes our results of operations for the three months ended March 31, 2024 and 2023 (amounts in thousands).

	For the three months ended March 31,
	2024	2023	Change
Revenues
Rental income	$70,746	$68,148	$2,598
Tenant reimbursements	1,017	2,075	(1,058)
Asset management income	550	517	33
Other income	487	480	7
Total revenues	72,800	71,220	1,580
Expenses
Property operating	16,592	17,888	(1,296)
Real estate taxes	8,229	7,468	761
Depreciation and amortization	23,800	23,081	719
Acquisition costs	419	461	(42)
Corporate general and administrative	6,455	7,295	(840)
Total expenses	55,495	56,193	(698)
Other income (expense)
Income from unconsolidated real estate venture	1,415	1,402	13
Interest expense, net	(13,836)	(12,015)	(1,821)
Net income	$4,884	$4,414	$470

Revenues

Total revenues increased $1.6 million to $72.8 million for the three months ended March 31, 2024 compared to $71.2 million for the three months ended March 31, 2023.

The $2.6 million increase in Rental income is primarily attributable to the three operating properties acquired since March 31, 2023.

The $1.1 million decrease in Tenant reimbursements is primarily attributable to a decrease in tenant project reimbursements.

The less than $0.1 million increase in Asset management income is primarily attributable to the fee earned by us for asset management of the JV from the one property acquired since March 31, 2023.

The less than $0.1 million increase in Other income is primarily attributable to an increase in interest income offset by a decrease in project overhead income from our tenant reimbursable projects.

Expenses

Total expenses decreased $0.7 million to $55.5 million for the three months ended March 31, 2024 compared to $56.2 million for the three months ended March 31, 2023.

The $1.3 million decrease in Property operating expenses is primarily attributable to a decrease in tenant reimbursable projects.

The $0.8 million increase in Real estate taxes is primarily attributable to the three operating properties acquired since March 31, 2023 as well as an increase in real estate taxes across our portfolio.

The $0.7 million increase in Depreciation and amortization is primarily attributable to the three operating properties acquired since March 31, 2023.

The $0.8 million decrease in Corporate general and administrative is primarily due to a decrease in employee services and amortization on stock-based compensation.

Income from unconsolidated real estate venture

The less than $0.1 million increase in Income from unconsolidated real estate venture is primarily attributable to our pro rata share of operations from the one operating property acquired by the JV since March 31, 2023.

Interest expense, net

The $1.8 million increase in Interest expense, net is primarily attributable to higher weighted average borrowings and interest rates on our swapped term loans.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, development activities at FDA – Atlanta, planned and possible acquisitions of properties, including the one remaining property in the portfolio of ten properties anticipated to be acquired through the JV (the “VA Portfolio”), stockholder distributions to maintain our qualification as a REIT, potential repurchases of common stock under our share repurchase program and other capital obligations associated with conducting our business. At March 31, 2024, we had approximately $56.1 million available in cash and cash equivalents and there was approximately $305.4 million available under our revolving credit facility.

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

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•
development and redevelopment activities, including major redevelopment, renovation or expansion programs at FDA - Atlanta and other individual properties;
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

As of March 31, 2024, we had forward sales transactions outstanding under the 2019 ATM Program for the sale of 589,647 shares of our common stock that had not yet been settled.

On April 10, 2024, we settled the 589,647 shares under our 2019 ATM Program and received $7.9 million of net proceeds. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the three months ended March 31, 2024.

As of March 31, 2024, we had approximately $300.0 million of gross sales of our common stock available under the 2021 ATM Program and $79.3 million of gross sales of common stock available under the 2019 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the three months ended March 31, 2024.

Debt

Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of March 31, 2024 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2024	Rate (1)	Maturity
Revolving credit facility:
Revolving credit facility (2)	$144,500	S + 134 bps	July 2025 (3)
Total revolving credit facility	144,500

Term loan facilities:
2016 term loan facility	100,000	5.05% (4)	January 2025
2018 term loan facility	200,000	5.38% (5)	July 2026
Total term loan facilities	300,000
Less: Total unamortized deferred financing fees	(1,083)
Total term loan facilities, net	298,917

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
Total notes payable	700,000
Less: Total unamortized deferred financing fees	(3,345)
Total notes payable, net	696,655

Mortgage notes payable:
VA – Golden	8,395	5.00% (6)	April 2024(7)
USFS II – Albuquerque	11,122	4.46% (6)	July 2026
ICE – Charleston	11,627	4.21% (6)	January 2027
VA – Loma Linda	127,500	3.59% (6)	July 2027
CBP – Savannah	9,335	3.40% (6)	July 2033
USCIS – Kansas City	51,500	3.68% (6)	August 2024
Total mortgage notes payable	219,479
Less: Total unamortized deferred financing fees	(830)
Less: Total unamortized premium/discount	267
Total mortgage notes payable, net	218,916

Total debt	$1,358,988
(1)
At March 31, 2024, the USD SOFR with a five day lookback (“S”) was 5.31%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $450.0 million senior unsecured revolving credit facility (our “revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (our “2016 term loan facility”) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.
(2)
Our revolving credit facility had available capacity of $305.4 million at March 31, 2024 with an accordion feature that permits us to request additional lender commitments for up to $250.0 million of additional capacity, subject to the satisfaction of customary terms and conditions.
(3)
Our revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.

(4)
Our 2016 term loan facility is subject to one interest rate swap with an effective date of September 29, 2023 and a notional value of $100.0 million, which effectively fixes the interest rate at 5.05% annually, based on our consolidated leverage ratio, as defined in our 2016 term loan facility agreement.
(5)
Our 2018 term loan facility is subject to two interest rate swaps with an effective date of June 23, 2023 and an aggregate notional value of $200.0 million, which effectively fixes the interest rate at 5.38% annually, based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
(6)
Effective interest rates are as follows: VA – Golden 5.03%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%, USCIS – Kansas City 2.05%.
(7)
On April 1, 2024, we used $8.4 million of available cash to extinguish the mortgage obligation on VA – Golden.

On January 2, 2024, the margin spreads under the second amended senior unsecured credit agreement that governs our revolving credit facility were reduced by 1 basis point as a result of achieving our sustainability metric percentage.

On January 23, 2024, we entered into the seventh amendment to the senior unsecured term loan agreement, dated as of September 29, 2016, that governs our 2016 term loan facility to extend the maturity date of our 2016 term loan facility from March 29, 2024 to January 30, 2025.

On April 1, 2024, we used $8.4 million of available cash to extinguish the mortgage note obligation on VA – Golden.

Our revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2024, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of March 31, 2024 (dollar amounts in thousands):

Debt Capital Structure	March 31, 2024
Total principal outstanding	$1,363,979
Weighted average maturity	4.3 years
Weighted average interest rate	4.3%
% Variable debt	10.6%
% Fixed debt (1)	89.4%
% Secured debt	16.0%
(1)
Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Material Cash Commitments

During the three months ended March 31, 2024, there were no material changes to the cash commitment information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of March 31, 2024, we had invested $282.9 million in the JV. As of March 31, 2024, we had committed capital, net of return of over committed capital, to the JV totaling $292.8 million and had a remaining capital commitment of $46.6 million. None of the properties owned by the JV are encumbered by mortgage indebtedness.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2024	April 25, 2024	May 9, 2024	May 21, 2024	0.265
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

Cash Flows

The following table sets forth a summary of cash flows for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	For the three months ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$23,891	$21,625
Investing activities	(24,903)	(10,576)
Financing activities	35,175	(7,850)

Operating Activities

We generated $23.9 million and $21.6 million of cash from operating activities during the three months ended March 31, 2024 and 2023, respectively. Net cash provided by operating activities for the three months ended March 31, 2024 includes $26.0 million in net cash from rental activities net of expenses, $3.1 million related to distributions from investment in unconsolidated real estate venture, offset by $5.2 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the three months ended March 31, 2023 includes $25.6 million in net cash from rental activities net of expenses, $2.2 million related to distributions from investment in unconsolidated real estate venture, offset by $6.1 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities.

Investing Activities

We used $24.9 million and $10.6 million in cash for investing activities during the three months ended March 31, 2024 and 2023, respectively. Net cash used in investing activities for the three months ended March 31, 2024 includes $12.9 million in additions to development properties, $7.9 million in additions to operating properties, $3.4 million in investment in loan receivable and $0.6 million in real estate acquisitions and deposits. Net cash used in investing activities for the three months ended March 31, 2023 includes $7.8 million in additions to operating properties and $2.9 million in additions to development properties, offset by $0.1 million in real estate acquisitions and deposits.

Financing Activities

We generated $35.2 million and used $7.9 million in cash from financing activities during the three months ended March 31, 2024 and 2023, respectively. Net cash generated in financing activities for the three months ended March 31, 2024 includes $65.5 million in net draws under our revolving credit facility, offset by $28.7 million in dividend payments, $1.1 million in mortgage notes payable repayment, $0.4 million in deferred financing costs and $0.2 million in the payment of offering costs. Net cash used by financing activities for the three months ended March 31, 2023 includes $27.5 million in dividend payments, $16.7 million in mortgage notes payable repayment, $16.0 million in net pay downs under our revolving credit facility and $0.1 million in the payment of offering costs, offset by $52.4 million in gross proceeds from issuance of shares of our common stock.

Non-GAAP Financial Measures

We use and present Funds From Operations (“FFO”) and Core FFO as supplemental measures of our performance. The summary below describes our use of FFO and Core FFO and provides information regarding why we believe these measures are meaningful supplemental measures of our performance and reconciles these measures from net income, presented in accordance with GAAP.

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

The following table sets forth a reconciliation of our net income to FFO and Core FFO for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	For the three months ended March 31,
	2024	2023
Net income	$4,884	$4,414
Depreciation of real estate assets	23,549	22,831
Unconsolidated real estate venture allocated share of above adjustments	2,002	1,875
FFO	30,435	29,120
Adjustments to FFO:
Loss on extinguishment of debt	—	14
Natural disaster event expense, net of recovery	53	100
Depreciation of non-real estate assets	251	250
Unconsolidated real estate venture allocated share of above adjustments	17	16
Core FFO	30,756	29,500

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

Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our significant accounting policies, which utilize relevant critical accounting estimates. During the three months ended March 31, 2024, there were no material changes to the discussion of our significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of March 31, 2024, $1.2 billion, or 89.4% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $144.5 million, or 10.6%, had variable interest rates based on SOFR. If market rates of interest on our variable rate debt fluctuate by 25 basis points, our interest expense would increase or decrease, depending on rate movement, by $0.4 million annually.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us.

Item 1A. Risk Factors

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: April 30, 2024	/s/ Darrell W. Crate
Darrell W. Crate
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2024	/s/ Allison E. Marino
Allison E. Marino
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)