Form 10-Q
period 2024-06-30
Easterly Government Properties, Inc.
filed 2024-07-31
CIK 1622194

$

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 23, 2024, the registrant had 103,034,602 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	June 30, 2024	December 31, 2023
Assets
Real estate properties, net	$2,417,749	$2,319,143
Cash and cash equivalents	14,814	9,381
Restricted cash	12,425	12,558
Tenant accounts receivable	71,273	66,274
Investment in unconsolidated real estate venture	280,085	284,544
Intangible assets, net	147,510	148,453
Interest rate swaps	2,465	1,994
Prepaid expenses and other assets	49,717	37,405
Total assets	$2,996,038	$2,879,752

Liabilities
Revolving credit facility	72,500	79,000
Term loan facilities, net	274,181	299,108
Notes payable, net	844,939	696,532
Mortgage notes payable, net	209,283	220,195
Intangible liabilities, net	10,826	12,480
Deferred revenue	105,671	82,712
Accounts payable, accrued expenses and other liabilities	106,164	80,209
Total liabilities	1,623,564	1,470,236

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 103,034,602 and 100,973,247 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,030	1,010
Additional paid-in capital	1,810,678	1,783,338
Retained earnings	121,538	112,301
Cumulative dividends	(630,738)	(576,319)
Accumulated other comprehensive income	2,344	1,871
Total stockholders’ equity	1,304,852	1,322,201
Non-controlling interest in Operating Partnership	67,622	87,315
Total equity	1,372,474	1,409,516
Total liabilities and equity	$2,996,038	$2,879,752

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues
Rental income	$72,183	$67,758	$142,929	$135,906
Tenant reimbursements	2,814	2,500	3,831	4,575
Asset management income	551	517	1,101	1,034
Other income	673	598	1,160	1,078
Total revenues	76,221	71,373	149,021	142,593
Expenses
Property operating	18,118	17,629	34,710	35,517
Real estate taxes	7,843	7,619	16,072	15,087
Depreciation and amortization	24,086	22,619	47,886	45,700
Acquisition costs	408	444	827	905
Corporate general and administrative	7,128	7,024	13,583	14,319
Total expenses	57,583	55,335	113,078	111,528
Other income (expense)
Income from unconsolidated real estate venture	1,377	1,418	2,792	2,820
Interest expense, net	(15,165)	(11,678)	(29,001)	(23,693)
Net income	4,850	5,778	9,734	10,192
Non-controlling interest in Operating Partnership	(239)	(675)	(497)	(1,198)
Net income available to Easterly Government Properties, Inc.	$4,611	$5,103	$9,237	$8,994
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.04	$0.05	$0.09	$0.09
Diluted	$0.04	$0.05	$0.09	$0.09
Weighted-average common shares outstanding
Basic	102,913,974	93,358,851	102,453,558	92,235,346
Diluted	103,200,622	93,641,382	102,729,699	92,508,651
Dividends declared per common share	0.265	$0.265	$0.530	$0.530

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net income	$4,850	$5,778	$9,734	$10,192
Other comprehensive gain (loss):
Unrealized gain (loss) on interest rate swaps, net	(431)	3,107	471	1,094
Other comprehensive gain (loss)	(431)	3,107	471	1,094
Comprehensive income	4,419	8,885	10,205	11,286
Non-controlling interest in Operating Partnership	(239)	(675)	(497)	(1,198)
Other comprehensive (gain) loss attributable to non-controlling interest	22	(362)	2	(122)
Comprehensive income attributable to Easterly Government Properties, Inc.	$4,202	$7,848	$9,710	$9,966

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$9,734	$10,192
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	47,886	45,700
Straight line rent	(1,774)	(1,365)
Income from unconsolidated real estate venture	(2,792)	(2,820)
Amortization of above- / below-market leases	(1,074)	(1,376)
Amortization of unearned revenue	(3,363)	(3,106)
Amortization of loan premium / discount	(552)	(543)
Amortization of deferred financing costs	1,505	1,031
Amortization of lease inducements	516	431
Distributions from investment in unconsolidated real estate venture	7,251	5,870
Non-cash compensation	2,389	2,967
Provision for credit losses	218	—
Net change in:
Tenant accounts receivable	(3,025)	(754)
Prepaid expenses and other assets	(2,840)	(1,598)
Deferred revenue associated with operating leases	26,156	5,730
Principal payments on operating lease obligations	(332)	(218)
Accounts payable, accrued expenses and other liabilities	1,005	(1,089)
Net cash provided by operating activities	80,908	59,052
Cash flows from investing activities
Real estate acquisitions and deposits	(58,215)	107
Additions to operating properties	(19,595)	(12,105)
Additions to development properties	(43,004)	(8,969)
Investment in loan receivable	(5,470)	—
Net cash used in investing activities	(126,284)	(20,967)
Cash flows from financing activities
Payment of deferred financing costs	(7,417)	—
Issuance of common shares	7,982	52,414
Credit facility draws	153,500	53,750
Credit facility repayments	(160,000)	(66,250)
Term loan repayments	(25,000)	—
Issuance of notes payable	150,000	—
Repayments of mortgage notes payable	(10,590)	(17,812)
Dividends and distributions paid	(57,528)	(55,619)
Payment of offering costs	(271)	(56)
Net cash provided by (used in) financing activities	50,676	(33,573)
Net increase in Cash and cash equivalents and Restricted cash	5,300	4,512
Cash and cash equivalents and Restricted cash, beginning of period	21,939	17,274
Cash and cash equivalents and Restricted cash, end of period	$27,239	$21,786

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the six months ended June 30,
	2024	2023
Cash paid for interest (net of capitalized interest of $1,590 and $665 in 2024 and 2023, respectively)	$27,637	$23,555
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$8,377	$5,404
Additions to development properties accrued, not paid	32,786	2,350
Deferred financing costs accrued, not paid	371	—
Offering costs accrued, not paid	11	10
Deferred asset acquisition costs accrued, not paid	166	18
Unrealized gain on interest rate swaps, net	471	1,094
Properties acquired for Common Units	—	219
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(18,793)	$(140)
Common stock	14	—
Additional paid-in capital	18,779	140
Total	$—	$—

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

We focus primarily on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We may also consider other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of June 30, 2024, we wholly owned 84 operating properties and nine operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 9.1 million leased square feet, including 91 operating properties that were leased primarily to U.S. Government tenant agencies, one operating property entirely leased to tenant agencies of a U.S. state government and one operating property that was entirely leased to a private tenant. As of June 30, 2024, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 95.1% of the aggregate limited partnership interests in the Operating Partnership (“common units”) as of June 30, 2024. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2024 and December 31, 2023, the consolidated results of operations for the three and six months ended June 30, 2024 and 2023, and the consolidated cash flows for the six months ended June 30, 2024 and 2023. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The new standard is effective for annual periods beginning after December 15, 2024. We do not anticipate that the adoption of ASU 2023-09 will have a material impact on our consolidated financial statements.

3. Real Estate and Intangibles

Acquisitions

During the six months ended June 30, 2024, we acquired three operating properties in asset acquisitions, ICE – Dallas, ICE – Orlando, and HSI – Orlando for an aggregate purchase price of $52.1 million. We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$13,108
Building	22,528
Acquired tenant improvements	6,568
Total real estate	42,204
Intangible assets
In-place leases	6,984
Acquired leasing commissions	2,876
Total intangible assets	9,860
Purchase price	$52,064

The intangible assets and liabilities of operating properties acquired during the six months ended June 30, 2024 have a weighted average amortization period of 13.9 years as of June 30, 2024. During the six months ended June 30, 2024, we included $1.3 million of revenues and $0.5 million of net income in our Consolidated Statements of Operations related to the operating properties acquired.

In addition to the above operating property activity, we acquired one land parcel for development, JUD – Flagstaff, during the six months ended June 30, 2024.

During the three and six months ended June 30, 2024, we incurred $0.4 million and $0.8 million of acquisition-related expenses, respectively, mainly consisting of internal costs associated with the property acquisitions.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of June 30, 2024 (amounts in thousands):

Total
Real estate properties, net
Land	$241,061
Building and improvements	2,391,836
Acquired tenant improvements	92,517
Construction in progress	120,544
Accumulated depreciation	(428,209)
Total Real estate properties, net	2,417,749
Intangible assets, net
In-place leases	287,587
Acquired leasing commissions	75,435
Above market leases	14,620
Payment in lieu of taxes	6,394
Accumulated amortization	(236,526)
Total Intangible assets, net	147,510
Intangible liabilities, net
Below market leases	(72,037)
Accumulated amortization	61,211
Total Intangible liabilities, net	(10,826)

No operating properties were disposed of during the six months ended June 30, 2024.

The following table summarizes the scheduled amortization of our acquired above- and below-market lease intangibles for each of the five succeeding years as of June 30, 2024 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2024 (1)	$549	$(1,284)
2025	1,097	(2,246)
2026	1,096	(2,008)
2027	1,096	(1,783)
2028	725	(1,238)
(1)
Represents the six months ending December 31, 2024.

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in the JV (dollars in thousands):

		As of June 30,
Joint Venture	Ownership Interest	2024
MedBase Venture	53.0%	$280,085

On October 13, 2021, we formed an unconsolidated real estate venture, which we refer to as the JV, with a global investor to fund the acquisition of a portfolio of ten properties anticipated to encompass 1,214,165 leased square feet (the “VA Portfolio”). We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement. We have joint approval rights with our JV partner on major decisions, including those regarding property operations. As such, we hold a non-controlling interest in the joint venture and account for the JV under the equity method of accounting.

No operating properties were acquired by the JV during the six months ended June 30, 2024. As of June 30, 2024, nine of the ten properties in the VA Portfolio had been acquired by the JV.

5. Debt

At June 30, 2024, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	June 30, 2024	Rate (1)	Maturity
Revolving credit facility:
2024 revolving credit facility (2)	$72,500	SOFR + 145 bps (3)	June 2028 (4)
Total revolving credit facility	72,500

Term loan facilities:
2016 term loan facility	100,000	5.63% (5)	January 2025
2018 term loan facility	175,000	5.23% (6)	July 2026
Total term loan facilities	275,000
Less: Total unamortized deferred financing fees	(819)
Total term loan facilities, net	274,181

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
Total notes payable	850,000
Less: Total unamortized deferred financing fees	(5,061)
Total notes payable, net	844,939

Mortgage notes payable:
USFS II – Albuquerque	10,635	4.46% (7)	July 2026
ICE – Charleston	11,253	4.21% (7)	January 2027
VA – Loma Linda	127,500	3.59% (7)	July 2027
CBP – Savannah	9,119	3.40% (7)	July 2033
USCIS – Kansas City	51,500	3.68% (7)	August 2024
Total mortgage notes payable	210,007
Less: Total unamortized deferred financing fees	(714)
Less: Total unamortized premium/discount	(10)
Total mortgage notes payable, net	209,283

Total debt	$1,400,903
(1)
The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.
(2)
Our $400.0 million senior unsecured 2024 revolving credit facility (the “2024 revolving credit facility”) had available capacity of $327.4 million at June 30, 2024 which includes an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
(3)
Our 2024 revolving credit facility is subject to one interest rate swap with an effective date of June 23, 2023 and a notional value of $100.0 million, of which $25.0 million is associated with our 2024 revolving credit facility, to effectively fix the interest rate at 5.46% annually. The spread over the secured overnight financing rate (“SOFR”) is based on our consolidated leverage ratio, as defined in our 2024 revolving credit facility agreement. Additionally at June 30, 2024, $34.0 million of amounts outstanding under our 2024 revolving credit facility had a floating rate of 5.33% under USD Term SOFR and the remaining $13.5 million outstanding under our 2024 revolving credit facility had a floating rate of 5.31% under USD SOFR with a five day lookback.
(4)
Our 2024 revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.

(5)
Our 2016 term loan facility (our “2016 term loan facility”) is subject to one interest rate swap with an effective date of June 23, 2023 and a notional value of $100.0 million, which effectively fixes the interest rate at 5.63% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2016 term loan facility agreement.
(6)
Our 2018 term loan facility (as amended, our “2018 term loan facility”) is subject to two interest rate swaps with an effective date of June 23 and September 29, 2023 and an aggregate notional value of $200.0 million, of which $175.0 million is associated with our 2018 term loan facility, to effectively fix the interest rate at 5.23% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
(7)
Effective interest rates are as follows: USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%, USCIS – Kansas City 2.05%.

As of June 30, 2024, the net carrying value of real estate collateralizing our mortgages payable totaled $309.7 million. See Note 7 for the fair value of our debt instruments.

On April 1, 2024, we used $8.4 million of available cash to extinguish the mortgage note obligation on VA – Golden.

2024 Senior Note Agreement

On May 29, 2024, we entered into a master note purchase agreement pursuant to which the Operating Partnership will issue and sell an aggregate of up to $200 million of fixed rate, senior unsecured notes (“Senior Notes”) consisting of (i) 6.56% Series A Senior Notes due May 29, 2033 (“Series A Senior Notes”), in an aggregate principal amount of $150.0 million, and (ii) 6.56% Series B Senior Notes due August 14, 2033 (“Series B Senior Notes”), in an aggregate principal amount of $50.0 million. The Series A Senior Notes were issued on May 29, 2024 and the Series B Senior Notes are expected to be issued on or around August 14, 2024, subject to customary closing conditions. We, together with various subsidiaries of the Operating Partnership, have guaranteed the Series A Senior Notes (and will guarantee the Series B Senior Notes, once issued).

2024 Revolving Credit Facility

On June 3, 2024, we entered into a credit agreement (the “2024 Credit Agreement”) that provides for a $400.0 million senior unsecured revolving credit facility which includes an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions. The 2024 revolving credit facility has an initial four-year term and will mature in June 2028, with two six-month as-of-right extension options, subject to certain conditions and the payment of an extension fee.

Borrowings under the 2024 revolving credit facility will, at the Operating Partnership's option, bear interest at floating rates equal to either (i) a fluctuating rate equal to the sum of (a) the highest of (x) Citibank, N.A.'s base rate, (y) the federal funds effective rate plus 0.50% and (z) the one-month adjusted term SOFR plus 1.00%, plus, in each case, (b) a margin ranging from 0.20% to 0.80% based on our leverage ratio, (ii) the daily simple SOFR plus a credit spread adjustment of 0.10% (the “Adjusted DSS”), or (iii) the term SOFR, plus a credit spread adjustment of 0.10% (the “Term SOFR”), plus, in the case of borrowings bearing interest at Adjusted DSS or Term SOFR, a margin ranging from 1.20% to 1.80% based on our leverage ratio.

2021 Revolving Credit Facility

We are also party to the second amended and restated credit agreement, dated July 23, 2021, as amended by the first amendment, dated as of July 22, 2022, the second amendment, dated as of November 23, 2022, and the third amendment, dated as of May 30, 2023 (as amended, restated, or otherwise modified from time to time, the “2021 Credit Facility”), which provides for (i) a $450.0 million senior unsecured revolving credit facility (the “2021 revolving credit facility”) and (ii) our 2018 term loan facility.

Effective on June 3, 2024 upon the entry into the 2024 Credit Agreement and the prepayment of all amounts outstanding under the 2021 revolving credit facility, the component of the 2021 Credit Facility providing for the 2021 revolving credit facility, including all unused commitments, was terminated. Other than the foregoing, the terms of the 2021 Credit Facility remain unchanged and our 2018 term loan facility remains outstanding. We recognized an aggregate $0.3 million loss on debt extinguishment during the three months ended June 30, 2024 which is included in interest expense, net on our Consolidated Statement of Operations.

Term Loan Facilities

On January 23, 2024, we entered into the seventh amendment to the senior unsecured term loan agreement, dated as of September 29, 2016, that governs our 2016 term loan facility to extend the maturity date of our 2016 term loan facility from March 29, 2024 to January 30, 2025.

On June 3, 2024, we repaid $25.0 million of amounts outstanding under our 2018 term loan facility using available cash derived from the issuance of Series A Senior Notes.

On July 8, 2024, we used $0.5 million of available cash to pay down a portion of our 2018 term loan facility.

On July 15, 2024, we amended the credit agreements governing our 2016 and 2018 term loan facilities to conform certain definitions related to leverage covenants to the provisions of the 2024 Credit Agreement.

Financial Covenant Considerations

As of June 30, 2024, we were in compliance with all financial and other covenants related to our debt.

6. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of June 30, 2024. We entered into these interest rate swap derivatives to reduce our exposure to the variability in future cash flows attributable to changes in our floating rate debt (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	4.01%	USD-SOFR with -5 Day Lookback	June 23, 2023	March 23, 2025	$770
$100,000	4.18%	USD-SOFR with -5 Day Lookback	June 23, 2023	December 23, 2024	$488
$100,000	3.70%	USD-SOFR with -5 Day Lookback	September 29, 2023	June 29, 2025	$1,207

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet (amounts in thousands):

Balance Sheet Line Item	As of June 30, 2024
Interest rate swaps	$2,465

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on our variable rate debt.

We estimate that $4.4 million will be reclassified from AOCI as a decrease to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Unrealized gain recognized in AOCI	$597	$4,842	$2,529	$4,336
Gain reclassified from AOCI into interest expense	1,028	1,735	2,058	3,242

Credit-Risk-Related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on such indebtedness. As of June 30, 2024, we were not in a net liability position with any derivative counterparty. As of June 30, 2024, we were in compliance with these agreements and had not posted any collateral related to these agreements.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of June 30, 2024 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The table below presents our assets measured at fair value on a recurring basis as of June 30, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of June 30, 2024
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps	$—	$2,465	$—

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

Financial assets and liabilities not measured at fair value

As of June 30, 2024, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	As of June 30, 2024
Financial liabilities	Carrying Amount (1)	Fair Value (2)

2024 revolving credit facility	$72,500	$72,500
2016 term loan facility	$100,000	$100,000
2018 term loan facility	$175,000	$175,000
Notes payable	$850,000	$764,001
Mortgages payable	$210,007	$196,983
(1)
The carrying amount consists of principal only.
(2)
We deem the fair value measurement of the financial liability instrument a Level 3 measurement.

8. Equity Incentive Plan

The following is a summary of our stock-based compensation expense for the three and six months ended June 30, 2024 and 2023, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense	$1,160	$1,299	$2,389	$2,967

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

On May 17, 2024, at our 2024 annual meeting of stockholders, the stockholders approved the Easterly Government Properties, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan replaced the 2015 Plan and no further awards will be granted under the 2015 Plan. The maximum number of shares of common stock reserved for issuance under the 2024 Plan is 3,600,000.

On June 14, 2024, in connection with our 2024 annual meeting of stockholders, we issued an aggregate of 35,623 shares of restricted stock and 13,601 LTIP units to our non-employee directors pursuant to the 2024 Plan. The LTIP units grants will vest upon the earlier of the anniversary of the date of the grant or the next annual stockholder meeting, so long as the grantee remains a director on such date.

Pursuant to the 2024 Plan, the significant assumptions used to value the service-based LTIP units using a Monte Carlo Simulation (risk -neutral approach) include expected volatility (27.0%), dividend yield (7.8%), risk-free interest rate (5.2%) and expected life (0.9 years).

9. Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended June 30, 2024 and 2023 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended June 30, 2024
Balance at March 31, 2024	102,354,702	$1,024	$1,801,304	$116,927	$(603,443)	$2,753	$69,281	$1,387,846
Stock based compensation	—	—	77	—	—	—	1,083	1,160
Dividends and distributions paid ($0.265 per share)	—	—	—	—	(27,295)	—	(1,548)	(28,843)
Grant of unvested restricted stock	35,623	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	54,630	—	705	—	—	—	(705)	—
Issuance of common stock, net	589,647	6	7,886	—	—	—	—	7,892
Unrealized loss on interest rate swaps	—	—	—	—	—	(409)	(22)	(431)
Net income	—	—	—	4,611	—	—	239	4,850
Allocation of non-controlling interest in Operating Partnership	—	—	706	—	—	—	(706)	—
Balance at June 30, 2024	103,034,602	$1,030	$1,810,678	$121,538	$(630,738)	$2,344	$67,622	$1,372,474
Three months ended June 30, 2023
Balance at March 31, 2023	93,389,906	$934	$1,672,467	$97,388	$(500,051)	$1,773	$167,528	$1,440,039
Stock based compensation	—	—	148	—	—	—	1,151	1,299
Dividends and distributions paid ($0.265 per share)	—	—	—	—	(24,755)	—	(3,401)	(28,156)
Grant of unvested restricted stock	25,800	—	—	—	—	—	—	—
Unrealized gain on interest rate swaps, net	—	—	—	—	—	2,745	362	3,107
Net income	—	—	—	5,103	—	—	675	5,778
Allocation of non-controlling interest in Operating Partnership	—	—	784	—	—	—	(784)	—
Balance at June 30, 2023	93,415,706	$934	$1,673,399	$102,491	$(524,806)	$4,518	$165,531	$1,422,067

The following table summarizes the changes in our stockholders' equity for the six months ended June 30, 2024 and 2023 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Six months ended June 30, 2024
Balance at December 31, 2023	100,973,247	$1,010	$1,783,338	$112,301	$(576,319)	$1,871	$87,315	$1,409,516
Stock based compensation	—	—	200	—	—	—	2,189	2,389
Dividends and distributions paid ($0.53 per share)	—	—	—	—	(54,419)	—	(3,109)	(57,528)
Grant of unvested restricted stock	35,623	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	1,436,085	14	18,779	—	—	—	(18,793)	—
Issuance of common stock, net	589,647	6	7,886	—	—	—	—	7,892
Contribution of property for common units	—	—	—	—	—	—	—	—
Unrealized gain (loss) on interest rate swaps	—	—	—	—	—	473	(2)	471
Net income	—	—	—	9,237	—	—	497	9,734
Allocation of non-controlling interest in Operating Partnership	—	—	475	—	—	—	(475)	—
Balance at June 30, 2024	103,034,602	$1,030	$1,810,678	$121,538	$(630,738)	$2,344	$67,622	$1,372,474
Six months ended June 30, 2023
Balance at December 31, 2022	90,814,021	$908	$1,622,913	$93,497	$(475,983)	$3,546	$166,101	$1,410,982
Stock based compensation	—	—	293	—	—	—	2,674	2,967
Dividends and distributions paid ($0.53 per share)	—	—	—	—	(48,823)	—	(6,796)	(55,619)
Grant of unvested restricted stock	32,486	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	10,199	—	140	—	—	—	(140)	—
Issuance of common stock, net	2,559,000	26	52,206	—	—	—	—	52,232
Contribution of property for common units	—	—	—	—	—	—	219	219
Unrealized gain on interest rate swaps, net	—	—	—	—	—	972	122	1,094
Net income	—	—	—	8,994	—	—	1,198	10,192
Allocation of non-controlling interest in Operating Partnership	—	—	(2,153)	—	—	—	2,153	—
Balance at June 30, 2023	93,415,706	$934	$1,673,399	$102,491	$(524,806)	$4,518	$165,531	$1,422,067

A summary of dividends declared by our board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2024	April 25, 2024	May 9, 2024	May 21, 2024	0.265
Q2 2024	July 17, 2024	August 1, 2024	August 13, 2024	0.265

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

The following table sets forth certain information with respect to issuances under the 2019 ATM Program during the six months ended June 30, 2024 (amounts in thousands except share amounts):

	2019 ATM Program
For the three months ended	Number of Shares Issued (1)	Net Proceeds (1)
March 31, 2024	—	$—
June 30, 2024	589,647	7,903
Total	589,647	$7,903

(1) Shares issued by us, which were all issued in settlement of forward sale transactions. As of June 30, 2024, we had settled all of our outstanding forward sale transactions under the 2019 ATM Program. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the six months ended June 30, 2024.

As of June 30, 2024, we had approximately $300.0 million of gross sales of our common stock available under the 2021 ATM Program and $79.3 million of gross sales of common stock available under the 2019 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the six months ended June 30, 2024.

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

The following table sets forth the computation of our basic and diluted earnings per share of common stock for the three and six months ended June 30, 2024 and 2023 (amounts in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Numerator
Net income	$4,850	$5,778	$9,734	$10,192
Less: Non-controlling interest in Operating Partnership	(239)	(675)	(497)	(1,198)
Net income available to Easterly Government Properties, Inc.	4,611	5,103	9,237	8,994
Less: Dividends on participating securities	(135)	(151)	(283)	(299)
Net income available to common stockholders	$4,476	$4,952	$8,954	$8,695
Denominator for basic EPS	102,913,974	93,358,851	102,453,558	92,235,346
Dilutive effect of share-based compensation awards	15,534	16,689	21,314	20,448
Dilutive effect of LTIP units (1)	271,114	265,842	254,827	252,857
Dilutive effect of shares issuable under forward sale agreements (2)	—	—	—	—
Denominator for diluted EPS	103,200,622	93,641,382	102,729,699	92,508,651
Basic EPS	$0.04	$0.05	$0.09	$0.09
Diluted EPS	$0.04	$0.05	$0.09	$0.09

(1)
During the three and six months ended June 30, 2024, there were 421,612 and 456,479 unvested performance-based LTIP units, respectively, that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period. During both the three and six months ended June 30, 2023, there were 314,844 unvested performance-based LTIP units that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.
(2)
During both the three and six months ended June 30, 2024, there were no underlying unsettled forward sale transactions that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period. During both the three and six months ended June 30, 2023, there 1,700,000 shares of underlying unsettled forward sale transactions that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.

11. Leases

Lessor

We lease commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 19.1 years as of June 30, 2024), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Fixed	$67,049	$62,969	$132,485	$125,893
Variable	5,134	4,789	10,444	10,013
Rental income	72,183	67,758	142,929	135,906

Lessee

We lease corporate office space under operating lease arrangements in Washington, D.C. and San Diego, CA. The leases include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. We have elected not to separate lease and non-lease components for our corporate office leases.

As of June 30, 2024, the unamortized balances associated with our right-of-use operating lease asset and operating lease liability were both $2.6 million. We used our incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our 2021 revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for our commenced operating leases for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Cash flows from operating lease costs	$190	$130	$382	$261

In addition, the maturity of fixed lease payments under our commenced corporate office leases as of June 30, 2024 is summarized in the table below (amounts in thousands):

Corporate office leases	Payments due by period
2024 (1)	388
2025	793
2026	661
2027	368
2028	385
Thereafter	333
Total future minimum lease payments	$2,928
Imputed interest	(281)
Total	$2,647
(1)
Represents the six months ending December 31, 2024.

12. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Tenant	2024	2023	2024	2023

Department of Veteran Affairs (“VA”)	$1,142	$1,699	$1,730	$2,632
Customs and Border Protection (“CBP”)	1,507	3	1,646	82
U.S. Joint Staff Command (“JSC”)	219	651	383	1,253
Food and Drug Administration (“FDA”)	—	2	124	11
The Judiciary of the U.S. Government (“JUD”)	53	106	89	110
Federal Bureau of Investigation (“FBI”)	23	55	84	378
U.S. Citizenship and Immigration Services (“USCIS”)	42	30	42	30
Department of Transportation (“DOT”)	14	16	17	136
Environmental Protection Agency (“EPA”)	16	—	16	—
General Services Administration - Other	—	—	6	—
Internal Revenue Service (“IRS”)	—	1	1	4
U.S. Coast Guard (“USCG”)	—	62	—	209
Immigration and Customs Enforcement (“ICE”)	—	40	—	111
Federal Emergency Management Agency (“FEMA”)	—	70	—	89
Bonneville Power Administration (“BPA”)	—	14	—	14
National Archives and Records Administration (“NARA”)	—	13	—	13
Department of Labor (“DOL”)	—	3	—	3
	$3,016	$2,765	$4,138	$5,075

As of June 30, 2024 and December 31, 2023, the balance in Accounts receivable related to tenant construction projects and the associated project management income was $10.8 million and $9.6 million, respectively.

The duration of the majority of tenant construction project reimbursement arrangements is less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects on-going as of June 30, 2024 with a duration of greater than one year.

During the three and six months ended June 30, 2024, we recognized $0.1 million and $0.3 million, respectively, in parking garage income. During the three and six months ended June 30, 2023, we recognized $0.1 million and $0.2 million, respectively, in parking garage income. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied. As of both June 30, 2024 and December 31, 2023, the balance in Accounts receivable related to parking garage income was less than $0.1 million.

There were no contract assets or liabilities as of June 30, 2024 or December 31, 2023.

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

As stated in Note 1 above, we lease commercial space to the U.S. Government or non-governmental tenants. At June 30, 2024, the U.S. Government accounted for approximately 96.9% of our total annualized lease income, state and local government tenants accounted for approximately 1.1% of our annualized lease income and non-governmental tenants accounted for the remaining approximately 2.0%.

Eighteen of our 93 wholly-owned and unconsolidated operating properties are located in California, accounting for approximately 15.2% of our total leased square feet and approximately 19.7% of our total annualized lease income as of June 30,

2024. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

14. Related Parties

We have reimbursement arrangements with entities controlled by our former Chairman, who was appointed Chief Executive Officer effective January 1, 2024, and Vice Chairman, which provide for reimbursement of costs paid on our behalf, or those we pay on their behalf. During the three and six months ended June 30, 2024 and 2023, we were responsible for reimbursing costs of $0.1 million and $0.3 million, respectively, and received reimbursement for costs of less than $0.1 million for both periods.

We provide asset management services to properties owned by the JV. For the three and six months ended June 30, 2024, we recognized Asset management income of $0.6 million and $1.1 million, respectively, and reimbursement for certain costs that we paid on their behalf of $0.1 million and $0.5 million, respectively. For the three and six months ended June 30, 2023, we recognized Asset management income of $0.5 million and $1.0 million, respectively, and reimbursement for certain costs that we paid on their behalf of $0.1 million and $0.3 million, respectively.

As of June 30, 2024, Accounts receivable from related parties was $0.2 million. As of June 30, 2024, there were no Accounts payable, accrued expenses and other liabilities owed to related parties.

15. Subsequent Events

For our consolidated financial statements as of June 30, 2024, we evaluated subsequent events and noted the following significant events.

Subsequent to June 30, 2024, we entered into forward sale transactions under the 2019 ATM Program for the sale of an additional 400,000 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sale transactions no later than July 11, 2025. Assuming the forward sale transactions are physically settled in full utilizing a net weighted average initial forward sales price of $13.14 per share, we expect to receive net proceeds of approximately $5.3 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction.

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

We focus primarily on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We may also consider other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of June 30, 2024, we wholly owned 84 operating properties and nine operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 9.1 million leased square feet (8.6 million pro rata), including 91 operating properties that were leased primarily to U.S. Government tenant agencies, one operating property entirely leased to tenant agencies of a U.S. state government and one operating property that was entirely leased to a private tenant. As of June 30, 2024, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 95.1% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of June 30, 2024. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

2024 Activity

Acquisitions

On April 12, 2024, we acquired a 129,046 leased square foot U.S. Immigration and Customs Enforcement (“ICE”) facility near Dallas, Texas. The building was renovated to suit in 2020. The facility is primarily leased to the GSA for beneficial use of ICE and has lease expirations ranging from 2032 to 2040.

On May 7, 2024, we acquired a 27,840 leased square foot Homeland Security Investigations (“HSI”) facility in Orlando, Florida with a 15-year lease that does not expire until March 2036. HSI is the principal investigation arm within the Department of Homeland Security.

On May 9, 2024, we acquired a 49,420 leased square foot ICE facility in Orlando, Florida with a 20-year lease that does not expire until August 2040.

Development

On April 4, 2024, we acquired land to develop a 50,777 square foot Federal courthouse in Flagstaff, Arizona. The courthouse will be primarily leased to the GSA for beneficial use of the Judiciary of the U.S. Government (“JUD”) over a 20 year non-cancelable term.

Operating Properties

As of June 30, 2024, our operating properties were 97% leased with a weighted average annualized lease income per leased square foot of $36.00 ($35.67 pro rata) and a weighted average age of approximately 14.8 years based on the date the property was built or renovated-to-suit, where applicable. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at June 30, 2024, and it includes properties held by the JV:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,812,723	5.3%	$51.32
USCIS - Kansas City (3)	Lee's Summit, MO	O	2024 - 2042	416,399	10,415,676	3.2%	25.01
JSC - Suffolk	Suffolk, VA	SF	2028	403,737	8,480,871	2.6%	21.01
Various GSA - Chicago	Des Plaines, IL	O	2026	188,768	7,765,012	2.4%	41.14
IRS - Fresno	Fresno, CA	O	2033	180,481	6,915,750	2.1%	38.32
FBI - Salt Lake	Salt Lake City, UT	SF	2032	169,542	6,897,319	2.1%	40.68
Various GSA - Portland (4)	Portland, OR	O	2024 - 2039	205,478	6,887,141	2.1%	33.52
Various GSA - Buffalo (5)	Buffalo, NY	O	2025 - 2039	273,678	6,838,564	2.1%	24.99
VA - San Jose	San Jose, CA	OC	2038	90,085	5,809,456	1.8%	64.49
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,732,732	1.8%	33.80
FBI - Tampa	Tampa, FL	SF	2040	138,000	5,313,546	1.6%	38.50
FBI - San Antonio	San Antonio, TX	SF	2025	148,584	5,207,961	1.6%	35.05
FDA - Alameda	Alameda, CA	L	2039	69,624	4,898,065	1.5%	70.35
PTO - Arlington	Arlington, VA	SF	2035	190,546	4,683,980	1.4%	24.58
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,650,065	1.4%	22.10
FBI / DEA - El Paso	El Paso, TX	SF	2028	203,683	4,637,353	1.4%	22.77
FBI - Omaha	Omaha, NE	SF	2024	112,196	4,435,692	1.4%	39.54
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,377,637	1.3%	23.99
FDA - Lenexa	Lenexa, KS	L	2040	59,690	4,246,148	1.3%	71.14
VA - South Bend	Mishakawa, IN	OC	2032	86,363	4,131,084	1.3%	47.83
FBI - Pittsburgh	Pittsburgh, PA	SF	2027	100,054	4,079,780	1.3%	40.78
ICE - Dallas (6)	Irvine, TX	SF	2032 - 2040	129,046	4,055,474	1.2%	31.43
VA - Mobile	Mobile, AL	OC	2033	79,212	4,004,722	1.2%	50.56
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,968,833	1.2%	28.83
FBI - New Orleans	New Orleans, LA	SF	2029	137,679	3,918,628	1.2%	28.46
DOT - Lakewood	Lakewood, CO	O	2039	116,046	3,685,022	1.1%	31.75
FBI - Albany	Albany, NY	SF	2036	69,476	3,634,460	1.1%	52.31
FBI - Knoxville	Knoxville, TN	SF	2025	99,130	3,596,289	1.1%	36.28
FBI - Birmingham	Birmingham, AL	SF	2042	96,278	3,564,008	1.1%	37.02
EPA - Kansas City	Kansas City, KS	L	2043	55,833	3,546,791	1.1%	63.52
ICE - Charleston	North Charleston, SC	SF	2027	65,124	3,362,481	1.0%	51.63
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,340,671	1.0%	33.84
FBI - Richmond	Richmond, VA	SF	2041	96,607	3,334,875	1.0%	34.52

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
VA - Chico	Chico, CA	OC	2034	51,647	3,330,260	1.0%	64.48
JUD - Del Rio	Del Rio, TX	C	2041	89,880	3,291,972	1.0%	36.63
USFS I - Albuquerque	Albuquerque, NM	O	2026	92,455	3,269,997	1.0%	35.37
DEA - Sterling	Sterling, VA	L	2038	57,692	3,222,788	1.0%	55.86
FBI - Little Rock	Little Rock, AR	SF	2041	102,377	3,217,259	1.0%	31.43
DEA - Vista	Vista, CA	L	2035	52,293	3,130,468	1.0%	59.86
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,116,164	1.0%	46.64
VA - Orange	Orange, CT	OC	2034	56,330	2,991,463	0.9%	53.11
VA - Indianapolis	Brownsburg, IN	OC	2041	80,000	2,981,475	0.9%	37.27
ICE - Albuquerque	Albuquerque, NM	SF	2027	71,100	2,841,468	0.9%	39.96
SSA - Charleston	Charleston, WV	O	2029	110,000	2,806,152	0.9%	25.51
FBI - Mobile	Mobile, AL	SF	2029	76,112	2,802,776	0.9%	36.82
JUD - El Centro	El Centro, CA	C	2034	43,345	2,800,983	0.9%	64.62
DEA - Dallas Lab	Dallas, TX	L	2038	49,723	2,786,394	0.9%	56.04
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,775,202	0.9%	65.33
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,758,955	0.8%	54.12
NARA - Broomfield	Broomfield, CO	W	2032	161,730	2,690,321	0.8%	16.63
DHS - Atlanta (7)	Atlanta, GA	SF	2031 - 2038	91,185	2,628,538	0.8%	28.83
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,618,611	0.8%	31.29
USAO - Louisville	Louisville, KY	SF	2031	60,000	2,550,159	0.8%	42.50
JUD - Charleston	Charleston, SC	C	2040	52,339	2,522,970	0.8%	48.20
JUD - Jackson	Jackson, TN	C	2043	75,043	2,386,456	0.7%	31.80
CBP - Savannah	Savannah, GA	L	2033	35,000	2,283,810	0.7%	65.25
DEA - Dallas	Dallas, TX	SF	2041	71,827	2,270,186	0.7%	31.61
Various GSA - Cleveland (8)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,237,124	0.7%	36.44
NWS - Kansas City	Kansas City, MO	SF	2033	94,378	2,151,911	0.7%	22.80
NPS - Omaha	Omaha, NE	SF	2029	62,772	2,018,680	0.6%	32.16
DEA - Santa Ana	Santa Ana, CA	SF	2029	39,905	2,013,833	0.6%	50.47
DEA - North Highlands	Sacramento, CA	SF	2033	37,975	1,927,123	0.6%	50.75
GSA - Clarksburg	Clarksburg, WV	O	2039	70,495	1,880,219	0.6%	26.67
VA - Golden	Golden, CO	W	2026	56,753	1,772,202	0.5%	31.23
JUD - Newport News	Newport News, VA	C	2033	35,005	1,670,583	0.5%	47.72
ICE - Orlando	Orlando, FL	SF	2040	49,420	1,670,292	0.5%	33.80
USCG - Martinsburg	Martinsburg, WV	SF	2027	59,547	1,619,785	0.5%	27.20
JUD - Aberdeen	Aberdeen, MS	C	2025	46,979	1,569,061	0.5%	33.40
VA - Charleston (9)	North Charleston, SC	W	2024 / 2040	102,718	1,553,988	0.5%	15.13

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
DEA - Albany	Albany, NY	SF	2041	31,976	1,405,541	0.4%	43.96
USAO - Springfield	Springfield, IL	SF	2038	43,600	1,391,454	0.4%	31.91
DEA - Riverside	Riverside, CA	SF	2032	34,354	1,318,814	0.4%	38.39
JUD - Council Bluffs	Council Bluffs, IA	C	2041	28,900	1,288,309	0.4%	44.58
DEA - Birmingham	Birmingham, AL	SF	2038	35,616	1,251,695	0.4%	35.14
SSA - Dallas	Dallas, TX	SF	2035	27,200	1,061,704	0.3%	39.03
HSI - Orlando	Orlando, FL	SF	2036	27,840	1,054,225	0.3%	37.87
JUD - South Bend	South Bend, IN	C	2027	30,119	795,203	0.2%	26.40
ICE - Louisville	Louisville, KY	SF	2036	17,420	661,535	0.2%	37.98
DEA - San Diego	San Diego, CA	W	2032	16,100	560,224	0.2%	34.80
DEA - Bakersfield	Bakersfield, CA	SF	2038	9,800	492,966	0.2%	50.30
SSA - San Diego	San Diego, CA	SF	2032	10,059	448,019	0.1%	44.54
ICE - Otay	San Diego, CA	O	2027	7,434	260,934	0.1%	35.10
Subtotal				7,869,581	$279,379,060	85.8%	$35.50

Wholly Owned State and Local Government Property
CA - Anaheim	Anaheim, CA	O	2033 / 2034	95,273	3,364,379	1.0%	35.31
Subtotal				95,273	$3,364,379	1.0%	$35.31

Wholly Owned Privately Leased Property
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W	2028	70,078	412,024	0.1%	5.88
Subtotal				70,078	$412,024	0.1%	$5.88

Wholly Owned Properties Total / Weighted Average				8,034,932	$283,155,463	86.9%	$35.24

Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - Phoenix (10)	Phoenix, AZ	OC	2042	257,294	10,735,555	3.3%	41.72
VA - San Antonio (10)	San Antonio, TX	OC	2041	226,148	9,221,036	2.8%	40.77
VA - Chattanooga (10)	Chattanooga, TN	OC	2035	94,566	4,369,452	1.3%	46.21
VA - Lubbock (10) (11)	Lubbock, TX	OC	2040	120,916	4,248,831	1.3%	35.14
VA - Marietta (10)	Marietta, GA	OC	2041	76,882	3,946,163	1.2%	51.33
VA - Birmingham (10)	Irondale, AL	OC	2041	77,128	3,175,571	1.0%	41.17
VA - Corpus Christi (10)	Corpus Christi, TX	OC	2042	69,276	2,938,590	0.9%	42.42
VA - Columbus (10)	Columbus, GA	OC	2042	67,793	2,917,896	0.9%	43.04
VA - Lenexa (10)	Lenexa, KS	OC	2041	31,062	1,328,375	0.4%	42.77
Subtotal				1,021,065	$42,881,469	13.1%	$42.00

Total / Weighted Average				9,055,997	$326,036,932	100.0%	$36.00

Total / Weighted Average at Easterly's Share				8,576,096	$305,882,642		$35.67
(1)
OC=Outpatient Clinic; SF=Specialized Facility; O=Office; C=Courthouse; L=Laboratory; W=Warehouse.
(2)
The year of lease expiration does not include renewal options.
(3)
Private tenants occupy 100,081 leased square feet.
(4)
Private tenants occupy 36,610 leased square feet.
(5)
A state government tenant occupies 14,274 leased square feet.
(6)
Private tenants occupy 48,523 leased square feet.
(7)
A private tenant occupies 17,373 leased square feet.

(8)
A private tenant occupies 11,402 leased square feet.
(9)
A private tenant occupies 5,000 leased square feet.
(10)
We own 53.0% of the property through an unconsolidated joint venture.
(11)
Asset is subject to a ground lease where we are the lessee.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 19.1 years as of June 30, 2024), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place (including for wholly owned properties and properties held by the JV) as of June 30, 2024:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2024	4	152,063	1.7%	$5,403,915	1.7%	$35.54
2025	13	597,180	6.6%	19,237,543	5.9%	32.21
2026	6	483,013	5.3%	17,541,953	5.4%	36.32
2027	9	506,510	5.6%	18,822,530	5.8%	37.16
2028	11	802,397	8.9%	17,549,356	5.4%	21.87
2029	6	510,144	5.6%	16,178,680	5.0%	31.71
2030	1	1,536	0.0%	59,180	0.0%	38.53
2031	3	117,875	1.3%	4,608,435	1.4%	39.10
2032	9	579,524	6.4%	18,608,758	5.7%	32.11
2033	10	566,197	6.3%	22,247,529	6.8%	39.29
Thereafter	58	4,739,558	52.3%	185,779,053	56.9%	39.20
Total / Weighted Average	130	9,055,997	100.0%	$326,036,932	100.0%	$36.00

(1)
The year of lease expiration is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of June 30, 2024, 11 tenants occupying approximately 7.0% of our leased square feet and contributing approximately 6.8% of our annualized lease income have exercisable rights to terminate their lease before the stated term of their respective lease expires.

Information about our development property as of June 30, 2024 is set forth in the table below:

Property Name	Location	Tenant	Property Type	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L (1)	20-year	162,000
JUD - Flagstaff	Flagstaff, AZ	Judiciary of the U.S. Government	C (2)	20-year	50,777
Total					212,777
(1)
L=Laboratory
(2)
C=Courthouse

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2024 and 2023

The financial information presented below summarizes our results of operations for the three months ended June 30, 2024 and 2023 (amounts in thousands).

	For the three months ended June 30,
	2024	2023	Change
Revenues
Rental income	$72,183	$67,758	$4,425
Tenant reimbursements	2,814	2,500	314
Asset management income	551	517	34
Other income	673	598	75
Total revenues	76,221	71,373	4,848
Expenses
Property operating	18,118	17,629	489
Real estate taxes	7,843	7,619	224
Depreciation and amortization	24,086	22,619	1,467
Acquisition costs	408	444	(36)
Corporate general and administrative	7,128	7,024	104
Total expenses	57,583	55,335	2,248
Other income (expense)
Income from unconsolidated real estate venture	1,377	1,418	(41)
Interest expense, net	(15,165)	(11,678)	(3,487)
Net income	$4,850	$5,778	$(928)

Revenues

Total revenues increased $4.8 million to $76.2 million for the three months ended June 30, 2024 compared to $71.4 million for the three months ended June 30, 2023.

The $4.4 million increase in Rental income is primarily attributable to the six operating properties acquired since June 30, 2023.

The $0.3 million increase in Tenant reimbursements is primarily attributable to an increase in tenant project reimbursements.

The less than $0.1 million increase in Asset management income is primarily attributable to the fee earned by us for asset management of the JV from the one property acquired since June 30, 2023.

The $0.1 million increase in Other income is primarily attributable to an increase in interest income.

Expenses

Total expenses increased $2.2 million to $57.6 million for the three months ended June 30, 2024 compared to $55.3 million for the three months ended June 30, 2023.

The $0.5 million increase in Property operating expenses is primarily attributable to the six operating properties acquired since June 30, 2023.

The $0.2 million increase in Real estate taxes is primarily attributable to the six operating properties acquired since June 30, 2023.

The $1.5 million increase in Depreciation and amortization is primarily attributable to the six operating properties acquired since June 30, 2023.

The $0.1 million increase in Corporate general and administrative is primarily due to an increase in professional fees.

Income from unconsolidated real estate venture

The less than $0.1 million decrease in Income from unconsolidated real estate venture is primarily attributable to higher operating expenses partially offset by operations from the one operating property acquired by the JV since June 30, 2023.

Interest expense, net

The $3.5 million increase in Interest expense, net is primarily attributable to higher weighted average borrowings and interest rates on our swapped term loans.

Comparison of Results of Operations for the six months ended June 30, 2024 and 2023

The financial information presented below summarizes our results of operations for the six months ended June 30, 2024 and 2023 (amounts in thousands).

	For the six months ended June 30,
	2024	2023	Change
Revenues
Rental income	$142,929	$135,906	$7,023
Tenant reimbursements	3,831	4,575	(744)
Asset management income	1,101	1,034	67
Other income	1,160	1,078	82
Total revenues	149,021	142,593	6,428
Expenses
Property operating	34,710	35,517	(807)
Real estate taxes	16,072	15,087	985
Depreciation and amortization	47,886	45,700	2,186
Acquisition costs	827	905	(78)
Corporate general and administrative	13,583	14,319	(736)
Total expenses	113,078	111,528	1,550
Other income (expense)
Income from unconsolidated real estate venture	2,792	2,820	(28)
Interest expense, net	(29,001)	(23,693)	(5,308)
Net income	$9,734	$10,192	$(458)

Revenues

Total revenues increased $6.4 million to $149.0 million for the six months ended June 30, 2024 compared to $142.6 million for the six months ended June 30, 2023.

The $7.0 million increase in Rental income is primarily attributable to the six operating properties acquired since June 30, 2023.

The $0.7 million decrease in Tenant reimbursements is primarily attributable to a decrease in tenant project reimbursements.

The $0.1 million increase in Asset management income is primarily attributable to the fee earned by us for asset management of the JV from the one property acquired since June 30, 2023.

The $0.1 million increase in Other income is primarily attributable to an increase in interest income.

Expenses

Total expenses increased $1.6 million to $113.1 million for the six months ended June 30, 2024 compared to $111.5 million for the six months ended June 30, 2023.

The $0.8 million decrease in Property operating expenses is primarily attributable to a decrease in reimbursable projects and utility costs across the portfolio partially offset by an increase from the six operating properties acquired since June 30, 2023.

The $1.0 million increase in Real estate taxes is primarily attributable to the six operating properties acquired since June 30, 2023 as well as an increase in real estate taxes across our portfolio.

The $2.2 million increase in Depreciation and amortization is also primarily attributable to the six operating properties acquired since June 30, 2023.

The $0.7 million decrease in Corporate general and administrative is primarily due to a decrease in employee costs.

Income from unconsolidated real estate venture

The less than $0.1 million decrease in Income from unconsolidated real estate venture is primarily attributable to higher operating expenses partially offset by operations from the one operating property acquired by the JV since June 30, 2023.

Interest expense, net

The $5.3 million increase in Interest expense, net is primarily attributable to higher weighted average borrowings and interest rates on our swapped term loans.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, development activities at FDA – Atlanta and JUD – Flagstaff, planned and possible acquisitions of properties, including the one remaining property in the portfolio of ten properties anticipated to be acquired through the JV (the “VA Portfolio”), stockholder distributions to maintain our qualification as a REIT, potential repurchases of common stock under our share repurchase program and other capital obligations associated with conducting our business. At June 30, 2024, we had approximately $14.8 million available in cash and cash equivalents, $12.4 million of restricted cash and there was approximately $327.4 million available under our 2024 revolving credit facility.

Our primary expected sources of capital are as follows:

•
existing cash balances;
•
operating cash flow;
•
distribution of cash flows from the JV;
•
available borrowings under our 2024 revolving credit facility;
•
issuance of long-term debt;
•
issuance of equity, including under our ATM Programs (as described below); and
•
asset sales.

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•
development and redevelopment activities, including major redevelopment, renovation or expansion programs at FDA - Atlanta and JUD - Flagstaff and other individual properties;
•
property acquisitions under contract, including our pro rata share of the one remaining VA Portfolio property;
•
tenant improvements, allowances and leasing costs;
•
recurring maintenance and capital expenditures;

•
debt repayment requirements;
•
commitments to fund advancements through loan receivables;
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

The following table sets forth certain information with respect to issuances under the 2019 ATM Program during the six months ended June 30, 2024 (amounts in thousands, except share amounts):

	2019 ATM Program
For the three months ended	Number of Shares Issued (1)	Net Proceeds (1)
March 31, 2024	—	$—
June 30, 2024	589,647	7,903
Total	589,647	$7,903

(1) Shares issued by us, which were all issued in settlement of forward sale transactions. As of June 30, 2024, we had settled all of our outstanding forward sale transactions under the 2019 ATM Program. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the six months ended June 30, 2024.

As of June 30, 2024, we had approximately $300.0 million of gross sales of our common stock available under the 2021 ATM Program and $79.3 million of gross sales of common stock available under the 2019 ATM Program.

Subsequent to June 30, 2024, we entered into forward sale transactions under the 2019 ATM Program for the sale of an additional 400,000 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sale transactions no later than July 11, 2025. Assuming the forward sale transactions are physically settled in full utilizing a net weighted average initial forward sales price of $13.27 per share, we expect to receive net proceeds of approximately $5.3 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction.

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

No repurchases of shares of our common stock were made under the share repurchase program during the six months ended June 30, 2024.

Debt

Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of June 30, 2024 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	June 30, 2024	Rate (1)	Maturity
Revolving credit facility:
2024 revolving credit facility (2)	$72,500	SOFR + 145 bps (3)	June 2028 (4)
Total revolving credit facility	72,500

Term loan facilities:
2016 term loan facility	100,000	5.63% (5)	January 2025
2018 term loan facility	175,000	5.23% (6)	July 2026
Total term loan facilities	275,000
Less: Total unamortized deferred financing fees	(819)
Total term loan facilities, net	274,181

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
Total notes payable	850,000
Less: Total unamortized deferred financing fees	(5,061)
Total notes payable, net	844,939

Mortgage notes payable:
USFS II – Albuquerque	10,635	4.46% (7)	July 2026
ICE – Charleston	11,253	4.21% (7)	January 2027
VA – Loma Linda	127,500	3.59% (7)	July 2027
CBP – Savannah	9,119	3.40% (7)	July 2033
USCIS – Kansas City	51,500	3.68% (7)	August 2024
Total mortgage notes payable	210,007
Less: Total unamortized deferred financing fees	(714)
Less: Total unamortized premium/discount	(10)
Total mortgage notes payable, net	209,283

Total debt	$1,400,903

(1)
The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.
(2)
Our $400.0 million senior unsecured revolving credit facility (the “2024 revolving credit facility”) had available capacity of $327.4 million at June 30, 2024 which includes an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
(3)
Our 2024 revolving credit facility is subject to one interest rate swap with an effective date of June 23, 2023 and a notional value of $100.0 million, of which $25.0 million is associated with our 2024 revolving credit facility, to effectively fix the interest rate at 5.46% annually. The spread over the secured overnight financing rate (“SOFR”) is based on our consolidated leverage ratio, as defined in our 2024 revolving credit facility agreement. Additionally at June 30, 2024, $34.0 million of amounts outstanding under our 2024 revolving credit facility had a floating rate of 5.33% under USD Term SOFR and the remaining $13.5 million outstanding under our 2024 revolving credit facility had a floating rate of 5.31% under USD SOFR with a five day lookback.
(4)
Our 2024 revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(5)
Our 2016 term loan facility (our “2016 term loan facility”) is subject to one interest rate swap with an effective date of June 23, 2023 and a notional value of $100.0 million, which effectively fixes the interest rate at 5.63% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2016 term loan facility agreement.
(6)
Our 2018 term loan facility (as amended, our “2018 term loan facility”) is subject to two interest rate swaps with an effective date of June 23 and September 29, 2023 and an aggregate notional value of $200.0 million, of which $175.0 million is associated with our 2018 term loan, to effectively fix the interest rate at 5.23% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
(7)
Effective interest rates are as follows: USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%, USCIS – Kansas City 2.05%.

On April 1, 2024, we used $8.4 million of available cash to extinguish the mortgage note obligation on VA – Golden.

2024 Senior Note Agreement

On May 29, 2024, we entered into a master note purchase agreement pursuant to which the Operating Partnership will issue and sell an aggregate of up to $200 million of fixed rate, senior unsecured notes (“Senior Notes”) consisting of (i) 6.56% Series A Senior Notes due May 29, 2033 (“Series A Senior Notes”), in an aggregate principal amount of $150.0 million, and (ii) 6.56% Series B Senior Notes due August 14, 2033 (“Series B Senior Notes”), in an aggregate principal amount of $50.0 million. The Series A Senior Notes were issued on May 29, 2024 and the Series B Senior Notes are expected to be issued on or around August 14, 2024, subject to customary closing conditions. We, together with various subsidiaries of the Operating Partnership, have guaranteed the Series A Senior Notes (and will guarantee the Series B Senior Notes, once issued).

2024 Revolving Credit Facility

On June 3, 2024, we entered into a credit agreement (the “2024 Credit Agreement”) that provides for a $400.0 million senior unsecured revolving credit facility which includes an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions. The 2024 revolving credit facility has an initial four-year term and will mature in June 2028, with two six-month as-of-right extension options, subject to certain conditions and the payment of an extension fee.

Borrowings under the 2024 revolving credit facility will, at the Operating Partnership's option, bear interest at floating rates equal to either (i) a fluctuating rate equal to the sum of (a) the highest of (x) Citibank, N.A.'s base rate, (y) the federal funds effective rate plus 0.50% and (z) the one-month adjusted term SOFR plus 1.00%, plus, in each case, (b) a margin ranging from 0.20% to 0.80% based on our leverage ratio, (ii) the daily simple SOFR plus a credit spread adjustment of 0.10% (the “Adjusted DSS”), or (iii) the term SOFR, plus a credit spread adjustment of 0.10% (the “Term SOFR”), plus, in the case of borrowings bearing interest at Adjusted DSS or Term SOFR, a margin ranging from 1.20% to 1.80% based on our leverage ratio.

2021 Revolving Credit Facility

We are also party to the second amended and restated credit agreement, dated July 23, 2021, as amended by the first amendment, dated as of July 22, 2022, the second amendment, dated as of November 23, 2022, and the third amendment, dated as of May 30, 2023 (as amended, restated, or otherwise modified from time to time, the “2021 Credit Facility”), which provides for (i) a $450.0 million senior unsecured revolving credit facility (the “2021 revolving credit facility”) and (ii) our 2018 term loan facility.

Effective on June 3, 2024 upon the entry into the 2024 Credit Agreement and the prepayment of all amounts outstanding under the 2021 revolving credit facility, the component of the 2021 Credit Facility providing for the 2021 revolving credit facility, including all unused commitments, was terminated. Other than the foregoing, the terms of the 2021 Credit Facility remain unchanged and our 2018 term loan facility remains outstanding. We recognized an aggregate $0.3 million loss on debt extinguishment during the three months ended June 30, 2024 which is included in interest expense, net on our Consolidated Statement of Operations.

Term Loan Facilities

On January 23, 2024, we entered into the seventh amendment to the senior unsecured term loan agreement, dated as of September 29, 2016, that governs our 2016 term loan facility to extend the maturity date of our 2016 term loan facility from March 29, 2024 to January 30, 2025.

On June 3, 2024, we repaid $25.0 million of amounts outstanding under our 2018 term loan facility using available cash derived from the issuance of Series A Senior Notes.

On July 8, 2024, we used $0.5 million of available cash to pay down a portion of our 2018 term loan facility.

On July 15, 2024, we amended the credit agreements governing our 2016 and 2018 term loan facilities to conform certain definitions related to leverage covenants to the provisions of the 2024 Credit Agreement.

Our 2024 revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2024, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of June 30, 2024 (dollar amounts in thousands):

Debt Capital Structure	June 30, 2024
Total principal outstanding	$1,407,507
Weighted average maturity	4.9 years
Weighted average interest rate	4.4%
% Variable debt	3.4%
% Fixed debt (1)	96.6%
% Secured debt	14.9%
(1)
Our 2016 term loan facility, 2018 term loan facility and $25.0 million of our 2024 revolving credit facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Material Cash Commitments

During the six months ended June 30, 2024, we increased our commitment to fund advancements through a loan receivable to $13.9 million. As of June 30, 2024, $5.5 million has been funded. We expect to fund the remaining commitment over the next year dependent on the borrower's election to use the commitments.

Other than as described above, during the six months ended June 30, 2024, there were no material changes to the cash commitment information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of June 30, 2024, we had invested $280.1 million in the JV. As of June 30, 2024, we had committed capital, net of return of over committed capital, to the JV totaling $292.8 million and had a remaining capital commitment of $46.6 million. None of the properties owned by the JV are encumbered by mortgage indebtedness.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2024	April 25, 2024	May 9, 2024	May 21, 2024	0.265
Q2 2024	July 17, 2024	August 1, 2024	August 13, 2024	0.265
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

Cash Flows

The following table sets forth a summary of cash flows for the six months ended June 30, 2024 and 2023 (amounts in thousands):

	For the six months ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$80,908	$59,052
Investing activities	(126,284)	(20,967)
Financing activities	50,676	(33,573)

Operating Activities

We generated $80.9 million and $59.1 million of cash from operating activities during the six months ended June 30, 2024 and 2023, respectively. Net cash provided by operating activities for the six months ended June 30, 2024 includes $52.7 million in net cash from rental activities net of expenses, $21.0 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities and $7.3 million related to distributions from investment in unconsolidated real estate venture. Net cash provided by operating activities for the six months ended June 30, 2023 includes $51.1 million in net cash from rental activities net of expenses, $5.9 million related to distributions from investment in unconsolidated real estate venture and $2.1 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities.

Investing Activities

We used $126.3 million and $21.0 million in cash for investing activities during the six months ended June 30, 2024 and 2023, respectively. Net cash used in investing activities for the six months ended June 30, 2024 includes $58.2 million in real estate acquisitions and deposits, $43.0 million in additions to development properties, $19.6 million in additions to operating properties and $5.5 million in investment in loan receivable. Net cash used in investing activities for the six months ended June 30, 2023 includes

$12.1 million in additions to operating properties and $9.0 million in additions to development properties, offset by $0.1 million in real estate acquisitions and deposits.

Financing Activities

We generated $50.7 million and used $33.6 million in cash from financing activities during the six months ended June 30, 2024 and 2023, respectively. Net cash generated in financing activities for the six months ended June 30, 2024 includes $150.0 million in note payable issuances and $8.0 million in gross proceeds from issuance of shares of our common stock, offset by $57.5 million in dividend payments, $25.0 million in term loan repayments, $10.6 million in mortgage notes payable repayment, $7.4 million in deferred financing costs, $6.5 million in net paydowns under our revolving credit facility and $0.3 million in the payment of offering costs. Net cash used by financing activities for the six months ended June 30, 2023 includes $55.6 million in dividend payments, $17.8 million in mortgage notes payable repayment, $12.5 million in net pay downs under our revolving credit facility and $0.1 million in the payment of offering costs, offset by $52.4 million in gross proceeds from issuance of shares of our common stock.

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

We adjust FFO to present Core FFO as an alternative measure of our operating performance, which, when applicable, excludes items which we believe are not representative of ongoing operating results, such as liability management related costs (including losses on extinguishment of debt and modification costs), catastrophic event charges, depreciation of non-real estate assets, provision for credit losses and the unconsolidated real estate venture's allocated share of these adjustments. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results. We believe Core FFO more accurately reflects the ongoing operational and financial performance of our core business.

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

The following table sets forth a reconciliation of our net income to FFO and Core FFO for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net income	$4,850	$5,778	$9,734	$10,192
Depreciation of real estate assets	23,834	22,368	47,383	45,199
Unconsolidated real estate venture allocated share of above adjustments	2,006	1,875	4,008	3,750
FFO	30,690	30,021	61,125	59,141
Adjustments to FFO:
Loss on extinguishment of debt	258	—	258	14
Provision for credit losses	218	—	218	—
Natural disaster event expense, net of recovery	(61)	(22)	(8)	78
Depreciation of non-real estate assets	252	251	503	501
Unconsolidated real estate venture allocated share of above adjustments	16	17	33	33
Core FFO	31,373	30,267	62,129	59,767

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

Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our significant accounting policies, which utilize relevant critical accounting estimates. During the six months ended June 30, 2024, there were no material changes to the discussion of our significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of June 30, 2024, $1.4 billion, or 96.6% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $47.5 million, or 3.4%, had variable interest rates based on SOFR. If market interest rates on our variable rate debt fluctuate by 25 basis points, our interest expense would increase or decrease, depending on rate movement, by $0.1 million annually.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1	Easterly Government Properties, Inc. 2024 Equity Incentive Plan (previously files as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2024)

10.2

Credit Agreement, dated as of June 3, 2024, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., PNC Bank, National Association and Truist Bank, as Co-Syndication Agents, BMO Bank, N.A., Raymond James Bank and U.S. Bank National Association, as Co-Documentation Agents, and Citibank, N.A., Wells Fargo Securities, LLC, PNC Capital Markets LLC and Truist Securities, Inc., as Joint Lead Arrangers and Joint Book Running Managers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2024)

10.3*

Eighth Amendment to Term Loan Agreement, dated as of July 15, 2024, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and a Lender, and U.S. Bank National Association and Truist Bank, as Lenders

10.4*

Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of July 15, 2024, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and PNC Bank, National Association, as Co-Syndication Agents, BMO Harris Bank, N.A., Raymond James Bank, Royal Bank of Canada and Truist Bank, as Co-Documentation Agents, and Citibank, N.A., Wells Fargo Securities, LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Running Managers

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

Easterly Government Properties, Inc.

Date: July 31, 2024	/s/ Darrell W. Crate
Darrell W. Crate
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2024	/s/ Allison E. Marino
Allison E. Marino
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)