Form 10-Q
period 2024-09-30
Easterly Government Properties, Inc.
filed 2024-11-05
CIK 1622194

$

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 29, 2024, the registrant had 105,668,880 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	September 30, 2024	December 31, 2023
Assets
Real estate properties, net	$2,457,256	$2,319,143
Cash and cash equivalents	31,202	9,381
Restricted cash	8,005	12,558
Tenant accounts receivable	70,280	66,274
Investment in unconsolidated real estate venture	315,886	284,544
Real estate loan receivable, net	30,689	—
Intangible assets, net	146,204	148,453
Interest rate swaps	514	1,994
Prepaid expenses and other assets	41,073	37,405
Assets held for sale	2,002	—
Total assets	$3,103,111	$2,879,752

Liabilities
Revolving credit facility	149,550	79,000
Term loan facilities, net	273,851	299,108
Notes payable, net	894,523	696,532
Mortgage notes payable, net	156,653	220,195
Intangible liabilities, net	11,367	12,480
Deferred revenue	121,767	82,712
Accounts payable, accrued expenses and other liabilities	113,766	80,209
Total liabilities	1,721,477	1,470,236

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 105,666,329 and 100,973,247 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,056	1,010
Additional paid-in capital	1,845,271	1,783,338
Retained earnings	126,401	112,301
Cumulative dividends	(658,042)	(576,319)
Accumulated other comprehensive income	489	1,871
Total stockholders’ equity	1,315,175	1,322,201
Non-controlling interest in Operating Partnership	66,459	87,315
Total equity	1,381,634	1,409,516
Total liabilities and equity	$3,103,111	$2,879,752

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues
Rental income	$72,536	$68,205	$215,465	$204,111
Tenant reimbursements	663	2,704	4,494	7,279
Asset management income	579	526	1,680	1,560
Other income	1,003	579	2,163	1,657
Total revenues	74,781	72,014	223,802	214,607
Expenses
Property operating	16,710	18,746	51,420	54,263
Real estate taxes	8,000	7,814	24,072	22,901
Depreciation and amortization	23,795	22,245	71,681	67,945
Acquisition costs	600	321	1,427	1,226
Corporate general and administrative	4,667	6,107	18,032	20,426
Provision for credit losses	1,260	—	1,478	—
Total expenses	55,032	55,233	168,110	166,761
Other income (expense)
Income from unconsolidated real estate venture	1,575	1,346	4,367	4,166
Interest expense, net	(16,209)	(12,046)	(45,210)	(35,739)
Net income	5,115	6,081	14,849	16,273
Non-controlling interest in Operating Partnership	(252)	(707)	(749)	(1,905)
Net income available to Easterly Government Properties, Inc.	$4,863	$5,374	$14,100	$14,368
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.05	$0.06	$0.13	$0.15
Diluted	$0.05	$0.06	$0.13	$0.15
Weighted-average common shares outstanding
Basic	103,515,246	93,537,121	102,671,381	92,674,039
Diluted	103,904,581	93,849,444	102,980,995	92,938,221
Dividends declared per common share	0.265	$0.265	$0.795	$0.795

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income	$5,115	$6,081	$14,849	$16,273
Other comprehensive gain (loss):
Unrealized gain (loss) on interest rate swaps, net	(1,952)	(110)	(1,481)	984
Other comprehensive gain (loss)	(1,952)	(110)	(1,481)	984
Comprehensive income	3,163	5,971	13,368	17,257
Non-controlling interest in Operating Partnership	(252)	(707)	(749)	(1,905)
Other comprehensive (gain) loss attributable to non-controlling interest	97	22	99	(100)
Comprehensive income attributable to Easterly Government Properties, Inc.	$3,008	$5,286	$12,718	$15,252

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$14,849	$16,273
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	71,681	67,945
Straight line rent	(3,123)	(2,661)
Income from unconsolidated real estate venture	(4,367)	(4,166)
Amortization of above- / below-market leases	(1,464)	(2,052)
Amortization of unearned revenue	(5,125)	(4,678)
Amortization of loan premium / discount	(669)	(820)
Amortization of deferred financing costs	2,286	1,572
Amortization of lease inducements	796	684
Amortization of real estate loan receivable origination fees	(22)	—
Distributions from investment in unconsolidated real estate venture	11,059	9,025
Non-cash compensation	2,208	4,625
Provision for credit losses	1,478	—
Net change in:
Tenant accounts receivable	(888)	408
Prepaid expenses and other assets	(3,665)	(4,720)
Real estate loan interest receivable	(437)	—
Deferred revenue associated with operating leases	44,180	5,547
Principal payments on operating lease obligations	(501)	(369)
Accounts payable, accrued expenses and other liabilities	9,806	10,332
Net cash provided by operating activities	138,082	96,945
Cash flows from investing activities
Real estate acquisitions and deposits	(73,464)	(957)
Additions to operating properties	(28,980)	(20,168)
Additions to development properties	(79,297)	(9,798)
Distributions from investment in unconsolidated real estate venture	2,037	—
Investment in unconsolidated real estate venture	(40,071)	(17,736)
Investment in real estate loan receivable, net	(31,472)	—
Net cash used in investing activities	(251,247)	(48,659)
Cash flows from financing activities
Payment of deferred financing costs	(7,840)	—
Issuance of common shares	43,414	86,472
Credit facility draws	353,550	100,750
Credit facility repayments	(283,000)	(166,250)
Term loan repayments	(25,500)	—
Term loan draws	—	50,000
Issuance of notes payable	200,000	—
Repayments of mortgage notes payable	(63,183)	(18,912)
Dividends and distributions paid	(86,383)	(83,774)
Payment of offering costs	(625)	(397)
Net cash provided by (used in) financing activities	130,433	(32,111)
Net increase in Cash and cash equivalents and Restricted cash	17,268	16,175
Cash and cash equivalents and Restricted cash, beginning of period	21,939	17,274
Cash and cash equivalents and Restricted cash, end of period	$39,207	$33,449

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the nine months ended September 30,
	2024	2023
Cash paid for interest (net of capitalized interest of $2,962 and $1,038 in 2024 and 2023, respectively)	$38,955	$33,834
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$6,047	$2,513
Additions to development properties accrued, not paid	34,017	5,178
Offering costs accrued, not paid	21	16
Deferred asset acquisition costs accrued, not paid	156	92
Unrealized gain (loss) on interest rate swaps, net	(1,481)	984
Properties acquired for Common Units	—	219
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(18,793)	$(164)
Common stock	14	—
Additional paid-in capital	18,779	164
Total	$—	$—

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

We focus primarily on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We may also consider other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of September 30, 2024, we wholly owned 85 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 9.3 million leased square feet, including 92 operating properties that were leased primarily to U.S. Government tenant agencies, two operating properties that were entirely leased to private tenants and one operating property entirely leased to tenant agencies of a U.S. state government. As of September 30, 2024, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 95.2% of the aggregate limited partnership interests in the Operating Partnership (“common units”) as of September 30, 2024. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2024 and December 31, 2023, the consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, and the consolidated cash flows for the nine months ended September 30, 2024 and 2023. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

2. Summary of Significant Accounting Policies

See below for our Current Expected Credit Loss (“CECL”) policy subsequent to the adoption of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. All other significant accounting policies used in the preparation of our condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Loan Receivable and Allowance for Credit Losses

The measurement of expected credit losses under the CECL methodology is applicable to our financial assets measured at amortized cost, including loan receivables and certain off-balance sheet credit exposures such as unfunded loan commitments. We adopted this standard on January 1, 2020 and apply this methodology to our loan receivables and off-balance sheet credit exposure. To determine our expected credit losses under CECL, we utilize a probability of default (“PD”) and loss given default (“LGD”) methodology. We determined that we have one portfolio segment and reserve for loan losses on an asset-specific basis. We have a limited history of incurred losses and consequently have elected to employ external data to perform our CECL calculation. Our model’s inputs consider a default grade or industry relative default grade associated with the borrower and prospective tenant funding the development to determine an appropriate default risk and allowance for credit loss under the PD and LGD methodology. If a reserve is recorded, the allowance is increased as a provision for credit losses and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash or via ownership control of the underlying collateral in full. The allowance for loan losses reflects management's estimate of loan losses as of the balance sheet date.

Reclassifications

Provision for credit loss amounts previously classified within Corporate general and administrative have been reclassified to Provision for credit losses on our Consolidated Statements of Operations to conform with the current period presentation.

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 adds interim and annual disclosure requirements to GAAP at the request of the Securities and Exchange Commission (the “SEC”). The guidance in ASU 2023-06 is required to be applied prospectively and the GAAP requirements will be effective when the removal of the related SEC disclosure requirements is effective. If the SEC does not act to remove its related requirement by June 30, 2027, any related FASB amendments will be removed from the ASC and will not be effective. We do not anticipate that the adoption of ASU 2023-06 will have a material impact on our consolidated financial statements.

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

3. Real Estate and Intangibles

Acquisitions

During the nine months ended September 30, 2024, we acquired four operating properties in asset acquisitions, ICE – Dallas, ICE – Orlando, HSI – Orlando, and Northrop Grumman – Dayton for an aggregate purchase price of $70.3 million. We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$17,585
Building	33,740
Acquired tenant improvements	6,568
Total real estate	57,893
Intangible assets
In-place leases	10,163
Acquired leasing commissions	3,438
Total intangible assets	13,601
Intangible liabilities
Below-market leases	(1,205)
Total intangible liabilities	(1,205)
Purchase price	$70,289

The intangible assets and liabilities of operating properties acquired during the nine months ended September 30, 2024 have a weighted average amortization period of 10.7 years as of September 30, 2024. During the nine months ended September 30, 2024, we included $3.2 million of revenues and $1.3 million of net income in our Consolidated Statements of Operations related to the operating properties acquired.

In addition to the above operating property activity, we acquired one land parcel for development, JUD – Flagstaff, during the nine months ended September 30, 2024.

During the three and nine months ended September 30, 2024, we incurred $0.6 million and $1.4 million of acquisition-related expenses, respectively, mainly consisting of internal costs associated with the property acquisitions.

Disposition and Asset Held for Sale

In July 2024, we entered into an agreement to sell a land parcel located in Lincoln, Nebraska for $2.3 million. As of September 30, 2024, we classified the land parcel as held for sale. The land parcel had a carrying value of $2.0 million and was included in Assets held for sale in our Consolidated Balance Sheets. On October 3, 2024, we sold the land parcel for a gross sales price of $2.3 million.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of September 30, 2024 (amounts in thousands):

Total
Real estate properties, net
Land	$243,536
Building and improvements	2,410,103
Acquired tenant improvements	92,517
Construction in progress	158,068
Accumulated depreciation	(446,968)
Total Real estate properties, net	2,457,256
Assets held for sale
Assets held for sale	2,002
Total Assets held for sale	2,002
Intangible assets, net
In-place leases	290,765
Acquired leasing commissions	75,998
Above market leases	14,620
Payment in lieu of taxes	6,394
Accumulated amortization	(241,573)
Total Intangible assets, net	146,204
Intangible liabilities, net
Below market leases	(73,242)
Accumulated amortization	61,875
Total Intangible liabilities, net	(11,367)

No operating properties were disposed of during the nine months ended September 30, 2024.

The following table summarizes the scheduled amortization of our acquired above- and below-market lease intangibles for each of the five succeeding years as of September 30, 2024 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2024 (1)	$274	$(698)
2025	1,097	(2,487)
2026	1,096	(2,249)
2027	1,096	(2,024)
2028	725	(1,479)
(1)
Represents the three months ending December 31, 2024.

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in the JV (dollars in thousands):

		As of September 30,
Joint Venture	Ownership Interest	2024
MedBase Venture	53.0%	$315,886

On October 13, 2021, we formed an unconsolidated real estate venture, which we refer to as the JV, with a global investor to fund the acquisition of a portfolio of ten properties that encompasses 1,214,165 leased square feet (the “VA Portfolio”). We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement. We have joint approval rights with our JV partner on major decisions, including those regarding property operations. As such, we hold a non-controlling interest in the joint venture and account for the JV under the equity method of accounting.

During the nine months ended September 30, 2024, the JV acquired VA – Jacksonville, the last of the ten properties to be acquired in the VA portfolio, for an aggregate purchase price of $77.4 million.

5. Real Estate Loan Receivable

On August 6, 2024, we entered into a construction loan agreement to lend up to $52.1 million to a developer (the “Borrower”). The construction loan will accrue interest monthly at a fixed market rate of 9.00% per annum. The construction loan shall be re-paid in full on or before August 31, 2027, the maturity date. Upon completion of the development, we have the option to purchase at fair value all of the issued and outstanding membership interest from the Borrower in a special purpose entity (“SPE”) which solely holds the developed property. We hold a variable interest in the SPE, but we do not consolidate the SPE as we are not the primary beneficiary due to the lack of power to direct significant activities performed by the SPE.

A summary of our real estate loan receivable consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Real estate loan receivable	$31,931	$—
Allowance for credit losses	(1,242)	—
Real estate loan receivable, net	$30,689	$—

During both the three and nine months ended September 30, 2024, we recognized interest income from our real estate loan receivable of $0.4 million. No interest income was recognized from real estate loan receivables during the three and nine months ended September 30, 2023. Interest income from our real estate loan receivable is included within Other income on our Consolidated Statements of Operations. As of September 30, 2024, we recognized an allowance for credit loss liability of $0.2 million for the undrawn capacity on the construction loan. Allowance for credit loss liability is included within Accounts payable, accrued expenses and other liabilities on our Consolidated Balance Sheets.

The fair value of this real estate loan receivable was approximately $32.4 million as of September 30, 2024.

6. Debt

At September 30, 2024, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2024	Rate (1)	Maturity
Revolving credit facility:
2024 revolving credit facility (2)	$149,550	SOFR + 145 bps (3)	June 2028 (4)
Total revolving credit facility	149,550

Term loan facilities:
2016 term loan facility	100,000	5.63% (5)	January 2025
2018 term loan facility	174,500	5.23% (6)	July 2026
Total term loan facilities	274,500
Less: Total unamortized deferred financing fees	(649)
Total term loan facilities, net	273,851

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
2024 series B senior notes	50,000	6.56%	August 2033
Total notes payable	900,000
Less: Total unamortized deferred financing fees	(5,477)
Total notes payable, net	894,523

Mortgage notes payable:
USFS II – Albuquerque	10,137	4.46% (7)	July 2026
ICE – Charleston	10,874	4.21% (7)	January 2027
VA – Loma Linda	127,500	3.59% (7)	July 2027
CBP – Savannah	8,902	3.40% (7)	July 2033
Total mortgage notes payable	157,413
Less: Total unamortized deferred financing fees	(634)
Less: Total unamortized premium/discount	(126)
Total mortgage notes payable, net	156,653

Total debt	$1,474,577
(1)
The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.
(2)
Our $400.0 million senior unsecured 2024 revolving credit facility (the “2024 revolving credit facility”) had available capacity of $250.3 million at September 30, 2024 which includes an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
(3)
Our 2024 revolving credit facility is subject to one interest rate swap with an effective date of June 23, 2023 and a notional value of $100.0 million, of which $25.5 million is associated with our 2024 revolving credit facility, to effectively fix the interest rate at 5.46% annually. The spread over the secured overnight financing rate (“SOFR”) is based on our consolidated leverage ratio, as defined in our 2024 revolving credit facility agreement. Additionally, at September 30, 2024, $124.1 million of amounts outstanding under our 2024 revolving credit facility had a floating rate of 4.83% under USD SOFR with a five day lookback.
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
(6)
Our 2018 term loan facility (as amended, our “2018 term loan facility”) is subject to two interest rate swaps with an effective date of June 23 and September 29, 2023 and an aggregate notional value of $200.0 million, of which $174.5 million is associated with our 2018 term loan facility, to effectively fix the interest rate at 5.23% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
(7)
Effective interest rates are as follows: USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.

As of September 30, 2024, the net carrying value of real estate collateralizing our mortgages payable totaled $218.3 million. See Note 8 for the fair value of our debt instruments.

On April 1, 2024, we used $8.4 million of available cash to extinguish the mortgage note obligation on VA – Golden.

On August 6, 2024, we used $51.5 million of available cash to extinguish the mortgage note obligation on USCIS – Kansas City.

2024 Senior Note Agreement

On May 29, 2024, we entered into a master note purchase agreement pursuant to which the Operating Partnership agreed to issue and sell an aggregate of up to $200 million of fixed rate, senior unsecured notes (“Senior Notes”) consisting of (i) 6.56% Series A Senior Notes due May 29, 2033 (“Series A Senior Notes”), in an aggregate principal amount of $150.0 million, and (ii) 6.56% Series B Senior Notes due August 14, 2033 (“Series B Senior Notes”), in an aggregate principal amount of $50.0 million. The Series A Senior Notes were issued on May 29, 2024 and the Series B Senior Notes were issued on August 14, 2024. We, together with various subsidiaries of the Operating Partnership, have guaranteed the Series A Senior Notes and the Series B Senior Notes.

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

In connection with the entry into the 2024 Credit Agreement on June 3, 2024, we prepaid all amounts outstanding under and terminated the revolver portion of the 2021 Credit Facility, including all unused commitments. Other than the foregoing, the terms of the 2021 Credit Facility remain unchanged and our 2018 term loan portion of the 2021 Credit Facility remains outstanding. We recognized an aggregate $0.3 million loss on debt extinguishment during the nine months ended September 30, 2024 which is included in Interest expense, net on our Consolidated Statements of Operations.

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

Financial Covenant Considerations

As of September 30, 2024, we were in compliance with all financial and other covenants related to our debt.

7. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of September 30, 2024. We entered into these interest rate swap derivatives to reduce our exposure to the variability in future cash flows attributable to changes in our floating rate debt (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	4.01%	USD-SOFR with -5 Day Lookback	June 23, 2023	March 23, 2025	$153
$100,000	4.18%	USD-SOFR with -5 Day Lookback	June 23, 2023	December 23, 2024	$116
$100,000	3.70%	USD-SOFR with -5 Day Lookback	September 29, 2023	June 29, 2025	$245

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheets (amounts in thousands):

Balance Sheet Line Item	As of September 30, 2024
Interest rate swaps	$514

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on our variable rate debt.

We estimate that $0.9 million will be reclassified from AOCI as a decrease to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Unrealized gain (loss) recognized in AOCI	$(917)	$1,443	$1,614	$5,778
Gain reclassified from AOCI into interest expense	1,035	1,553	3,095	4,794

Credit-Risk-Related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on such indebtedness. As of September 30, 2024, we were not in a net liability position with any derivative counterparty. As of September 30, 2024, we were in compliance with these agreements and had not posted any collateral related to these agreements.

8. Fair Value Measurements

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of September 30, 2024 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding our real estate loan receivable) and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The fair value of our real estate loan receivable, as disclosed in Note 5, is based on the discounted estimated future cash flows of the loan (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments. The table below presents our assets measured at fair value on a recurring basis as of September 30, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of September 30, 2024
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps	$—	$514	$—

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

Financial assets and liabilities not measured at fair value

As of September 30, 2024, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	As of September 30, 2024
Financial liabilities	Carrying Amount (1)	Fair Value (2)

2024 revolving credit facility	$149,550	$149,550
2016 term loan facility	$100,000	$100,000
2018 term loan facility	$174,500	$174,500
Notes payable	$900,000	$847,296
Mortgages payable	$157,413	$149,066
(1)
The carrying amount consists of principal only.
(2)
We deem the fair value measurement of the financial liability instrument a Level 3 measurement.

9. Equity Incentive Plan

The following is a summary of our stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense, net (recovery)	$(180)	$1,658	$2,209	$4,625

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

During the three months ended September 30, 2024, 206,307 LTIP units were forfeited in connection with an employee departure under the terms of the applicable award agreements.

10. Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended September 30, 2024 and 2023 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended September 30, 2024
Balance at June 30, 2024	103,034,602	$1,030	$1,810,678	$121,538	$(630,738)	$2,344	$67,622	$1,372,474
Stock based compensation, net	—	—	125	—	—	—	(306)	(181)
Dividends and distributions paid ($0.265 per share)	—	—	—	—	(27,304)	—	(1,551)	(28,855)
Issuance of common stock, net	2,631,727	26	35,007	—	—	—	—	35,033
Unrealized loss on interest rate swaps	—	—	—	—	—	(1,855)	(97)	(1,952)
Net income	—	—	—	4,863	—	—	252	5,115
Allocation of non-controlling interest in Operating Partnership	—	—	(539)	—	—	—	539	—
Balance at September 30, 2024	105,666,329	$1,056	$1,845,271	$126,401	$(658,042)	$489	$66,459	$1,381,634
Three months ended September 30, 2023
Balance at June 30, 2023	93,415,706	$934	$1,673,399	$102,491	$(524,806)	$4,518	$165,531	$1,422,067
Stock based compensation	—	—	134	—	—	—	1,524	1,658
Dividends and distributions paid ($0.265 per share)	—	—	—	—	(24,756)	—	(3,399)	(28,155)
Redemption of common units for shares of common stock	1,821	—	24	—	—	—	(24)	—
Issuance of common stock, net	1,700,000	17	33,662	—	—	—	—	33,679
Unrealized loss on interest rate swaps	—	—	—	—	—	(88)	(22)	(110)
Net income	—	—	—	5,374	—	—	707	6,081
Allocation of non-controlling interest in Operating Partnership	—	—	(77)	—	—	—	77	—
Balance at September 30, 2023	95,117,527	$951	$1,707,142	$107,865	$(549,562)	$4,430	$164,394	$1,435,220

The following table summarizes the changes in our stockholders' equity for the nine months ended September 30, 2024 and 2023 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Nine months ended September 30, 2024
Balance at December 31, 2023	100,973,247	$1,010	$1,783,338	$112,301	$(576,319)	$1,871	$87,315	$1,409,516
Stock based compensation, net	—	—	325	—	—	—	1,883	2,208
Dividends and distributions paid ($0.795 per share)	—	—	—	—	(81,723)	—	(4,660)	(86,383)
Grant of unvested restricted stock	35,623	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	1,436,085	14	18,779	—	—	—	(18,793)	—
Issuance of common stock, net	3,221,374	32	42,893	—	—	—	—	42,925
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(1,382)	(99)	(1,481)
Net income	—	—	—	14,100	—	—	749	14,849
Allocation of non-controlling interest in Operating Partnership	—	—	(64)	—	—	—	64	—
Balance at September 30, 2024	105,666,329	$1,056	$1,845,271	$126,401	$(658,042)	$489	$66,459	$1,381,634
Nine months ended September 30, 2023
Balance at December 31, 2022	90,814,021	$908	$1,622,913	$93,497	$(475,983)	$3,546	$166,101	$1,410,982
Stock based compensation	—	—	427	—	—	—	4,198	4,625
Dividends and distributions paid ($0.795 per share)	—	—	—	—	(73,579)	—	(10,195)	(83,774)
Grant of unvested restricted stock	32,486	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	12,020	—	164	—	—	—	(164)	—
Issuance of common stock, net	4,259,000	43	85,868	—	—	—	—	85,911
Contribution of property for common units	—	—	—	—	—	—	219	219
Unrealized gain on interest rate swaps	—	—	—	—	—	884	100	984
Net income	—	—	—	14,368	—	—	1,905	16,273
Allocation of non-controlling interest in Operating Partnership	—	—	(2,230)	—	—	—	2,230	—
Balance at September 30, 2023	95,117,527	$951	$1,707,142	$107,865	$(549,562)	$4,430	$164,394	$1,435,220

A summary of dividends declared by our board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2024	April 25, 2024	May 9, 2024	May 21, 2024	0.265
Q2 2024	July 17, 2024	August 1, 2024	August 13, 2024	0.265
Q3 2024	October 31, 2024	November 15, 2024	November 27, 2024	0.265

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

The following table sets forth certain information with respect to issuances under the 2019 ATM Program during the nine months ended September 30, 2024 (amounts in thousands except share amounts):

	2019 ATM Program
For the three months ended	Number of Shares Issued (1)	Net Proceeds (1)
March 31, 2024	—	$—
June 30, 2024	589,647	7,903
September 30, 2024	2,631,727	35,077
Total	3,221,374	$42,980

(1) Shares issued by us, which were all issued in settlement of forward sale transactions. As of September 30, 2024, we had settled all of our outstanding forward sale transactions under the 2019 ATM Program. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the nine months ended September 30, 2024.

As of September 30, 2024, we had approximately $300.0 million of gross sales of our common stock available under the 2021 ATM Program and $43.9 million of gross sales of common stock available under the 2019 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the nine months ended September 30, 2024.

11. Earnings Per Share

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

The following table sets forth the computation of our basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Numerator
Net income	$5,115	$6,081	$14,849	$16,273
Less: Non-controlling interest in Operating Partnership	(252)	(707)	(749)	(1,905)
Net income available to Easterly Government Properties, Inc.	4,863	5,374	14,100	14,368
Less: Dividends on participating securities	(148)	(151)	(431)	(450)
Net income available to common stockholders	$4,715	$5,223	$13,669	$13,918
Denominator for basic EPS	103,515,246	93,537,121	102,671,381	92,674,039
Dilutive effect of share-based compensation awards	16,233	14,363	19,190	18,483
Dilutive effect of LTIP units (1)	373,102	297,960	290,424	245,699
Denominator for diluted EPS	103,904,581	93,849,444	102,980,995	92,938,221
Basic EPS	$0.05	$0.06	$0.13	$0.15
Diluted EPS	$0.05	$0.06	$0.13	$0.15

(1)
During both the three and nine months ended September 30, 2024, there were 326,926 unvested performance-based LTIP units that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period. During both the three and nine months ended September 30, 2023, there were 387,010 unvested performance-based LTIP units that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.

12. Leases

Lessor

We lease commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 19.4 years as of September 30, 2024), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Fixed	$67,474	$63,098	$199,959	$188,991
Variable	5,062	5,107	15,506	15,120
Rental income	72,536	68,205	215,465	204,111

Lessee

We lease corporate office space under operating lease arrangements in Washington, D.C. and San Diego, CA. The leases include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. We have elected not to separate lease and non-lease components for our corporate office leases.

As of September 30, 2024, the unamortized balances associated with our right-of-use operating lease asset and operating lease liability were both $2.5 million. We used our incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for our commenced operating leases for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Cash flows from operating lease costs	$193	$175	$574	$436

In addition, the maturity of fixed lease payments under our commenced corporate office leases as of September 30, 2024 is summarized in the table below (amounts in thousands):

Corporate office leases	Payments due by period
2024 (1)	195
2025	793
2026	661
2027	368
2028	385
Thereafter	333
Total future minimum lease payments	$2,735
Imputed interest	(257)
Total	$2,478

(1)
Represents the three months ending December 31, 2024.

13. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Tenant	2024	2023	2024	2023

Department of Veteran Affairs (“VA”)	$112	$1,589	$1,842	$4,221
Customs and Border Protection (“CBP”)	97	148	1,742	230
U.S. Joint Staff Command (“JSC”)	104	839	487	2,092
U.S. Citizenship and Immigration Services (“USCIS”)	244	26	286	56
Food and Drug Administration (“FDA”)	—	—	124	11
Federal Bureau of Investigation (“FBI”)	38	277	122	655
Internal Revenue Service (“IRS”)	89	—	89	4
The Judiciary of the U.S. Government (“JUD”)	—	12	89	122
Environmental Protection Agency (“EPA”)	18	—	34	—
National Weather Service (“NWS”)	25	—	25	—
Department of Transportation (“DOT”)	—	—	17	136
Immigration and Customs Enforcement (“ICE”)	10	—	10	111
General Services Administration - Other	—	—	6	—
Department of Homeland Security (“DHS”)	4	—	4	—
U.S. Coast Guard (“USCG”)	—	134	—	343
Federal Emergency Management Agency (“FEMA”)	—	—	—	89
Bonneville Power Administration (“BPA”)	—	2	—	16
National Archives and Records Administration (“NARA”)	—	—	—	13
Department of Labor (“DOL”)	—	—	—	3
	$741	$3,027	$4,877	$8,102

As of September 30, 2024 and December 31, 2023, the balance in Accounts receivable related to tenant construction projects and the associated project management income was $10.7 million and $9.6 million, respectively.

The duration of the majority of tenant construction project reimbursement arrangements is less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects on-going as of September 30, 2024 with a duration of greater than one year.

During the three and nine months ended September 30, 2024, we recognized $0.1 million and $0.4 million, respectively, in parking garage income. During the three and nine months ended September 30, 2023, we recognized $0.1 million and $0.3 million, respectively, in parking garage income. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied. As of both September 30, 2024 and December 31, 2023, the balance in Accounts receivable related to parking garage income was less than $0.1 million.

There were no contract assets or liabilities as of September 30, 2024 or December 31, 2023.

14. Concentrations Risk

Concentrations of credit risk arise for us when multiple of our tenants are engaged in similar business activities, are located in the same geographic region or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including obligations owed to us. We regularly monitor our tenant base to assess potential concentrations of credit risk.

As stated in Note 1 above, we lease commercial space to the U.S. Government or non-governmental tenants. At September 30, 2024, the U.S. Government accounted for approximately 96.4% of our total annualized lease income, state and local government tenants accounted for approximately 1.1% of our annualized lease income and non-governmental tenants accounted for the remaining approximately 2.5%.

Eighteen of our 95 wholly-owned and unconsolidated operating properties are located in California, accounting for approximately 14.9% of our total leased square feet and approximately 19.3% of our total annualized lease income as of September 30, 2024. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

15. Related Parties

We have reimbursement arrangements with entities controlled by our former Chairman, who was appointed Chief Executive Officer effective January 1, 2024, and Vice Chairman, which provide for reimbursement of costs paid on our behalf, or those we pay on their behalf. During the three and nine months ended September 30, 2024, we were responsible for reimbursing costs of $0.5 million and $0.7 million, respectively, and received reimbursement for costs of less than $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2023, we were responsible for reimbursing costs of $0.1 million and $0.3 million, respectively, and received reimbursement for costs of less than $0.1 million for both periods.

We provide asset management services to properties owned by the JV. For the three and nine months ended September 30, 2024, we recognized Asset management income of $0.6 million and $1.7 million, respectively, and reimbursement for certain costs that we paid on their behalf of less than $0.1 million and $0.5 million, respectively. For the three and nine months ended September 30, 2023, we recognized Asset management income of $0.5 million and $1.6 million, respectively, and reimbursement for certain costs that we paid on their behalf of less than $0.1 million and $0.3 million, respectively.

As of September 30, 2024, Accounts receivable from related parties was $0.4 million. As of September 30, 2024, Accounts payable, accrued expenses and other liabilities owed to related parties was $0.3 million.

16. Subsequent Events

For our consolidated financial statements as of September 30, 2024, we evaluated subsequent events and noted the following significant events.

On October 10, 2024, we acquired a 104,136 leased square foot Northrop Grumman facility in Aurora, Colorado with a 9-year lease through February 2032.

Subsequent to September 30, 2024, we entered into forward sale transactions under the 2019 ATM Program for the sale of an additional 500,000 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sale transactions no later than October 14, 2025. Assuming the forward sale transactions are physically settled in full utilizing a net weighted average initial forward sales price of $13.32 per share, we expect to receive net proceeds of approximately $6.7 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction.

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

We focus primarily on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We may also consider other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of September 30, 2024, we wholly owned 85 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 9.3 million leased square feet (8.8 million pro rata), including 92 operating properties that were leased primarily to U.S. Government tenant agencies, two operating properties that were entirely leased to private tenants and one operating property entirely leased to tenant agencies of a U.S. state government. As of September 30, 2024, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 95.2% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of September 30, 2024. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

On September 4, 2024, we acquired a 99,246 leased square foot Northrop Grumman facility near Dayton, Ohio with a 5-year lease through August 2029.

On October 10, 2024, we acquired a 104,136 leased square foot Northrop Grumman facility in Aurora, Colorado with a 9-year lease through February 2032.

Investment in unconsolidated real estate venture

On August 29, 2024, the JV acquired a 193,100 square foot Veteran Affairs (“VA”) outpatient facility located in Jacksonville, Florida. The building is a build-to-suit property that was completed in 2023. The outpatient facility is leased to the VA and has a lease expiration of October 2043. The facility is the final property to be acquired in the previously announced portfolio of ten properties 100% leased to the VA (the “VA Portfolio”).

Development

On April 4, 2024, we acquired land to develop a 50,777 square foot Federal courthouse in Flagstaff, Arizona. The courthouse will be primarily leased to the GSA for beneficial use of the Judiciary of the U.S. Government (“JUD”) over a 20 year non-cancelable term.

Operating Properties

As of September 30, 2024, our operating properties were 97% leased with a weighted average annualized lease income per leased square foot of $35.92 ($35.56 pro rata) and a weighted average age of approximately 14.8 years based on the date the property was built or renovated-to-suit, where applicable. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at September 30, 2024, and it includes properties held by the JV:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,812,723	4.9%	$51.32
USCIS - Kansas City (3)	Lee's Summit, MO	O	2024 - 2042	403,178	10,170,319	2.9%	25.23
JSC - Suffolk	Suffolk, VA	SF	2028	403,737	8,503,831	2.5%	21.06
Various GSA - Chicago	Des Plaines, IL	O	2026	188,768	7,789,136	2.3%	41.26
IRS - Fresno	Fresno, CA	O	2033	180,481	6,916,710	2.1%	38.32
Various GSA - Portland (4)	Portland, OR	O	2025 - 2039	205,478	6,910,724	2.1%	33.63
FBI - Salt Lake	Salt Lake City, UT	SF	2032	169,542	6,897,319	2.1%	40.68
Various GSA - Buffalo (5)	Buffalo, NY	O	2025 - 2039	273,678	6,887,944	2.1%	25.17
VA - San Jose	San Jose, CA	OC	2038	90,085	5,819,576	1.7%	64.60
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,741,220	1.7%	33.85
FBI - Tampa	Tampa, FL	SF	2040	138,000	5,313,546	1.6%	38.50
FBI - San Antonio	San Antonio, TX	SF	2025	148,584	5,229,718	1.6%	35.20
FDA - Alameda	Alameda, CA	L	2039	69,624	4,966,673	1.5%	71.34
PTO - Arlington	Arlington, VA	SF	2035	190,546	4,683,980	1.4%	24.58
FBI / DEA - El Paso	El Paso, TX	SF	2028	203,683	4,669,165	1.4%	22.92
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,658,468	1.4%	22.14
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,399,697	1.3%	24.11
FDA - Lenexa	Lenexa, KS	L	2040	59,690	4,253,539	1.3%	71.26
VA - South Bend	Mishawaka, IN	OC	2032	86,363	4,128,602	1.2%	47.81
FBI - Pittsburgh	Pittsburgh, PA	SF	2027	100,054	4,079,780	1.2%	40.78
ICE - Dallas (6)	Irvine, TX	SF	2032 / 2040	129,046	4,063,824	1.2%	31.49
VA - Mobile	Mobile, AL	OC	2033	79,212	4,023,649	1.2%	50.80
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,968,833	1.2%	28.83
FBI - New Orleans	New Orleans, LA	SF	2029	137,679	3,964,861	1.2%	28.80
FBI - Omaha	Omaha, NE	SF	2044	112,196	3,959,898	1.2%	35.29
FBI - Knoxville	Knoxville, TN	SF	2025	99,130	3,629,035	1.1%	36.61
FBI - Albany	Albany, NY	SF	2036	69,476	3,591,446	1.1%	51.69
FBI - Birmingham	Birmingham, AL	SF	2042	96,278	3,564,008	1.1%	37.02
EPA - Kansas City	Kansas City, KS	L	2043	55,833	3,556,597	1.1%	63.70
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,419,082	1.0%	34.63
DOT - Lakewood	Lakewood, CO	O	2039	116,046	3,383,707	1.0%	29.16
ICE - Charleston	North Charleston, SC	SF	2027	65,124	3,362,481	1.0%	51.63
VA - Chico	Chico, CA	OC	2034	51,647	3,341,876	1.0%	64.71

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
FBI - Richmond	Richmond, VA	SF	2041	96,607	3,334,875	1.0%	34.52
JUD - Del Rio	Del Rio, TX	C	2041	89,880	3,312,024	1.0%	36.85
USFS I - Albuquerque	Albuquerque, NM	O	2024	92,455	3,270,004	1.0%	35.37
FBI - Little Rock	Little Rock, AR	SF	2041	102,377	3,237,404	1.0%	31.62
DEA - Sterling	Sterling, VA	L	2038	57,692	3,222,788	1.0%	55.86
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,142,255	0.9%	47.03
DEA - Vista	Vista, CA	L	2035	52,293	3,141,911	0.9%	60.08
VA - Indianapolis	Brownsburg, IN	OC	2041	80,000	2,981,475	0.9%	37.27
VA - Orange	Orange, CT	OC	2034	56,330	2,980,679	0.9%	52.91
ICE - Albuquerque	Albuquerque, NM	SF	2027	71,100	2,841,468	0.8%	39.96
FBI - Mobile	Mobile, AL	SF	2029	76,112	2,823,646	0.8%	37.10
SSA - Charleston	Charleston, WV	O	2029	110,000	2,806,152	0.8%	25.51
DEA - Dallas Lab	Dallas, TX	L	2038	49,723	2,786,394	0.8%	56.04
JUD - El Centro	El Centro, CA	C	2034	43,345	2,785,903	0.8%	64.27
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,775,202	0.8%	65.33
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,761,611	0.8%	54.17
NARA - Broomfield	Broomfield, CO	W	2032	161,730	2,690,321	0.8%	16.63
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,616,096	0.8%	31.26
DHS - Atlanta (7)	Atlanta, GA	SF	2031 - 2038	91,185	2,574,358	0.8%	28.23
USAO - Louisville	Louisville, KY	SF	2031	60,000	2,550,159	0.8%	42.50
JUD - Charleston	Charleston, SC	C	2040	52,339	2,522,970	0.8%	48.20
JUD - Jackson	Jackson, TN	C	2043	75,043	2,403,192	0.7%	32.02
CBP - Savannah	Savannah, GA	L	2033	35,000	2,289,519	0.7%	65.41
DEA - Dallas	Dallas, TX	SF	2041	71,827	2,269,404	0.7%	31.60
Various GSA - Cleveland (8)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,244,582	0.7%	36.57
NWS - Kansas City	Kansas City, MO	SF	2033	94,378	2,151,911	0.6%	22.80
DEA - Santa Ana	Santa Ana, CA	SF	2029	39,905	2,025,762	0.6%	50.76
GSA - Clarksburg	Clarksburg, WV	O	2039	70,495	1,920,539	0.6%	27.24
NPS - Omaha	Omaha, NE	SF	2029	62,772	1,891,182	0.6%	30.13
DEA - North Highlands	Sacramento, CA	SF	2033	37,975	1,885,075	0.6%	49.64
VA - Golden	Golden, CO	W	2026	56,753	1,773,841	0.5%	31.26
JUD - Newport News	Newport News, VA	C	2033	35,005	1,672,759	0.5%	47.79
ICE - Orlando	Orlando, FL	SF	2040	49,420	1,660,402	0.5%	33.60
USCG - Martinsburg	Martinsburg, WV	SF	2027	59,547	1,618,049	0.5%	27.17
JUD - Aberdeen	Aberdeen, MS	C	2025	46,979	1,569,076	0.5%	33.40
VA - Charleston	North Charleston, SC	W	2024 / 2040	97,718	1,493,988	0.4%	15.29

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
DEA - Albany	Albany, NY	SF	2042	31,976	1,407,704	0.4%	44.02
USAO - Springfield	Springfield, IL	SF	2038	43,600	1,391,454	0.4%	31.91
JUD - Council Bluffs	Council Bluffs, IA	C	2041	28,900	1,364,225	0.4%	47.21
DEA - Riverside	Riverside, CA	SF	2032	34,354	1,320,529	0.4%	38.44
DEA - Birmingham	Birmingham, AL	SF	2038	35,616	1,251,695	0.4%	35.14
SSA - Dallas	Dallas, TX	SF	2035	27,200	1,069,445	0.3%	39.32
HSI - Orlando	Orlando, FL	SF	2036	27,840	1,065,323	0.3%	38.27
JUD - South Bend	South Bend, IN	C	2027	30,119	794,845	0.2%	26.39
ICE - Louisville	Louisville, KY	SF	2036	17,420	661,535	0.2%	37.98
DEA - San Diego	San Diego, CA	W	2032	16,100	562,837	0.2%	34.96
DEA - Bakersfield	Bakersfield, CA	SF	2038	9,800	492,965	0.1%	50.30
SSA - San Diego	San Diego, CA	SF	2032	10,059	451,544	0.1%	44.89
ICE - Otay	San Diego, CA	O	2027	7,434	261,222	0.1%	35.14
Subtotal				7,851,360	$278,784,266	83.1%	$35.51

Wholly Owned State and Local Government Property
CA - Anaheim	Anaheim, CA	O	2033 / 2034	95,273	3,364,379	1.0%	35.31
Subtotal				95,273	$3,364,379	1.0%	$35.31

Wholly Owned Privately Leased Property
Northrop Grumman - Dayton	Beavercreek, OH	SF	2029	99,246	2,321,179	0.7%	23.39
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W	2028	70,078	412,024	0.1%	5.88
Subtotal				169,324	$2,733,203	0.8%	$16.14

Wholly Owned Properties Total / Weighted Average				8,115,957	$284,881,848	84.9%	$35.10

Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - Phoenix (9)	Phoenix, AZ	OC	2042	257,294	10,736,674	3.2%	41.73
VA - San Antonio (9)	San Antonio, TX	OC	2041	226,148	9,254,429	2.8%	40.92
VA - Jacksonville (9)	Jacksonville, FL	OC	2043	193,100	7,330,590	2.2%	37.96
VA - Chattanooga (9)	Chattanooga, TN	OC	2035	94,566	4,369,452	1.3%	46.21
VA - Lubbock (9) (10)	Lubbock, TX	OC	2040	120,916	4,248,831	1.3%	35.14
VA - Marietta (9)	Marietta, GA	OC	2041	76,882	3,941,850	1.2%	51.27
VA - Birmingham (9)	Irondale, AL	OC	2041	77,128	3,175,571	0.9%	41.17
VA - Corpus Christi (9)	Corpus Christi, TX	OC	2042	69,276	2,938,590	0.9%	42.42
VA - Columbus (9)	Columbus, GA	OC	2042	67,793	2,917,896	0.9%	43.04
VA - Lenexa (9)	Lenexa, KS	OC	2041	31,062	1,328,375	0.4%	42.77
Subtotal				1,214,165	$50,242,258	15.1%	$41.38

Total / Weighted Average				9,330,122	$335,124,106	100.0%	$35.92

Total / Weighted Average at Easterly's Share				8,759,464	$311,510,245		$35.56
(1)
OC=Outpatient Clinic; SF=Specialized Facility; O=Office; C=Courthouse; L=Laboratory; W=Warehouse.
(2)
The year of lease expiration does not include renewal options.
(3)
Private tenants occupy 86,860 leased square feet.
(4)
Private tenants occupy 36,610 leased square feet.

(5)
A state government tenant occupies 14,274 leased square feet.
(6)
Private tenants occupy 48,523 leased square feet.
(7)
A private tenant occupies 17,373 leased square feet.
(8)
A private tenant occupies 11,402 leased square feet.
(9)
We own 53.0% of the property through an unconsolidated joint venture.
(10)
Asset is subject to a ground lease where the unconsolidated joint venture is the lessee.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 19.4 years as of September 30, 2024), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place (including for wholly owned properties and properties held by the JV) as of September 30, 2024:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2024	1	92,455	1.0%	$3,270,004	1.0%	$35.37
2025	12	592,906	6.4%	19,045,322	5.7%	32.12
2026	6	394,832	4.2%	14,532,251	4.3%	36.81
2027	9	506,510	5.4%	18,829,913	5.6%	37.18
2028	11	802,397	8.6%	17,605,584	5.3%	21.94
2029	8	631,036	6.8%	19,132,304	5.7%	30.32
2030	1	1,536	0.0%	59,478	0.0%	38.72
2031	3	117,875	1.3%	4,560,497	1.4%	38.69
2032	9	579,524	6.2%	18,826,395	5.6%	32.49
2033	10	566,197	6.1%	22,233,253	6.6%	39.27
Thereafter	60	5,044,854	54.0%	197,029,105	58.8%	39.06
Total / Weighted Average	130	9,330,122	100.0%	$335,124,106	100.0%	$35.92

(1)
The year of lease expiration is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of September 30, 2024, 8 tenants occupying approximately 5.5% of our leased square feet and contributing approximately 5.4% of our annualized lease income are currently operating under lease provisions that allow them to exercise their right to terminate their lease before the stated term of their respective lease expires.

Information about our development property as of September 30, 2024 is set forth in the table below:

Property Name	Location	Tenant	Property Type	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L (1)	20-year	162,000
JUD - Flagstaff	Flagstaff, AZ	Judiciary of the U.S. Government	C (2)	20-year	50,777
Total					212,777
(1)
L=Laboratory
(2)
C=Courthouse

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2024 and 2023

The financial information presented below summarizes our results of operations for the three months ended September 30, 2024 and 2023 (amounts in thousands).

	For the three months ended September 30,
	2024	2023	Change
Revenues
Rental income	$72,536	$68,205	$4,331
Tenant reimbursements	663	2,704	(2,041)
Asset management income	579	526	53
Other income	1,003	579	424
Total revenues	74,781	72,014	2,767
Expenses
Property operating	16,710	18,746	(2,036)
Real estate taxes	8,000	7,814	186
Depreciation and amortization	23,795	22,245	1,550
Acquisition costs	600	321	279
Corporate general and administrative	4,667	6,107	(1,440)
Provision for credit losses	1,260	—	1,260
Total expenses	55,032	55,233	(201)
Other income (expense)
Income from unconsolidated real estate venture	1,575	1,346	229
Interest expense, net	(16,209)	(12,046)	(4,163)
Net income	$5,115	$6,081	$(966)

Revenues

Total revenues increased $2.8 million to $74.8 million for the three months ended September 30, 2024 compared to $72.0 million for the three months ended September 30, 2023.

The $4.3 million increase in Rental income is primarily attributable to the seven operating properties acquired since September 30, 2023.

The $2.0 million decrease in Tenant reimbursements is primarily attributable to a decrease in tenant project reimbursements.

The $0.1 million increase in Asset management income is primarily attributable to the fee earned by us for asset management of the JV from the one property acquired since September 30, 2023 and the one property acquired during the three months ended September 30, 2023.

The $0.4 million increase in Other income is primarily attributable to an increase in interest income.

Expenses

Total expenses decreased $0.2 million to $55.0 million for the three months ended September 30, 2024 compared to $55.2 million for the three months ended September 30, 2023.

The $2.0 million decrease in Property operating expenses is primarily attributable to a decrease in reimbursable projects and federal and state taxes across the portfolio partially offset by an increase from the seven operating properties acquired since September 30, 2023.

The $0.2 million increase in Real estate taxes is primarily attributable to the seven operating properties acquired since September 30, 2023.

The $1.6 million increase in Depreciation and amortization is primarily attributable to the seven operating properties acquired since September 30, 2023.

The $1.4 million decrease in Corporate general and administrative is primarily due to a decrease in employee costs and non-cash compensation.

The $1.3 million increase in Provision for credit losses is primarily due to a construction loan entered into on August 6, 2024 to lend up to $52.1 million to a developer.

Income from unconsolidated real estate venture

The $0.2 million increase in Income from unconsolidated real estate venture is primarily attributable to the one operating property acquired by the JV since September 30, 2023 and the one property acquired during the three months ended September 30, 2023.

Interest expense, net

The $4.2 million increase in Interest expense, net is primarily attributable to the fixed rate, senior unsecured notes entered into during the three months ended June 30, 2024 and September 30, 2024.

Comparison of Results of Operations for the nine months ended September 30, 2024 and 2023

The financial information presented below summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (amounts in thousands).

	For the nine months ended September 30,
	2024	2023	Change
Revenues
Rental income	$215,465	$204,111	$11,354
Tenant reimbursements	4,494	7,279	(2,785)
Asset management income	1,680	1,560	120
Other income	2,163	1,657	506
Total revenues	223,802	214,607	9,195
Expenses
Property operating	51,420	54,263	(2,843)
Real estate taxes	24,072	22,901	1,171
Depreciation and amortization	71,681	67,945	3,736
Acquisition costs	1,427	1,226	201
Corporate general and administrative	18,032	20,426	(2,394)
Provision for credit losses	1,478	—	1,478
Total expenses	168,110	166,761	1,349
Other income (expense)
Income from unconsolidated real estate venture	4,367	4,166	201
Interest expense, net	(45,210)	(35,739)	(9,471)
Net income	$14,849	$16,273	$(1,424)

Revenues

Total revenues increased $9.2 million to $223.8 million for the nine months ended September 30, 2024 compared to $214.6 million for the nine months ended September 30, 2023.

The $11.4 million increase in Rental income is primarily attributable to the seven operating properties acquired since September 30, 2023.

The $2.8 million decrease in Tenant reimbursements is primarily attributable to a decrease in tenant project reimbursements.

The $0.1 million increase in Asset management income is primarily attributable to the fee earned by us for asset management of the JV from the one property acquired since September 30, 2023 and the one property acquired during the nine months ended September 30, 2023.

The $0.5 million increase in Other income is primarily attributable to an increase in interest income.

Expenses

Total expenses increased $1.3 million to $168.1 million for the nine months ended September 30, 2024 compared to $166.8 million for the nine months ended September 30, 2023.

The $2.8 million decrease in Property operating expenses is primarily attributable to a decrease in reimbursable projects and utility costs across the portfolio partially offset by an increase from the seven operating properties acquired since September 30, 2023.

The $1.2 million increase in Real estate taxes is primarily attributable to the seven operating properties acquired since September 30, 2023 as well as an increase in real estate taxes across our portfolio.

The $3.7 million increase in Depreciation and amortization is also primarily attributable to the seven operating properties acquired since September 30, 2023.

The $2.4 million decrease in Corporate general and administrative is primarily due to a decrease in employee costs and non-cash compensation.

The $1.5 million increase in Provision for credit losses is primarily due to a construction loan entered into on August 6, 2024 to lend up to $52.1 million to a developer.

Income from unconsolidated real estate venture

The $0.2 million increase in Income from unconsolidated real estate venture is primarily attributable to the one operating property acquired by the JV since September 30, 2023 and the one operating property acquired during the nine months ended September 30, 2023.

Interest expense, net

The $9.5 million increase in Interest expense, net is primarily attributable to the fixed rate, senior unsecured notes entered into during the three months ended June 30, 2024 and September 30, 2024 and higher weighted average interest rates across the Company's borrowings.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, development activities at FDA – Atlanta and JUD – Flagstaff, planned and possible acquisitions of properties, stockholder distributions to maintain our qualification as a REIT, potential repurchases of common stock under our share repurchase program and other capital obligations associated with conducting our business. At September 30, 2024, we had approximately $31.2 million available in cash and cash equivalents, $8.0 million of restricted cash and there was approximately $250.3 million available under our 2024 revolving credit facility.

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
property acquisitions under contract;
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

The following table sets forth certain information with respect to issuances under the 2019 ATM Program during the nine months ended September 30, 2024 (amounts in thousands, except share amounts):

	2019 ATM Program
For the three months ended	Number of Shares Issued (1)	Net Proceeds (1)
March 31, 2024	—	$—
June 30, 2024	589,647	7,903
September 30, 2024	2,631,727	35,077
Total	3,221,374	$42,980

(1) Shares issued by us, which were all issued in settlement of forward sale transactions. As of September 30, 2024, we had settled all of our outstanding forward sale transactions under the 2019 ATM Program. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the nine months ended September 30, 2024.

As of September 30, 2024, we had approximately $300.0 million of gross sales of our common stock available under the 2021 ATM Program and $43.9 million of gross sales of common stock available under the 2019 ATM Program.

Subsequent to September 30, 2024, we entered into forward sale transactions under the 2019 ATM Program for the sale of an additional 500,000 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sale transactions no later than October 14, 2025. Assuming the forward sale transactions are physically settled in full utilizing a net weighted average initial forward sales price of $13.32 per share, we expect to receive net proceeds of approximately $6.7 million, after deducting offering costs, subject to adjustments in accordance with the applicable forward sale transaction.

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

No repurchases of shares of our common stock were made under the share repurchase program during the nine months ended September 30, 2024.

Debt

Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of September 30, 2024 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2024	Rate (1)	Maturity
Revolving credit facility:
2024 revolving credit facility (2)	$149,550	SOFR + 145 bps (3)	June 2028 (4)
Total revolving credit facility	149,550

Term loan facilities:
2016 term loan facility	100,000	5.63% (5)	January 2025
2018 term loan facility	174,500	5.23% (6)	July 2026
Total term loan facilities	274,500
Less: Total unamortized deferred financing fees	(649)
Total term loan facilities, net	273,851

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
2024 series B senior notes	50,000	6.56%	August 2033
Total notes payable	900,000
Less: Total unamortized deferred financing fees	(5,477)
Total notes payable, net	894,523

Mortgage notes payable:
USFS II – Albuquerque	10,137	4.46% (7)	July 2026
ICE – Charleston	10,874	4.21% (7)	January 2027
VA – Loma Linda	127,500	3.59% (7)	July 2027
CBP – Savannah	8,902	3.40% (7)	July 2033
Total mortgage notes payable	157,413
Less: Total unamortized deferred financing fees	(634)
Less: Total unamortized premium/discount	(126)
Total mortgage notes payable, net	156,653

Total debt	$1,474,577
(1)
The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.
(2)
Our $400.0 million senior unsecured revolving credit facility (the “2024 revolving credit facility”) had available capacity of $250.3 million at September 30, 2024 which includes an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
(3)
Our 2024 revolving credit facility is subject to one interest rate swap with an effective date of June 23, 2023 and a notional value of $100.0 million, of which $25.5 million is associated with our 2024 revolving credit facility, to effectively fix the interest rate at 5.46% annually. The spread over the secured overnight financing rate (“SOFR”) is based on our consolidated leverage ratio, as defined in our 2024 revolving credit facility agreement. Additionally, at September 30, 2024, $124.1 million of amounts outstanding under our 2024 revolving credit facility had a floating rate of 4.83% under USD SOFR with a five day lookback.
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
(6)
Our 2018 term loan facility (as amended, our “2018 term loan facility”) is subject to two interest rate swaps with an effective date of June 23 and September 29, 2023 and an aggregate notional value of $200.0 million, of which $174.5 million is associated with our 2018 term loan, to effectively fix the interest rate at 5.23% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
(7)
Effective interest rates are as follows: USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.

On April 1, 2024, we used $8.4 million of available cash to extinguish the mortgage note obligation on VA – Golden.

On August 6, 2024, we used $51.5 million of available cash to extinguish the mortgage note obligation on USCIS – Kansas City.

2024 Senior Note Agreement

On May 29, 2024, we entered into a master note purchase agreement pursuant to which the Operating Partnership agreed to issue and sell an aggregate of up to $200 million of fixed rate, senior unsecured notes (“Senior Notes”) consisting of (i) 6.56% Series A Senior Notes due May 29, 2033 (“Series A Senior Notes”), in an aggregate principal amount of $150.0 million, and (ii) 6.56% Series B Senior Notes due August 14, 2033 (“Series B Senior Notes”), in an aggregate principal amount of $50.0 million. The Series A Senior Notes were issued on May 29, 2024 and the Series B Senior Notes were issued on August 14, 2024. We, together with various subsidiaries of the Operating Partnership, have guaranteed the Series A Senior Notes and the Series B Senior Notes.

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

In connection with the entry into the 2024 Credit Agreement on June 3, 2024, we prepaid all amounts outstanding under and terminated the revolver portion of the 2021 Credit Facility, including all unused commitments. Other than the foregoing, the terms of the 2021 Credit Facility remain unchanged and our 2018 term loan portion of the 2021 Credit Facility remains outstanding. We recognized an aggregate $0.3 million loss on debt extinguishment during the nine months ended September 30, 2024 which is included in Interest expense, net on our Consolidated Statement of Operations.

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

Our 2024 revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2024, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of September 30, 2024 (dollar amounts in thousands):

Debt Capital Structure	September 30, 2024
Total principal outstanding	$1,481,463
Weighted average maturity	4.9 years
Weighted average interest rate	4.6%
% Variable debt	8.4%
% Fixed debt (1)	91.6%
% Secured debt	10.5%
(1)
Our 2016 term loan facility, 2018 term loan facility and $25.5 million of our 2024 revolving credit facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Material Cash Commitments

As of September 30, 2024, we have a commitment through a loan receivable of $52.1 million. As of September 30, 2024 and the date of this filing the outstanding balance of the loan receivable was $32.4 million and $33.8 million, respectively. We expect to fund the remaining commitment through the anticipated maturity of the loan on August 31, 2027, dependent on the borrower's election to use the commitments. For a more complete description of the real estate loan receivable, see Note 5 to the Consolidated Financial Statements.

Other than as described above, during the nine months ended September 30, 2024, there were no material changes to the cash commitment information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of September 30, 2024, we had invested $315.9 million in the JV. As of September 30, 2024, we had committed capital, net of return of over committed capital, to the JV totaling $332.9 million and had a remaining commitment of $8.5 million available. None of the properties owned by the JV are encumbered by mortgage indebtedness.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2024	April 25, 2024	May 9, 2024	May 21, 2024	0.265
Q2 2024	July 17, 2024	August 1, 2024	August 13, 2024	0.265
Q3 2024	October 31, 2024	November 15, 2024	November 27, 2024	0.265
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

Cash Flows

The following table sets forth a summary of cash flows for the nine months ended September 30, 2024 and 2023 (amounts in thousands):

	For the nine months ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$138,082	$96,945
Investing activities	(251,247)	(48,659)
Financing activities	130,433	(32,111)

Operating Activities

We generated $138.1 million and $96.9 million of cash from operating activities during the nine months ended September 30, 2024 and 2023, respectively. Net cash provided by operating activities for the nine months ended September 30, 2024 includes $78.5 million in net cash from rental activities net of expenses, $48.5 million related to the change in tenant accounts receivable, prepaid expenses and other assets, real estate loan interest receivable, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities and $11.1 million related to distributions from investment in unconsolidated real estate venture. Net cash provided by operating activities for the nine months ended September 30, 2023 includes $76.7 million in net cash from rental activities net of expenses, $9.0 million related to distributions from investment in unconsolidated real estate venture and $11.2 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities.

Investing Activities

We used $251.2 million and $48.7 million in cash for investing activities during the nine months ended September 30, 2024 and 2023, respectively. Net cash used in investing activities for the nine months ended September 30, 2024 includes $79.3 million in additions to development properties, $73.5 million in real estate acquisitions and deposits, $40.1 million in investments in unconsolidated real estate venture, $31.5 million in investment in real estate loan receivable, net and $29.0 million in additions to operating properties, offset by $2.0 million in distributions of capital from unconsolidated real estate venture. Net cash used in investing activities for the nine months ended September 30, 2023 includes $20.2 million in additions to operating properties, $17.7 million in investment in unconsolidated real estate venture, $9.8 million in additions to development properties and $1.0 million in real estate acquisitions and deposits.

Financing Activities

We generated $130.4 million and used $32.1 million in cash from financing activities during the nine months ended September 30, 2024 and 2023, respectively. Net cash generated in financing activities for the nine months ended September 30, 2024 includes $200.0 million in note payable issuances, $70.6 million in net draws under our revolving credit facility and $43.4 million in gross proceeds from issuance of shares of our common stock, offset by $86.4 million in dividend payments, $63.2 million in mortgage notes payable repayment, $25.5 million in term loan repayments, $7.8 million in deferred financing costs, and $0.6 million in the payment of offering costs. Net cash used by financing activities for the nine months ended September 30, 2023 includes $83.8 million in dividend payments, $65.5 million in net pay downs under our revolving credit facility, $18.9 million in mortgage notes payable repayment and $0.4 million in the payment of offering costs, offset by $86.5 million in gross proceeds from issuance of shares of our common stock and a $50.0 million delayed draw on our 2018 term loan.

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

The following table sets forth a reconciliation of our net income to FFO and Core FFO for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income	$5,115	$6,081	$14,849	$16,273
Depreciation of real estate assets	23,543	21,995	70,926	67,194
Unconsolidated real estate venture allocated share of above adjustments	1,976	1,887	5,984	5,637
FFO	30,634	29,963	91,759	89,104
Adjustments to FFO:
Loss on extinguishment of debt	2	—	260	14
Provision for credit losses	1,260	—	1,478	—
Natural disaster event expense, net of recovery	7	8	(1)	86
Depreciation of non-real estate assets	252	250	755	751
Unconsolidated real estate venture allocated share of above adjustments	17	17	50	50
Core FFO	32,172	30,238	94,301	90,005

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

Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our significant accounting policies, which utilize relevant critical accounting estimates. See below for our Current Expected Credit Loss (“CECL”) policy subsequent to the adoption of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. During the nine months ended September 30, 2024, there were no other material changes to the discussion of our significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Loan Receivable and Allowance for Credit Losses

The measurement of expected credit losses under the CECL methodology is applicable to our financial assets measured at amortized cost, including loan receivables and certain off-balance sheet credit exposures such as unfunded loan commitments. We adopted this standard on January 1, 2020 and apply this methodology to our loan receivables and off-balance sheet credit exposure. To determine our expected credit losses under CECL we utilize a probability of default (“PD”) and loss given default (“LGD”) methodology. We determined that we have one portfolio segment and reserve for loan losses on an asset-specific basis. We have a limited history of incurred losses and consequently have elected to employ external data to perform our CECL calculation. Our model’s inputs consider a default grade or industry relative default grade associated with the borrower and/or prospective tenant funding the development to determine an appropriate default risk and allowance for credit loss under the PD and LGD methodology. If a reserve is recorded, the allowance is increased as a provision for credit losses and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash or via ownership control of the underlying collateral in full. The allowance for loan losses reflects management's estimate of loan losses as of the balance sheet date. For more information on the measurement of expected credit losses with respect to our real estate loan receivable, see Note 5 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. We manage and may continue to manage our market risk on variable rate debt by entering into swap arrangements to, in effect, fix the rate on all or a portion of the debt for varying periods up to maturity. This in turn, reduces the risks of variability of cash flows created by variable rate debt and mitigates the risk of increases in interest rates. Our objective when undertaking such arrangements is to reduce our floating rate exposure and we do not intend to enter into hedging arrangements for speculative purposes. For more information on our interest rate swaps, see Note 7 to the Consolidated Financial Statements.

As of September 30, 2024, $1.4 billion, or 91.6% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $124.1 million, or 8.4%, had variable interest rates based on SOFR. If market interest rates on our variable rate debt fluctuate by 25 basis points, our interest expense would increase or decrease, depending on rate movement, by $0.3 million annually.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q:

Exhibit	Exhibit Description

3.1

Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2

Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.3

First Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 27, 2019 and incorporated herein by reference)

3.4

Second Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 20, 2021 and incorporated herein by reference)

4.1

Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.1

Eighth Amendment to Term Loan Agreement, dated as of July 15, 2024, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and a Lender, and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q on July 31, 2024 and incorporated herein by reference)

10.2

Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of July 15, 2024, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and PNC Bank, National Association, as Co-Syndication Agents, BMO Harris Bank, N.A., Raymond James Bank, Royal Bank of Canada and Truist Bank, as Co-Documentation Agents, and Citibank, N.A., Wells Fargo Securities, LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Running Managers (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q on July 31, 2024 and incorporated herein by reference)

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

Easterly Government Properties, Inc.

Date: November 5, 2024	/s/ Darrell W. Crate
Darrell W. Crate
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2024	/s/ Allison E. Marino
Allison E. Marino
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)