Form 10-K
period 2024-12-31
Easterly Government Properties, Inc.
filed 2025-02-25
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2024

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

The number of shares of Registrant’s common stock outstanding as of February 18, 2025 was 107,970,559.

As of June 30, 2024, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $1.19 billion based on the closing sale price of $12.37 as reported on the New York Stock Exchange on June 28, 2024. For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

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

We are an internally managed real estate investment trust, or REIT, focused primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate over 90% of our revenue by leasing our properties to such agencies either directly or through the U.S. General Services Administration (“GSA”). Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation.

We focus primarily on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We may also consider other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of December 31, 2024, we wholly owned 90 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States encompassing approximately 9.7 million leased square feet (9.2 million pro rata), including 92 operating properties that were leased primarily to U.S. Government tenant agencies, four operating properties leased to tenant agencies of a U.S. state or local government and three operating properties that were entirely leased to private tenants. As of December 31, 2024, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of our operating partnership and owned approximately 95.2% of the aggregate limited partnership interests in our operating partnership, which we refer to herein as common units, as of December 31, 2024. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of office and other commercial properties, including properties leased to the U.S. Government, through the following competitive strengths:

•
High Quality Portfolio Leased to Mission-Critical U.S. Government Agencies. We focus primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve mission-critical functions and are of high importance within the hierarchy of these agencies. These properties generally meet our investment criteria, which targets major federal buildings of Class A construction that are less than 20 years old, or have undergone a substantial renovation-to-suit for the tenant agency, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, are in strategic locations to facilitate the tenant agency’s mission, include build-to-suit features. As of December 31, 2024, the weighted average age of our wholly owned and unconsolidated operating properties was approximately 15.7 years based on the date the property was built or renovated-to-suit, where applicable, and the weighted average remaining lease term was approximately 10.0 years.
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
•
Experienced and Aligned Management Team. Our senior management team has a proven track record of sourcing, acquiring, developing and managing properties leased to government agencies. For example, our senior management team has collectively been responsible for the acquisition of an aggregate of approximately 10.0 million square feet of U.S. Government, state, local and private-leased properties, of which 1.2 million square feet was acquired through the JV and approximately 1.4 million aggregate square feet was internally developed. We believe that our management expertise provides us with a significant advantage over our competitors when pursuing acquisition opportunities and engaging U.S. Government agencies in property development opportunities and provides us with superior property management and tenant service capabilities.
•
Access to Acquisition Opportunities with an Active Pipeline. Our senior management team has an extensive network of longstanding relationships with owners, specialized developers, leasing brokers, lenders and other participants in the government-leased property market. Our team seeks to leverage these relationships to access a wide variety of sourcing opportunities, frequently resulting in the acquisition of properties that were not broadly marketed. In addition, we maintain a proprietary database that tracks buildings encompassing approximately 96.7 million rentable square feet and includes substantially every major U.S. Government-leased property that meets our investment criteria as well as information about the building’s ownership. This proprietary database incorporates recent updates to the GSA inventory and the portfolio of VA leased assets across the United States. We believe that our longstanding industry relationships, coupled with our proprietary database, improve our ability to source and execute attractive acquisition opportunities. Further, these factors enable us to effectively initiate transactions with property owners who may not currently be seeking to sell their property, which we believe gives us a competitive advantage over others bidding in broadly marketed transactions.
•
Extensive Development Experience with U.S. Government-Leased Properties. Our senior management team has developed projects comprising approximately 4.6 million square feet, including 40 build-to-suit projects for the U.S. Government as well as other corporate tenants. In the aggregate, our senior management team has developed 23 projects for the GSA and U.S. Government agencies. Development of government projects, particularly build-to-suit projects, requires expertise in GSA and other U.S. Government requirements and the needs of tenant agencies. Since 1994, members of our senior management team have developed an average of approximately 46,000 square feet per year of U.S. Government-leased build-to-suit properties. We believe that our thorough understanding of the U.S. Government’s procurement processes and standards, our longstanding relationships with the GSA and other agencies of the U.S. Government, and our differentiated capabilities enable us to continue to compete effectively for U.S. Government development opportunities.

•
Value-Enhancing Asset Management. Our management team focuses on the efficient management of our properties and on improvements to our properties that enhance their value for a tenant agency and improve the likelihood of lease renewal. We work in close partnership with the U.S. Government tenant agencies to manage the construction of specialized, agency-specific design enhancements. These highly tailored build-outs substantially increase the likelihood of the tenant agency’s renewal and also typically generate a construction management fee paid by the tenant agency to us in the amount of approximately 10% of the actual cost of construction. We also seek to reduce operating costs at all of our properties, often by implementing energy efficiency programs. Our asset management team also conducts frequent audits of each of our properties in concert with the U.S. Government tenant agency to keep each facility in optimal condition, allow the tenant agency to better perform its stated mission and help to position us as a partner of choice for the U.S. Government and its tenant agencies.
•
Growth-Oriented Capital Structure. Our capital structure provides us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through four underwritten public offerings of our common stock and sales of our common stock under our at-the-market equity offering programs (“ATM Programs”). Additionally, during 2021, we formed the JV with a leading global investor to acquire a portfolio of properties, in which we own a 53% interest. During the year ended December 31, 2024, we received net proceeds of $71.1 million through the issuance of 5,491,217 shares of our common stock under our ATM Programs. All shares were issued in settlement of previously entered into forward sale transactions in connection with the ATM Programs. As of December 31, 2024, there were no unsettled shares outstanding under our ATM Programs, and we had the capacity to issue an additional $315.4 million under such programs. As of December 31, 2024, we had total indebtedness of approximately $1.6 billion, including borrowings of approximately $274.6 million outstanding under our $400.0 million senior unsecured revolving credit facility.

Business & Growth Strategies

Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We pursue the following strategies to achieve these goals:

•
Pursue Attractive Acquisition Opportunities. We seek to pursue strategic and disciplined acquisitions of properties that we believe are directly and indirectly essential to the mission of select government agencies and that, in many cases, contain agency-specific design enhancements that allow each tenant agency to better satisfy its mission. We target for acquisition primarily major federal buildings of Class A construction that are less than 20 years old, or have undergone substantial renovation-to-suit for the tenant agency, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, and are in strategic locations to facilitate the tenant agency’s mission and include build-to-suit features.
•
Develop Build-to-Suit U.S. Government Properties. We target attractive opportunities to develop build-to-suit properties for the benefit of certain U.S. Government agencies. As U.S. Government agencies expand, they often require additional space tailored specifically to their needs, which may not be available in the agency’s target market and therefore require new construction. The U.S. Government has historically solicited proposals to develop and lease such properties to the agency, rather than developing and owning the property itself. We expect to bid for those property development opportunities published by the GSA or the relevant U.S. Government agency, as well as seeking other potential development opportunities that suit our investment criteria.
•
Renew Existing Leases at Positive Spreads. We seek to renew leases at our U.S. Government-leased properties at positive spreads upon expiration. Upon lease renewal, U.S. Government rental rates have historically reset based on a number of factors, including inflation, the replacement cost of the building at the time of renewal and enhancements to the property since the date of the prior lease. During the term of a U.S. Government lease, we work in close partnership with the tenant agency to implement improvements at our properties to enhance the U.S. Government tenant agency’s ability to perform its stated mission, thereby increasing the importance of the building to the tenant agency and the probability of an increase in rent upon lease renewal.
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

Employees and Human Capital

As of December 31, 2024, we had 50 employees, including 34 employees based in our corporate headquarters in Washington, D.C. and 16 employees based in other locations throughout the United States. None of our employees are represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

From the top down, including our board of directors and senior management team, we are committed to cultivating an inclusive company culture that attracts top talent and creates an environment that fosters collaboration, innovation and a variety of perspectives, while providing professional development opportunities and training. Our human capital objectives include identifying, recruiting, retaining, developing, incentivizing and integrating our existing and prospective employees. To further these objectives, we have established a number of policies and programs and undertaken various initiatives, including:

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
•
Employee Retention, Compensation and Benefits. We value employee retention and actively seek to promote from within our company. We maintain cash- and equity-based compensation programs designed to attract, retain and motivate our employees based on merit and their contributions.
•
Employee Health and Safety. We recognize the importance of the health, safety and environmental well-being of our employees, and are committed to providing and maintaining a healthy work environment. We offer a comprehensive benefits program as well as a 401(k) with a matching employer contribution, flexible spending accounts, remote work policies, income protection through our sick pay, salary continuation and long term disability policies, paid vacation, paid maternity, paternity and adoption leave and holiday and personal days to balance work and personal life.

Significant Tenants

As of December 31, 2024, our U.S. Government tenant agencies accounted for 93.3% of our annualized lease income. For further information on the composition of our tenant base, see Item 2, “Properties.”

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

Environmental, Social and Corporate Governance

We are committed to sustainability and continually seek to improve our environmental responsibility initiatives, efforts, programs and policies. We have an in-house committee, comprised of employees and members of senior management, that meets regularly to identify, initiate, and monitor sustainable practices in all aspects of our business for the benefit of our tenants, shareholders, employees, and the community at large. In 2024, we published our third annual Environmental, Social, and Governance (“ESG”) report which included information on our progress towards meeting our previously announced environmental and social goals as well as an update to our alignment with five United Nations Sustainable Development Goals. These goals aim to help reduce our greenhouse gas emissions and address climate change performance.

The U.S. Government maintains “green lease” policies that include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the many factors it considers when leasing property and we continue to partner with the GSA to promote sustainability. In 2023, we were recognized as a Premier Member of the EPA’s ENERGY STAR Certification Nation as well as a Silver Level Green Lease Leader by the Department of Energy’s Better Building Alliance. For the 2024 certification year, we had 19 ENERGY STAR certified buildings. Additionally, over 45% of our assets have achieved at least one sustainability related certification such as ENERGY STAR, LEED, or Green Globes.

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

Corporate Headquarters

Our principal executive offices are located at 2001 K Street NW, Suite 775 North, Washington, DC 20006, and our telephone number is 202-595-9500.

Available Information

Our website address is www.easterlyreit.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. To access these filings, go to the “Financials” portion of our “Investor Relations” page on our website, and then click on “SEC Filings.” In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at http://www.sec.gov.

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

Risks Related to our Business and Operations

We depend on the U.S. Government and its agencies for over 90% of our revenues and any failure by the U.S. Government and its agencies to perform their obligations under their leases or renew their leases upon expiration could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2024, our U.S. Government tenant agencies accounted for 93.3% of our annualized lease income. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Due to such concentration, any failure by the U.S. Government to perform its obligations under its leases or a failure to renew its leases upon expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected properties are leased, and could decrease the ultimate value of the affected property upon sale and have a material adverse effect on our business, financial condition and results of operations. In addition, as part of ongoing efforts to reduce waste, the U.S. Government and the GSA are reaching out to all tenant agencies to see if there are opportunities to reduce space usage.

We may be unable to renew leases or lease vacating space on favorable terms or at all as leases expire, which could adversely affect our business, financial condition and results of operations.

As of December 31, 2024, leases representing approximately 15.4% of our total annualized lease income and approximately 15.8% of the square footage of the properties in our portfolio will expire by the end of 2027. We may be unable to renew such expiring leases or our properties may not be released at net effective rental rates equal to or above the current average net effective rental rates.

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

As of December 31, 2024, we had two properties under development. We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit renovations for existing U.S. Government tenant agencies and new developments for anticipated tenant agencies and, as a result, will be subject to certain risks, which could adversely affect us, including our business, financial condition and results of operations. These risks include:

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

As of December 31, 2024, three of our U.S. Government tenant agencies, the Department of Veteran Affairs (“VA”), Federal Bureau of Investigation (“FBI”), and Drug Enforcement Administration (“DEA”), accounted for an aggregate of approximately 44.9% of our total leased square feet and an aggregate of approximately 51.4% of our total annualized lease income. Each U.S. Government agency has its own customs, procedures, culture, needs and mission, which translate into different requirements for its leased space, and we work with the tenant agency to design and construct specialized, agency-specific enhancements. In addition, under the terms of our GSA leases, the GSA generally has the right to designate another U.S. Government agency to occupy all or a portion of the leased property. The recent change in the Administration of the U.S. Government may also add uncertainty to future plans for the structure, mission, or leasing requirements of any one of our U.S. Government tenant agencies. A change in the mission of any one of these agencies, a significant reduction in the agency’s workforce, a relocation of personnel resources, other internal reorganization or a change in the tenant agency occupying the leased space, could affect our lease renewal opportunities and have a material adverse effect on our business, financial condition and results of operations.

Some of our leases with U.S. Government tenant agencies permit the tenant agency to vacate the property and discontinue paying rent prior to their lease expiration date.

Some of our leases are currently in the soft-term period of the lease and tenants under such leases have the right to vacate their space during a specified period before the stated terms of their leases expire. Tenants occupying approximately 5.8% of our leased square feet and contributing approximately 5.2% of our annualized lease income (in each case, as of December 31, 2024) currently have exercisable rights to terminate their leases before the stated soft-term of their lease expires. For fiscal policy reasons, security concerns or other reasons, some or all of our U.S. Government tenant agencies under leases within the soft-term period may decide to exercise their termination rights before the stated term of their lease expires. Due to such concentration, any failure by the U.S. Government to perform its obligations under its leases or a failure to renew its leases upon expiration, including as part of ongoing cost-cutting initiatives undertaken by the new Administration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected properties are leased, and could decrease the ultimate value of the affected property upon sale and have a material adverse effect on our business, financial condition and results of operations.

We currently have a concentration of properties located in California and are exposed to changes in market conditions and natural disasters in this state.

Eighteen of our properties are located in California, accounting for approximately 14.2% of our total leased square feet and approximately 18.7% of our total annualized lease income as of December 31, 2024. As a result of this concentration, a material portion of our portfolio may be exposed to the effects of economic and real estate conditions in California markets, such as the supply of competing properties, general levels of employment and economic activity. In addition, historically, California has been vulnerable to natural disasters, such as earthquakes, wildfires, floods and mudslides. To the extent that weak economic conditions, real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

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

As a result of climate change, we may also experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to, or decreased demand for, our properties, increases in the cost of insurance for our properties located in the areas affected by these conditions and impacts to our ability to lease, develop or dispose of our properties. Should the impact of climate change be material in nature, our business, financial condition or results of operations would be adversely affected.

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

Under our leases, including our leases with U.S. Government tenant agencies, we retain certain obligations with respect to the property, including, among other things, the responsibility for maintenance and repair of the property, the provision of adequate parking, maintenance of common areas, responsibility for capital improvements such as roof replacement and major structural improvements and compliance with other affirmative covenants in the lease. The expenditure of any sums in connection therewith will reduce the cash available for distribution and may require us to fund deficits resulting from operating a property. No assurance can be given that we will have funds available to make such repairs or improvements. In addition, risks beyond our control, such as weather, labor conditions, material shortages caused by supply chain disruptions, or inflationary price increases for materials, could lead to cost overruns and untimely completion of projects. On February 1, 2025, President Donald J. Trump announced tariffs on imports from Canada, Mexico and China, and President Trump has expressed a strong desire to impose new, or further increase other existing tariffs. The ultimate impact of the announced tariffs and any future tariffs will depend on various factors, including if such tariffs are ultimately implemented, the timing of implementation and the amount, scope and nature of such tariffs. If we were to fail to meet these obligations, then the applicable tenant could abate rent or terminate the applicable lease, which may result in a loss of capital invested and reduce our anticipated profits which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Capital and credit market conditions may adversely affect our access to various sources of capital or financing or the cost of capital, which could impact our business activities, dividends, earnings and common stock price, among other things.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use external financing to fund acquisition, development and renovation activities. As of December 31, 2024, we had total indebtedness of approximately $1.6 billion, including approximately $274.6 million outstanding under our $400.0 million senior unsecured revolving credit facility, which we refer to as our 2024 revolving credit facility, $174.5 million outstanding under our $200.0 million senior unsecured term loan facility, which we refer to as our 2018 term loan facility, $100.0 million outstanding under our $100.0 million senior unsecured term loan facility, which we refer to as our 2016 term loan facility, $175.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2017 senior unsecured notes, $275.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2019 senior unsecured notes, $250.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2021 senior unsecured notes and $200.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2024 senior unsecured notes. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and renovation activities or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out a smaller percentage of our taxable income (subject to the annual distribution requirements applicable to REITs under the Internal Revenue Code of 1986, as amended (the “Code”)). To the extent that we are able or choose to access capital at a higher cost than we have experienced in recent years, as reflected in higher interest rates for debt financing or a lower stock price for equity financing, our earnings per share and cash flow could be adversely affected. In addition, the price of common stock may fluctuate significantly or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

Some of our properties are, and may be adjacent to or near, other properties used for industrial or commercial purposes. These properties may have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Releases from these properties could impact our properties.

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

Debt investments could cause us to incur expenses, which could adversely affect our results of operations.

We have made a construction loan to a third party developer to fund a property under development and may make similar loans in the future. Some of these instruments may have some recourse to their borrower, while others may be limited to the collateral securing the loan. In the event of a default under these obligations, if applicable, we may elect to take possession of the collateral securing these interests. Borrowers may contest our enforcement actions, including, foreclosure, assignment in lieu of foreclosure or other remedies. In addition, borrowers may seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the underlying properties may prevent us from realizing an amount equal to our investment upon foreclosure or other remedies even if we make substantial improvements or repairs to maximize such properties' investment potential.

We cannot be certain that our estimate of future credit losses will be adequate over time because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. The ultimate resolutions may differ from our expectation, and we could suffer losses that would have a material adverse effect on our financial performance, the trading price of our securities and our ability to pay dividends and distributions.

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

We may need to borrow funds or dispose of assets to meet our distribution requirements. In order for us to continue to qualify as a REIT, we are required to make annual distributions generally equal to at least 90% of our taxable income, computed without regard to the dividends paid deduction and excluding net capital gain. In addition, as a REIT, we will be subject to U.S. federal income tax to the extent that we distribute less than 100% of our taxable income (including capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified by the Code. Under some circumstances, we may be required to pay distributions in excess of cash available for distribution in order to meet these distribution requirements or to avoid or minimize the imposition of tax, and we may need to borrow funds or dispose of assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, pay dividends in the form of “taxable stock dividends” or find another alternative source of funds to make such distributions, which could have a material adverse effect on our financial condition, results of operations, cash flow and the trading price of our common stock.

Our subsidiaries may be prohibited from making distributions and other payments to us.

All of our properties (including our share of properties held through the JV) are owned, and all of our operations are conducted by our operating partnership and our other subsidiaries. As a result, we depend on distributions and other payments from our operating partnership and our other subsidiaries in order to satisfy our financial obligations and make payments to our investors. The ability of our subsidiaries to make such distributions and other payments depends on their earnings and cash flow and may be subject to statutory or contractual limitations. As an equity investor in our subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of such subsidiaries’ debt or other obligations that are senior to our claims.

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

In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals (as defined in the Code to include certain entities such as private foundations) at any time during the last half of any taxable year (beginning with our second taxable year as a REIT). In order to help us qualify as a REIT, our charter generally prohibits any person or entity from actually owning or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, (i) more than 7.1% (in value or in number of shares, whichever is more restrictive) of the issued and outstanding shares of any class or series of our stock or (ii) more than 7.1% in value of the aggregate of the outstanding shares of all classes and series of our stock (the “ownership limits”). Our charter also prohibits the owners of 50% or more of any historic REIT affiliated with Easterly Partners, LLC and its consolidated subsidiaries (each, an “Easterly Fund REIT”), from which our operating partnership acquired 15 properties in connection with our initial public offering in 2015, from owning 50% or more of us, applying certain attribution of ownership rules. This limitation is intended to prevent us from being treated as a successor of any such REIT. These ownership restrictions may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of our common stock.

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

As permitted by the MGCL, our board of directors has adopted a resolution exempting any business combinations between us and any other person or entity from the business combination provisions of the MGCL. Our bylaws provide that this resolution or any other resolution of our board of directors exempting any business combination from the business combination provisions of the MGCL may only be revoked, altered or amended, and our board of directors may only adopt any resolution inconsistent with any such resolution (including an amendment to that bylaw provision), which we refer to as an opt-in to the business combination provisions, with the affirmative vote of a majority of the votes cast on the matter by holders of outstanding shares of our common stock. In addition, as permitted by the MGCL, our bylaws contain a provision exempting from the control share acquisition provisions of the MGCL any and all acquisitions by any person of shares of our stock. This bylaw provision may be amended, which we refer to as an opt-in to the control share acquisition provisions, only with the affirmative vote of a majority of the votes cast on such an amendment by holders of outstanding shares of our common stock.

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

We may decide to change our investment strategy without stockholder approval and seek to acquire and develop properties that are not leased to U.S. Government agencies that serve essential functions. Any change to our investment strategy, including the making of investments outside our target market, could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2024, we had total indebtedness of approximately $1.6 billion including approximately $274.6 million outstanding under our revolving credit facility, $274.5 million outstanding in the aggregate under our 2018 term loan facility and our 2016 term loan facility and $900.0 million in the aggregate under our 2017 senior unsecured notes, 2019 senior unsecured notes, 2021 senior unsecured notes and 2024 senior unsecured notes. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Code. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

If any one of these events were to occur, our financial condition, results of operations, cash flow and the trading price of our common stock could be adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

We may be unable to refinance current or future indebtedness on favorable terms, if at all.

We may be unable to refinance existing debt on terms as favorable as the terms of existing indebtedness, or at all, including as a result of increases in interest rates or a decline in the value of our portfolio or portions thereof. If, at the time of any refinancing of outstanding debt, prevailing interest rates or other factors result in a higher interest rate on the refinanced indebtedness compared to the existing indebtedness to be refinanced, the increase in interest expense would adversely affect our cash flows, and consequently, cash available for distribution to our stockholders. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds from other capital transactions, such as new equity capital, our operating cash flow will not be sufficient in all years to repay all maturing debt. As a result, certain of our other debt may cross-default, we may be forced to postpone capital expenditures necessary for the maintenance of our properties, we may have to dispose of one or more properties on terms that would otherwise be unacceptable to us or we may be forced to allow the mortgage holder to foreclose on a property. We also may be forced to limit distributions and may be unable to meet the REIT distribution requirements imposed by the Code. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our business, financial condition and results of operations and could adversely affect our ability to make distributions to our stockholders.

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

Certain mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. As of December 31, 2024, we had $156.3 million of combined United States property mortgages and other secured debt. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants and our senior unsecured revolving credit facility, our senior unsecured term loan facilities, our senior unsecured notes, and other future debt may, require us to maintain various financial ratios. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. Early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2024, we had $249.1 million of outstanding consolidated debt that, pursuant to the documentation governing such debt, bears interest at variable rates, and we expect that we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under the applicable governing documents, increase the cost of refinancing such debt or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which could adversely affect us.

As of December 31, 2024, we had five interest rate swaps in place with an aggregate notional value of $300.0 million to mitigate our exposure to fluctuations in short term interest rates and fix the interest rate on our 2016 term loan facility, 2018 term loan facility and a portion of our revolving credit facility. We may continue, in a manner consistent with our qualification as a REIT, to seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. Such hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

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

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. Sales of a substantial number of shares of our common stock in the public market, the issuance of substantial additional shares or the perception that such sales or issuances might occur could materially adversely affect the market price of the shares of our common stock. Some of the potential share issuances that may adversely affect the market price of the shares of our common stock could include: the exchange of our common units in our operating partnership for our common stock, the granting, exercise or vesting of any options, restricted stock or restricted stock units or long-term incentive units in our operating partnership granted or that may be granted to certain directors, executive officers and other employees under our 2024 Equity Incentive Plan, as amended, and other issuances of our common stock or our operating partnership’s securities exchangeable for or convertible into our common stock. Under a registration statement we have filed with the SEC, we may also offer, from time to time, equity securities (including common or preferred stock) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. No prediction can be made about the effect that future sales of our common stock will have on the market price of our shares of common stock. In addition, future sales by us of our common stock may be dilutive to existing stockholders.

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

In addition to our multidisciplinary management team, we rely on our internal audit function in collaboration with a third-party information security service provider to lead our cybersecurity risk assessment and management processes and oversee their implementation and maintenance. We have a longstanding relationship with our third-party information security service provider, which includes services from our contracted Chief Technology Officer. The contracted Chief Technology Officer has approximately 16 years of information technology experience, including nine years in the finance and real estate sectors, and our Head of Internal Audit, has approximately 31 years of audit experience, including 21 years in the real estate and financial services sectors.

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

Item 2. Properties

As of December 31, 2024, we wholly owned 90 operating properties and ten operating properties through the JV in the United States encompassing approximately 9.7 million leased square feet (9.2 million pro rata), including 92 operating properties that were leased to U.S. Government tenant agencies, four operating properties leased to tenant agencies of a U.S. state or local government and three operating properties leased entirely to private tenants. In addition, we wholly owned two properties under development that we expect to encompass approximately 0.2 million leased square feet upon completion. As of December 31, 2024, our operating properties were 97% leased with a weighted average annualized lease income per leased square foot of $35.60 ($35.22 pro rata) and a weighted average age of approximately 15.7 years based on the date the property was built or renovated-to-suit, where applicable. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2024, and it includes properties held by the JV:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,850,124	4.9%	$51.43
USCIS - Kansas City (3)	Lee's Summit, MO	O	2025 - 2042	403,178	10,007,859	2.9%	24.82
JSC - Suffolk	Suffolk, VA	SF	2028	403,737	8,503,831	2.5%	21.06
Various GSA - Chicago	Des Plaines, IL	O	2026	188,768	7,789,151	2.2%	41.26
IRS - Fresno	Fresno, CA	O	2033	180,481	6,972,352	2.0%	38.63
Various GSA - Portland (4)	Portland, OR	O	2025 - 2039	205,478	6,927,716	2.0%	33.72
Various GSA - Buffalo (5)	Buffalo, NY	O	2025 - 2039	273,678	6,893,503	2.0%	25.19
FBI - Salt Lake	Salt Lake City, UT	SF	2032	169,542	6,789,358	2.0%	40.05
VA - San Jose	San Jose, CA	OC	2038	90,085	5,819,576	1.7%	64.60
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,796,626	1.7%	34.18
FBI - Tampa	Tampa, FL	SF	2040	138,000	5,314,469	1.5%	38.51
FBI - San Antonio	San Antonio, TX	SF	2025	148,584	5,206,053	1.5%	35.04
FDA - Alameda	Alameda, CA	L	2039	69,624	4,966,674	1.4%	71.34
FBI / DEA - El Paso	El Paso, TX	SF	2028	203,683	4,727,462	1.4%	23.21
PTO - Arlington	Arlington, VA	SF	2035	190,546	4,683,980	1.4%	24.58
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,652,852	1.3%	22.12
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,399,697	1.3%	24.11
FDA - Lenexa	Lenexa, KS	L	2040	59,690	4,333,387	1.3%	72.60
ICE - Dallas (6)	Irvine, TX	SF	2032 / 2040	129,046	4,090,572	1.2%	31.70
FBI - Pittsburgh	Pittsburgh, PA	SF	2027	100,054	4,079,780	1.2%	40.78
VA - South Bend	Mishakawa, IN	OC	2032	86,363	4,026,610	1.2%	46.62
FBI - New Orleans	New Orleans, LA	SF	2029	137,679	3,968,050	1.1%	28.82
FBI - Omaha	Omaha, NE	SF	2044	112,196	3,959,898	1.1%	35.29
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,904,639	1.1%	28.36
VA - Mobile	Mobile, AL	OC	2033	79,212	3,798,371	1.1%	47.95
FBI - Birmingham	Birmingham, AL	SF	2042	96,278	3,692,036	1.1%	38.35
FBI - Knoxville	Knoxville, TN	SF	2025	99,130	3,629,035	1.0%	36.61
FBI - Albany	Albany, NY	SF	2036	69,476	3,591,446	1.0%	51.69
EPA - Kansas City	Kansas City, KS	L	2043	55,833	3,589,765	1.0%	64.29
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,553,436	1.0%	36.00
DOT - Lakewood	Lakewood, CO	O	2039	116,046	3,416,355	1.0%	29.44
ICE - Charleston	North Charleston, SC	SF	2027	65,124	3,373,468	1.0%	51.80
VA - Chico	Chico, CA	OC	2034	51,647	3,341,875	1.0%	64.71
FBI - Richmond	Richmond, VA	SF	2041	96,607	3,334,875	1.0%	34.52
JUD - Del Rio	Del Rio, TX	C	2041	89,880	3,291,972	1.0%	36.63
FBI - Mobile	Mobile, AL	SF	2029	76,112	3,262,209	0.9%	42.86
FBI - Little Rock	Little Rock, AR	SF	2041	102,377	3,237,405	0.9%	31.62
DEA - Sterling	Sterling, VA	L	2038	57,692	3,222,788	0.9%	55.86
DEA - Vista	Vista, CA	L	2035	52,293	3,147,780	0.9%	60.20
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,142,255	0.9%	47.03
VA - Orange	Orange, CT	OC	2034	56,330	2,998,139	0.9%	53.22

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
VA - Indianapolis	Brownsburg, IN	OC	2041	80,000	2,980,495	0.9%	37.26
ICE - Albuquerque	Albuquerque, NM	SF	2027	71,100	2,841,105	0.8%	39.96
JUD - El Centro	El Centro, CA	C	2034	43,345	2,814,240	0.8%	64.93
SSA - Charleston	Charleston, WV	O	2029	110,000	$2,805,454	0.8%	$25.50
DEA - Dallas Lab	Dallas, TX	L	2038	49,723	2,798,999	0.8%	56.29
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,779,748	0.8%	65.44
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,761,612	0.8%	54.17
NARA - Broomfield	Broomfield, CO	W	2032	161,730	2,690,321	0.8%	16.63
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,627,473	0.8%	31.40
DHS - Atlanta (7)	Atlanta, GA	SF	2031 - 2038	91,185	2,579,815	0.7%	28.29
USAO - Louisville	Louisville, KY	SF	2031	60,000	2,540,094	0.7%	42.33
JUD - Charleston	Charleston, SC	C	2040	52,339	2,518,931	0.7%	48.13
JUD - Jackson	Jackson, TN	C	2043	75,043	2,403,192	0.7%	32.02
IRS - Ogden	Ogden, UT	W	2029	100,000	2,352,291	0.7%	23.52
CBP - Savannah	Savannah, GA	L	2033	35,000	2,289,518	0.7%	65.41
DEA - Dallas	Dallas, TX	SF	2041	71,827	2,272,075	0.7%	31.63
Various GSA - Cleveland (8)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,245,513	0.6%	36.58
NWS - Kansas City	Kansas City, MO	SF	2033	94,378	2,155,680	0.6%	22.84
DEA - Santa Ana	Santa Ana, CA	SF	2029	39,905	2,019,910	0.6%	50.62
NPS - Omaha	Omaha, NE	SF	2029	62,772	1,891,182	0.5%	30.13
DEA - North Highlands	Sacramento, CA	SF	2033	37,975	1,885,075	0.5%	49.64
GSA - Clarksburg	Clarksburg, WV	O	2039	70,495	1,880,219	0.5%	26.67
VA - Golden	Golden, CO	W	2026	56,753	1,782,038	0.5%	31.40
JUD - Newport News	Newport News, VA	C	2033	35,005	1,676,464	0.5%	47.89
ICE - Orlando	Orlando, FL	SF	2040	49,420	1,668,211	0.5%	33.76
USCG - Martinsburg	Martinsburg, WV	SF	2027	59,547	1,624,577	0.5%	27.28
JUD - Aberdeen	Aberdeen, MS	C	2025	46,979	1,577,074	0.5%	33.57
VA - Charleston	North Charleston, SC	W	2040	97,718	1,504,645	0.4%	15.40
DEA - Albany	Albany, NY	SF	2042	31,976	1,407,704	0.4%	44.02
USAO - Springfield	Springfield, IL	SF	2038	43,600	1,391,454	0.4%	31.91
JUD - Council Bluffs	Council Bluffs, IA	C	2041	28,900	1,367,675	0.4%	47.32
DEA - Riverside	Riverside, CA	SF	2032	34,354	1,321,949	0.4%	38.48
DEA - Birmingham	Birmingham, AL	SF	2038	35,616	1,256,899	0.4%	35.29
HSI - Orlando	Orlando, FL	SF	2036	27,840	1,075,437	0.3%	38.63
SSA - Dallas	Dallas, TX	SF	2035	27,200	1,069,445	0.3%	39.32
JUD - South Bend	South Bend, IN	C	2027	30,119	802,002	0.2%	26.63
ICE - Louisville	Louisville, KY	SF	2036	17,420	657,841	0.2%	37.76
DEA - San Diego	San Diego, CA	W	2032	16,100	561,172	0.2%	34.86
DEA - Bakersfield	Bakersfield, CA	SF	2038	9,800	493,373	0.1%	50.34
SSA - San Diego	San Diego, CA	SF	2032	10,059	452,386	0.1%	44.97
ICE - Otay	San Diego, CA	O	2027	7,434	261,222	0.1%	35.14
Subtotal				7,858,905	$278,371,939	80.4%	$35.42

Wholly Owned State and Local Government Leased Property
Wake County III - Cary (9)	Cary, NC	O	2027 / 2034	113,722	3,555,902	1.0%	$31.27
CA - Anaheim	Anaheim, CA	O	2033 / 2034	95,273	3,364,379	1.0%	$35.31
Wake County II - Cary	Cary, NC	O	2034	98,340	2,953,908	0.9%	$30.04
Wake County I - Cary	Cary, NC	O	2034	75,401	2,254,676	0.7%	$29.90
Subtotal				382,736	$12,128,865	3.6%	$31.69
Wholly Owned Privately Leased Property
Northrop Grumman - Dayton	Beavercreek, OH	SF	2029	99,246	2,579,090	0.7%	$25.99
Northrop Grumman - Aurora	Aurora, CO	SF	2032	104,136	2,368,386	0.7%	$22.74
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W	2028	70,078	412,024	0.1%	$5.88
Subtotal				273,460	$5,359,500	1.5%	$19.60

Wholly Owned Properties Total / Weighted Average				8,515,101	295,860,304	85.5%	$34.75

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - Phoenix (10)	Phoenix, AZ	OC	2042	257,294	$10,781,681	3.1%	$41.90
VA - San Antonio (10)	San Antonio, TX	OC	2041	226,148	9,308,441	2.7%	41.16
VA - Jacksonville (10)	Jacksonville, FL	OC	2043	193,100	7,372,700	2.1%	38.18
VA - Chattanooga (10)	Chattanooga, TN	OC	2035	94,566	4,385,607	1.3%	46.38
VA - Lubbock (10)(11)	Lubbock, TX	OC	2040	120,916	4,251,052	1.2%	35.16
VA - Marietta (10)	Marietta, GA	OC	2041	76,882	3,958,402	1.1%	51.49
VA - Birmingham (10)	Irondale, AL	OC	2041	77,128	3,192,361	0.9%	41.39
VA - Corpus Christi (10)	Corpus Christi, TX	OC	2042	69,276	2,947,359	0.9%	42.55
VA - Columbus (10)	Columbus, GA	OC	2042	67,793	2,917,896	0.8%	43.04
VA - Lenexa (10)	Lenexa, KS	OC	2041	31,062	1,349,757	0.4%	43.45
				1,214,165	$50,465,256	14.5%	$41.56

Total / Weighted Average				9,729,266	$346,325,560	100.0%	$35.60

Total / Weighted Average at Easterly's Share				9,158,607	$322,606,890		$35.22
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
(9)
A private tenant occupies 37,858 leased square feet.
(10)
We own 53.0% of the property through the JV.
(11)
Asset is subject to a ground lease where the JV is the lessee.

Our assets are located throughout the United States. The following table sets forth the geographic diversification of our operating properties, by market, based on the GSA’s definition of regions, as of December 31, 2024, and it includes properties held by the JV:

Location	Market	Number of Properties	Number of Leases	Leased Square Feet	Percentage of Total Leased Square Feet	Percent Leased	Annualized Lease Income	Percentage of Total Annualized Lease Income
State
California	Pacific Rim	18	22	1,385,660	14.2%	97%	$64,846,942	18.7%
Texas (1)	Greater Southwest	11	15	1,206,361	12.4%	100%	40,375,454	11.7%
Virginia	National Capital	5	5	783,587	8.1%	100%	21,421,938	6.2%
Alabama	Southeast Sunbelt	6	6	448,022	4.6%	100%	17,829,349	5.1%
Florida	Southeast Sunbelt	4	4	408,360	4.2%	100%	15,430,817	4.5%
Kansas	The Heartland	4	4	316,170	3.2%	96%	15,069,535	4.4%
Missouri	The Heartland	2	6	497,556	5.1%	84%	12,163,539	3.5%
New York	Northeast & Caribbean	3	8	375,130	3.9%	100%	11,892,653	3.4%
Georgia	Southeast Sunbelt	4	6	270,860	2.8%	100%	11,745,631	3.4%
Arizona	Pacific Rim	1	1	257,294	2.6%	100%	10,781,681	3.1%
West Virginia	Mid-Atlantic	4	4	422,542	4.3%	99%	10,709,947	3.1%
Tennessee	Southeast Sunbelt	3	3	268,739	2.8%	100%	10,417,834	3.0%
Colorado	Rocky Mountain	4	4	438,665	4.5%	100%	10,257,100	3.0%
Nebraska	The Heartland	3	3	312,639	3.2%	100%	9,755,719	2.8%
Illinois	Great Lakes	2	2	232,368	2.4%	84%	9,180,605	2.7%
Utah	Rocky Mountain	2	2	269,542	2.8%	100%	9,141,649	2.6%
North Carolina	Southeast Sunbelt	3	4	287,463	3.0%	100%	8,764,486	2.5%
Indiana	Great Lakes	3	3	196,482	2.0%	100%	7,809,107	2.3%
South Carolina	Southeast Sunbelt	3	3	215,181	2.2%	89%	7,397,044	2.1%
Oregon	Northwest Arctic	1	15	205,478	2.1%	92%	6,927,716	2.0%
New Mexico	Greater Southwest	3	2	169,820	1.7%	65%	6,394,541	1.8%
Ohio	Great Lakes	2	4	160,630	1.7%	100%	4,824,603	1.4%
Pennsylvania	Mid-Atlantic	1	1	100,054	1.0%	100%	4,079,780	1.2%
Louisiana	Greater Southwest	1	1	137,679	1.4%	100%	3,968,050	1.1%

Arkansas	Greater Southwest	1	1	102,377	1.1%	100%	3,237,405	0.9%
Kentucky	Southeast Sunbelt	2	2	77,420	0.8%	100%	3,197,935	0.9%
Connecticut	New England	1	1	56,330	0.6%	100%	2,998,139	0.9%
Maryland	National Capital	1	1	50,978	0.5%	100%	2,761,612	0.8%
Mississippi	Southeast Sunbelt	1	1	46,979	0.5%	100%	1,577,074	0.5%
Iowa	The Heartland	1	1	28,900	0.3%	100%	1,367,675	0.4%
Total / Weighted Average		100	135	9,729,266	100.0%	97%	$346,325,560	100.0%

Market
Southeast Sunbelt		26	29	2,023,024	20.7%	99%	76,360,170	22.0%
Pacific Rim		19	23	1,642,954	16.8%	97%	75,628,623	21.8%
Greater Southwest		16	19	1,616,237	16.6%	95%	53,975,450	15.6%
The Heartland		10	14	1,155,265	11.9%	91%	38,356,468	11.1%
National Capital		6	6	834,565	8.6%	100%	24,183,550	7.0%
Great Lakes		7	9	589,480	6.1%	93%	21,814,315	6.3%
Rocky Mountain		6	6	708,207	7.3%	100%	19,398,749	5.6%
Mid-Atlantic		5	5	522,596	5.4%	99%	14,789,727	4.3%
Northeast & Caribbean		3	8	375,130	3.9%	100%	11,892,653	3.4%
Northwest Arctic		1	15	205,478	2.1%	92%	6,927,716	2.0%
New England		1	1	56,330	0.6%	100%	2,998,139	0.9%
Total / Weighted Average		100	135	9,729,266	100.0%	97%	$346,325,560	100.0%

Our portfolio of operating properties has a stable tenant base that is diversified among U.S. Government agencies. Our U.S. Government tenant agencies include a number of the U.S. Government’s largest and most essential agencies. As of December 31, 2024 our operating properties were 97% leased by 59 tenants. The following table provides information about the tenants that leased our properties as of December 31, 2024, and includes tenants of properties held by our unconsolidated joint venture:

Tenant(1)	Weighted Average Remaining Lease Term(2)	Leased Square Feet	Percentage of Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income
U.S. Government
Department of Veteran Affairs (“VA”)	14.1	2,251,131	23.2%	$96,083,994	27.8%
Federal Bureau of Investigation (“FBI”)	9.0	1,498,607	15.5%	53,767,038	15.5%
Drug Enforcement Administration (“DEA”)	10.7	607,290	6.2%	27,941,589	8.1%
Judiciary of the U.S. (“JUD”)	12.3	401,610	4.1%	16,451,550	4.8%
U.S. Citizenship and Immigration Services (“USCIS”)	11.8	520,807	5.4%	15,012,669	4.3%
Immigration and Customs Enforcement (“ICE”)	8.8	313,837	3.2%	12,186,554	3.5%
Internal Revenue Service (“IRS”)	7.2	333,334	3.4%	10,626,239	3.1%
Environmental Protection Agency (“EPA”)	6.7	225,418	2.3%	9,386,391	2.7%
Food and Drug Administration (“FDA”)	15.2	129,314	1.3%	9,300,061	2.7%
U.S. Joint Staff Command (“JSC”)	3.4	403,737	4.1%	8,503,831	2.5%
Federal Aviation Administration (“FAA”)	1.8	188,768	1.9%	7,789,151	2.2%
Social Security Administration (“SSA”)	12.7	266,176	2.7%	7,027,170	2.0%
Patent and Trademark Office (“PTO”)	8.0	192,185	2.0%	5,525,502	1.6%
Federal Emergency Management Agency (“FEMA”)	10.0	190,546	2.0%	4,683,980	1.4%
Patent and Trademark Office (“PTO”)	13.8	210,373	2.2%	4,652,852	1.3%
U.S. Attorney Office (“USAO”)	9.9	110,776	1.1%	4,122,947	1.2%
Department of Transportation (“DOT”)	13.7	123,480	1.3%	3,677,577	1.1%
U.S. Forest Service (“USFS”)	1.5	98,720	1.0%	3,553,436	1.0%
Customs and Border Protection (“CBP”)	10.7	64,737	0.7%	3,226,943	0.9%
National Archives and Records Administration (“NARA”)	7.4	161,730	1.7%	2,690,321	0.8%
National Weather Service (“NWS”)	9.0	94,378	1.0%	2,155,680	0.6%
U.S. Department of Agriculture (“USDA”)	3.1	60,257	0.6%	1,909,389	0.6%
National Park Service (“NPS”)	4.5	62,772	0.6%	1,891,182	0.5%
General Services Administration - Other	0.7	55,807	0.6%	1,714,806	0.5%
U.S. Coast Guard (“USCG”)	3.0	59,547	0.6%	1,624,577	0.5%
National Oceanic and Atmospheric Administration (“NOAA”)	6.7	33,403	0.3%	1,426,062	0.4%
Transportation Security Administration (“TSA”)	9.0	44,075	0.5%	1,161,242	0.3%
U.S. Army Corps of Engineers (“ACOE”)	0.1	39,320	0.4%	1,147,120	0.3%
Small Business Administration (“SBA”)	14.6	44,969	0.5%	1,114,230	0.3%
Homeland Security Investigations (“HSI”)	11.2	27,840	0.3%	1,075,437	0.3%
Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”)	8.2	23,775	0.2%	734,101	0.2%
Federal Energy Regulatory Commission (“FERC”)	14.6	6,214	0.1%	248,307	0.1%
Department of Energy (“DOE”)	8.3	4,846	0.0%	187,782	0.1%
U.S. Probation Office (“USPO”)	14.1	6,621	0.1%	176,606	0.1%
U.S. Marshals Service (“USMS”)	2.1	1,054	0.0%	50,583	0.0%
Department of Labor (“DOL”)	14.1	574	0.0%	15,316	0.0%
Subtotal	10.3	8,858,028	91.1%	$322,842,215	93.3%

Tenant(1)	Weighted Average Remaining Lease Term(2)	Leased Square Feet	Percentage of Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income
State and Local Government Tenants
Wake County Public School System	9.5	249,605	2.6%	$7,605,214	2.2%
State of California Employee Development Department	9.1	65,133	0.7%	$2,296,631	0.7%
State of California Department of Industrial Relations	8.8	30,140	0.3%	1,067,748	0.3%
New York State Court of Claims	1.7	14,274	0.1%	391,875	0.1%
Subtotal	9.1	359,152	3.7%	$11,361,468	3.3%

Private Tenants
Northrup Grumman Systems Corporation	5.9	203,382	2.1%	4,947,476	1.4%
Other Private Tenants	4.2	58,869	0.6%	1,673,709	0.5%
Jacobs Engineering Group, Inc.	3.0	37,858	0.4%	1,159,272	0.3%
St. Luke's Health System	2.0	32,043	0.3%	924,624	0.3%
HUB International Midwest Limited	7.8	29,074	0.3%	841,506	0.2%
CVS Health	0.4	39,690	0.4%	776,210	0.2%
Providence Health & Services	0.7	21,643	0.2%	747,258	0.2%
Pate Rehabilitation Endeavors, LLC	7.1	19,449	0.2%	639,798	0.2%
Lummus Corporation	3.6	70,078	0.7%	412,024	0.1%
Subtotal	4.4	512,086	5.2%	$12,121,877	3.4%
Total / Weighted Average	10.0	9,729,266	100.0%	$346,325,560	100.0%
(1)
If a property is leased to multiple tenants the weighted average remaining lease term, leased square feet, annualized lease income and percentage of total annualized lease income have been allocated to the respective tenant agency.
(2)
Weighted based on leased square feet.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties based on the date the property was built or renovated-to-suit where applicable (approximately 19.5 years), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of December 31, 2024, and includes leases in place for properties held by our unconsolidated joint venture:

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2025	12	592,906	6.1%	18,868,413	5.4%	31.82
2026	6	394,832	4.1%	14,600,404	4.2%	36.98
2027	10	544,368	5.6%	20,068,900	5.8%	36.87
2028	11	802,397	8.2%	17,652,883	5.1%	22.00
2029	9	731,036	7.5%	22,205,212	6.4%	30.37
2030	1	1,536	0.0%	59,478	0.0%	38.72
2031	3	117,875	1.2%	4,549,908	1.3%	38.60
2032	10	683,660	7.0%	20,993,082	6.1%	30.71
2033	10	566,197	5.8%	22,077,072	6.4%	38.99
2034	10	507,793	5.2%	21,315,514	6.2%	41.98
Thereafter	53	4,786,666	49.3%	183,934,694	53.1%	38.43
Total / Weighted Average	135	9,729,266	100.0%	$346,325,560	100.0%	$35.60
(1)
The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of December 31, 2024, 8 leases occupying approximately 5.8% of our leased square feet and contributing approximately 5.2% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Information about our development property as of December 31, 2024 is set forth in the table below:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange under the symbol “DEA”. We had 31 stockholders of record of our common stock as of February 18, 2025. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Performance Graph

The following performance graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the Russell 2000 Index and the cumulative total return of the FTSE Nareit Equity REITs Index. The FTSE Nareit Equity REITs Index represents performance of all publicly-traded US Equity REITs not designated as Timber REITs or Infrastructure REITs. The graph covers the period from December 31, 2019 through December 31, 2024 and assumes that $100 was invested in our common stock and in each index on December 31, 2019 and that all dividends were reinvested. The information in this paragraph and the following performance graph are deemed to be furnished, not filed.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the audited consolidated financial statements and related notes thereto as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 and the sections entitled “Risk Factors,” “Forward Looking Statements,” “Business,” and “Properties” contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Forward Looking Statements.”

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

We are an internally managed real estate investment trust, or REIT, focused primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate over 90% of our revenue by leasing our properties to such agencies, either directly or through the U.S. General Services Administration, which we refer to herein as the GSA. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation.

We focus primarily on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We may also consider other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of December 31, 2024, we wholly owned 90 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States encompassing approximately 9.7 million leased square feet (9.2 million pro rata), including 92 operating properties that were leased primarily to U.S. Government tenant agencies, four operating properties leased to tenant agencies of a U.S. state or local government and three operating properties that were entirely leased to private tenants. As of December 31, 2024, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of our operating partnership and owned approximately 95.2% of the aggregate limited partnership interests in our operating partnership, which we refer to herein as common units, as of December 31, 2024. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Acquisitions

On April 12, 2024, we acquired a 129,046 leased square foot U.S. Immigration and Customs Enforcement (“ICE”) facility near Dallas, Texas that has lease expirations ranging from 2032 to 2040.

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

On November 21, 2024, we acquired a 100,000 leased square foot Internal Revenue Service (“IRS”) facility in Ogden, Utah with a 5-year lease through January 2029.

On November 27, 2024, we acquired a 295,253 square foot campus across three assets leased primarily to the Wake County Public School System with a 10-year lease through June 30, 2034.

Investment in unconsolidated real estate venture

On August 29, 2024, the JV acquired a 193,100 square foot Veteran Affairs (“VA”) outpatient facility in Jacksonville, Florida with a 20-year lease that does not expire until October 2043.

Development

On April 4, 2024, we acquired land to develop a 50,777 square foot Federal courthouse in Flagstaff, Arizona. The courthouse will be primarily leased to the GSA for beneficial use of the Judiciary of the U.S. Government (“JUD”) over a 20 year non-cancelable term.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2024 and December 31, 2023

The financial information presented below summarizes the results of operations of our company for the years ended December 31, 2024 and 2023.

	For the years ended December 31,
(Amounts in thousands)	2024	2023	Change
Revenues
Rental income	$289,601	$273,906	$15,695
Tenant reimbursements	6,544	8,908	(2,364)
Asset management income	2,302	2,110	192
Other income	3,605	2,303	1,302
Total revenues	302,052	287,227	14,825
Expenses
Property operating	70,151	71,964	(1,813)
Real estate taxes	30,924	30,461	463
Depreciation and amortization	96,333	91,292	5,041
Acquisition costs	1,878	1,661	217
Corporate general and administrative	24,450	27,118	(2,668)
Provision for credit losses	1,527	—	1,527
Total expenses	225,263	222,496	2,767
Other income (expense)
Income from unconsolidated real estate venture	6,051	5,498	553
Interest expense, net	(62,433)	(49,169)	(13,264)
Gain on the sale of real estate	171	—	171
Net income	$20,578	$21,060	$(482)

Revenues

Total revenues increased $14.8 million to $302.1 million for the year ended December 31, 2024 compared to $287.2 million for the year ended December 31, 2023.

The $15.7 million increase in Rental income is primarily attributable to the nine operating properties acquired since December 31, 2023 and a full period of operations from the three operating properties acquired during the year ended December 31, 2023.

The $2.4 million decrease in Tenant reimbursements is primarily attributable to a decrease in tenant project reimbursements.

The $0.2 million increase in Asset management income is attributable to the fee earned by us for asset management of the JV from the one property acquired since December 31, 2023 and a full period of operations from the one property acquired during the year ended December 31, 2023.

The $1.3 million increase in Other income is primarily attributable to an increase in interest income from our loan receivable.

Expenses

Total expenses increased by $2.8 million to $225.3 million for the year ended December 31, 2024 compared to $222.5 million for the year ended December 31, 2023.

The $1.8 million decrease in Property operating expenses is primarily attributable to a decrease in tenant reimbursable projects and utility costs across the portfolio partially offset by an increase from the nine operating properties acquired since December 31, 2023 and a full period of operations from the three operating properties acquired during the year ended December 31, 2023.

The $0.5 million increase in Real estate taxes is primarily attributable to the nine operating properties acquired since December 31, 2023 as well as a full period of operations from the three operating properties acquired during the year ended December 31, 2023.

The $5.0 million increase in Depreciation and amortization is primarily attributable to the nine operating properties acquired since December 31, 2023 as well as a full period of operations from the three operating properties acquired during the year ended December 31, 2023.

The $2.7 million decrease in Corporate and general administrative costs was primarily due to a decrease in employee costs and non-cash compensation.

The $1.5 million increase in Provision for credit losses is primarily due to a construction loan entered into on August 6, 2024 to lend up to $52.1 million to a developer.

Income from unconsolidated real estate venture

The $0.6 million increase in Income from unconsolidated real estate venture is primarily attributable to our pro rata share of operations from the one operating property acquired by the JV since December 31, 2023 and a full period of operations from the one operating property acquired by the JV during the year ended December 31, 2023.

Interest expense, net

Interest expense, net increased by $13.3 million to $62.4 million for the year ended December 31, 2024 compared to $49.2 million for the year ended December 31, 2023. The increase is primarily attributable to the fixed rate, senior unsecured notes entered into during the three months ended June 30, 2024 and September 30, 2024 and higher weighted average interest rates across the Company's borrowings.

Gain on the sale of real estate

For the year ended December 31, 2024, we recognized a Gain on the sale of a land parcel totaling $0.2 million.

Comparison of Results of Operations for the Years Ended December 31, 2023 and December 31, 2022

Information pertaining to fiscal year 2022 was included in our Annual Report on Form 10-K for the year ended December 31, 2023 on page 40 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which was filed with the Securities and Exchange Commission, or SEC, on February 27, 2024.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, development activities at FDA – Atlanta and JUD – Flagstaff, planned and possible acquisitions of properties, stockholder distributions to maintain our qualification as a REIT, potential repurchases of common stock under our share repurchase program and other capital obligations associated with conducting our business. At December 31, 2024, we had approximately $19.4 million available in cash and cash equivalents, $8.5 million of restricted cash and there was approximately $125.3 million available under our revolving credit facility.

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

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•
development and redevelopment activities, including major redevelopment, renovation or expansion programs at FDA – Atlanta, JUD – Flagstaff and other individual properties;
•
potential property acquisitions;
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

Equity

Shelf Registration Statement on Form S-3

On February 28, 2024, we filed an automatic universal shelf registration statement on Form S-3 with the SEC, which was deemed automatically effective and provides for the registration of unspecified amounts of securities. However, there can be no assurance that we will be able to complete any such offerings of securities in the future.

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

The following table sets forth certain information with respect to issuances under the 2019 ATM Program in each fiscal quarter for the year ended December 31, 2024 (amounts in thousands except share amounts):

	2019 ATM Program
For the Three Months Ended:	Number of Shares Issued (1)	Net Proceeds (1)
March 31, 2024	—	$—
June 30, 2024	589,647	7,903
September 30, 2024	2,631,727	35,077
December 31, 2024	2,269,843	28,112
Total	5,491,217	$71,092
(1)
Shares issued by us, which were all issued in settlement of forward sale transactions. As of December 31, 2024, we had settled all of our outstanding forward sale transactions under the 2019 ATM Program. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the year ended December 31, 2024.

We used the net proceeds received from such sales for general corporate purposes. As of December 31, 2024, we had approximately $300.0 million of gross sales of our common stock available under the 2021 ATM Program and $15.4 million of gross sales of our common stock available under the 2019 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the year ended December 31, 2024.

Debt

Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of December 31, 2024 (dollars in thousands):

	Principal Outstanding	Interest	Current
Loan	December 31, 2024	Rate (1)	Maturity
Revolving credit facility:
2024 revolving credit facility (2)	$274,550	S + 145bps (3)	June 2028 (4)
Total revolving credit facility	274,550

Term loan facilities:
2016 term loan facility	100,000	5.31% (5)	January 2025 (6)
2018 term loan facility	174,500	5.23% (7)	July 2026
Total term loan facilities	274,500
Less: Total unamortized deferred financing fees	(491)
Total term loan facilities, net	274,009

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
2024 series B senior notes	50,000	6.56%	August 2033
Total notes payable	900,000
Less: Total unamortized deferred financing fees	(5,324)
Total notes payable, net	894,676

Mortgage notes payable:
USFS II - Albuquerque	9,624	4.46% (8)	July 2026
ICE - Charleston	10,491	4.21% (8)	January 2027
VA - Loma Linda	127,500	3.59% (8)	July 2027
CBP - Savannah	8,683	3.40% (8)	July 2033
Total mortgage notes payable	156,298
Less: Total unamortized deferred financing fees	(579)
Less: Total unamortized premium/discount	(133)
Total mortgage notes payable, net	155,586

Total debt	$1,598,821
(1)
The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.
(2)
The $400.0 million 2024 revolving credit facility (the “2024 revolving credit facility”) had available capacity of $125.3 million at December 31, 2024, which includes an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
(3)
Our 2024 revolving credit facility is subject to one interest rate swap with an effective date of June 23, 2023 and a notional value of $100.0 million, of which $25.5 million is associated with our 2024 revolving credit facility, to effectively fix the interest rate on the $25.5 million at 5.46% annually. The spread over the secured overnight financing rate (“SOFR”) is based on our consolidated leverage ratio, as defined in our 2024 revolving credit facility agreement. Additionally, at December 31, 2024, $249.1 million of amounts outstanding under our 2024 revolving credit facility had a floating rate of 4.31% under USD SOFR with a five day lookback.

(4)
Our 2024 revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(5)
Our 2016 term loan facility (our “2016 term loan facility”) is subject to three interest rate swaps, all with effective dates of December 23, 2024 and an aggregate notional value of $100.0 million, which effectively fixes the interest rate at 5.31% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2016 term loan facility agreement.
(6)
On January 8, 2025, we entered into the ninth amendment to our senior unsecured term loan agreement, dated as of September 29, 2016, to extend the maturity date of our 2016 term loan facility from January 30, 2025 to January 28, 2028.
(7)
Our 2018 term loan facility (as amended, our “2018 term loan facility”) is subject to two interest rate swaps with effective dates of June 23 and September 29, 2023 and an aggregate notional value of $200.0 million, of which $174.5 million is associated with our 2018 term loan facility, to effectively fix the interest rate on the $174.5 million at 5.23% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
(8)
Effective interest rates are as follows: USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.

Mortgage Notes Payable

On April 1, 2024, we used $8.4 million of available cash to extinguish the mortgage note obligation on VA – Golden.

On August 6, 2024, we used $51.5 million of available cash to extinguish the mortgage note obligation on USCIS – Kansas City.

2024 Senior Note Agreement

On May 29, 2024, we entered into a master note purchase agreement pursuant to which the Operating Partnership agreed to issue and sell an aggregate of up to $200 million of fixed rate, senior unsecured notes (“Senior Notes”) consisting of (i) 6.56% Series A Senior Notes due May 29, 2033 (“Series A Senior Notes”), in an aggregate principal amount of $150.0 million, and (ii) 6.56% Series B Senior Notes due August 14, 2033 (“Series B Senior Notes”), in an aggregate principal amount of $50.0 million. The Series A Senior Notes were issued on May 29, 2024 and the Series B Senior Notes were issued on August 14, 2024. We, together with various subsidiaries of the Operating Partnership, have guaranteed the Senior Notes.

2024 Revolving Credit Facility

On June 3, 2024, we entered into a credit agreement (the “2024 Credit Agreement”) that provides for the $400.0 million 2024 revolving credit facility which includes an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions. The 2024 revolving credit facility has an initial four-year term and will mature in June 2028, with two six-month as-of-right extension options, subject to certain conditions and the payment of an extension fee.

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

2021 Revolving Credit Facility

We are also party to the second amended and restated credit agreement, dated July 23, 2021 (as amended, restated, or otherwise modified from time to time, the “2021 Credit Facility”), which provides for (i) a $450.0 million senior unsecured revolving credit facility (the “2021 revolving credit facility”) and (ii) our 2018 term loan facility.

In connection with the entry into the 2024 Credit Agreement on June 3, 2024, we repaid all amounts outstanding under and terminated the revolver portion of the 2021 Credit Facility, including all unused commitments. Other than the foregoing, the terms of the 2021 Credit Facility remain unchanged and our 2018 term loan portion of the 2021 Credit Facility remains outstanding. We recognized an aggregate $0.3 million loss on debt extinguishment during the twelve months ended December 31, 2024 which is included in Interest expense, net on our Consolidated Statement of Operations.

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

On December 23, 2024, we entered into three SOFR-based interest rate swaps with a total notional value of $100.0 million that were designated as cash flow hedges of interest rate risk. The interest rate swaps became effective in December 2024 upon the maturity of our $100.0 million notional value interest rate swap on December 23, 2024. For more information on our interest rate swaps, see Note 7 to the Consolidated Financial Statements.

On January 8, 2025, we entered into the ninth amendment to our senior unsecured term loan agreement, dated as of September 29, 2016, to extend the maturity date of our 2016 term loan facility from January 30, 2025 to January 28, 2028.

See Note 6 to the Consolidated Financial Statements for additional information on our 2024 revolving credit facility, our 2018 term loan facility and our 2016 term loan facility.

Our 2024 revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2024, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of December 31, 2024 (dollars in thousands):

Debt Capital Structure	December 31, 2024
Total principal outstanding	$1,605,348
Weighted average maturity	4.5 years
Weighted average interest rate	4.6%
% Variable debt	15.5%
% Fixed debt (1)	84.5%
% Secured debt	9.8%
(1)
Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above and $25.5 million of the 2024 revolving credit facility.

Material Cash Commitments

The following table shows our material cash commitments as of December 31, 2024:

	Payments due by period
	Total	2025	2026	2027	2028	2029	Thereafter
Mortgage principal and interest	$170,655	$10,319	$15,470	$138,367	$1,169	$1,168	$4,162
Revolving credit facility principal and interest	329,480	16,038	16,038	16,038	281,366	—	—
Term loan facilities principal and interest	289,258	109,604	179,654	—	—	—	—
Senior unsecured notes payable principal and interest	1,152,644	38,005	38,005	130,699	83,879	165,652	696,404
Development property obligations (1)	53,756	44,574	9,182	—	—	—	—
Total	$1,995,793	$218,540	$258,349	$285,104	$366,414	$166,820	$700,566

(1)
Due to the long-term nature of certain construction and development contracts included in this line, the amounts reported in the table represent our estimate of the timing for the related obligations being paid.

As of December 31, 2024, we have a commitment to fund $52.1 million through a loan receivable that will accrue interest monthly at a fixed market rate of 9.00% per annum. As of December 31, 2024 and the date of this Annual Report on Form 10-K, the outstanding balance of the loan receivable was $35.1 million and $41.4 million, respectively. We expect to fund the remaining commitment through the anticipated maturity of the loan on August 31, 2027, depending on the borrower's election to use the commitments. For a more complete description of the real estate loan receivable, see Note 5 to the Consolidated Financial Statements.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of December 31, 2024, our investment in the JV was $316.5 million. As of December 31, 2024, we committed capital, net of return of over committed capital, to the JV totaling $329.7 million and have a remaining capital commitment of $8.5 million. None of the properties owned by the JV are encumbered by mortgage indebtedness.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2024	April 25, 2024	May 9, 2024	May 21, 2024	0.265
Q2 2024	July 17, 2024	August 1, 2024	August 13, 2024	0.265
Q3 2024	October 31, 2024	November 15, 2024	November 27, 2024	0.265
Q4 2024	February 19, 2025	March 5, 2025	March 17, 2025	0.265
We use long-term investment partnership units in our operating partnership (“LTIP units”), which we refer to herein as LTIP units, as a form of performance-based award and service-based award for annual long-term incentive equity compensation. LTIP units are convertible into common units upon the satisfaction of certain conditions. Prior to the end of the performance period as set forth in the applicable LTIP unit award, holders of performance-based LTIP units are entitled to receive dividends per LTIP unit equal to 10% of the dividend paid per common unit of our operating partnership. After the end of the performance period, the number of LTIP units, both vested and unvested, that LTIP award recipients have earned, if any, are entitled to receive dividends in an amount per LTIP unit equal to dividends, both regular and special, payable per common unit of our operating partnership. Holders of LTIP units that are not subject to the attainment of performance goals are entitled to receive dividends per LTIP unit equal to 100% of the dividend paid per common unit beginning on the grant date.

Cash Flow

Comparison of Cash Flow for the Years Ended December 31, 2024 and December 31, 2023

The following table sets forth a summary of cash flows for our company for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
	2024	2023	Change
(Amounts in thousands)
Net cash provided by (used in):
Operating activities	$162,635	$114,479	$48,156
Investing activities	(409,645)	(127,008)	(282,637)
Financing activities	252,875	17,194	235,681

Operating Activities

We generated $162.6 million and $114.5 million of cash from operating activities during the years ended December 31, 2024 and 2023, respectively. Net cash provided by operating activities for the year ended December 31, 2024 included $107.0 million in net cash from rental activities net of expenses, $43.5 million related to the changes in tenant accounts receivables, prepaid expense and other assets, real estate loan interest receivable, deferred revenue associated with operating leases, principal payments on operating lease obligations and accounts payable, accrued expenses and other liabilities and distributions from investment in unconsolidated real estate venture of $12.1 million. Net cash provided by operating activities for the year ended December 31, 2023 included $101.7 million in net cash from rental activities net of expenses, distributions from investment in unconsolidated real estate venture of $10.2 million and $2.6 million related to the changes in tenant accounts receivables, prepaid expense and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations and accounts payable, accrued expenses and other liabilities.

Investing Activities

We used $409.6 million and $127.0 million in cash for investing activities during the years ended December 31, 2024 and 2023, respectively. Net cash used in investing activities for the year ended December 31, 2024 primarily included $188.1 million in real estate acquisitions and deposits, $116.0 million in additions to development properties, $40.1 million in investment in unconsolidated real estate venture, $35.4 million in additions to operating properties, and $34.2 million in investment in real estate loan receivable, net, offset by $2.2 million in proceeds from sale, net and $2.0 million in distributions from investment in unconsolidated real estate venture. Net cash used in investing activities for the year ended December 31, 2023 primarily included $63.4 million in real estate acquisitions and deposits, $28.1 million in additions to operating properties, $17.8 million in additions to development properties and $17.7 million in investment in unconsolidated real estate venture, offset by $0.1 million in distributions from investment in unconsolidated real estate venture.

Financing Activities

We generated $252.9 million and $17.2 million in cash from financing activities during the years ended December 31, 2024 and 2023, respectively. Net cash generated in financing activities for the year ended December 31, 2024 included $200.0 million in note payable issuances, $195.6 million in net draws under the revolving credit facility, and $71.8 million in gross proceeds from issuance of shares of our common stock offset by $115.9 million in dividends, $64.3 million in mortgage debt repayment, $25.5 million in term loan repayments, $7.9 million in deferred financing costs and $0.9 million in the payment of deferred offering costs. Net cash generated by financing activities for the year ended December 31, 2023 included $86.5 million in gross proceeds from issuance of shares of our common stock, $50.0 million delayed draw on our 2018 term loan and $13.5 million in net draws under the revolving credit facility offset by $112.4 million in dividends, $20.0 million in mortgage debt repayment and $0.4 million in the payment of deferred offering costs.

Comparison of Cash Flow for the Years Ended December 31, 2023 and December 31, 2022

Information pertaining to fiscal year 2022 was included in our Annual Report on Form 10-K for the year ended December 31, 2023 on page 47 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which was filed with SEC on February 27, 2024.

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

We adjust FFO to present Core FFO as an alternative measure of our operating performance, which, when applicable, excludes items which we believe are not representative of ongoing operating results, such as liability management related costs (including losses on extinguishment of debt and modification costs), provision for credit losses, catastrophic event charges, depreciation of non-real estate assets, and the unconsolidated real estate venture’s allocated share of these adjustments. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results. We believe Core FFO more accurately reflects the ongoing operational and financial performance of our core business.

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

The following table sets forth a reconciliation of our net income to FFO and Core FFO for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	For the years ended December 31,
	2024	2023	2022
Net income	$20,578	$21,060	$35,562
Depreciation of real estate assets	95,326	90,288	97,262
Gain on sale of operating property	(171)	—	(13,590)
Impairment loss	—	—	5,540
Unconsolidated real estate venture allocated share of above adjustments	8,256	7,639	4,937
FFO	123,989	118,987	129,711
Adjustments to FFO:
Loss on extinguishment of debt	260	14	20
Provision for credit losses	1,527	—	—
Natural disaster event expense, net of recovery	95	69	96
Depreciation of non-real estate assets	1,007	1,003	992
Unconsolidated real estate venture allocated share of above adjustments	66	66	66
Core FFO	$126,944	$120,139	$130,885

Factors That May Influence Future Results of Operations

Revenue

Our revenues primarily arise from the rental of space to tenants in our properties and tenant reimbursements, which include reimbursement for operating expenses, which are determined by the base year operating expenses and are subject to reimbursement in subsequent years largely based on changes in the Consumer Price Index for Urban Wage Earners and Clerical Workers. Our revenue also includes amounts due from tenants for real estate taxes, projects and other reimbursements. Real estate taxes over the base year are reimbursed by the tenant.

Over 90% of our rental income comes from U.S. Government tenants. We expect that leases to agencies of the U.S. Government will continue to be our primary source of revenues for the foreseeable future. Due to such concentration, adverse events or conditions that affect the U.S. Government could have a more negative effect on our financial condition and operations than if our tenant base was more diverse. However, positive or negative changes in conditions in local markets, such as changes in economic or other conditions, employment rates, local tax and budget conditions, recession, competition for real property investments in these markets, uncertainty about the future and other factors are significantly less likely to impact our overall performance.

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

Development Activities

As of December 31, 2024, we had two properties under development. We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit new developments and redevelopments for existing U.S. Government tenant agencies. These development activities may include some risks such as:

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

We completed acquisitions of ten wholly owned properties for an aggregate purchase price of $184.9 million during the year ended December 31, 2024. We completed acquisitions of three wholly owned properties for an aggregate purchase price of $63.1 million during the year ended December 31, 2023. These transactions were accounted for as asset acquisitions, and the purchase price of each was allocated based on the relative fair value of the asset acquired and liabilities assumed.

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

On a quarterly basis, we assess the recoverability of the carrying amount of our real estate and related intangibles. Our assessment resulted in the remeasurement of ICE – Otay in the third quarter of 2022, which was written down to its estimated fair value and was classified as Level 3 in the fair value hierarchy. Our estimate of the fair value was based on a combination of a pending offer from a third party to acquire the property and a discounted cash flow analysis. We used two significant unobservable inputs in the various scenarios, which were the cash flow discount rate (ranging from 6.25%-9.00%) and average price per square foot of comparable sales in the market ($109.08-$185.90). There is no assurance that we will sell ICE – Otay on the terms proposed or at all. The remeasurement resulted in an impairment loss of $5.5 million, which is included in "Impairment loss" in our Consolidated Statements of Operations for the year ended December 31, 2022.

As of December 31, 2024 and 2023, no impairment related to our long-lived assets was identified.

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

As of December 31, 2024, the carrying amount of our investment in our unconsolidated real estate venture was $316.5 million, or approximately 9.8% of our total assets. As of December 31, 2023, the carrying amount of our investment in our unconsolidated real estate venture was $284.5 million, or approximately 9.9% of our total assets. During the years ended December 31, 2024 and 2023, no other-than-temporary impairment related to our unconsolidated real estate venture was identified.

Loan Receivable and Allowance for Credit Losses

The measurement of expected credit losses under the current expected credit loss (“CECL”) methodology (“ASU 2016-13”) is applicable to our financial assets measured at amortized cost, including loan receivables and certain off-balance sheet credit exposures such as unfunded loan commitments. We adopted this standard on January 1, 2020 and apply this methodology to our loan receivables and off-balance sheet credit exposure. To determine our expected credit losses under CECL, we utilize a probability of default (“PD”) and loss given default (“LGD”) methodology. We determined that we have one portfolio segment and reserve for loan losses on an asset-specific basis. We have a limited history of incurred losses and consequently have elected to employ external data to perform our CECL calculation. Our model's inputs consider a default grade or industry relative default grade associated with the borrower and prospective tenant funding the development to determine an appropriate default risk and allowance for credit loss under the PD and LGD methodology. If a reserve is recorded, the allowance is increased as a provision for credit losses and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash or via ownership control of the underlying collateral in full. The allowance for loan losses reflects management's estimate of loan losses as of the balance sheet date.

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

As of December 31, 2024, $1.4 billion, or 84.5% of our debt, excluding unamortized premiums and discounts, had fixed interest rates or rates effectively fixed through interest rate swaps and $249.1 million, or 15.5%, had variable interest rates based on SOFR. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.6 million annually.

Item 8. Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a -15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2024. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 Framework). Based on our assessment management concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The other information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our directors, officers, employees and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. It is also our policy to comply with all insider trading laws and regulations. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes certain information about our equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(2)(3)(4)	4,369,045	$—	3,725,247
Equity compensation plans not approved by stockholders	—	—	—
Total	4,369,045	$—	3,725,247
(1)
Includes information related to the Company's 2015 and 2024 Equity Incentive Plans.
(2)
The amount in column (a) includes 4,355,444 LTIP units issued under our 2015 Equity Incentive Plan and 13,601 LTIP units issued under our 2024 Equity Incentive Plan that, upon the satisfaction of certain conditions, are convertible into common units, which may then be redeemed for cash, or, at our option, an equal number of shares of common stock, subject to certain restrictions. There is no exercise price associated with LTIP units.
(3)
The amount in column (c) excludes the number of LTIP units referenced in column (a) and 67,459 shares of restricted common stock issued under our 2024 Equity Incentive Plan and 2015 Equity Incentive Plan.
(4)
The amount in column (c) includes forfeited awards under prior plans.

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

PART IV

Item 15. Exhibits and Financial Statement Schedule

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

10.4†	2015 Equity Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on March 30, 2015 and incorporated herein by reference)

Exhibit	Exhibit Description

10.5†	Easterly Government Properties, Inc. 2024 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 21, 2024 and incorporated herein by reference)

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
10.15

Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of July 15, 2024, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and PNC Bank, National Association, as Co-Syndication Agents, BMO Harris Bank, N.A., Raymond James Bank, Royal Bank of Canada and Truist Bank, as Co-Documentation Agents, and Citibank, N.A., Wells Fargo Securities, LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Running Managers (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q on July 31, 2024 and incorporated herein by reference)

10.16

Credit Agreement, dated as of June 3, 2024, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., PNC Bank, National Association and Truist Bank, as Co-Syndication Agents, BMO Bank, N.A., Raymond James Bank and U.S. Bank National Association, as Co-Documentation Agents, and Citibank, N.A., Wells Fargo Securities, LLC, PNC Capital Markets LLC and Truist Securities, Inc., as Joint Lead Arrangers and Joint Book Running Managers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2024 and incorporated herein by reference)

10.17

Term Loan Agreement, among Easterly Government Properties LP, as Borrower, Easterly Government Properties, Inc., as Parent Guarantor, and certain subsidiaries of Easterly Government Properties, Inc. from time to time party thereto, as Guarantors, PNC Bank, National Association, as Administrative Agent, U.S. Bank National Association and SunTrust Bank, as Syndication Agents, and PNC Capital Markets LLC, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners and the Initial Lenders named therein, dated September 29, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 5, 2016 and incorporated herein by reference)

10.18

Second Amendment to Term Loan Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and SunTrust Bank, as Lenders, dated as of June 18, 2018 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 21, 2018 and incorporated herein by reference)

10.19

Third Letter Amendment to Term Loan Agreement, dated as of October 3, 2018, by and among Easterly Government Properties, Inc., as Parent Guarantor, Easterly Government Properties LP, as Borrower, the Subsidiary Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and SunTrust Bank, as Lenders (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 5, 2018 and incorporated herein by reference)

10.20

Fourth Amendment to Term Loan Agreement, dated as of July 23, 2021, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 29, 2021 and incorporated herein by reference)

10.21

Fifth Amendment to Term Loan Agreement, dated as of November 29, 2022, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on November 30, 2022 and incorporated herein by reference)

10.22

Sixth Amendment to Term Loan Agreement, dated as of May 30, 2023, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and a Lender, and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on June 2, 2023 and incorporated herein by reference)

10.23

Seventh Amendment to Term Loan Agreement, dated as of January 23, 2024, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and a Lender, and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 25, 2024 and incorporated herein by reference)

Exhibit	Exhibit Description
10.24

Eighth Amendment to Term Loan Agreement, dated as of July 15, 2024, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and a Lender, and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2024 and incorporated herein by reference)

10.25

Ninth Amendment to Term Loan Agreement, dated as of January 8, 2025, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and a Lender, and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 14, 2025 and incorporated herein by reference)

10.26

Purchase and Sale Agreement, dated as of September 30, 2021, between the sellers identified therein and Easterly Government Properties LP (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 15, 2021 and incorporated herein by reference)

10.27

First Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of October 12, 2021 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on October 31, 2023 and incorporated herein by reference)

10.28

Second Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of November 1, 2021 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on October 31, 2023 and incorporated herein by reference)

10.29

Third Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of December 21, 2021 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on October 31, 2023 and incorporated herein by reference)

10.30

Fourth Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of December 21, 2021 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on October 31, 2023 and incorporated herein by reference)

10.31

Fifth Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of November 14, 2022 (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on October 31, 2023 and incorporated herein by reference)

10.32

Sixth Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of April 10, 2023 (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q on October 31, 2023 and incorporated herein by reference)

10.33

Seventh Amendment to Purchase and Sale Agreement between the sellers identified therein and Easterly Government Properties LP dated as of August 17, 2023 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 23, 2023 and incorporated herein by reference)

10.34

Transition and Separation Agreement and Release, dated as of December 6, 2023, among William C. Trimble, III, Easterly Government Properties, Inc., Easterly Government Properties Services LLC, Easterly Government Properties LP (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 7, 2023 and incorporated herein by reference)

Exhibit	Exhibit Description
19.1*	Easterly Government Properties, Inc. Insider Trading Policy

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

97.1	Incentive-based Compensation Recovery Policy (previously filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K on February 27, 2024 and incorporated herein by reference)

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

† Exhibit is a management contract or compensatory plan or arrangement.

* Filed herewith

** Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on February 25, 2025.

EASTERLY GOVERNMENT PROPERTIES, INC.

By:	/s/ Darrell W. Crate
Name:	Darrell W. Crate
Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darrell W. Crate	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2025
Darrell W. Crate

/s/ Allison E. Marino	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	February 25, 2025
Allison E. Marino

/s/ William H. Binnie	Chairman of the Board of Directors	February 25, 2025
William H. Binnie

/s/ Michael P. Ibe	Director, Vice Chairman of the Board of Directors and Executive Vice President—Development and Acquisitions	February 25, 2025
Michael P. Ibe

/s/ Cynthia A. Fisher	Director	February 25, 2025
Cynthia A. Fisher

/s/ Scott D. Freeman	Director	February 25, 2025
Scott D. Freeman

/s/ Emil W. Henry, Jr.	Director	February 25, 2025
Emil W. Henry, Jr.

/s/ Tara S. Innes	Director	February 25, 2025
Tara S. Innes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Easterly Government Properties, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Easterly Government Properties, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allocation of Purchase Price of Real Estate Properties Acquired

As described in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2024, the Company acquired nine operating properties in asset acquisitions for an aggregate purchase price of $184.9 million. When the Company acquires properties, management allocates the purchase price to numerous tangible and intangible components. Management allocates the purchase price of properties based on the estimated fair value of the assets acquired and liabilities assumed, which generally consists of land, building, tenant improvements, and intangible assets and liabilities, which include in-place leases, leasing commissions and above and below market leases. Management’s process for determining the allocation requires many estimates and assumptions, including: (i) market land, rental, discount and capitalization rates, (ii) leasing and tenant improvement costs associated with the remaining term of acquired leases, (iii) assumptions used in determining the in-place lease and if-vacant value including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs, and (iv) allocation of the if-vacant value between land and building.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to asset acquisition accounting, including controls over the assumptions used related to discount rates, capitalization rates, market rental rates, market land rates, leasing costs, tenant improvement costs, and the period of time that it would take to lease vacant space to determine the fair value of the assets acquired and liabilities assumed and allocate the purchase price to the tangible and intangible components. These procedures also included, among others, (i) reading the purchase agreements for all acquisitions, (ii) testing management’s process by evaluating the appropriateness of methods used to determine fair value of assets acquired and liabilities assumed, and (iii) for certain acquisitions, testing the significant inputs and evaluating the reasonableness of the significant assumptions utilized by management in developing the purchase price allocation, related to discount rates, capitalization rates, market rental rates, market land rates, leasing costs, tenant improvement costs, and the period of time that it would take to lease vacant space. Assessing management’s assumptions involved evaluating the consistency of the assumptions used with external market data and with evidence obtained in other areas of the audit. For certain acquisitions, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of certain significant assumptions utilized by management, as appropriate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2025

We have served as the Company’s auditor since 2014.

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31, 2024	December 31, 2023
Assets
Real estate properties, net	$2,572,095	$2,319,143
Cash and cash equivalents	19,353	9,381
Restricted cash	8,451	12,558
Tenant accounts receivable	71,172	66,274
Investment in unconsolidated real estate venture	316,521	284,544
Real estate loan receivable, net	34,081	—
Intangible assets, net	161,425	148,453
Interest rate swaps	717	1,994
Prepaid expenses and other assets	39,256	37,405
Total assets	$3,223,071	$2,879,752
Liabilities
Revolving credit facility	274,550	79,000
Term loan facilities, net	274,009	299,108
Notes payable, net	894,676	696,532
Mortgage notes payable, net	155,586	220,195
Intangible liabilities, net	14,885	12,480
Deferred revenue	120,977	82,712
Accounts payable, accrued expenses and other liabilities	101,271	80,209
Total liabilities	1,835,954	1,470,236

Commitments and contingencies (Note 14)

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 107,970,559 and 100,973,247 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1,080	1,010
Additional paid-in capital	1,873,545	1,783,338
Retained earnings	131,854	112,301
Cumulative dividends	(686,044)	(576,319)
Accumulated other comprehensive income	683	1,871
Total stockholders’ equity	1,321,118	1,322,201
Non-controlling interest in Operating Partnership	65,999	87,315
Total equity	1,387,117	1,409,516
Total liabilities and equity	$3,223,071	$2,879,752

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the years ended December 31,
	2024	2023	2022
Revenues
Rental income	$289,601	$273,906	$284,488
Tenant reimbursements	6,544	8,908	5,920
Asset management income	2,302	2,110	1,409
Other income	3,605	2,303	1,789
Total revenues	302,052	287,227	293,606
Expenses
Property operating	70,151	71,964	66,781
Real estate taxes	30,924	30,461	30,900
Depreciation and amortization	96,333	91,292	98,254
Acquisition costs	1,878	1,661	1,370
Corporate general and administrative	24,450	27,118	24,785
Provision for credit losses	1,527	—	—
Total expenses	225,263	222,496	222,090
Other income (expense)
Income from unconsolidated real estate venture	6,051	5,498	3,374
Interest expense, net	(62,433)	(49,169)	(47,378)
Gain on the sale of real estate	171	—	13,590
Impairment loss	—	—	(5,540)
Net income	20,578	21,060	35,562
Non-controlling interest in Operating Partnership	(1,025)	(2,256)	(4,088)
Net income available to Easterly Government Properties, Inc.	$19,553	$18,804	$31,474
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.18	$0.19	$0.34
Diluted	$0.18	$0.19	$0.34
Weighted-average common shares outstanding
Basic	103,443,951	94,264,166	90,613,966
Diluted	103,758,546	94,556,055	90,948,701
Dividends declared per common share	$1.06	$1.06	$1.06

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the years ended December 31,
	2024	2023	2022
Net income	$20,578	$21,060	$35,562
Other comprehensive gain (loss):
Unrealized gain (loss) on interest rate swaps, net	(1,277)	(2,025)	9,719
Other comprehensive gain (loss):	(1,277)	(2,025)	9,719
Comprehensive income	19,301	19,035	45,281
Non-controlling interest in Operating Partnership	(1,025)	(2,256)	(4,088)
Other comprehensive (gain) loss attributable to non-controlling interest	89	350	(1,101)
Comprehensive income attributable to Easterly Government Properties, Inc.	$18,365	$17,129	$40,092

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Balance at December 31, 2021	90,147,868	$901	$1,604,712	$62,023	$(379,895)	$(5,072)	$158,912	$1,441,581
Stock based compensation	—	—	625	—	—	—	5,911	6,536
Grant of unvested restricted stock	26,477	—	—	—	—	—	—	—
Dividends and distributions paid ($1.06 per share)	—	—	—	—	(96,088)	—	(13,088)	(109,176)
Redemption of common units to common stock	204,751	2	2,909	—	—	—	(2,911)	—
Contribution of property for common units	—	—	—	—	—	—	17,361	17,361
Issuance of common stock, net	434,925	5	9,394	—	—	—	—	9,399
Unrealized gain on interest rate swaps	—	—	—	—	—	8,618	1,101	9,719
Net income	—	—	—	31,474	—	—	4,088	35,562
Allocation of non-controlling interest in Operating Partnership	—	—	5,273	—	—	—	(5,273)	—
Balance at December 31, 2022	90,814,021	908	1,622,913	93,497	(475,983)	3,546	166,101	1,410,982
Stock based compensation	—	—	553	—	—	—	5,194	5,747
Grant of unvested restricted stock	32,486	—	—	—	—	—	—	—
Dividends and distributions paid ($1.06 per share)	—	—	—	—	(100,336)	—	(12,043)	(112,379)
Redemption of common units to common stock	5,867,740	59	78,341	—	—	—	(78,400)	—
Contribution of property for common units	—	—	—	—	—	—	219	219
Issuance of common stock, net	4,259,000	43	85,869	—	—	—	—	85,912
Unrealized gain on interest rate swaps	—	—	—	—	—	(1,675)	(350)	(2,025)
Net income	—	—	—	18,804	—	—	2,256	21,060
Allocation of non-controlling interest in Operating Partnership	—	—	(4,338)	—	—	—	4,338	—
Balance at December 31, 2023	100,973,247	$1,010	$1,783,338	$112,301	$(576,319)	$1,871	$87,315	$1,409,516
Stock based compensation	—	—	448	—	—	—	2,760	3,208
Grant of unvested restricted stock, net	67,459	1	(1)	—	—	—	—	—
Dividends and distributions paid ($1.06 per share)	—	—	—	—	(109,725)	—	(6,184)	(115,909)
Redemption of common units to common stock	1,438,636	14	18,811	—	—	—	(18,825)	—
Issuance of common stock, net	5,491,217	55	70,946	—	—	—	—	71,001
Unrealized loss on interest rate swaps	—	—	—	—	—	(1,188)	(89)	(1,277)
Net income	—	—	—	19,553	—	—	1,025	20,578
Allocation of non-controlling interest in Operating Partnership	—	—	3	—	—	—	(3)	—
Balance at December 31, 2024	107,970,559	$1,080	$1,873,545	$131,854	$(686,044)	$683	$65,999	$1,387,117

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$20,578	$21,060	$35,562
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	96,333	91,292	98,254
Straight line rent	(2,989)	(3,897)	(410)
Income from unconsolidated real estate venture	(6,051)	(5,498)	(3,374)
Amortization of above- / below-market leases	(1,935)	(2,730)	(3,105)
Amortization of unearned revenue	(6,887)	(6,249)	(5,797)
Amortization of loan premium / discount	(675)	(1,098)	(1,122)
Amortization of deferred financing costs	3,043	2,122	2,056
Amortization of lease inducements	1,124	942	856
Amortization of real estate loan origination fees	(58)	—	—
Gain on the sale of real estate	(171)	—	(13,590)
Impairment loss	—	—	5,540
Distributions from investment in unconsolidated real estate venture	12,109	10,232	6,434
Non-cash compensation	3,208	5,747	6,536
Provision for credit losses	1,527	—	—
Net change in:
Tenant accounts receivable	(1,672)	(3,173)	(126)
Prepaid expenses and other assets	(2,975)	(5,562)	(2,829)
Real estate loan interest receivable	(1,229)	—	—
Deferred revenue associated with operating leases	45,152	5,652	1,973
Principal payments on operating lease obligations	(672)	(497)	(599)
Accounts payable, accrued expenses and other liabilities	4,875	6,136	(318)
Net cash provided by operating activities	162,635	114,479	125,941
Cash flows from investing activities
Real estate acquisitions and deposits	(188,085)	(63,412)	(93,737)
Additions to operating properties	(35,441)	(28,143)	(22,568)
Additions to development properties	(116,029)	(17,820)	(12,350)
Proceeds from sale of operating properties, net	2,173	—	202,416
Distributions from investment in unconsolidated real estate venture	2,037	103	983
Investment in unconsolidated real estate venture	(40,071)	(17,736)	(143,847)
Investment in real estate loan receivable, net	(34,229)	—	—
Net cash used in investing activities	(409,645)	(127,008)	(69,103)
Cash flows from financing activities
Payment of deferred financing costs	(7,861)	—	—
Issuance of common shares	71,809	86,472	9,504
Credit facility draws	617,550	198,250	230,750
Credit facility repayments	(422,000)	(184,750)	(179,750)
Term loan draws	—	50,000	—
Term loan repayments	(25,500)	—	—
Issuance of notes payable	200,000	—	—
Repayments of mortgage notes payable	(64,298)	(20,002)	(10,899)
Dividends and distributions paid	(115,909)	(112,379)	(109,176)
Payment of offering costs	(916)	(397)	(136)
Net cash provided by (used in) financing activities	252,875	17,194	(59,707)
Net increase (decrease) in Cash and cash equivalents and Restricted cash	5,865	4,665	(2,869)
Cash and cash equivalents and Restricted cash, beginning of year	21,939	17,274	20,143
Cash and cash equivalents and Restricted cash, end of year	$27,804	$21,939	$17,274

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the years ended December 31,
	2024	2023	2022
Cash paid for interest, net of capitalized interest	$57,223	$47,530	$40,207
Capitalized interest	$4,726	$1,483	$1,220
Non-cash investing and financing activities:
Additions to operating properties	$8,952	$8,518	$4,859
Additions to development properties	23,730	7,672	4,135
Deferred financing accrued, not paid	30	—	—
Offering costs accrued, not paid	21	16	—
Unrealized gain (loss) on interest rate swaps, net	(1,277)	(2,025)	9,719
Properties acquired for common units	—	219	17,361
Contingent consideration accrued, not received	—	41	125
Recognition of operating lease right-of-use assets	—	—	2,445
Recognition of liabilities related to operating lease right-of-use assets	—	—	2,445
Derecognition of operating lease right-of-use assets	—	—	689
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(18,825)	$(78,400)	$(2,911)
Common stock	14	59	2
Additional paid-in capital	18,811	78,341	2,909
Total	$—	$—	$—

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

We are an internally managed REIT, focused primarily on the acquisition, development, and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate over 90% of our revenue by leasing our properties to such agencies either directly or through the U.S. General Services Administration (“GSA”). Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation.

We focus on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We may also consider other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of December 31, 2024, we wholly owned 90 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States encompassing approximately 9.7 million leased square feet, including 92 operating properties that were leased primarily to U.S. Government tenant agencies, four operating properties leased to tenant agencies of a U.S. state or local government and three operating properties that were entirely leased to private tenants. As of December 31, 2024, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion. All references to square footage and asset age within the notes are unaudited.

The Operating Partnership holds substantially all of our assets and conducts substantially all our business. The Company is the sole general partner of the Operating Partnership and owned approximately 95.2% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of December 31, 2024. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

We account for loans receivable at their unamortized cost, net of any unamortized deferred fees or costs, premiums or discounts and an allowance for credit losses. Loan fees and direct costs associated with loans originated by us are deferred and amortized using the effective interest method over the term of the loan as interest income.

The measurement of expected credit losses under the CECL methodology is applicable to our financial assets measured at amortized cost, including loan receivables and certain off-balance sheet credit exposures such as unfunded loan commitments. We adopted this standard on January 1, 2020 and apply this methodology to our loan receivables and off-balance sheet credit exposure. To determine our expected credit losses under CECL, we utilize a probability of default (“PD”) and loss given default (“LGD”) methodology. We determined that we have one portfolio segment and reserve for loan losses on an asset-specific basis. We have a limited history of incurred losses and consequently have elected to employ external data to perform our CECL calculation. Our model's inputs consider a default grade or industry relative default grade associated with the borrower and prospective tenant funding the development to determine an appropriate default risk and allowance for credit loss under the PD and LGD methodology. If a reserve is recorded, the allowance is increased as a provision for credit losses and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash or via ownership control of the underlying collateral in full. The allowance for loan losses reflects management's estimate of loan losses as of the balance sheet date.

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

Interest Rate Hedges

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

Please refer to Note 7 for more information pertaining to interest rate derivatives.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2024 and 2023 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments.

Please refer to Note 8 for more information pertaining to fair value measurements.

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

Other income includes income on the associated tenant reimbursement construction projects, parking income, interest income recognized from our real estate loan receivable and other miscellaneous income.

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

Income Taxes

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute to our stockholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, and on taxable income that we do not distribute to our stockholders. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a management business) through Taxable REIT Subsidiaries (“TRSs”) and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. For the years ended December 31, 2024, 2023 and 2022, we did not incur any material tax liability associated with any of the above.

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

For federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends paid on our common shares during each of the last three years was as follows:

	For the years ended December 31,
	2024	2023	2022
Ordinary income	49.29%	40.31%	47.48%
Long-term capital gain	0.14%	0.00%	0.00%
Return of capital	50.57%	59.69%	52.52%

The dividends allocated to each of the above years for federal income tax purposes included dividends paid on our common shares during each of those years. We distributed all of our REIT taxable income in 2024, 2023, and 2022 and, as a result, did not incur federal income tax in those years.

Stock Based Compensation

We grant equity-based compensation awards to its officers, employees and non-employee directors in the form of restricted shares of common stock and long-term incentive plan units in the Operating Partnership. See Note 9 for further discussion of restricted shares of common stock and LTIP units. The restricted shares of common stock and LTIP units issued to officers, employees, and non-employee directors vest over a period of time as determined by our board of directors at the date of grant. We recognize compensation expense for non-vested restricted shares of common stock and LTIP units granted to officers, employees and non-employee directors on a straight-line basis over the requisite service and/or performance period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.

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

Segments

We manage our operations as a single segment for the purposes of assessing performance and making operating decisions. All revenue has been generated and all tangible assets are held in the United States. See Note 16 to the Consolidated Financial Statements for additional information.

Standard Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures" ("Topic 280"). Topic 280 enhances disclosures of significant segment expenses and other segment items regularly provided to the chief operating decision maker ("CODM"), extends certain annual disclosures to interim periods and permits more than one measure of segment profit (loss) to be reported under certain conditions. We adopted ASU 2023-07 on December 15, 2024.

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 adds interim and annual disclosure requirements to GAAP at the request of the Securities and Exchange Commission (the “SEC”). The guidance in ASU 2023-06 is required to be applied prospectively and the GAAP requirements will be effective when the removal of the related SEC disclosure requirements is effective. If the SEC does not act to remove its related requirement by June 30, 2027, any related FASB amendments will be removed from the ASC and will not be effective. We do not anticipate that the adoption of ASU 2023-06 will have a material impact on the consolidated financial statements.

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

3. Real Estate and Intangibles

Acquisitions

During the year ended December 31, 2024, we acquired nine operating properties in asset acquisitions, ICE – Dallas, HSI – Orlando, ICE – Orlando, Northrop Grumman – Dayton, Northrop Grumman – Aurora, IRS – Ogden, and a three building portfolio in Cary, NC, for an aggregate purchase price of $184.9 million. During the year ended December 31, 2023, we acquired three operating properties in asset acquisitions, CA – Anaheim, DHS – Atlanta and JUD – Newport News, for an aggregate purchase price of $63.1 million.

We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

	December 31, 2024	December 31, 2023
Real estate
Land	$41,591	$8,407
Building	104,618	37,328
Acquired tenant improvements	9,794	4,283
Total real estate	156,003	50,018
Intangible assets
In-place leases	24,552	9,538
Acquired leasing commissions	9,842	3,919
Total intangible assets	34,394	13,457
Intangible liabilities
Below-market leases	(5,469)	—
Total intangible liabilities	(5,469)	—
Prepaid expenses and other assets
Contingent consideration	—	41
Accounts payable, accrued expenses and other liabilities
Contingent consideration	—	(388)
Purchase price	184,928	63,128

In addition to the above operating property activity, we acquired one land parcel for development, JUD – Flagstaff, during the year ended December 31, 2024.

No debt was assumed on acquisitions made during the years ended December 31, 2024 and 2023. The intangible assets and liabilities of the acquired operating properties have an aggregate weighted average amortization period of 9.12 years and 10.46 as of December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, we included $7.2 million of revenues and $2.9 million of net income in our Consolidated Statement of Operations related to the operating properties acquired. Additionally, we incurred $1.9 million of acquisition-related costs primarily consisting of internal costs associated with the property acquisitions.

During the year ended December 31, 2023, we included $1.5 million of revenues and $0.4 million of net income in our Consolidated Statement of Operations related to the operating properties acquired. Additionally, we incurred $1.7 million of acquisition-related costs primarily consisting of internal costs associated with the property acquisitions.

Dispositions

In July 2024, we entered into an agreement to sell a land parcel located in Lincoln, Nebraska for $2.3 million. The land parcel had a carrying value of $2.0 million. On October 3, 2024, we sold the land parcel for a gross sales price of $2.3 million and we recognized a gain on the sale of approximately $0.2 million for the year ended December 31, 2024.

No operating properties were disposed of during the year ended December 31, 2023.

Consolidated Real Estate and Intangibles

Real estate and intangibles on our consolidated balance sheets consisted of the following (amounts in thousands):

	December 31, 2024	December 31, 2023
Real estate properties, net
Land	$267,543	$221,999
Building	2,490,330	2,349,846
Acquired tenant improvements	94,894	85,949
Construction in progress	184,512	52,426
Accumulated depreciation	(465,184)	(391,077)
Total Real estate properties, net	$2,572,095	$2,319,143
Intangible assets, net
In-place leases	302,302	280,604
Acquired leasing commissions	81,915	72,560
Above market leases	14,620	14,620
Payment in lieu of taxes	6,394	6,394
Accumulated amortization	(243,806)	(225,725)
Total Intangible assets, net	$161,425	$148,453
Intangible liabilities, net
Below market leases	(77,029)	(72,037)
Accumulated amortization	62,144	59,557
Total Intangible liabilities, net	$(14,885)	$(12,480)

During the third quarter of 2022, we recognized an impairment loss totaling approximately $5.5 million for its ICE – Otay property and reduced its carrying value to its estimated fair value, which declined due to changes in expected cash flows related to the tenant’s lease expiration in 2022. ICE – Otay is a 47,919 rentable square foot office building located in San Diego, California. See Note 8 for additional information.

Amortization of intangible assets within Depreciation and amortization expense was $20.3 million, $21.1 million and $25.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The projected amortization of total intangible assets and intangible liabilities as of December 31, 2024 are as follows (amounts in thousands):

Total
Intangible assets
2025	$21,499
2026	20,380
2027	18,453
2028	15,589
2029	12,342
Thereafter	73,162
$161,425
Intangible liabilities
2025	$(2,931)
2026	(2,693)
2027	(2,469)
2028	(1,924)
2029	(1,238)
Thereafter	(3,630)
$(14,885)

The following table summarizes the scheduled amortization of our acquired above- and below-market lease intangibles for each of the five succeeding years as of December 31, 2024 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2025	$1,097	$(2,931)
2026	1,096	(2,693)
2027	1,096	(2,469)
2028	725	(1,924)
2029	193	(1,238)
Thereafter	641	(3,631)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations. Amortization of above- and below-market lease intangibles increased Rental income by $1.9 million, $2.7 million and $3.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in our unconsolidated real estate venture (dollars in thousands):

		As of December 31,
Joint Venture	Ownership Interest	2024	2023
MedBase Venture	53.0%	$316,521	$284,544

On October 13, 2021, we formed the JV, with a global investor to fund the acquisition of a portfolio of ten properties that encompasses 1,214,165 leased square feet (the “VA Portfolio”). We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement.

During the year ended December 31, 2024, the JV acquired VA – Jacksonville for a purchase price of $77.4 million. During the year ended December 31, 2023, the JV acquired VA – Corpus Christi for a purchase price of $34.5 million. As of December 31, 2024, all ten properties in the VA Portfolio had been acquired by the JV.

We provide asset management services to our unconsolidated real estate venture. We recognized asset management service revenue of $2.3 million, $2.1 million and $1.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following is a summary of financial information for our unconsolidated real estate venture:

	As of December 31,
Balance sheet information:	2024	2023
Real estate, net	$501,938	$449,956
Other assets, net (1)	105,808	97,190
Total assets	$607,746	$547,146

Total liabilities (2)	$11,142	$10,854
Total equity	596,604	536,292
Total liabilities and equity	$607,746	$547,146

Company’s share of equity	$316,146	$284,169
Basis differential (3)	375	375
Carrying value of the Company’s investment in the unconsolidated venture	$316,521	$284,544
(1)
At December 31, 2024 and 2023, this amount included right-of-use assets - finance leases totaling approximately $4.7 million and $4.8 million, respectively, representing a ground lease at VA – Lubbock.
(2)
At both December 31, 2024 and 2023, this amount included lease liabilities - finance leases totaling approximately $5.0 million representing a ground lease at VA – Lubbock.
(3)
This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level.

	For the year ended December 31,
Income statement information:	2024	2023	2022
Total revenue	$45,517	$40,693	$25,898
Operating income	11,572	10,567	6,530
Net income	11,408	10,402	6,366

Company’s share of net income	$6,051	$5,498	$3,374

5. Real Estate Loan Receivable

On August 6, 2024, we entered into a construction loan agreement to lend up to $52.1 million to a developer (the “Borrower”). The construction loan will accrue interest monthly at a fixed market rate of 9.00% per annum. The construction loan shall be re-paid in full on or before August 31, 2027, the maturity date. Upon completion of the development, we have the option to purchase at fair value all of the issued and outstanding membership interest from the Borrower in a special purpose entity (“SPE”) which solely holds the developed property. We hold a variable interest in the SPE, but we do not consolidate the SPE as we are not the primary beneficiary due to our lack of power to direct significant activities performed by the SPE.

A summary of our real estate loan receivable consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Real estate loan receivable	$35,517	$—
Allowance for credit losses	(1,436)	—
Real estate loan receivable, net	$34,081	$—

During the year ended December 31, 2024, we recognized interest income from our real estate loan receivable of $1.2 million. No interest income was recognized from real estate loan receivables during the years ended December 31, 2023, and 2022. Interest income from our real estate loan receivable is included within Other income on our Consolidated Statements of Operations. As of December 31, 2024, we recognized an allowance for credit loss liability of $0.1 million for the undrawn capacity on the construction loan. Allowance for credit loss liability is included within Accounts payable, accrued expenses and other liabilities on our Consolidated Balance Sheets.

The fair value of this real estate loan receivable was approximately $35.9 million as of December 31, 2024.

6. Debt

At December 31, 2024 and December 31, 2023 (dollars in thousands):

	Principal Outstanding		Interest	Current
Loan	December 31, 2024	December 31, 2023	Rate (1)	Maturity
Revolving credit facility:
2024 revolving credit facility (2)	$274,550	$79,000	S + 145bps (3)	June 2028 (4)
Total revolving credit facility	274,550	79,000

Term loan facilities:
2016 term loan facility	100,000	100,000	5.31% (5)	January 2025 (6)
2018 term loan facility	174,500	200,000	5.23% (7)	July 2026
Total term loan facilities	274,500	300,000
Less: Total unamortized deferred financing fees	(491)	(892)
Total term loan facilities, net	274,009	299,108

Notes payable:
2017 series A senior notes	95,000	95,000	4.05%	May 2027
2017 series B senior notes	50,000	50,000	4.15%	May 2029
2017 series C senior notes	30,000	30,000	4.30%	May 2032
2019 series A senior notes	85,000	85,000	3.73%	September 2029
2019 series B senior notes	100,000	100,000	3.83%	September 2031
2019 series C senior notes	90,000	90,000	3.98%	September 2034
2021 series A senior notes	50,000	50,000	2.62%	October 2028
2021 series B senior notes	200,000	200,000	2.89%	October 2030
2024 series A senior notes	150,000	—	6.56%	May 2033
2024 series B senior notes	50,000	—	6.56%	August 2033
Total notes payable	900,000	700,000
Less: Total unamortized deferred financing fees	(5,324)	(3,468)
Total notes payable, net	894,676	696,532

Mortgage notes payable:
VA – Golden	—	8,447	5.00% (8)	April 2024
USFS II – Albuquerque	9,624	11,603	4.46% (8)	July 2026
ICE – Charleston	10,491	11,998	4.21% (8)	January 2027
VA – Loma Linda	127,500	127,500	3.59% (8)	July 2027
CBP – Savannah	8,683	9,549	3.40% (8)	July 2033
USCIS - Kansas City	—	51,500	3.68% (8)	August 2024
Total mortgage notes payable	156,298	220,597
Less: Total unamortized deferred financing fees	(579)	(944)
Less: Total unamortized premium/discount	(133)	542
Total mortgage notes payable, net	155,586	220,195

Total debt	$1,598,821	$1,294,835
(1)
The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums.
(2)
The $400.0 million 2024 revolving credit facility (the “2024 revolving credit facility”) had available capacity of $125.3 million at December 31, 2024, which includes an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
(3)
Our 2024 revolving credit facility is subject to one interest rate swap with an effective date of June 23, 2023 and a notional value of $100.0 million, of which $25.5 million is associated with our 2024 revolving credit facility, to effectively fix the interest rate on the $25.5 million at 5.46% annually. The spread over the secured overnight financing rate (“SOFR”) is based on our consolidated leverage ratio, as defined in our 2024 revolving credit facility agreement. Additionally, at December 31, 2024, $249.1 million of amounts outstanding under our 2024 revolving credit facility had a floating rate of 4.31% under USD SOFR with a five day lookback.
(4)
Our 2024 revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(5)
Our 2016 term loan facility (our “2016 term loan facility”) is subject to three interest rate swaps, all with effective dates of December 23, 2024 and an aggregate notional value of $100.0 million, which effectively fixes the interest rate at 5.31% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2016 term loan facility agreement.
(6)
On January 8, 2025, we entered into the ninth amendment to our senior unsecured term loan agreement, dated as of September 29, 2016, to extend the maturity date of our 2016 term loan facility from January 30, 2025 to January 28, 2028.
(7)
Our 2018 term loan facility (as amended, our “2018 term loan facility”) is subject to two interest rate swaps with effective dates of June 23 and September 29, 2023 and an aggregate notional value of $200.0 million, of which $174.5 million is associated with our 2018 term loan facility, to effectively fix the interest rate on the $174.5 million at 5.23% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
(8)
Effective interest rates are as follows: USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.

As of December 31, 2024 and 2023, the net carrying value of real estate collateralizing our mortgages payable totaled $216.9 million and $325.9 million, respectively. We were not in default under any mortgage loan as of December 31, 2024. See Note 8 for the fair value of our debt instruments.

2024 Senior Note Agreement

On May 29, 2024, we entered into a master note purchase agreement pursuant to which the Operating Partnership agreed to issue and sell an aggregate of up to $200 million of fixed rate, senior unsecured notes (“Senior Notes”) consisting of (i) 6.56% Series A Senior Notes due May 29, 2033 (“Series A Senior Notes”), in an aggregate principal amount of $150.0 million, and (ii) 6.56% Series B Senior Notes due August 14, 2033 (“Series B Senior Notes”), in an aggregate principal amount of $50.0 million. The Series A Senior Notes were issued on May 29, 2024 and the Series B Senior Notes were issued on August 14, 2024. We, together with various subsidiaries of the Operating Partnership, have guaranteed the Senior Notes.

2024 Revolving Credit Facility

On June 3, 2024, we entered into a credit agreement (the “2024 Credit Agreement”) that provides for the $400.0 million 2024 revolving credit facility which includes an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions. The 2024 revolving credit facility has an initial four-year term and will mature in June 2028, with two six-month as-of-right extension options, subject to certain conditions and the payment of an extension fee.

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

2021 Revolving Credit Facility

We are also party to the second amended and restated credit agreement, dated July 23, 2021 (as amended, restated, or otherwise modified from time to time, the “2021 Credit Facility”), which provides for (i) a $450.0 million senior unsecured revolving credit facility (the “2021 revolving credit facility”) and (ii) our 2018 term loan facility.

On January 2, 2024, the margin spreads under the second amended senior unsecured credit agreement were reduced by 1 basis point as a result of achieving our sustainability metric percentage.

In connection with the entry into the 2024 Credit Agreement on June 3, 2024, we repaid all amounts outstanding under and terminated the revolver portion of the 2021 Credit Facility, including all unused commitments. Other than the foregoing, the terms of the 2021 Credit Facility remain unchanged and our 2018 term loan portion of the 2021 Credit Facility remains outstanding. We recognized an aggregate $0.3 million loss on debt extinguishment during the year ended December 31, 2024 which is included in Interest expense, net on our Consolidated Statements of Operations.

Term Loan Facilities

On January 23, 2024, we entered into the seventh amendment to the senior unsecured term loan agreement, dated as of September 29, 2016, that governs our 2016 term loan facility to extend the maturity date of our 2016 term loan facility from March 29, 2024 to January 30, 2025.

On December 23, 2024, we entered into three SOFR-based interest rate swaps with a total notional value of $100.0 million that were designated as cash flow hedges of interest rate risk. The interest rate swaps became effective in December 2024 upon the maturity of our $100.0 million notional value interest rate swap on December 23, 2024. For more information on our interest rate swaps, see Note 7 to the Consolidated Financial Statements.

2025 Activity

On January 8, 2025, we entered into the ninth amendment to our senior unsecured term loan agreement, dated as of September 29, 2016, to extend the maturity date of our 2016 term loan facility from January 30, 2025 to January 28, 2028.

2024 Activity

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

Financial Covenant Considerations

As of December 31, 2024, we were in compliance with all financial and other covenants related to our 2024 revolving credit facility, 2016 term loan facility, 2018 term loan facility, notes payable and mortgage notes payable.

Aggregate Debt Maturities

Aggregated debt maturities based on outstanding principal as of December 31, 2024 are as follows (dollars in thousands):

Total
2025	$104,598
2026	184,554
2027	230,733
2028	325,533
2029	136,016
Thereafter	623,914
1,605,348
Unamortized premium/discount & deferred financing	(6,527)
$1,598,821

7. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge (dollars in thousands):

					Fair Value at December 31,
Notional Amount	Fixed Rate	Floating Rate Index (1)	Effective Date	Expiration Date	2024	2023
$100,000	4.01%	USD-SOFR with -5 Day Lookback	June 23, 2023	March 23, 2025	$69	$599
$100,000	4.18%	USD-SOFR with -5 Day Lookback	June 23, 2023	December 23, 2024	$—	$501
$100,000	3.70%	USD-SOFR with -5 Day Lookback	September 29, 2023	June 29, 2025	$259	$894
$40,000	3.85%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$161	$—
$30,000	3.86%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$115	$—
$30,000	3.86%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$113	$—

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheets (dollars in thousands):

	Fair Value at December 31,
Balance Sheet Line Item	2024	2023
Interest rate swaps-Asset	$717	$1,994

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

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (dollars in thousands):

	For the years ended December 31,
	2024	2023	2022
Unrealized gain recognized in AOCI	$2,399	$3,811	$8,427
Gain (loss) reclassified from AOCI into interest expense	3,676	5,836	(1,292)

Credit-Risk Related Contingent Features

We have agreements with each of its derivative counterparties that contain a provision where we could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on such indebtedness. As of December 31, 2024, we were not in a net liability position with any derivative counterparty. As of December 31, 2024, we were in compliance with these agreements and had not posted any collateral related to these agreements.

8. Fair Value Measurements

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of December 31, 2024
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$717	$—

	As of December 31, 2023
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$1,994	$—

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

No impairment charges were incurred during the years ended December 31, 2024 and 2023.

Financial assets and liabilities not measured at fair value

The following table summarizes the aggregate principal outstanding under the Company's indebtedness and the corresponding estimate of fair value as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Financial liabilities	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Revolving credit facility	$274,550	$274,550	$79,000	$79,000
2016 Term loan facility	$100,000	$100,000	$100,000	$100,000
2018 Term loan facility	$174,500	$174,500	$200,000	$200,000
Notes payable	$900,000	$825,395	$700,000	$607,046
Mortgages payable	$156,298	$147,634	$220,597	$208,743
(1)
The carrying amount consists of principal only.
(2)
We deem the fair value measurement of the financial liability instrument a Level 3 measurement.

9. Equity Incentive Plan

On May 17, 2024, the stockholders of the Company approved our 2024 Equity Incentive Plan (the “2024 Plan”), which initially authorized an aggregate of 3,600,000 shares of our common stock for issuance. The 2024 Plan replaced our 2015 Equity Incentive Plan, as last amended on May 9, 2017 (the “Prior Plan”), and upon the effectiveness of the 2024 Plan no awards may be granted under the Prior Plan. Pursuant to the terms of the 2024 Plan, the shares of our common stock underlying any awards that are forfeited, cancelled, or are otherwise terminated (other than by exercise) under the 2024 Plan and Prior Plan are added back to the shares available for issuance under the 2024 Plan. As of December 31, 2024, 3,725,247 shares were available for issuance under the 2024 Plan. No shares of our common stock were authorized or available for issuance under the Prior Plan as of December 31, 2024.

The 2024 Plan is administered by the compensation committee of our board of directors (the “Compensation Committee”) and the award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, dividend equivalent rights, and other equity-based awards is permitted. Shares tendered or held back for taxes will not be added back to the reserved pool under the 2024 Plan. Upon the exercise of a stock appreciation right that is settled in shares of common stock, the full number of shares underlying the award will be charged to the reserved pool. Additionally, shares we reacquire on the open market will not be added back to the reserved pool under the 2024 Plan. Stock options and stock appreciation rights will not be repriced in any manner, nor will any material amendments be made to the 2024 Plan without stockholder approval. The term of the 2024 Plan will expire on May 17, 2034.

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

Restricted Shares

We award restricted stock to certain members of management and non‑employee directors. Management awards generally vest over a range of one to four years. Non‑employee director shares vest upon the earlier of the anniversary of the date of the grant or the next annual stockholder meeting, as long as the grantee remains a director or employee on such date. Restricted stock awards issued under the 2024 Plan and Prior Plan may not be sold or otherwise transferred until restrictions have lapsed, as established by the Compensation Committee.

We value our non-vested restricted share awards at the grant date fair value, which was the market price of our common stock as of the applicable grant date. We recognized $0.4 million, $0.6 million and $0.6 million in compensation expense, related to restricted common stock awards, for the years ended December 31, 2024, 2023 and 2022, respectively.

The fair value of restricted stock that vested was $0.4 million during 2024, $0.4 million during 2023, and $1.3 million during 2022, based on the market price at the vesting date. The balance of unamortized restricted stock expense as of December 31, 2024, was $0.6 million, which is expected to be recognized over a weighted‑average period of 1.3 years.

A summary of the status of our restricted shares as of December 31, 2024, 2023 and 2022 and changes during the years then ended are presented below:

	Restricted Shares	Restricted Shares Weighted average grant date fair value
Outstanding, December 31, 2021	86,006	$19.16
Vested	(71,168)	18.49
Granted (1)	29,078	18.81
Forfeited	(2,601)	21.16
Outstanding, December 31, 2022	41,315	$19.94
Vested	(30,987)	$19.43
Granted (1)	32,486	14.18
Forfeited	—	—
Outstanding, December 31, 2023	42,814	$15.94
Vested	(31,702)	$15.52
Granted	68,604	11.95
Forfeited	(1,145)	13.54
Outstanding, December 31, 2024	78,571	$12.66
(1)
Reflects the number of restricted shares issued to the grantee as part of the Prior Plan.

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

The following is a summary of our granted LTIP unit awards:

Award Type	Grant Date	Performance Period End Date	Vest Date	Units Granted	Units Vested
Service	January 3, 2022	—	December 31, 2024	110,906	56,858 (1)
Operational Performance	January 3, 2022	December 31, 2024	(2)	80,160	(2)
TSR Performance	January 3, 2022	December 31, 2024	(3)	158,535	(3)
Service	May 11, 2022	—	May 2, 2023	11,238	11,238
2022 LTIP Grant				360,839

Service	January 3, 2023	—	December 31, 2025	219,859	(1)
Operational Performance	January 3, 2023	December 31, 2025	(4)	127,291	(4)
TSR Performance	January 3, 2023	December 31, 2025	(4)	148,633	(4)
Service	March 2, 2023	—	March 2, 2026	3,438	-
Service	May 9, 2023	—	May 9, 2024	16,244	16,244
2023 LTIP Grant				515,465

Service	January 2, 2024	—	December 31, 2026	201,150
Operational Performance	January 2, 2024	December 31, 2026	(4)	116,737	(4)
TSR Performance	January 2, 2024	December 31, 2026	(4)	77,256	(4)
TSR Performance	January 19, 2024	December 31, 2026	(4)	69,419	(4)
Service	June 14, 2024	—	(5)	13,601	(5)
2024 LTIP Grant				478,163

(1)
37,392 service-based LTIP units granted on January 3, 2022 and 75,044 service-based LTIP units granted on January 3, 2023 to William C. Trimble, III, our former Chief Executive Officer and President, vested on December 31, 2023 in accordance with the terms of Mr. Trimble's Transition and Separation Agreement with the Company, dated December 6, 2023.
(2)
An aggregate of 41,642 Operational Performance LTIP units were earned as of December 31, 2024 and vested on February 19, 2025.
(3)
Based on the Company's performance through the performance period ending December 31, 2024, no TSR Performance LTIP units were earned.
(4)
Operational and TSR performance LTIP units may be earned based on the Company's performance through the performance period ending December 31, 2024, December 31, 2025 or December 31, 2026, as applicable. Subject to the grantee's continued employment, earned awards will vest upon the determination of the number of earned LTIP units following the end of the applicable performance period.
(5)
Represents LTIP units granted to our independent directors that will vest on the earlier of the anniversary of the grant date or the 2025 annual meeting of stockholders.

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

The following is a summary of the significant assumptions used to value the total shareholder return performance-based LTIP units:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	24.0%	26.0% - 39.0%	27.0%
Dividend yield	6.6% - 6.7%	5.6% - 8.5%	4.8%
Risk-free interest rate	4.1%	4.2% - 5.2%	1.0%
Expected life	3 years	3 years	3 years

The fair value of LTIP units that vested were $2.0 million during 2024, $6.9 million during 2023, and $5.5 million during 2022, based on the market price at the vesting date. We recognized $2.8 million, $5.2 million and $5.9 million in compensation expense related to LTIP unit awards, for the years ended December 31, 2024, 2023 and 2022, respectively. The balance of unamortized LTIP expense as of December 31, 2024 was $4.6 million, which is expected to be recognized over a weighted‑average period of 1.5 years. As of December 31, 2024, management considers it probable that the operational performance conditions on three of our four unvested grants will be achieved.

A summary of the status of our LTIP units as of December 31, 2024, 2023 and 2022 and changes during the years then ended are presented below:

	LTIP Units (1)	LTIP Units Weighted average grant date fair value
Outstanding, December 31, 2021	651,238	$21.02
Vested	(115,412)	18.66
Granted	360,839	17.48
Forfeited	—	—
Outstanding, December 31, 2022	896,665	$19.90
Vested	(423,969)	$18.73
Granted (2)	857,228	10.54
Forfeited (2)	(427,115)	16.23
Outstanding, December 31, 2023	902,809	$13.30
Vested	(150,344)	$19.48
Granted	478,163	11.24
Forfeited	(283,513)	13.48
Outstanding, December 31, 2024	947,115	$11.22

(1)
Reflects the number LTIP units issued to the grantee on the grant date which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.
(2)
Modified LTIP Units are treated as forfeited and re-granted at their new fair value.

10. Equity

Offering of Common Stock on a Forward Basis

On August 11, 2021, we completed an underwritten public offering of 6,300,000 shares of common stock offered on a forward basis. In connection with the offering, we also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 6,300,000 shares of our common stock. On December 28, 2021, we issued 3,991,000 shares of our common stock for net proceeds of $85.0 million, which shares were issued in partial settlement of the Forward Sales Agreements entered into in connection with the underwritten public offering. During the year ended December 31, 2023, we issued 2,309,000 shares of common stock under the Forward Sale Agreements and received net cash proceeds of approximately $46.8 million. As of December 31, 2024 and 2023, all shares of common stock under the Forward Sales Agreements had been issued and settled.

Redemption of Common Units to Common Stock

During the year ended December 31, 2022, we issued 204,751 shares of our common stock upon the redemption of 204,751 common units in accordance with the terms of the partnership agreement of the Operating Partnership. During the year ended December 31, 2023, we issued 5,867,740 shares of our common stock upon the redemption of 5,867,740 common units in accordance with the terms of the partnership agreement of the Operating Partnership. During the year ended December 31, 2024, we issued 1,438,636 shares of our common stock upon the redemption of 1,438,636 common units in accordance with the terms of the partnership agreement of the Operating Partnership.

Dividends and Distributions Paid

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2022	April 27, 2022	May 13, 2022	May 25, 2022	0.265
Q2 2022	July 27, 2022	August 11, 2022	August 23, 2022	0.265
Q3 2022	October 26, 2022	November 11, 2022	November 23, 2022	0.265
Q4 2022	February 22, 2023	March 9, 2023	March 21, 2023	0.265
Q1 2023	April 26, 2023	May 11, 2023	May 23, 2023	0.265
Q2 2023	August 2, 2023	August 17, 2023	August 29, 2023	0.265
Q3 2023	October 26, 2023	November 9, 2023	November 21, 2023	0.265
Q4 2023	February 21, 2024	March 6, 2024	March 18, 2024	0.265
Q1 2024	April 25, 2024	May 9, 2024	May 21, 2024	0.265
Q2 2024	July 17, 2024	August 1, 2024	August 13, 2024	0.265
Q3 2024	October 31, 2024	November 15, 2024	November 27, 2024	0.265
Q4 2024	February 19, 2025	March 5, 2025	March 17, 2025	0.265

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

The following table sets forth certain information with respect to issuances, made under the 2019 ATM Program in each fiscal year for the year ended December 31, 2024 (amounts in thousands except share amounts):

	2019 ATM Program
For the Year Ended:	Number of Shares Issued (1)	Net Proceeds (1)
December 31, 2022	434,925	$9,409
December 31, 2023	1,950,000	$39,279
December 31, 2024	5,491,217	$71,092

(1)
Shares issued by us, which were all issued in settlement of forward sale transactions. As of December 31, 2024, we had settled all of our outstanding forward sale transactions under the 2019 ATM Program. We accounted for the forward sale transactions as equity.

No sales of shares of our common stock were made under the 2021 ATM Program during the year ended December 31, 2024.

We used the net proceeds received from such sales for general corporate purposes. As of December 31, 2024, we had $300.0 million of gross sales of its common stock available under the 2021 ATM Program and $15.4 million of gross sales of its common stock available under the 2019 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the year ended December 31, 2024.

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

11. Earnings Per Share

Basic earnings or loss per share of common stock (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the periods presented. Unvested restricted shares of common stock and unvested LTIP units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. The following table sets forth the computation of our basic and diluted earnings per share of common stock for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands, except per share amounts):

	For the years ended December 31,
	2024	2023	2022
Numerator
Net income	$20,578	$21,060	$35,562
Less: Non-controlling interest in Operating Partnership	(1,025)	(2,256)	(4,088)
Net income available to Easterly Government Properties, Inc.	19,553	18,804	31,474
Less: Dividends on participating securities	(554)	(599)	(546)
Net income available to common stockholders	$18,999	$18,205	$30,928
Denominator for basic EPS	103,443,951	94,264,166	90,613,966
Dilutive effect of share-based compensation awards	19,548	18,128	19,336
Dilutive effect of LTIP units (1)	295,047	269,685	315,399
Dilutive effect of shares issuable under forward sales agreements (2)	—	4,076	—
Denominator for diluted EPS	103,758,546	94,556,055	90,948,701
Basic EPS	$0.18	$0.19	$0.34
Diluted EPS	$0.18	$0.19	$0.34
(1)
During the years ended December 31, 2024, 2023 and 2022, there were approximately 415,291, 387,010 and 314,529 unvested performance-based LTIP units, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.
(2)
During the years ended December 31, 2024 and 2023, there were no shares of underlying unsettled forward sales transactions that were included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. During the year ended December 31, 2022, 4,259,000 shares of underlying unsettled forward sales transactions that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

12. Leases

Lessor

We lease commercial space to the U.S. Government through the GSA or other federal, state and local agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 19.5 years as of December 31, 2024), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

The following table summarizes the maturity of fixed lease payments under our leases as of December 31, 2024 (amounts in thousands):

	Payments due by period
	Total	2025	2026	2027	2028	2029	Thereafter
Fixed lease payments	$2,157,284	253,667	241,166	229,336	208,931	184,217	1,039,967

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	Years Ended December 31,
	2024	2023	2022
Fixed	$269,141	$254,017	$265,126
Variable	20,460	19,889	19,362
Property rental revenue	289,601	273,906	284,488

Information about our leases for our development properties as of December 31, 2024 are set forth in the table below:

Property Name	Location	Tenant	Property Type	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L (1)	20-year	162,000
JUD - Flagstaff	Flagstaff, AZ	Judiciary of the U.S. Government	C (2)	20-year	50,777
Total					212,777

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

As of December 31, 2024, the unamortized balances associated with our right-of-use operating lease asset and operating lease liability for our two commenced office leases was $2.3 million and $2.3 million, respectively. As of December 31, 2023, the unamortized balance associated with our right-of-use operating lease asset and operating lease liability for our two commenced office leases was $3.0 million and $3.0 million, respectively. Our right-of-use operating lease asset and operating lease liability were included in “Prepaid expenses and other assets” and “Accounts payable, accrued expenses and other liabilities” on the Consolidated Balance Sheets, respectively as of December 31, 2024, and 2023. We used our incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for our commenced operating leases for the year ended December 31, 2024, 2023 and 2022 (amounts in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating lease costs	$770	$620	$624

Other Information
Weighted average remaining lease term (in years)	3.88	4.67	5.62
Weighted average discount rate	3.32%	3.19%	3.15%

In addition, the maturity of future minimum lease payments under our commenced corporate office leases as of December 31, 2024 is summarized in the table below (amounts in thousands):

Year ending December 31,	Payments due by period
2025	793
2026	661
2027	368
2028	385
2029	333
Thereafter	—
Total future minimum lease payments	$2,540
Imputed interest	(233)
Total	$2,307

13. Revenue

The table below sets forth revenue from tenant construction projects disaggregated by tenant agency for the years ended December 31, 2024, 2023, and 2022 (amounts in thousands).

	For the year ended December 31,	For the year ended December 31,	For the year ended December 31,
Tenant	2024	2023	2022
Department of Veteran Affairs (“VA”)	$3,481	$5,702	$2,373
Customs and Border Protection (“CBP”)	1,747	293	157
U.S. Joint Staff Command (“JSC”)	655	2,132	948
U.S. Citizenship and Immigration Services (“USCIS”)	294	56	250
Internal Revenue Service (“IRS”)	286	20	37
U.S. Coast Guard (“USCG”)	155	346	182
The Judiciary of the U.S. Government (“JUD”)	153	163	391
Federal Bureau of Investigation (“FBI”)	151	792	1,307
Food and Drug Administration (“FDA”)	124	45	346
Department of Transportation (“DOT”)	34	142	—
Environmental Protection Agency (“EPA”)	34	—	—
General Services Administration - Other	26	39	42
National Weather Service (“NWS”)	25	—	2
Immigration and Customs Enforcement (“ICE”)	20	111	7
Department of Homeland Security (“DHS”)	4	—	—
State of California (“CA”)	3	—	—
Federal Emergency Management Agency (“FEMA”)	—	89	318
Bonneville Power Administration (“BPA”)	—	16	—
National Archives and Records Administration (“NARA”)	—	13	—
Department of Labor (“DOL”)	—	3	—
Occupational Safety and Health Administration (“OSHA”)	—	—	116
National Park Service (“NPS”)	—	—	110
Drug Enforcement Administration (“DEA”)	—	—	40
Federal Aviation Administration (“FAA”)	—	—	29
Patent and Trademark Office (“PTO”)	—	—	14
Health Resources and Services Administration (“HRSA”)	—	—	4
	$7,192	$9,962	$6,673

The balance in Accounts receivable related to tenant construction projects and the associated project management income was $8.1 million and $9.6 million, as of December 31, 2024 and 2023, respectively. The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects ongoing as of December 31, 2024 or as of December 31, 2023 with a duration of greater than one year.

During the years ended December 31, 2024, 2023, and 2022, we also recognized $0.5 million, $0.5 million, and $0.4 million, respectively, in parking garage income generated from the operations of parking garages situated on both the Various GSA – Buffalo property and on the Various GSA - Portland property. The monthly and transient daily parking revenue falls within the scope of ASC Topic 606 Revenue from Contracts with Customers and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied. As of December 31, 2024 and 2023, there was less than $0.1 million in Accounts receivable attributable to parking garage income.

There were no contract assets or liabilities as of December 31, 2024 and 2023.

14. Commitments and Contingencies

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

Letters of Credit

As of each of December 31, 2024 and 2023, we had $0.1 million of standby letters of credit. There were no draws against these letters of credit during the years ended December 31, 2024 or 2023.

15. Concentration Risk

Concentrations of credit risk arise for us when multiple tenants of the Company are engaged in similar business activities, are located in the same geographic region or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to us. We regularly monitor our tenant base to assess potential concentrations of credit risk.

At December 31, 2024, the U.S. Government accounted for 91.1% of our total leased square feet, state and local government tenants accounted for 3.7% of our total leased square feet and non-governmental tenants accounted for the remaining 5.2% of our total leased square feet. At December 31, 2023, the U.S. Government accounted for 96.0% of our leased square feet, state and local government tenants accounted for 1.2% of our total leased square feet and non-governmental tenants accounted for the remaining 2.8% of our total leased square feet.

At December 31, 2024, 18 of our 100 wholly-owned and unconsolidated operating properties were located in California, accounting for approximately 14.2% of our total leased square feet. At December 31, 2023, 18 of our 90 operating properties were located in California, accounting for approximately 15.7% of our total leased square feet. To the extent that weak economic or real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

16. Segment Information

For the years ended December 31, 2024, 2023 and 2022, our operations are reported within one reportable and operating segment in the consolidated financial statements and all of our properties are included within this single reportable and operating segment (the “segment”).

Our CODM includes our Chief Executive Officer and our Chief Financial and Accounting Officer as they are responsible for allocating resources, assessing performance and determining appropriate operating segments.

The CODM assesses performance for the segment and decides how to allocate resources based on net income, which is reported on our Consolidated Statements of Operations as Net Income. The Consolidated Statements of Operations, inclusive of significant expenses, are provided to the CODM for performance assessment. The CODM uses net income to evaluate income generated from our properties when deciding whether to reinvest profits into our assets or into other parts of the entity, such as for acquisitions or to pay dividends. Net income is also used to monitor budgeted versus actual results. The CODM also uses net income in competitive analysis by benchmarking to our competitors. The competitive analysis, along with the monitoring of budgeted versus actual results, is used in assessing performance of the segment and in establishing employee and management compensation.

The measure of segment assets is reported on our Consolidated Balance Sheets as Total Assets. The accounting policies of the segment are the same as those described in our Summary of Significant Accounting Policies.

17. Related Parties

We have reimbursement arrangements with entities controlled by our former Chairman, who was appointed Chief Executive Officer effective January 1, 2024, and Vice Chairman, which provide for reimbursement of costs paid on our behalf, or those we pay on their behalf. For the years ended December 31, 2024, 2023 and 2022, we were responsible for reimbursing costs of $0.9 million, $0.8 million and $0.4 million, respectively, and received reimbursement for costs of $0.1 million, less than $0.1 million, and less than $0.1 million, respectively.

We provide asset management services to properties owned by the JV. For the years ended December 31, 2024, 2023 and 2022 we recognized Asset management fees of $2.3 million, $2.1 million and $1.4 million, respectively, and reimbursement for certain costs that we paid on their behalf of $0.5 million, $0.3 million and $0.1 million, respectively.

As of December 31, 2024, and 2023, Accounts receivable from related parties was $0.3 million and $0.2 million, respectively. As of December 31, 2024, and 2023, Accounts payable, accrued expenses and other liabilities included $0.1 million and $0.4 million, respectively, owed to related parties.

18. Subsequent Events

For its consolidated financial statements as of December 31, 2024, we evaluated subsequent events as of the filing date of this Annual Report on Form 10-K and noted the following significant events:

On January 2, 2025, we granted an aggregate of 400,920 performance-based LTIP units to members of management pursuant to the 2024 Plan, consisting of (i) 213,430 LTIP units that are subject to us achieving certain total shareholder return performance thresholds (on both an absolute and relative basis) and (ii) 187,490 LTIP units that are subject to us achieving certain operational performance hurdles, in each case through a performance period ending on December 31, 2027. The performance-based LTIP units will vest to the extent earned following the end of the performance period on December 31, 2027. On January 2, 2025, we also granted an aggregate of 323,903 service-based LTIP units to members of management pursuant to the 2024 Plan, which will vest on December 31, 2027. The LTIP units are subject to the grantee’s continued employment and the other terms of the awards.

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2024

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation(3)(5)	Original Construction Date(s) (Unaudited)	Date Acquired
Aberdeen, MS	C	$—	$1,147	$14,044	$297	$1,147	$14,341	$15,488	$3,575	2005	6/17/2015
Alameda, CA	L	—	5,438	4,312	70,463	5,438	74,775	80,213	10,000	2019	8/1/2016
Albany, NY	SF	—	1,801	11,544	403	1,801	11,947	13,748	3,107	2004	2/11/2015
Albany, NY	SF	—	1,412	17,128	7,743	1,412	24,871	26,283	4,879	1998	11/22/2016
Albuquerque, NM	SF	—	3,062	28,201	288	3,062	28,489	31,551	8,076	2011	2/17/2016
Albuquerque, NM	O	—	2,905	23,804	61	2,905	23,865	26,770	6,294	2006	2/11/2015
Albuquerque, NM	O	9,690	2,345	28,611	546	2,345	29,157	31,502	10,098	2011	2/11/2015
Anaheim, CA	O	—	7,081	16,346	347	7,081	16,693	23,774	632	1991 / 2020	10/3/2023
Arlington, VA	SF	—	14,350	44,442	6,235	14,350	50,677	65,027	15,066	2009	2/11/2015
Atlanta, GA	SF	—	1,074	10,788	8,193	1,074	18,981	20,055	1,238	2008 / 2023	10/3/2023
Aurora, CO	SF	—	2,661	16,549	15	2,661	16,564	19,225	117	2002	10/10/2024
Bakersfield, CA	SF	—	438	2,253	807	438	3,060	3,498	639	2000	10/16/2018
Beavercreek, OH	SF	—	4,477	11,212	—	4,477	11,212	15,689	91	2012	9/4/2024
Birmingham, AL	SF	—	408	10,853	249	408	11,102	11,510	2,623	2005	7/1/2016
Birmingham, AL	SF	—	755	22,537	3,999	755	26,536	27,291	5,869	2005	7/1/2016
Birmingham, AL	O	—	1,410	17,276	120	1,410	17,396	18,806	3,502	2014	11/9/2018
Broomfield, CO	W	—	4,002	19,253	21	4,002	19,274	23,276	1,273	2012	5/10/2022
Brownsburg, IN	OC	—	1,774	26,300	24	1,774	26,324	28,098	2,084	2021	11/1/2021
Buffalo, NY	O	—	246	80,913	10,531	246	91,444	91,690	17,837	2004	9/13/2018
Cary, NC	O	—	3,942	13,303	—	3,942	13,303	17,245	32	1991	11/27/2024
Cary, NC	O	—	5,413	17,284	—	5,413	17,284	22,697	41	1994	11/27/2024
Cary, NC	O	—	7,026	15,460	—	7,026	15,460	22,486	42	1997	11/27/2024
Charleston, SC	C	—	1,324	21,189	3,540	1,324	24,729	26,053	3,785	1999	10/16/2018
Charleston, WV	O	—	551	13,732	2,010	551	15,742	16,293	3,145	1959 / 2000	9/13/2018
Chico, CA	OC	—	5,183	24,405	56	5,183	24,461	29,644	2,869	2019	4/30/2020
Clarksburg, WV	O	—	108	13,421	1,280	108	14,701	14,809	2,652	1999	9/13/2018
Cleveland, OH	O	—	563	18,559	500	563	19,059	19,622	2,225	1981 / 2021	7/22/2021
Council Bluffs, IA	C	—	791	11,984	—	791	11,984	12,775	987	2021	8/23/2022
Dallas, TX	SF	—	1,005	14,546	3,306	1,005	17,852	18,857	4,472	2001	2/11/2015
Dallas, TX	L	—	2,753	23,848	4,632	2,753	28,480	31,233	6,116	2001	12/1/2015
Dallas, TX	SF	—	740	8,191	802	740	8,993	9,733	1,726	2005	9/13/2018
Del Rio, TX	C	—	210	30,676	1,803	210	32,479	32,689	9,092	1992 / 2004	2/11/2015
Des Plaines, IL	O	—	1,742	9,325	393	1,742	9,718	11,460	1,790	1971 / 1999	9/13/2018
El Centro, CA	C	—	1,084	20,765	1,506	1,084	22,271	23,355	6,296	2004	2/11/2015
El Paso, TX	SF	—	2,430	33,649	5,021	2,430	38,670	41,100	5,736	1998 -2005	3/26/2020
Fresno, CA	O	—	1,499	68,309	5,566	1,499	73,875	75,374	20,491	2003	2/11/2015

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2024

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation(3)(5)	Original Construction Date(s) (Unaudited)	Date Acquired
Golden, CO	W	$—	$4,080	$8,933	$705	$4,080	$9,638	$13,718	$2,467	1996 / 2011	5/24/2018
Irvine, TX	SF	—	6,736	12,864	—	6,736	12,864	19,600	529	2000 / 2020	4/12/2024
Jackson, TN	C	—	332	24,324	1,557	332	25,881	26,213	2,563	1998	12/24/2020
Kansas City, KS	L	—	828	33,035	2,673	828	35,708	36,536	8,007	2003	7/1/2016
Kansas City, MO	SF	—	645	24,431	122	645	24,553	25,198	2,984	1998 / 2020	5/20/2021
Knoxville, TN	SF	—	2,840	25,775	536	2,840	26,311	29,151	4,222	2010	3/17/2021
Lakewood, CO	O	—	1,521	32,865	1,453	1,521	34,318	35,839	10,678	2004	2/11/2015
Lees Summit, MO	O	—	2,974	90,858	3,123	2,974	93,981	96,955	8,704	1969 / 1999	10/14/2021
Lenexa, KS	O	—	4,367	42,692	982	4,367	43,674	48,041	8,347	2007 / 2012	8/22/2019
Lenexa, KS	L	—	649	3,449	62,485	649	65,934	66,583	7,036	2020	5/27/2017
Lincoln, NE	O	—	2,311	26,328	1,281	2,311	27,609	29,920	8,003	2005	11/12/2015
Little Rock, AR	SF	—	2,278	19,318	855	2,278	20,173	22,451	5,782	2001	2/11/2015
Loma Linda, CA	OC	126,921	12,476	177,357	432	12,476	177,789	190,265	33,784	2016	6/1/2017
Louisville, KY	SF	—	1,005	5,473	170	1,005	5,643	6,648	557	2011	3/17/2021
Louisville, KY	SF	—	1,015	21,885	295	1,015	22,180	23,195	2,404	2011	3/17/2021
Lubbock, TX	W	—	541	972	—	541	972	1,513	328	2013	2/11/2015
Martinsburg, WV	SF	—	1,700	13,294	258	1,700	13,552	15,252	4,006	2007	2/11/2015
Mobile, AL	SF	—	2,045	20,400	8,019	2,045	28,419	30,464	2,263	2001	9/18/2020
Mobile, AL	OC	—	6,311	31,030	185	6,311	31,215	37,526	3,691	2018	4/30/2020
New Orleans, LA	SF	—	664	24,471	915	664	25,386	26,050	3,613	1999 / 2006	5/9/2019
Newport News, VA	C	—	252	14,477	130	252	14,607	14,859	452	2008	10/19/2023
North Charleston, SC	SF	10,544	963	34,987	1,892	963	36,879	37,842	10,082	1994 / 2012	2/11/2015
North Charleston, SC	W	—	918	14,033	32	918	14,065	14,983	1,461	2020	11/3/2020
Ogden, UT	W	—	4,964	11,507	—	4,964	11,507	16,471	32	1996	11/21/2024
Omaha, NE	SF	—	4,635	41,319	1,330	4,635	42,649	47,284	14,313	2009	2/11/2015
Omaha, NE	SF	—	1,517	14,156	518	1,517	14,674	16,191	4,016	2004	5/19/2016
Orange, CT	OC	—	3,098	23,613	37	3,098	23,650	26,748	3,026	2019	11/21/2019
Orlando, FL	SF	—	3,351	11,135	—	3,351	11,135	14,486	179	1996 / 2010	5/7/2024
Orlando, FL	SF	—	3,021	5,098	—	3,021	5,098	8,119	83	2006	5/9/2024
Parkersburg, WV	O	—	365	52,200	1,192	365	53,392	53,757	9,288	2004 / 2006	9/13/2018
Pittsburgh, PA	SF	—	384	24,877	3,501	384	28,378	28,762	5,638	2001	9/13/2018
Pleasanton, CA	L	—	5,765	20,859	373	5,765	21,232	26,997	4,892	2015	10/21/2015
Portland, OR	O	—	4,913	75,794	3,862	4,913	79,656	84,569	13,613	2002	1/31/2019
Richmond, VA	SF	—	3,041	23,931	2,285	3,041	26,216	29,257	6,778	2001	12/7/2015
Riverside, CA	SF	—	1,983	6,755	3,679	1,983	10,434	12,417	2,068	1997	2/11/2015

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2024

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation(3)(5)	Original Construction Date(s) (Unaudited)	Date Acquired
Sacramento, CA	SF	$—	$1,434	$9,369	$3,320	$1,434	$12,689	$14,123	$3,798	2002	2/11/2015
Salt Lake City, UT	SF	—	2,049	79,955	986	2,049	80,941	82,990	16,824	2012	9/28/2017
San Antonio, TX	SF	—	3,745	49,153	2,007	3,745	51,160	54,905	14,919	2007	2/11/2015
San Diego, CA	W	—	3,060	510	914	3,060	1,424	4,484	677	1999	2/11/2015
San Diego, CA	O	—	2,252	12,280	(7,841)	1,216	5,475	6,691	532	2001	9/11/2015
San Diego, CA	SF	—	773	2,481	1,036	773	3,517	4,290	1,102	2003	2/11/2015
San Jose, CA	OC	—	10,419	52,750	86	10,419	52,836	63,255	8,547	2018	7/11/2018
Santa Ana, CA	SF	—	6,413	8,635	827	6,413	9,462	15,875	3,190	2004	2/11/2015
Savannah, GA	L	8,431	3,221	10,687	602	3,221	11,289	14,510	3,210	2013	2/11/2015
South Bend, IN	C	—	514	6,590	543	514	7,133	7,647	1,604	1996 / 2011	12/23/2016
South Bend, IN	OC	—	3,954	38,503	441	3,954	38,944	42,898	6,956	2017	11/16/2017
Springfield, IL	SF	—	118	16,629	75	118	16,704	16,822	1,543	2002	4/22/2021
Sterling, VA	L	—	2,556	21,817	13,713	2,556	35,530	38,086	5,135	2001	1/31/2019
Suffolk, VA	SF	—	7,141	61,577	9,353	7,141	70,930	78,071	10,144	1993 / 2004	5/8/2019
Tampa, FL	SF	—	5,002	57,553	1,537	5,002	59,090	64,092	3,860	2005	5/18/2022
Tracy, CA	W	—	2,678	548	29,739	2,678	30,287	32,965	4,716	2018	10/4/2017
Tustin, CA	O	—	8,532	24,279	342	8,532	24,621	33,153	4,128	1979 / 2019	10/22/2019
Upper Marlboro, MD	L	—	5,054	18,301	2,752	5,054	21,054	26,108	3,282	2002	11/15/2018
Vista, CA	L	—	3,998	24,053	2,942	3,998	26,995	30,993	6,631	2002	2/11/2015
Various	Various	—	8,028	15,691	168,823	8,028	184,514	192,542	—	N/A	Various
		$155,586	$268,579	$2,290,868	$477,831	$267,543	$2,769,736	$3,037,279	$465,184

(1)
OC=Outpatient Clinic; SF=Specialized Facility; O=Office; C=Courthouse; L=Laboratory; W=Warehouse.
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

The aggregate cost and accumulated depreciation for tax purposes was approximately $2,855.4 million and $504.0 million, respectively.

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2024

(Amounts in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2021	2,676,565	277,377
Additions	135,914	69,999
Dispositions	(198,214)	(23,960)
Real estate impaired (1)	(7,675)	(2,134)
Balance at December 31, 2022	2,606,590	321,282
Additions	103,630	69,795
Dispositions	—	—
Balance at December 31, 2023	2,710,220	391,077
Additions	329,061	74,107
Dispositions	(2,002)	—
Balance at December 31, 2024	3,037,279	465,184
(1)
During the quarter ended September 30, 2022, we recognized an impairment loss totaling approximately $5.5 million for its ICE – Otay. See Note 3 and Note 8 for additional information.