Form 10-Q
period 2025-03-31
Easterly Government Properties, Inc.
filed 2025-04-29
CIK 1622194

$

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 28, 2025, the registrant had 44,905,158 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	March 31, 2025	December 31, 2024
Assets
Real estate properties, net	$2,573,509	$2,572,095
Cash and cash equivalents	8,459	19,353
Restricted cash	9,030	8,451
Tenant accounts receivable	70,531	71,172
Investment in unconsolidated real estate venture	314,546	316,521
Real estate loan receivable, net	43,760	34,081
Intangible assets, net	155,663	161,425
Interest rate swaps	145	717
Prepaid expenses and other assets	48,964	39,256
Total assets	$3,224,607	$3,223,071

Liabilities
Revolving credit facility	155,050	274,550
Term loan facilities, net	273,387	274,009
Notes payable, net	1,018,187	894,676
Mortgage notes payable, net	154,508	155,586
Intangible liabilities, net	14,093	14,885
Deferred revenue	118,340	120,977
Interest rate swaps	1,323	—
Accounts payable, accrued expenses and other liabilities	91,161	101,271
Total liabilities	1,826,049	1,835,954

Equity
Common stock, par value $0.01, 200,000,000 shares authorized, 44,702,490 and 43,188,224 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	447	432
Additional paid-in capital(1)	1,915,891	1,874,193
Retained earnings	134,981	131,854
Cumulative dividends	(714,657)	(686,044)
Accumulated other comprehensive income	(2,971)	683
Total stockholders’ equity	1,333,691	1,321,118
Non-controlling interest in Operating Partnership	64,867	65,999
Total equity	1,398,558	1,387,117
Total liabilities and equity	$3,224,607	$3,223,071

(1)
As of December 31, 2024 and March 31, 2025, the Company reclassified $0.6 million from Common Stock to Additional Paid-in-Capital due to the reduction in shares outstanding in connection with the Reverse Stock Split effective April 28, 2025.

Share and per share data have been adjusted for all periods presented to reflect a 1 for 2.5 reverse stock split effective April 28, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended March 31,
	2025	2024
Revenues
Rental income	$75,546	$70,746
Tenant reimbursements	1,026	1,017
Asset management income	622	550
Other income	1,481	487
Total revenues	78,675	72,800
Expenses
Property operating	17,799	16,592
Real estate taxes	7,957	8,229
Depreciation and amortization	26,797	23,800
Acquisition costs	307	419
Corporate general and administrative	6,215	6,455
Recovery of credit losses	(238)	—
Total expenses	58,837	55,495
Other income (expense)
Income from unconsolidated real estate venture	1,822	1,415
Interest expense, net	(18,377)	(13,836)
Net income	3,283	4,884
Non-controlling interest in Operating Partnership	(156)	(258)
Net income available to Easterly Government Properties, Inc.	$3,127	$4,626
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.07	$0.11
Diluted	$0.07	$0.11
Weighted-average common shares outstanding
Basic	43,224,145	40,797,257
Diluted	43,372,207	40,894,004
Dividends declared per common share	$0.66	$0.66

Share and per share data have been adjusted for all periods presented to reflect a 1 for 2.5 reverse stock split effective April 28, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2025	2024
Net income	$3,283	$4,884
Other comprehensive gain (loss):
Unrealized gain (loss) on treasury locks and interest rate swaps, net	(3,832)	902
Other comprehensive gain (loss)	(3,832)	902
Comprehensive income (loss)	(549)	5,786
Non-controlling interest in Operating Partnership	(156)	(258)
Other comprehensive (gain) loss attributable to non-controlling interest	178	(20)
Comprehensive income (loss) attributable to Easterly Government Properties, Inc.	$(527)	$5,508

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$3,283	$4,884
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,797	23,800
Straight line rent	251	(856)
Income from unconsolidated real estate venture	(1,822)	(1,415)
Amortization of above- / below-market leases	(518)	(594)
Amortization of unearned revenue	(1,762)	(1,604)
Amortization of loan premium / discount	(6)	(275)
Amortization of deferred financing costs	757	582
Amortization of lease inducements	329	258
Amortization of real estate loan receivable origination fees	(36)	—
Amortization of treasury lock settlement	8	—
Distributions from investment in unconsolidated real estate venture	3,795	3,079
Non-cash compensation	1,421	1,229
Recovery of credit losses	(238)	—
Net change in:
Tenant accounts receivable	617	1,339
Prepaid expenses and other assets	(3,312)	(6,458)
Real estate loan interest receivable	(931)	—
Deferred revenue associated with operating leases	(875)	510
Principal payments on operating lease obligations	(172)	(166)
Accounts payable, accrued expenses and other liabilities	(3,399)	(422)
Net cash provided by operating activities	24,187	23,891
Cash flows from investing activities
Real estate acquisitions and deposits	(7,307)	(612)
Additions to operating properties	(8,598)	(7,906)
Additions to development properties	(20,793)	(12,945)
Investment in real estate loan receivable, net	(8,541)	(3,440)
Net cash used in investing activities	(45,239)	(24,903)
Cash flows from financing activities
Payment of deferred financing costs	(2,302)	(350)
Issuance of common shares	41,270	—
Credit facility draws	55,500	73,000
Credit facility repayments	(175,000)	(7,500)
Issuance of notes payable	125,000	—
Treasury lock settlement	(1,945)	—
Repayments of mortgage notes payable	(1,127)	(1,117)
Dividends and distributions paid	(30,240)	(28,686)
Payment of offering costs	(419)	(172)
Net cash provided by (used in) financing activities	10,737	35,175
Net increase (decrease) in Cash and cash equivalents and Restricted cash	(10,315)	34,163
Cash and cash equivalents and Restricted cash, beginning of period	27,804	21,939
Cash and cash equivalents and Restricted cash, end of period	$17,489	$56,102

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the three months ended March 31,
	2025	2024
Cash paid for interest (net of capitalized interest of $2,026 and $672 in 2025 and 2024, respectively)	$15,640	$12,276
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$5,075	$9,832
Additions to development properties accrued, not paid	20,663	22,078
Deferred financing costs accrued, not paid	183	—
Offering costs accrued, not paid	14	28
Deferred asset acquisition costs accrued, not paid	104	115
Unrealized gain (loss) on interest rate swaps, net	(3,832)	902
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$—	$(18,088)
Common stock	—	14
Additional paid-in capital	—	18,074
Total	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements (unaudited)

1. Organization and Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2024, and related notes thereto, included in the Annual Report on Form 10-K of Easterly Government Properties, Inc. (the “Company”) for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2025.

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

We focus primarily on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We may also consider other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of March 31, 2025, we wholly owned 90 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 9.7 million leased square feet, including 92 operating properties that were leased primarily to U.S. Government tenant agencies, four operating properties leased to tenant agencies of a U.S. state or local government and three operating properties that were entirely leased to private tenants. As of March 31, 2025, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 95.4% of the aggregate limited partnership interests in the Operating Partnership (“common units”) as of March 31, 2025. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Reverse Stock Split

On April 28, 2025, we effected a 1-for-2.5 reverse stock split of our issued and outstanding common stock, which reverse stock split was previously approved by our Board of Directors (the “Reverse Stock Split”). As a result, every 2.5 shares of issued and outstanding common stock were consolidated into 1 share. The par value of the common stock remained unchanged at $0.01 per share. Concurrently with the Reverse Stock Split, the Operating Partnership completed a corresponding 1-for-2.5 reverse unit split of outstanding common units and LTIP units (the “Reverse Unit Split”). All share and per share amounts, including earnings per share, in these financial statements have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split. Accordingly, the Reverse Stock Split reduced the number of shares outstanding as of March 31, 2025 from 111,756,225 to 44,702,490. For additional information, see Note 9 Equity Incentive Plan, Note 10 Equity and Note 11 Earnings Per Share.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2025 and December 31, 2024, the consolidated results of operations for the three months ended March 31, 2025 and 2024, and the consolidated cash flows for the three months ended March 31, 2025 and 2024. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

2. Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of our condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires expanded interim and annual disclosures of certain expense information in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied on a prospective or retrospective basis. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statement disclosures.

3. Real Estate and Intangibles

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of March 31, 2025 (amounts in thousands):

Total
Real estate properties, net
Land	$267,543
Building and improvements	2,495,048
Acquired tenant improvements	94,894
Construction in progress	202,238
Accumulated depreciation	(486,214)
Total Real estate properties, net	2,573,509
Intangible assets, net
In-place leases	302,302
Acquired leasing commissions	81,915
Above market leases	14,620
Payment in lieu of taxes	6,394
Accumulated amortization	(249,568)
Total Intangible assets, net	155,663
Intangible liabilities, net
Below market leases	(77,029)
Accumulated amortization	62,936
Total Intangible liabilities, net	(14,093)

No operating properties were acquired or disposed of during the three months ended March 31, 2025.

During the three months ended March 31, 2025, we incurred $0.3 million of acquisition-related expenses mainly consisting of internal costs associated with future property acquisitions.

The following table summarizes the scheduled amortization of our acquired above- and below-market lease intangibles for each of the five succeeding years as of March 31, 2025 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2025 (1)	$822	$(2,134)
2026	1,096	(2,693)
2027	1,096	(2,469)
2028	725	(1,924)
2029	193	(1,238)
(1)
Represents the nine months ending December 31, 2025.

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in the JV (dollars in thousands):

		As of March 31,
Joint Venture	Ownership Interest	2025
MedBase Venture	53.0%	$314,546

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

On April 1, 2025, the Borrower repaid $15.0 million of the construction loan outstanding upon substantial completion of the development and receipt of the lump sum reimbursement from the government. On April 15, 2025, we declined the option to purchase, at the stated price, all of the issued and outstanding membership interest from the Borrower.

A summary of our real estate loan receivable consisted of the following (dollars in thousands):

	March 31, 2025	December 31, 2024
Real estate loan receivable	$45,025	$35,517
Allowance for credit losses	(1,265)	(1,436)
Real estate loan receivable, net	$43,760	$34,081

During the three months ended March 31, 2025, we recognized interest income from our real estate loan receivable of $0.9 million. No interest income was recognized from real estate loan receivables during the three months ended March 31, 2024. Interest income from our real estate loan receivable is included within Other income on our Consolidated Statements of Operations. As of March 31, 2025, we recognized an allowance for credit loss liability of less than $0.1 million for the undrawn capacity on the construction loan. Allowance for credit loss liability is included within Accounts payable, accrued expenses and other liabilities on our Consolidated Balance Sheets.

The fair value of this real estate loan receivable was approximately $45.4 million as of March 31, 2025.

6. Debt

At March 31, 2025, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2025	Rate (1)	Maturity
Revolving credit facility:
2024 revolving credit facility (2)	$155,050	SOFR + 145 bps (3)	June 2028 (4)
Total revolving credit facility	155,050

Term loan facilities:
2016 term loan facility	100,000	5.31% (5)	January 2028
2018 term loan facility	174,500	5.11% (6)	July 2026
Total term loan facilities	274,500
Less: Total unamortized deferred financing fees	(1,113)
Total term loan facilities, net	273,387

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
2024 series B senior notes	50,000	6.56%	August 2033
2025 series A senior notes	25,000	6.13%	March 2030
2025 series B senior notes	100,000	6.33% (7)	March 2032
Total notes payable	1,025,000
Less: Total unamortized deferred financing fees	(6,813)
Total notes payable, net	1,018,187

Mortgage notes payable:
USFS II – Albuquerque	9,105	4.46%	July 2026
ICE – Charleston	10,105	4.21%	January 2027
VA – Loma Linda	127,500	3.59%	July 2027
CBP – Savannah	8,462	3.40%	July 2033
Total mortgage notes payable	155,172
Less: Total unamortized deferred financing fees	(524)
Less: Total unamortized premium/discount	(140)
Total mortgage notes payable, net	154,508

Total debt	$1,601,132
(1)
Effective interest rates are as follows: 2016 term loan facility 5.59%, 2018 term loan facility 5.30%, 2017 series A senior notes 4.15%, 2017 series B senior notes 4.23%, 2017 series C senior notes 4.37%, 2019 series A senior notes 3.82%, 2019 series B senior notes 3.91%, 2019 series C senior notes 4.04%, 2021 series A senior notes 2.74%, 2021 series B senior notes 2.99%, 2024 series A senior notes 6.74%, 2024 series B senior notes 6.73%, 2025 series A senior notes 6.36%, 2025 series B senior notes 6.51%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.
(2)
Our $400.0 million senior unsecured 2024 revolving credit facility (the “2024 revolving credit facility”) had available capacity of $244.8 million at March 31, 2025, in addition to an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
(3)
Our 2024 revolving credit facility is subject to one interest rate swap with an effective date of March 24, 2025 and a notional value of $100.0 million, of which $25.5 million is associated with our 2024 revolving credit facility, to effectively fix the interest rate at 5.17% annually. The spread over the secured overnight financing rate (“SOFR”) is based on our consolidated leverage ratio, as defined in our 2024 revolving credit facility agreement. Additionally, at March 31, 2025, $129.6 million of amounts outstanding under our 2024 revolving credit facility had a floating rate of 4.31% under USD SOFR with a five day lookback. As of March 31, 2025, excludes $4.6 million of net deferred financing costs that were included in "Prepaid expenses and other assets" in our balance sheet and are amortized through the current maturity.
(4)
Our 2024 revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(5)
Our 2016 term loan facility (as amended, our “2016 term loan facility”) is subject to three interest rate swaps with effective dates of December 23, 2024 and a notional value of $100.0 million, which effectively fixes the interest rate at 5.31% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2016 term loan facility agreement.
(6)
Our 2018 term loan facility (as amended, our “2018 term loan facility”) is subject to two interest rate swaps with an effective date of September 29, 2023 and March 24, 2025 and an aggregate notional value of $200.0 million, of which $174.5 million is associated with our 2018 term loan facility, to effectively fix the interest rate at 5.11% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
(7)
We entered into two $50.0 million treasury lock agreements to fix the Treasury rate of our 2025 series B senior notes. For a more complete description of the treasury lock agreements, see Note 7 Derivatives and Hedging Activities.

As of March 31, 2025, the net carrying value of real estate collateralizing our mortgages payable totaled $215.2 million. See Note 8 for the fair value of our debt instruments.

2016 Term Loan Facility

On January 8, 2025, we entered into the ninth amendment to our senior unsecured term loan agreement, dated as of September 29, 2016, to extend the maturity date of our 2016 term loan facility from January 30, 2025 to January 28, 2028.

2025 Senior Note Agreement

On March 20, 2025, we entered into a master note purchase agreement pursuant to which the Operating Partnership agreed to issue and sell an aggregate of up to $125 million of fixed rate, senior unsecured notes (“Senior Notes”) consisting of (i) 6.13% 2025 Series A Senior Notes due March 20, 2030 (“2025 series A senior notes”), in an aggregate principal amount of $25.0 million, and (ii) 6.33% 2025 Series B Senior Notes due March 20, 2032 (“2025 series B senior notes”), in an aggregate principal amount of $100.0 million. The Senior Notes were issued on March 20, 2025. We, together with various subsidiaries of the Operating Partnership, have guaranteed the 2025 series A senior notes and the series B senior notes.

Financial Covenant Considerations

As of March 31, 2025, we were in compliance with all financial and other covenants related to our debt.

7. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of March 31, 2025. We entered into these interest rate swap derivatives to reduce our exposure to the variability in future cash flows attributable to changes in our floating rate debt (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$100,000	3.70%	USD-SOFR with -5 Day Lookback	September 29, 2023	June 29, 2025	$145
$40,000	3.85%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$(246)
$30,000	3.86%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$(191)
$30,000	3.86%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$(194)
$100,000	3.72%	USD-SOFR with -5 Day Lookback	March 24, 2025	April 1, 2028	$(329)
$50,000	3.66%	USD-SOFR with -5 Day Lookback	June 30, 2025	July 1, 2028	$(180)
$50,000	3.67%	USD-SOFR with -5 Day Lookback	June 30, 2025	July 1, 2028	$(183)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheets (amounts in thousands):

Balance Sheet Line Item	As of March 31, 2025
Interest rate swaps - Asset	$145
Interest rate swaps - Liability	(1,323)

Treasury Locks

On January 29, 2025, we entered into a treasury lock agreement designated as a cash flow hedge to fix the seven-year Treasury rate at 4.43% for $50.0 million of notional value related to the 2025 series B senior notes issued on March 20, 2025. The treasury lock agreement was terminated and settled on March 5, 2025 and we recognized a $1.1 million loss in other comprehensive income. The loss in other comprehensive income is being amortized to interest expense over the life of the 2025 series B senior note.

On February 6, 2025, we entered into a treasury lock agreement designated as a cash flow hedge to fix the seven-year Treasury rate at 4.36% for $50.0 million of notional value related to the 2025 series B senior notes issued on March 20, 2025. The treasury lock agreement was terminated and settled on March 5, 2025 and we recognized a $0.9 million loss in other comprehensive income. The loss in other comprehensive income is being amortized to interest expense over the life of the 2025 series B senior note.

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on our variable rate debt.

We estimate that $0.4 million will be reclassified from AOCI as a net decrease to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (amounts in thousands):

	For the three months ended March 31,
	2025	2024
Unrealized gain (loss) recognized in AOCI	$(3,447)	$1,932
Gain reclassified from AOCI into interest expense	385	1,030

Credit-Risk-Related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on such indebtedness. As of March 31, 2025, the net fair value of derivatives in a liability position, which includes accrued interest, related to agreements with our derivative counterparties was $1.2 million. As of March 31, 2025, the Company had not breached any provisions of these agreements and had not posted any collateral related to these agreements. If the Company were to breach any such provisions of these agreements, it would be required to settle its obligations under the agreements at their termination value of $1.2 million.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of March 31, 2025 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding our real estate loan receivable) and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The fair value of our real estate loan receivable, as disclosed in Note 5, is based on the discounted estimated future cash flows of the loan (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments. The table below presents our assets measured at fair value on a recurring basis as of March 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of March 31, 2025
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$145	$—
Interest rate swaps - Liability	$—	$(1,323)	$—

For our disclosure of debt fair values, we estimated the fair value of our 2016 term loan facility, our 2018 term loan facility and our 2024 revolving credit facility based on the variable interest rate and credit spreads (categorized within Level 3 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments included scheduled principal and interest payments. Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

Financial assets and liabilities not measured at fair value

The following table summarizes the aggregate principal outstanding under the Company's indebtedness and the corresponding estimate of fair value as of March 31, 2025:

	As of March 31, 2025
Financial liabilities	Carrying Amount (1)	Fair Value (2)

2024 revolving credit facility	$155,050	$155,050
2016 term loan facility	$100,000	$100,000
2018 term loan facility	$174,500	$174,500
Notes payable	$1,025,000	$955,884
Mortgages payable	$155,172	$147,157
(1)
The carrying amount consists of principal only.
(2)
We consider the fair value measurement of the financial liability instrument a Level 3 measurement.

9. Equity Incentive Plan

The following is a summary of our stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively:

	For the three months ended March 31,
	2025	2024
Stock-based compensation expense, net	$1,421	$1,229

Stock-based compensation expense is included within corporate general and administrative expenses on our Consolidated Statements of Operations.

Upon the Reverse Stock Split becoming effective on April 28, 2025, the total number of common shares available for issuance under the 2024 Equity Incentive Plan (the “2024 Plan”) was adjusted from 3,600,000 to 1,440,000.

On January 2, 2025, we granted an aggregate of 160,368 performance-based LTIP units (adjusted for the Reverse Unit Split) to members of management pursuant to the 2024 Plan, consisting of (i) 85,372 LTIP units that are subject to us achieving certain total shareholder return performance thresholds (on both an absolute and relative basis) and (ii) 74,996 LTIP units that are subject to us achieving certain operational performance hurdles, in each case through a performance period ending on December 31, 2027. The performance-based LTIP will vest to the extent earned following the end of the performance period on December 31, 2027. On January 2, 2025, we also granted an aggregate of 129,561 service-based LTIP units (adjusted for the Reverse Unit Split) to members of management pursuant to the 2024 Plan, which will vest on December 31, 2027. The LTIP units are subject to the grantee's continued employment and the other terms of the awards.

Pursuant to the 2024 Plan, the significant assumptions used to value the performance-based LTIP units using a Monte Carlo Simulation (risk-neutral approach) include expected volatility (25.0%), dividend yield (7.8%), risk-free interest rate (4.3%) and expected life (3 years).

10. Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended March 31, 2025 and 2024 and has been retrospectively adjusted to reflect the Reverse Stock Split and Reverse Unit Split, see Note 1 Organization and Basis of Presentation (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended March 31, 2025
Balance at December 31, 2024 (1)	43,188,224	$432	$1,874,193	$131,854	$(686,044)	$683	$65,999	$1,387,117
Stock based compensation, net	—	—	177	—	—	—	1,244	1,421
Dividends and distributions paid ($0.66 per share)	—	—	—	—	(28,613)	—	(1,627)	(30,240)
Issuance of common stock, net	1,514,266	15	40,794	—	—	—	—	40,809
Unrealized loss on interest rate swaps	—	—	—	—	—	(3,654)	(178)	(3,832)
Net income	—	—	—	3,127	—	—	156	3,283
Allocation of non-controlling interest in Operating Partnership	—	—	727	—	—	—	(727)	—
Balance at March 31, 2025	44,702,490	$447	$1,915,891	$134,981	$(714,657)	$(2,971)	$64,867	$1,398,558
Three months ended March 31, 2024
Balance at December 31, 2023 (1)	40,389,299	$404	$1,783,944	$112,301	$(576,319)	$1,871	$87,315	$1,409,516
Stock based compensation	—	—	123	—	—	—	1,106	1,229
Dividends and distributions paid ($0.66 per share)	—	—	—	—	(27,124)	—	(1,561)	(28,685)
Redemption of common units for shares of common stock	552,582	6	18,082	—	—	—	(18,088)	—
Unrealized gain on interest rate swaps	—	—	—	—	—	882	20	902
Net income	—	—	—	4,626	—	—	258	4,884
Allocation of non-controlling interest in Operating Partnership	—	—	(231)	—	—	—	231	—
Balance at March 31, 2024	40,941,881	$410	$1,801,918	$116,927	$(603,443)	$2,753	$69,281	$1,387,846

(1) As of both December 31, 2024 and 2023, the Company reclassified $0.6 million from Common Stock to Additional Paid-in-Capital due to the reduction in shares outstanding in connection with the Reverse Stock Split effective April 28, 2025.

A summary of dividends declared by our Board of Directors per share of common stock and per common unit (as adjusted to reflect the Reverse Stock Split and Reverse Unit Split) at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2025	April 9, 2025	May 5, 2025	May 17, 2025	$0.45

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

The following table sets forth certain information with respect to issuances under the 2021 ATM Program during the three months ended March 31, 2025 (amounts in thousands except share amounts):

	2021 ATM Program
For the three months ended	Number of Shares Issued (1)	Net Proceeds
March 31, 2025	1,514,266	$40,858
Total	1,514,266	$40,858

(1) Share amounts have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split. Shares issued by us, which were all issued in settlement of forward sale transactions. As of March 31, 2025, we had 117,507 unsettled shares of our outstanding forward sale transactions under the 2021 ATM Program. We accounted for the forward sale transactions as equity.

As of March 31, 2025, we had approximately $258.5 million of gross sales of our common stock available under the 2021 ATM Program and $15.4 million of gross sales of common stock available under the 2019 ATM Program.

On April 24, 2025, we settled 202,721 shares inclusive of the 117,507 unsettled shares (adjusted for the Reverse Stock Split) as of March 31, 2025 under our 2021 ATM Program and received $5.3 million of net proceeds. We accounted for the forward sale transactions as equity.

Share Repurchase Program

On April 28, 2022, our Board of Directors authorized a share repurchase program whereby we may repurchase up to 1,815,597 shares of our common stock (adjusted for the Reverse Stock Split), or approximately 5% of our outstanding shares as of the original authorization date. We are not required to purchase shares under the share repurchase program, but may choose to do so in the open market or through privately negotiated transactions at times and amounts based on our evaluation of market conditions and other factors.

No repurchases of shares of our common stock were made under the share repurchase program during the three months ended March 31, 2025.

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

The following table sets forth the computation of our basic and diluted earnings per share of common stock for the three months ended March 31, 2025 and 2024 and has been retroactively adjusted to reflect the Reverse Stock Split, see Note 1 Organization and Basis of Presentation (amounts in thousands, except per share amounts):

	For the three months ended March 31,
	2025	2024
Numerator
Net income	$3,283	$4,884
Less: Non-controlling interest in Operating Partnership	(156)	(258)
Net income available to Easterly Government Properties, Inc.	3,127	4,626
Less: Dividends on participating securities	(207)	(148)
Net income available to common stockholders	$2,920	$4,478
Denominator for basic EPS	43,224,145	40,797,257
Dilutive effect of share-based compensation awards	12,978	10,857
Dilutive effect of LTIP units (1)	129,373	85,890
Dilutive effect of shares issuable under forward sale agreements (2)	5,711	—
Denominator for diluted EPS	43,372,207	40,894,004
Basic EPS	$0.07	$0.11
Diluted EPS	$0.07	$0.11

(1)
During the three months ended March 31, 2025 and 2024, there were 163,805 and 196,599 unvested performance-based LTIP units, respectively, that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.
(2)
During the three months ended March 31, 2025, all shares of underlying unsettled forward sale transactions were dilutive and included in the computation of diluted EPS. During the three months ended March 31, 2024, there were 235,859 shares of underlying unsettled forward sale transactions that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.

12. Leases

Lessor

We lease commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 19.8 years as of March 31, 2025), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	For the three months ended March 31,
	2025	2024
Fixed	$70,773	$65,436
Variable	4,773	5,310
Rental income	75,546	70,746

On March 12, 2025, the Company was awarded a 20-year non-cancelable lease for a 40,035 square foot Federal District and Federal Magistrate Courthouse in Medford, Oregon (“JUD - Medford”). Closing of the acquisition of the underlying property to be redeveloped is subject to customary closing conditions.

Lessee

We lease corporate office space under operating lease arrangements in Washington, D.C. and San Diego, CA. The leases include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. We have elected not to separate lease and non-lease components for our corporate office leases.

As of March 31, 2025, the unamortized balances associated with our right-of-use operating lease asset and operating lease liability were both $2.1 million. We used our incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for our commenced operating leases for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	For the three months ended March 31,
	2025	2024
Cash flows from operating lease costs	$197	$191

In addition, the maturity of fixed lease payments under our commenced corporate office leases as of March 31, 2025 is summarized in the table below (amounts in thousands):

Corporate office leases	Payments due by period
2025 (1)	597
2026	661
2027	368
2028	385
2029	333
Thereafter	—
Total future minimum lease payments	$2,344
Imputed interest	(208)
Total	$2,136
(1)
Represents the nine months ending December 31, 2025.

13. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	For the three months ended March 31,
Tenant	2025	2024

U.S. Joint Staff Command (“JSC”)	$314	$164
Federal Bureau of Investigation (“FBI”)	207	61
U.S. Coast Guard (“USCG”)	207	—
Department of Veteran Affairs (“VA”)	146	588
Food and Drug Administration (“FDA”)	55	124
Department of Transportation (“DOT”)	51	3
Internal Revenue Service (“IRS”)	50	1
General Services Administration - Other	42	6
State of California (“CA”)	41	—
The Judiciary of the U.S. Government (“JUD”)	38	36
U.S. Citizenship and Immigration Services (“USCIS”)	28	—
Customs and Border Protection (“CBP”)	—	139
	$1,179	$1,122

As of March 31, 2025 and December 31, 2024, the balance in Accounts receivable related to tenant construction projects and the associated project management income was $7.1 million and $8.1 million, respectively.

The duration of the majority of tenant construction project reimbursement arrangements is less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects on-going as of March 31, 2025 with a duration of greater than one year.

During the three months ended March 31, 2025, we recognized $0.2 million in parking garage income. During the three months ended March 31, 2024, we recognized $0.1 million in parking garage income. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied. As of both March 31, 2025 and December 31, 2024, the balance in Accounts receivable related to parking garage income was less than $0.1 million.

There were no contract assets or liabilities as of March 31, 2025 or December 31, 2024.

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

As stated in Note 1 above, we lease commercial space to the U.S. Government or non-governmental tenants. At March 31, 2025, the U.S. Government accounted for approximately 93.4% of our total annualized lease income, state and local government tenants accounted for approximately 3.2% of our annualized lease income and non-governmental tenants accounted for the remaining approximately 3.4%.

Eighteen of our 100 wholly-owned and unconsolidated operating properties are located in California, accounting for approximately 14.1% of our total leased square feet and approximately 18.7% of our total annualized lease income as of March 31, 2025. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

15. Segment Information

During the three months ended March 31, 2025 and 2024, our operations are reported within one reportable and operating segment in the consolidated financial statements and all of our properties are included within this single reportable and operating segment (the “segment”).

Our chief operating decision makers (“CODMs”) include our Chief Executive Officer and Chief Financial Officer as they are responsible for allocating resources, assessing performance and determining appropriate operating segments.

The CODMs assess performance for the segment and decide how to allocate resources based on net income, which is reported on our Consolidated Statements of Operations as Net Income. The Consolidated Statements of Operations, inclusive of significant expenses, are provided to the CODMs for performance assessment. The CODMs use net income to evaluate income generated from our properties when deciding whether to reinvest profits into our assets or into other parts of the entity, such as for acquisitions or dividend payments. Net income is also used to monitor budgeted versus actual results. The CODMs also use net income in competitive analysis by benchmarking to our competitors. The competitive analysis, along with the monitoring of budgeted versus actual results, is used to assess the segment performance and to establish employee and management compensation.

The measure of segment assets is reported on our Consolidated Balance Sheets as Total Assets. The accounting policies of the segment are the same as those described in our Summary of Significant Accounting Policies.

16. Related Parties

We have reimbursement arrangements with entities controlled by our Chief Executive Officer and Vice Chairman, which provide for reimbursement of costs paid on our behalf, or those we pay on their behalf. During both the three months ended March 31, 2025 and 2024, we were responsible for reimbursing costs of $0.1 million and received reimbursement for costs of less than $0.1 million.

We provide asset management services to properties owned by the JV. For the three months ended March 31, 2025, we recognized Asset management income of $0.6 million and reimbursement for certain costs that we paid on their behalf of $0.6 million. For the three months ended March 31, 2024, we recognized Asset management income of $0.6 million and reimbursement for certain costs that we paid on their behalf of $0.4 million.

As of March 31, 2025, receivables from related parties were $0.3 million which was included within prepaid expenses and other assets on our balance sheet. As of March 31, 2025, there were no Accounts payable, accrued expenses and other liabilities owed to related parties.

17. Subsequent Events

For our consolidated financial statements as of March 31, 2025, we evaluated subsequent events and noted the following significant events.

On April 3, 2025, we acquired a 289,873 square foot facility leased primarily to the District of Columbia Government with a lease through February 2038.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•
the factors included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and the factors included under the heading “Risk Factors” in our other public filings;
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

For a further discussion of these and other factors that could affect us and the statements contained herein, see the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as may be supplemented or amended from time to time.

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

We focus primarily on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We continue to pursue opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of March 31, 2025, we wholly owned 90 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 9.7 million leased square feet (9.2 million pro rata), including 92 operating properties that were leased primarily to U.S. Government tenant agencies, four operating properties leased to tenant agencies of a U.S. state or local government and three operating properties that were entirely leased to private tenants. As of March 31, 2025, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned two properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 95.4% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of March 31, 2025. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Reverse Stock Split

On April 28, 2025, we effected a 1-for-2.5 reverse stock split of our issued and outstanding common stock, which reverse stock split was previously approved by our Board of Directors (the “Reverse Stock Split”). As a result, every 2.5 shares of issued and outstanding common stock were consolidated into 1 share. The par value of the common stock remained unchanged at $0.01 per share. Concurrently with the Reverse Stock Split, the Operating Partnership completed a corresponding 1-for-2.5 reverse unit split of outstanding common units and LTIP units (the “Reverse Unit Split”). All share and per share amounts, including earnings per share, in these financial statements have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split. Accordingly, the Reverse Stock Split reduced the number of shares outstanding as of March 31, 2025 from 111,756,225 to 44,702,490. For additional information, see Note 9, Note 10 and Note 11 to the Consolidated Financial Statements.

2025 Activity

Recent Activity

On March 12, 2025, the Company was awarded a 20-year non-cancelable lease for a 40,035 square foot Federal District and Federal Magistrate Courthouse in Medford, Oregon (“JUD - Medford”). Closing of the acquisition of the underlying property to be redeveloped is subject to customary closing conditions.

Acquisitions

On April 3, 2025, we acquired a 289,873 square foot facility leased primarily to the District of Columbia Government with a lease through February 2038.

Operating Properties

As of March 31, 2025, our operating properties were 97% leased with a weighted average annualized lease income per leased square foot of $35.59 ($35.22 pro rata) and a weighted average age of approximately 15.9 years based on the date the property was built or renovated-to-suit, where applicable. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at March 31, 2025, and it includes properties held by the JV:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,791,389	4.9%	$51.25
USCIS - Kansas City (3)	Lee's Summit, MO	O	2025 - 2042	403,178	9,978,146	3.0%	24.75
JSC - Suffolk	Suffolk, VA	SF	2028	403,737	8,503,831	2.6%	21.06
Various GSA - Chicago	Des Plaines, IL	O	2026	188,768	7,802,418	2.3%	41.33
IRS - Fresno	Fresno, CA	O	2033	180,481	6,966,712	2.0%	38.41
FBI - Salt Lake	Salt Lake City, UT	SF	2032	169,542	6,837,182	2.0%	40.33
Various GSA - Portland (4)	Portland, OR	O	2025-2039	199,565	6,702,979	1.9%	33.59
Various GSA - Buffalo (5)	Buffalo, NY	O	2025-2039	273,678	6,479,707	1.9%	23.68
VA - San Jose	San Jose, CA	OC	2038	90,085	5,815,725	1.7%	64.56
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,796,626	1.7%	34.18
FBI - Tampa	Tampa, FL	SF	2040	138,000	5,314,468	1.5%	38.51
FBI - San Antonio	San Antonio, TX	SF	2025	148,584	5,232,733	1.5%	35.22
FDA - Alameda	Alameda, CA	L	2039	69,624	4,956,917	1.4%	71.20
PTO - Arlington	Arlington, VA	SF	2035	190,546	4,737,273	1.4%	24.86
FBI / DEA - El Paso	El Paso, TX	SF	2028	203,683	4,727,462	1.4%	23.21
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,652,866	1.3%	22.12
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,410,370	1.3%	24.17
FDA - Lenexa	Lenexa, KS	L	2040	59,690	4,333,388	1.3%	72.60
FBI - Mobile	Mobile, AL	SF	2029	76,112	4,286,018	1.2%	56.31
ICE - Dallas (6)	Irvine, TX	SF	2032 / 2040	135,200	4,213,496	1.2%	31.16
FBI - Pittsburgh	Pittsburgh, PA	SF	2027	100,054	4,125,968	1.2%	41.24
VA - South Bend	Mishakawa, IN	OC	2032	86,363	4,052,892	1.2%	46.93
FBI - New Orleans	New Orleans, LA	SF	2029	137,679	3,960,089	1.1%	28.76
FBI - Omaha	Omaha, NE	SF	2044	112,196	3,959,893	1.1%	35.29
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,904,639	1.1%	28.36
VA - Mobile	Mobile, AL	OC	2033	79,212	3,745,362	1.1%	47.28
FBI - Birmingham	Birmingham, AL	SF	2042	96,278	3,685,768	1.1%	38.28
FBI - Knoxville	Knoxville, TN	SF	2025	99,130	3,629,035	1.0%	36.61
FBI - Albany	Albany, NY	SF	2036	69,476	3,613,970	1.0%	52.02
USFS II - Albuquerque	Albuquerque, NM	O	2026	98,720	3,553,436	1.0%	36.00
EPA - Kansas City	Kansas City, KS	L	2043	55,833	3,523,427	1.0%	63.11
ICE - Charleston	North Charleston, SC	SF	2027	65,124	3,392,940	1.0%	52.10
FBI - Richmond	Richmond, VA	SF	2041	96,607	3,360,154	1.0%	34.78

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
VA - Chico	Chico, CA	OC	2034	51,647	3,339,200	1.0%	64.65
JUD - Del Rio	Del Rio, TX	C	2041	89,880	3,316,384	1.0%	36.90
FBI - Little Rock	Little Rock, AR	SF	2041	102,377	3,237,405	0.9%	31.62
DEA - Sterling	Sterling, VA	L	2038	57,692	3,237,068	0.9%	56.11
DOT - Lakewood	Lakewood, CO	O	2039	116,046	3,170,215	0.9%	27.32
DEA - Vista	Vista, CA	L	2035	52,293	3,147,779	0.9%	60.20
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,142,255	0.9%	47.03
VA - Orange	Orange, CT	OC	2034	56,330	2,982,988	0.9%	52.96
VA - Indianapolis	Brownsburg, IN	OC	2041	80,000	2,981,475	0.9%	37.27
ICE - Albuquerque	Albuquerque, NM	SF	2027	71,100	2,857,704	0.8%	40.19
SSA - Charleston	Charleston, WV	O	2029	110,000	2,823,784	0.8%	25.67
JUD - El Centro	El Centro, CA	C	2034	43,345	2,815,302	0.8%	64.95
DEA - Dallas Lab	Dallas, TX	L	2038	49,723	2,805,697	0.8%	56.43
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,787,337	0.8%	65.62
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,762,789	0.8%	54.20
NARA - Broomfield	Broomfield, CO	W	2032	161,730	2,689,902	0.8%	16.63
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,602,748	0.8%	31.11
DHS - Atlanta (7)	Atlanta, GA	SF	2031 - 2038	91,185	2,584,742	0.7%	28.35
USAO - Louisville	Louisville, KY	SF	2031	60,000	2,549,993	0.7%	42.50
JUD - Charleston	Charleston, SC	C	2040	52,339	2,536,155	0.7%	48.46
JUD - Jackson	Jackson, TN	C	2043	75,043	2,403,192	0.7%	32.02
IRS - Ogden	Ogden, UT	W	2029	100,000	2,373,651	0.7%	23.74
DEA - Dallas	Dallas, TX	SF	2041	71,827	2,291,636	0.7%	31.90
CBP - Savannah	Savannah, GA	L	2033	35,000	2,289,518	0.7%	65.41
Various GSA - Cleveland (8)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,245,512	0.6%	36.58
NWS - Kansas City	Kansas City, MO	SF	2033	94,378	2,163,306	0.6%	22.92
DEA - Santa Ana	Santa Ana, CA	SF	2029	39,905	2,019,910	0.6%	50.62
GSA - Clarksburg	Clarksburg, WV	O	2039	70,495	1,894,391	0.5%	26.87
DEA - North Highlands	Sacramento, CA	SF	2033	37,975	1,885,075	0.5%	49.64
NPS - Omaha	Omaha, NE	SF	2029	62,772	1,862,848	0.5%	29.68
VA - Golden	Golden, CO	W	2026	56,753	1,783,515	0.5%	31.43
JUD - Newport News	Newport News, VA	C	2033	35,005	1,684,773	0.5%	48.13
ICE - Orlando	Orlando, FL	SF	2040	49,420	1,668,211	0.5%	33.76
USCG - Martinsburg	Martinsburg, WV	SF	2027	59,547	1,629,291	0.5%	27.36
JUD - Aberdeen	Aberdeen, MS	C	2025	46,979	1,577,104	0.5%	33.57
VA - Charleston	North Charleston, SC	W	2040	97,718	1,511,163	0.4%	15.46
USAO - Springfield	Springfield, IL	SF	2038	43,600	1,391,454	0.4%	31.91
JUD - Council Bluffs	Council Bluffs, IA	C	2041	28,900	1,368,503	0.4%	47.35
DEA - Riverside	Riverside, CA	SF	2032	34,354	1,329,318	0.4%	38.69
DEA - Birmingham	Birmingham, AL	SF	2038	35,616	1,259,203	0.4%	35.35
DEA - Albany	Albany, NY	SF	2042	31,976	1,170,441	0.3%	36.60
HSI - Orlando	Orlando, FL	SF	2036	27,840	1,075,437	0.3%	38.63
SSA - Dallas	Dallas, TX	SF	2035	27,200	1,066,876	0.3%	39.22

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
JUD - South Bend	South Bend, IN	C	2027	30,119	815,249	0.2%	27.07
ICE - Louisville	Louisville, KY	SF	2036	17,420	657,841	0.2%	37.76
DEA - San Diego	San Diego, CA	W	2032	16,100	561,172	0.2%	34.86
DEA - Bakersfield	Bakersfield, CA	SF	2038	9,800	493,373	0.1%	50.34
SSA - San Diego	San Diego, CA	SF	2032	10,059	451,684	0.1%	44.90
ICE - Otay	San Diego, CA	O	2027	7,434	261,222	0.1%	35.14
Subtotal				7,859,146	$278,603,070	80.6%	$35.45

Wholly Owned State and Local Government Property
Wake County III - Cary (9)	Cary, NC	O	2027 / 2034	113,722	3,495,017	1.0%	30.73
CA - Anaheim	Anaheim, CA	O	2033 / 2034	95,273	3,364,379	1.0%	35.31
Wake County II - Cary	Cary, NC	O	2034	98,340	2,840,676	0.8%	28.89
Wake County I - Cary	Cary, NC	O	2034	75,401	2,222,073	0.6%	29.47
Subtotal				382,736	11,922,145	3.4%	$31.15

Wholly Owned Privately Leased Property
Northrop Grumman - Dayton	Beavercreek, OH	SF	2029	99,246	2,578,837	0.7%	25.98
Northrop Grumman - Aurora	Aurora, CO	SF	2032	104,136	2,368,386	0.7%	22.74
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W	2028	70,078	412,025	0.1%	5.88
Subtotal				273,460	$5,359,248	1.5%	$19.60

Wholly Owned Properties Total / Weighted Average				8,515,342	$295,884,463	85.5%	$34.75

Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - Phoenix (10)	Phoenix, AZ	OC	2042	257,294	10,798,608	3.1%	41.97
VA - San Antonio (10)	San Antonio, TX	OC	2041	226,148	9,303,942	2.7%	41.14
VA - Jacksonville (10)	Jacksonville, FL	OC	2043	193,100	7,342,700	2.1%	38.03
VA - Chattanooga (10)	Chattanooga, TN	OC	2035	94,566	4,384,496	1.3%	46.36
VA - Lubbock (10) (11)	Lubbock, TX	OC	2040	120,916	4,259,993	1.2%	35.23
VA - Marietta (10)	Marietta, GA	OC	2041	76,882	3,880,314	1.1%	50.47
VA - Birmingham (10)	Irondale, AL	OC	2041	77,128	3,192,361	0.9%	41.39
VA - Corpus Christi (10)	Corpus Christi, TX	OC	2042	69,276	2,947,358	0.9%	42.55
VA - Columbus (10)	Columbus, GA	OC	2042	67,793	2,925,752	0.8%	43.16
VA - Lenexa (10)	Lenexa, KS	OC	2041	31,062	1,349,757	0.4%	43.45
Subtotal				1,214,165	$50,385,281	14.5%	$41.50

Total / Weighted Average				9,729,507	$346,269,744	100.0%	$35.59

Total / Weighted Average at Easterly's Share				9,158,848	$322,588,661		$35.22
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

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 19.8 years as of March 31, 2025), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place (including for wholly owned properties and properties held by the JV) as of March 31, 2025:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2025	9	521,327	5.4%	$17,042,939	4.9%	$32.69
2026	6	394,832	4.1%	14,622,123	4.2%	37.03
2027	10	544,368	5.6%	20,143,128	5.8%	37.00
2028	11	802,397	8.2%	17,621,498	5.1%	21.96
2029	9	731,036	7.5%	23,196,819	6.7%	31.73
2030	4	67,202	0.7%	1,580,205	0.5%	23.51
2031	3	117,875	1.2%	4,559,806	1.3%	38.68
2032	10	689,814	7.1%	20,999,291	6.1%	30.44
2033	10	566,197	5.8%	22,039,285	6.4%	38.93
2034	10	507,793	5.2%	21,118,022	6.1%	41.59
Thereafter	53	4,786,666	49.2%	183,346,628	52.9%	38.30
Total / Weighted Average	135	9,729,507	100.0%	$346,269,744	100.0%	$35.59

(1)
The year of lease expiration is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of March 31, 2025, seven tenants occupying approximately 5.4% of our leased square feet and contributing approximately 4.9% of our annualized lease income are currently operating under lease provisions that allow them to exercise their right to terminate their lease before the stated term of their respective lease expires.

Information about our development properties as of March 31, 2025 is set forth in the table below:

Property Name	Location	Tenant	Property Type	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L (1)	20-year	162,000
JUD - Flagstaff	Flagstaff, AZ	Judiciary of the U.S. Government	C (2)	20-year	50,777
Total					212,777
(1)
L=Laboratory
(2)
C=Courthouse

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2025 and 2024

The financial information presented below summarizes our results of operations for the three months ended March 31, 2025 and 2024 (amounts in thousands).

	For the three months ended March 31,
	2025	2024	Change
Revenues
Rental income	$75,546	$70,746	$4,800
Tenant reimbursements	1,026	1,017	9
Asset management income	622	550	72
Other income	1,481	487	994
Total revenues	78,675	72,800	5,875
Expenses
Property operating	17,799	16,592	1,207
Real estate taxes	7,957	8,229	(272)
Depreciation and amortization	26,797	23,800	2,997
Acquisition costs	307	419	(112)
Corporate general and administrative	6,215	6,455	(240)
Recovery of credit losses	(238)	—	(238)
Total expenses	58,837	55,495	3,342
Other income (expense)
Income from unconsolidated real estate venture	1,822	1,415	407
Interest expense, net	(18,377)	(13,836)	(4,541)
Net income	$3,283	$4,884	$(1,601)

Revenues

Total revenues increased $5.9 million to $78.7 million for the three months ended March 31, 2025 compared to $72.8 million for the three months ended March 31, 2024.

The $4.8 million increase in Rental income is primarily attributable to the nine operating properties acquired since March 31, 2024.

The less than $0.1 million increase in tenant reimbursements is primarily attributable to an increase in tenant project reimbursement.

The $0.1 million increase in Asset management income is primarily attributable to the fee earned by us for asset management of the JV from the one property acquired since March 31, 2024.

The $1.0 million increase in Other income is primarily attributable to an increase in interest income.

Expenses

Total expenses increased $3.3 million to $58.8 million for the three months ended March 31, 2025 compared to $55.5 million for the three months ended March 31, 2024.

The $1.2 million increase in Property operating expenses is primarily attributable to the nine operating properties acquired since March 31, 2024.

The $0.3 million decrease in Real estate taxes is primarily attributable to a decrease in real estate taxes for various properties within our portfolio offset by the nine operating properties acquired since March 31, 2024.

The $3.0 million increase in Depreciation and amortization is primarily attributable to the nine operating properties acquired since March 31, 2024.

The $0.2 million decrease in Corporate general and administrative is primarily due to a decrease in employee costs and non-cash compensation.

The $0.2 million decrease in Recovery of credit losses is primarily due to a downward adjustment to our credit loss allowance for a change in market conditions.

Income from unconsolidated real estate venture

The $0.4 million increase in Income from unconsolidated real estate venture is primarily attributable to the one operating property acquired by the JV since March 31, 2024.

Interest expense, net

The $4.5 million increase in Interest expense, net is primarily attributable to the fixed rate senior unsecured notes entered into since March 31, 2024.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, development activities at FDA – Atlanta and JUD – Flagstaff, planned and possible acquisitions of properties, stockholder distributions to maintain our qualification as a REIT, potential repurchases of common stock under our share repurchase program and other capital obligations associated with conducting our business. At March 31, 2025, we had approximately $8.5 million available in cash and cash equivalents, $9.0 million of restricted cash and there was approximately $244.8 million available under our 2024 revolving credit facility.

Our primary expected sources of capital are as follows:

•
existing cash balances;
•
operating cash flow;
•
distribution of cash flows from the JV;
•
available borrowings under our 2024 revolving credit facility;
•
issuance of long-term debt;
•
issuance of equity, including under our 2021 ATM Program (as described below); and
•
asset sales.

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

The following table sets forth certain information with respect to issuances under the 2021 ATM Program during the three months ended March 31, 2025 (amounts in thousands, except share amounts):

	2021 ATM Program
For the three months ended	Number of Shares Issued (1)	Net Proceeds
March 31, 2025	1,514,266	$40,858
Total	1,514,266	$40,858

(1) Share amounts have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split. Shares issued by us, which were all issued in settlement of forward sale transactions. As of March 31, 2025, we had 117,507 unsettled shares of our outstanding forward sale transactions under the 2021 ATM Program. We accounted for the forward sale transactions as equity.

As of March 31, 2025, we had approximately $258.5 million of gross sales of our common stock available under the 2021 ATM Program and $15.4 million of gross sales of common stock available under the 2019 ATM Program.

On April 24, 2025, we settled 202,721 shares inclusive of the 117,507 unsettled shares (adjusted for the Reverse Stock Split) as of March 31, 2025 under our 2021 ATM Program and received $5.3 million of net proceeds. We accounted for the forward sale transactions as equity.

Share Repurchase Program

On April 28, 2022, our Board of Directors authorized a share repurchase program whereby we may repurchase up to 1,815,597 shares of our common stock (adjusted for the Reverse Stock Split), or approximately 5% of our outstanding shares as of the original authorization date. We are not required to purchase shares under the share repurchase program but may choose to do so in the open market or through privately negotiated transactions at times and amounts based on our evaluation of market conditions and other factors.

No repurchases of shares of our common stock were made under the share repurchase program during the three months ended March 31, 2025.

Debt

Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of March 31, 2025 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2025	Rate (1)	Maturity
Revolving credit facility:
2024 revolving credit facility (2)	$155,050	SOFR + 145 bps (3)	June 2028 (4)
Total revolving credit facility	155,050

Term loan facilities:
2016 term loan facility	100,000	5.31% (5)	January 2028
2018 term loan facility	174,500	5.11% (6)	July 2026
Total term loan facilities	274,500
Less: Total unamortized deferred financing fees	(1,113)
Total term loan facilities, net	273,387

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
2024 series B senior notes	50,000	6.56%	August 2033
2025 series A senior notes	25,000	6.13%	March 2030
2025 series B senior notes	100,000	6.33% (7)	March 2032
Total notes payable	1,025,000
Less: Total unamortized deferred financing fees	(6,813)
Total notes payable, net	1,018,187

Mortgage notes payable:
USFS II – Albuquerque	9,105	4.46%	July 2026
ICE – Charleston	10,105	4.21%	January 2027
VA – Loma Linda	127,500	3.59%	July 2027
CBP – Savannah	8,462	3.40%	July 2033
Total mortgage notes payable	155,172
Less: Total unamortized deferred financing fees	(524)
Less: Total unamortized premium/discount	(140)
Total mortgage notes payable, net	154,508

Total debt	$1,601,132
(1)
Effective interest rates are as follows: 2016 term loan facility 5.59%, 2018 term loan facility 5.30%, 2017 series A senior notes 4.15%, 2017 series B senior notes 4.23%, 2017 series C senior notes 4.37%, 2019 series A senior notes 3.82%, 2019 series B senior notes 3.91%, 2019 series C senior notes 4.04%, 2021 series A senior notes 2.74%, 2021 series B senior notes 2.99%, 2024 series A senior notes 6.74%, 2024 series B senior notes 6.73%, 2025 series A senior notes 6.36%, 2025 series B senior notes 6.51%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.
(2)
Our $400.0 million senior unsecured revolving credit facility (the “2024 revolving credit facility”) had available capacity of $244.8 million at March 31, 2025, in addition to an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.

(3)
Our 2024 revolving credit facility is subject to one interest rate swap with an effective date of March 24, 2025 and a notional value of $100.0 million, of which $25.5 million is associated with our 2024 revolving credit facility, to effectively fix the interest rate at 5.17% annually. The spread over the secured overnight financing rate (“SOFR”) is based on our consolidated leverage ratio, as defined in our 2024 revolving credit facility agreement. Additionally, at March 31, 2025, $129.6 million of amounts outstanding under our 2024 revolving credit facility had a floating rate of 4.31% under USD SOFR with a five day lookback. As of March 31, 2025, excludes $4.6 million of net deferred financing costs that were included in "Prepaid expenses and other assets" in our balance sheet and are amortized through the current maturity.
(4)
Our 2024 revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(5)
Our 2016 term loan facility (as amended, our “2016 term loan facility”) is subject to three interest rate swap with an effective date of December 23, 2024 and a notional value of $100.0 million, which effectively fixes the interest rate at 5.31% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2016 term loan facility agreement.
(6)
Our 2018 term loan facility (as amended, our “2018 term loan facility”) is subject to two interest rate swaps with an effective date of September 29, 2023 and March 24, 2025 and an aggregate notional value of $200.0 million, of which $174.5 million is associated with our 2018 term loan facility, to effectively fix the interest rate at 5.11% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
(7)
We entered into two $50.0 million treasury lock agreements to fix the Treasury rate of our 2025 series B senior notes. For a more complete description of the treasury lock agreements, see Note 7 to the Consolidated Financial Statements.

2016 Term Loan Facility

On January 8, 2025, we entered into the ninth amendment to our senior unsecured term loan agreement, dated as of September 29, 2016, to extend the maturity date of our 2016 term loan facility from January 30, 2025 to January 28, 2028.

2025 Senior Note Agreement

On March 20, 2025, we entered into a master note purchase agreement pursuant to which the Operating Partnership agreed to issue and sell an aggregate of up to $125 million of fixed rate, senior unsecured notes (“Senior Notes”) consisting of (i) 6.13% 2025 Series A Senior Notes due March 20, 2030 (“2025 series A senior notes”), in an aggregate principal amount of $25.0 million, and (ii) 6.33% 2025 Series B Senior Notes due March 20, 2032 (“2025 series B senior notes”), in an aggregate principal amount of $100.0 million. The Senior Notes were issued on March 20, 2025. We, together with various subsidiaries of the Operating Partnership, have guaranteed the series A senior notes and the series B senior notes.

Our 2024 revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2025, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of March 31, 2025 (dollar amounts in thousands):

Debt Capital Structure	March 31, 2025
Total principal outstanding	$1,609,722
Weighted average maturity	4.8 years
Weighted average interest rate	4.6%
% Variable debt	8.0%
% Fixed debt (1)	92.0%
% Secured debt	9.7%
(1)
Our 2016 term loan facility, 2018 term loan facility and $25.5 million of our 2024 revolving credit facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Material Cash Commitments

As of March 31, 2025, we have a commitment through a loan receivable of $52.1 million of which the outstanding balance of the loan receivable was $43.2 million .

On April 1, 2025, the Borrower of the Real estate loan receivable paid off approximately $15.0 million of the outstanding balance of the loan reducing our total commitment. As of the date of this filing the net funded amount of the outstanding loan receivable was $29.8 million and our remaining obligation to fund was $7.3 million. We expect to fund the remaining commitment through the anticipated maturity of the loan on August 31, 2027, dependent on the borrower's election to use the commitments. For a more complete description of the real estate loan receivable, see Note 5 to the Consolidated Financial Statements.

Other than as described above, during the three months ended March 31, 2025, there were no material changes to the cash commitment information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of March 31, 2025, we had invested $314.5 million in the JV. As of March 31, 2025, we had committed capital, net of return of over committed capital, to the JV totaling $332.9 million and had a remaining commitment of $8.5 million available. None of the properties owned by the JV are encumbered by mortgage indebtedness.

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

A summary of dividends declared by the Board of Directors per share of common stock and per common unit (as adjusted to reflect the Reverse Stock Split and Reverse Unit Split) at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2025	April 9, 2025	May 5, 2025	May 17, 2025	$0.45
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

Cash Flows

The following table sets forth a summary of cash flows for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	For the three months ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$24,187	$23,891
Investing activities	(45,239)	(24,903)
Financing activities	10,737	35,175

Operating Activities

We generated $24.2 million and $23.9 million of cash from operating activities during the three months ended March 31, 2025 and 2024, respectively. Net cash provided by operating activities for the three months ended March 31, 2025 includes $28.5 million in net cash from rental activities net of expenses and $3.8 million related to distributions from investment in unconsolidated real estate venture, offset by $8.1 million related to the change in tenant accounts receivable, prepaid expenses and other assets, real estate loan interest receivable, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the three months ended March 31, 2024 includes $26.0 million in net cash from rental activities net of expenses, $3.1 million related to distributions from investment in unconsolidated real estate venture, offset by $5.2 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities.

Investing Activities

We used $45.2 million and $24.9 million in cash for investing activities during the three months ended March 31, 2025 and 2024, respectively. Net cash used in investing activities for the three months ended March 31, 2025 includes $20.8 million in additions to development properties, $8.6 million in additions to operating properties, $8.5 million in investment in real estate loan receivable, net and $7.3 million in real estate acquisitions and deposits. Net cash used in investing activities for the three months ended March 31, 2024 includes $12.9 million in additions to development properties, $7.9 million in additions to operating properties, $3.4 million in investment in real estate loan receivable, net and $0.6 million in real estate acquisitions and deposits.

Financing Activities

We generated $10.7 million and $35.2 million in cash from financing activities during the three months ended March 31, 2025 and 2024, respectively. Net cash generated in financing activities for the three months ended March 31, 2025 includes $125.0 million in note payable issuances and $41.3 million in gross proceeds from issuance of shares of our common stock, offset by $119.5 million in net paydowns under our 2024 revolving credit facility, $30.2 million in dividend payments, $2.3 million in deferred financing costs, $1.9 million in treasury lock settlement, $1.1 million in mortgage notes payable repayment and $0.4 million in the payment of offering costs. Net cash generated by financing activities for the three months ended March 31, 2024 includes $65.5 million in net draws under our revolving credit facility, offset by $28.7 million in dividend payments, $1.1 million in mortgage notes payable repayment, $0.4 million in deferred financing costs and $0.2 million in the payment of offering costs.

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

We adjust FFO to present Core FFO as an alternative measure of our operating performance, which, when applicable, excludes items which we believe are not representative of ongoing operating results, such as liability management related costs (including losses on extinguishment of debt and modification costs), catastrophic event charges, depreciation of non-real estate assets, recovery of credit losses and the unconsolidated real estate venture's allocated share of these adjustments. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results. We believe Core FFO more accurately reflects the ongoing operational and financial performance of our core business.

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

The following table sets forth a reconciliation of our net income to FFO and Core FFO for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	For the three months ended March 31,
	2025	2024
Net income	$3,283	$4,884
Depreciation of real estate assets	26,546	23,549
Unconsolidated real estate venture allocated share of above adjustments	2,279	2,002
FFO	32,108	30,435
Adjustments to FFO:
Loss on extinguishment of debt and modification costs	900	—
Recovery of credit losses	(238)	—
Natural disaster event expense, net of recovery	23	53
Depreciation of non-real estate assets	251	251
Unconsolidated real estate venture allocated share of above adjustments	17	17
Core FFO	33,061	30,756

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

Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of our significant accounting policies, which utilize relevant critical accounting estimates. During the three months ended March 31, 2025, there were no material changes to the discussion of our significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of March 31, 2025, $1.5 billion, or 92.0% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $129.6 million, or 8.0%, had variable interest rates based on SOFR. If market interest rates on our variable rate debt fluctuate by 25 basis points, our interest expense would increase or decrease, depending on rate movement, by $0.3 million annually.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us.

Item 1A. Risk Factors

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q:

Exhibit	Exhibit Description

3.1

Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2

Articles of Amendment to the Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on April 28, 2025 and incorporated herein by reference)

3.3

Articles of Amendment to the Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to the Company's Current Report on Form 8-K on April 28, 2025 and incorporated herein by reference)

3.4

Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.5

First Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 27, 2019 and incorporated herein by reference)

3.6

Second Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 20, 2021 and incorporated herein by reference)

4.1

Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.1

Ninth Amendment to Term Loan Agreement, dated as of January 8, 2025, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and a Lender, and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 14, 2025 and incorporated herein by reference)

10.2*	Easterly Government Properties, Inc. 2024 Equity Incentive Plan

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: April 29, 2025	/s/ Darrell W. Crate
Darrell W. Crate
President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2025	/s/ Allison E. Marino
Allison E. Marino
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)