Form 10-Q
period 2025-06-30
Easterly Government Properties, Inc.
filed 2025-08-05
CIK 1622194

$

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 29, 2025, the registrant had 45,354,115 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	June 30, 2025	December 31, 2024
Assets
Real estate properties, net	$2,682,915	$2,572,095
Cash and cash equivalents	4,697	19,353
Restricted cash	9,354	8,451
Tenant accounts receivable	75,506	71,172
Investment in unconsolidated real estate venture	310,514	316,521
Real estate loan receivable, net	31,942	34,081
Intangible assets, net	188,006	161,425
Interest rate swaps	—	717
Prepaid expenses and other assets	56,493	39,256
Total assets	$3,359,427	$3,223,071

Liabilities
Revolving credit facility	277,550	274,550
Term loan facilities, net	273,524	274,009
Notes payable, net	1,018,398	894,676
Mortgage notes payable, net	153,420	155,586
Intangible liabilities, net	13,331	14,885
Deferred revenue	118,659	120,977
Interest rate swaps	2,903	—
Accounts payable, accrued expenses and other liabilities	115,110	101,271
Total liabilities	1,972,895	1,835,954

Equity
Common stock, par value $0.01, 80,000,000 shares authorized, 45,354,115 and 43,188,224 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	453	432
Additional paid-in capital(1)	1,934,279	1,874,193
Retained earnings	139,052	131,854
Cumulative dividends	(734,864)	(686,044)
Accumulated other comprehensive income (loss)	(4,591)	683
Total stockholders’ equity	1,334,329	1,321,118
Non-controlling interest in Operating Partnership	52,203	65,999
Total equity	1,386,532	1,387,117
Total liabilities and equity	$3,359,427	$3,223,071

(1)
As of December 31, 2024, the Company reclassified $0.6 million from Common Stock to Additional Paid-in-Capital due to the reduction in shares outstanding in connection with the Reverse Stock Split effective April 28, 2025.

Share and per share data have been adjusted for all periods presented to reflect a 1 for 2.5 reverse stock split, effective April 28, 2025, and a reduction in authorized shares of common stock from 200,000,000 to 80,000,000, in proportion with the 1 for 2.5 reverse stock split, effective May 8, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues
Rental income	$80,367	$72,183	$155,913	$142,929
Tenant reimbursements	1,895	2,814	2,921	3,831
Asset management income	622	551	1,244	1,101
Other income	1,350	673	2,831	1,160
Total revenues	84,234	76,221	162,909	149,021
Expenses
Property operating	19,210	18,118	37,009	34,710
Real estate taxes	8,486	7,843	16,443	16,072
Depreciation and amortization	28,534	24,086	55,331	47,886
Acquisition costs	362	408	669	827
Corporate general and administrative	6,807	6,910	13,022	13,365
Provision for (recovery of) credit losses	(539)	218	(777)	218
Total expenses	62,860	57,583	121,697	113,078
Other income (expense)
Income from unconsolidated real estate venture	1,840	1,377	3,662	2,792
Interest expense, net	(18,960)	(15,165)	(37,337)	(29,001)
Net income	4,254	4,850	7,537	9,734
Non-controlling interest in Operating Partnership	(183)	(239)	(339)	(497)
Net income available to Easterly Government Properties, Inc.	$4,071	$4,611	$7,198	$9,237
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.09	$0.11	$0.16	$0.22
Diluted	$0.09	$0.11	$0.15	$0.22
Weighted-average common shares outstanding
Basic	45,011,585	41,165,590	44,122,803	40,981,423
Diluted	45,111,753	41,280,249	44,230,123	41,091,880
Dividends declared per common share	$0.45	$0.66	$1.11	$1.33

Share and per share data have been adjusted for all periods presented to reflect a 1 for 2.5 reverse stock split, effective April 28, 2025, and a reduction in authorized shares of common stock from 200,000,000 to 80,000,000, in proportion with the 1 for 2.5 reverse stock split, effective May 8, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net income	$4,254	$4,850	$7,537	$9,734
Other comprehensive gain (loss):
Unrealized gain (loss) on treasury locks and interest rate swaps, net	(1,656)	(431)	(5,488)	471
Other comprehensive gain (loss)	(1,656)	(431)	(5,488)	471
Comprehensive income	2,598	4,419	2,049	10,205
Non-controlling interest in Operating Partnership	(183)	(239)	(339)	(497)
Other comprehensive loss attributable to non-controlling interest	36	22	214	2
Comprehensive income attributable to Easterly Government Properties, Inc.	$2,451	$4,202	$1,924	$9,710

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$7,537	$9,734
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	55,331	47,886
Straight line rent	(49)	(1,774)
Income from unconsolidated real estate venture	(3,662)	(2,792)
Amortization of above- / below-market leases	(1,006)	(1,074)
Amortization of unearned revenue	(3,625)	(3,363)
Amortization of loan premium / discount	(11)	(552)
Amortization of deferred financing costs	1,548	1,505
Amortization of lease inducements	935	516
Amortization of real estate loan receivable origination fees	(73)	—
Amortization of treasury lock settlement	78	—
Distributions from investment in unconsolidated real estate venture	9,669	7,251
Non-cash compensation	2,816	2,389
Provision for (recovery of) credit losses	(777)	218
Net change in:
Tenant accounts receivable	(3,759)	(3,025)
Prepaid expenses and other assets	(2,035)	(2,840)
Real estate loan interest receivable	(1,657)	—
Deferred revenue associated with operating leases	1,307	26,156
Principal payments on operating lease obligations	(344)	(332)
Accounts payable, accrued expenses and other liabilities	75	1,005
Net cash provided by operating activities	62,298	80,908
Cash flows from investing activities
Real estate acquisitions and deposits	(144,847)	(58,215)
Additions to operating properties	(15,686)	(19,595)
Additions to development properties	(36,033)	(43,004)
Repayment of (investment in) real estate loan receivable, net	4,639	(5,470)
Net cash used in investing activities	(191,927)	(126,284)
Cash flows from financing activities
Payment of deferred financing costs	(2,512)	(7,417)
Issuance of common shares	46,638	7,982
Credit facility draws	216,000	153,500
Credit facility repayments	(213,000)	(160,000)
Term loan repayments	—	(25,000)
Issuance of notes payable	125,000	150,000
Treasury lock settlement	(1,945)	—
Repayments of mortgage notes payable	(2,265)	(10,590)
Dividends and distributions paid	(51,552)	(57,528)
Payment of offering costs	(488)	(271)
Net cash provided by (used in) financing activities	115,876	50,676
Net increase (decrease) in Cash and cash equivalents and Restricted cash	(13,753)	5,300
Cash and cash equivalents and Restricted cash, beginning of period	27,804	21,939
Cash and cash equivalents and Restricted cash, end of period	$14,051	$27,239

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information is as follows:

	For the six months ended June 30,
	2025	2024
Cash paid for interest (net of capitalized interest of $4,364 and $1,590 in 2025 and 2024, respectively)	$33,782	$27,637
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$4,864	$8,377
Additions to development properties accrued, not paid	25,843	32,786
Offering costs accrued, not paid	15	11
Deferred asset acquisition costs accrued, not paid	47	166
Unrealized gain (loss) on treasury locks and interest rate swaps, net	(5,488)	471
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(4,836)	$(18,793)
Common stock	4	14
Additional paid-in capital	4,832	18,779
Total	$—	$—

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

We are an internally managed REIT, focused primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate approximately 90% of our revenue by leasing our properties to such agencies, either directly or through the U.S. General Services Administration (“GSA”). Our objective is to generate attractive risk-adjusted returns for our stockholders over the long-term through dividends and capital appreciation.

We focus primarily on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We may also consider other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of June 30, 2025, we wholly owned 92 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 10.1 million leased square feet, including 93 operating properties that were leased primarily to U.S. Government tenant agencies, five operating properties leased to tenant agencies of a U.S. state or local government and three operating properties that were entirely leased to private tenants. As of June 30, 2025, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned three properties under development that we expect will encompass approximately 0.3 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 96.2% of the aggregate limited partnership interests in the Operating Partnership (“common units”) as of June 30, 2025. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Reverse Stock Split and Reduction in Authorized Shares

On April 28, 2025, we effected a 1-for-2.5 reverse stock split of our issued and outstanding common stock, which reverse stock split was previously approved by our Board of Directors (the “Reverse Stock Split”). As a result, every 2.5 shares of issued and outstanding common stock were consolidated into 1 share. Concurrently with the Reverse Stock Split, the Operating Partnership completed a corresponding 1-for-2.5 reverse unit split of outstanding common units and LTIP units (the “Reverse Unit Split”). All share and per share amounts, including earnings per share, in these financial statements have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split. Accordingly, the Reverse Stock Split reduced the number of shares outstanding on April 28, 2025 from 112,263,028 to 44,905,158. On May 8, 2025, we reduced the number of our authorized shares of common stock from 200,000,000 to 80,000,000, in proportion with the 1-for-2.5 Reverse Stock Split effected by us on April 28, 2025. The par value of the common stock remained unchanged at $0.01 per share following both the Reverse Stock Split and the reduction in authorized shares. For additional information, see Note 9 Equity Incentive Plan, Note 10 Equity and Note 11 Earnings Per Share.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2025 and December 31, 2024, the consolidated results of operations for the three and six months ended June 30, 2025 and 2024, and the consolidated cash flows for the six months ended June 30, 2025 and 2024. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act, was signed into law, which includes a broad range of tax reform provisions affecting businesses. The Company will continue to assess the impact of the legislation, however, the Company currently does not expect a material impact on its consolidated financial statements as a result of the legislation.

3. Real Estate and Intangibles

Acquisitions

During the six months ended June 30, 2025, we acquired two operating properties in asset acquisitions, DC - Capitol Plaza and DHS - Burlington for an aggregate purchase price of $140.9 million. We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$36,029
Building	51,254
Acquired tenant improvements	13,076
Total real estate	100,359
Other assets
Other assets	1,700
Total other assets	1,700
Intangible assets
In-place leases	27,131
Acquired leasing commissions	11,698
Total intangible assets	38,829
Purchase price	$140,888

The intangible assets and liabilities of operating properties acquired during the six months ended June 30, 2025 have a weighted average amortization period of 11.1 years as of June 30, 2025. During the six months ended June 30, 2025, these acquisitions contributed $4.4 million of revenues and $1.5 million of net income in our Consolidated Statements of Operations related to the operating properties acquired.

In addition to the above operating property activity, we acquired one land parcel for development, JUD - Medford, during the six months ended June 30, 2025 for $1.9 million.

During the six months ended June 30, 2025, we acquired 100% of the membership interests in an entity that has the sole rights to a development project in Fort Myers, Florida for $1.8 million. On July 2, 2025, we acquired land to develop an approximately 64,000 square foot laboratory in Fort Myers, Florida for $5.8 million. The laboratory will be primarily leased to the Florida Department of Law Enforcement over a 25-year non-cancelable term.

During the three and six months ended June 30, 2025, we incurred $0.4 million and $0.7 million, respectively, of acquisition-related expenses, mainly consisting of internal costs associated with the property acquisitions.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of June 30, 2025 (amounts in thousands):

Total
Real estate properties, net
Land	$305,604
Building and improvements	2,553,181
Acquired tenant improvements	107,971
Construction in progress	224,410
Accumulated depreciation	(508,251)
Total Real estate properties, net	2,682,915
Intangible assets, net
In-place leases	329,432
Acquired leasing commissions	93,612
Above market leases	14,620
Payment in lieu of taxes	6,394
Accumulated amortization	(256,052)
Total Intangible assets, net	188,006
Intangible liabilities, net
Below market leases	(77,029)
Accumulated amortization	63,698
Total Intangible liabilities, net	(13,331)

No operating properties were disposed of during the six months ended June 30, 2025.

The following table summarizes the scheduled amortization of our acquired above- and below-market lease intangibles for each of the five succeeding years as of June 30, 2025 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2025 (1)	$548	$(1,372)
2026	1,096	(2,693)
2027	1,096	(2,469)
2028	725	(1,924)
2029	193	(1,238)
(1)
Represents the six months ending December 31, 2025.

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in the JV (dollars in thousands):

		As of June 30,
Joint Venture	Ownership Interest	2025
MedBase Venture	53.0%	$310,514

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

5. Real Estate Loan Receivable

On August 6, 2024, we entered into a construction loan agreement to lend up to $52.1 million to a developer (the “Borrower”). The construction loan will accrue interest monthly at a fixed market rate of 9.00% per annum. The construction loan shall be re-paid in full on or before August 31, 2027, the maturity date. Upon completion of the development, we had the option to purchase at fair value all of the issued and outstanding membership interest from the Borrower in a special purpose entity (“SPE”) which solely holds the developed property. We hold a variable interest in the SPE, but we do not consolidate the SPE as we are not the primary beneficiary due to the lack of power to direct significant activities performed by the SPE.

On April 1, 2025, the Borrower repaid $15.0 million of the construction loan outstanding upon substantial completion of the development and receipt of the lump sum reimbursement from the government. On April 15, 2025, we declined the option to purchase, at the stated price, all of the issued and outstanding membership interest from the Borrower.

A summary of our real estate loan receivable consisted of the following (dollars in thousands):

	June 30, 2025	December 31, 2024
Real estate loan receivable	$32,607	$35,517
Allowance for credit losses	(665)	(1,436)
Real estate loan receivable, net	$31,942	$34,081

During the three and six months ended June 30, 2025, we recognized interest income from our real estate loan receivable of $0.7 million and $1.7 million. No interest income was recognized from real estate loan receivables during the three and six months ended June 30, 2024. Interest income from our real estate loan receivable is included within Other income on our Consolidated Statements of Operations. As of June 30, 2025, we recognized an allowance for credit loss liability of $0.1 million for the undrawn capacity on the construction loan. Allowance for credit loss liability is included within Accounts payable, accrued expenses and other liabilities on our Consolidated Balance Sheets.

The fair value of this real estate loan receivable was approximately $32.9 million as of June 30, 2025.

6. Debt

At June 30, 2025, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	June 30, 2025	Rate (1)	Maturity
Revolving credit facility:
2024 revolving credit facility (2)	$277,550	SOFR + 145 bps (3)	June 2028 (4)
Total revolving credit facility	277,550

Term loan facilities:
2016 term loan facility	100,000	5.31% (5)	January 2028 (6)
2018 term loan facility	174,500	5.09% (7)	July 2026
Total term loan facilities	274,500
Less: Total unamortized deferred financing fees	(976)
Total term loan facilities, net	273,524

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
2024 series B senior notes	50,000	6.56%	August 2033
2025 series A senior notes	25,000	6.13%	March 2030
2025 series B senior notes	100,000	6.33% (8)	March 2032
Total notes payable	1,025,000
Less: Total unamortized deferred financing fees	(6,602)
Total notes payable, net	1,018,398

Mortgage notes payable:
USFS II – Albuquerque	8,580	4.46%	July 2026
ICE – Charleston	9,714	4.21%	January 2027
VA – Loma Linda	127,500	3.59%	July 2027
CBP – Savannah	8,240	3.40%	July 2033
Total mortgage notes payable	154,034
Less: Total unamortized deferred financing fees	(469)
Less: Total unamortized premium/discount	(145)
Total mortgage notes payable, net	153,420

Total debt	$1,722,892
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
(2)
Our $400.0 million senior unsecured 2024 revolving credit facility (the “2024 revolving credit facility”) had available capacity of $122.3 million at June 30, 2025, in addition to an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
(3)
Our 2024 revolving credit facility is subject to one interest rate swap with an effective date of March 24, 2025 and a notional value of $100.0 million, of which $25.5 million is associated with our 2024 revolving credit facility, to effectively fix the interest rate at 5.17% annually. The spread over the secured overnight financing rate (“SOFR”) is based on our consolidated leverage ratio, as defined in our 2024 revolving credit facility agreement. Additionally, at June 30, 2025, $252.1 million of amounts outstanding under our 2024 revolving credit facility had a floating rate of 4.29% under USD SOFR with a five day lookback. As of June 30, 2025, excludes $4.2 million of net deferred financing costs that were included in "Prepaid expenses and other assets" in our balance sheet and are amortized through the current maturity.
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
(6)
Our 2016 term loan facility has two one-year as-of-right extension options subject to certain conditions and the payment of an extension fee.
(7)
Our 2018 term loan facility (as amended, our “2018 term loan facility”) is subject to three interest rate swaps, of which two of the swaps have an effective date of June 30, 2025 and one has an effective date of March 24, 2025. The three swaps have an aggregate notional value of $200.0 million, of which $174.5 million is associated with our 2018 term loan facility, to effectively fix the interest rate at 5.09% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
(8)
We entered into two $50.0 million treasury lock agreements to fix the Treasury rate of our 2025 series B senior notes. For a more complete description of the treasury lock agreements, see Note 7 Derivatives and Hedging Activities.

As of June 30, 2025, the net carrying value of real estate collateralizing our mortgages payable totaled $213.5 million. See Note 8 for the fair value of our debt instruments.

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

Financial Covenant Considerations

As of June 30, 2025, we were in compliance with all financial and other covenants related to our debt.

7. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of June 30, 2025. We entered into these interest rate swap derivatives to reduce our exposure to the variability in future cash flows attributable to changes in our floating rate debt (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$40,000	3.85%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$(440)
$30,000	3.86%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$(336)
$30,000	3.86%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$(338)
$100,000	3.72%	USD-SOFR with -5 Day Lookback	March 24, 2025	April 1, 2028	$(917)
$50,000	3.66%	USD-SOFR with -5 Day Lookback	June 30, 2025	July 1, 2028	$(434)
$50,000	3.67%	USD-SOFR with -5 Day Lookback	June 30, 2025	July 1, 2028	$(438)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheets (amounts in thousands):

Balance Sheet Line Item	As of June 30, 2025
Interest rate swaps - Asset	$—
Interest rate swaps - Liability	(2,903)

Treasury Locks

On January 29, 2025, we entered into a treasury lock agreement designated as a cash flow hedge to fix the seven-year Treasury rate at 4.43% for $50.0 million of notional value related to the 2025 series B senior notes issued on March 20, 2025. The treasury lock agreement was terminated and settled on March 5, 2025 and we recognized a $1.1 million loss in other comprehensive income. The loss in other comprehensive income is being amortized to interest expense over the life of the 2025 series B senior notes.

On February 6, 2025, we entered into a treasury lock agreement designated as a cash flow hedge to fix the seven-year Treasury rate at 4.36% for $50.0 million of notional value related to the 2025 series B senior notes issued on March 20, 2025. The treasury lock agreement was terminated and settled on March 5, 2025 and we recognized a $0.9 million loss in other comprehensive income. The loss in other comprehensive income is being amortized to interest expense over the life of the 2025 series B senior notes.

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on our variable rate debt.

We estimate that $0.1 million will be reclassified from AOCI as a net increase to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Unrealized gain (loss) recognized in AOCI	$(1,299)	$597	$(4,746)	$2,529
Gain reclassified from AOCI into interest expense	357	1,028	742	2,058

Credit-Risk-Related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on such indebtedness. As of June 30, 2025, the net fair value of derivatives in a liability position, which includes accrued interest, related to agreements with our derivative counterparties was $2.9 million. As of June 30, 2025, the Company had not breached any provisions of these agreements and had not posted any collateral related to these agreements. If the Company were to breach any such provisions of these agreements, it would be required to settle its obligations under the agreements at their termination value of $2.9 million.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of June 30, 2025 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding our real estate loan receivable) and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The fair value of our real estate loan receivable, as disclosed in Note 5, is based on the discounted estimated future cash flows of the loan (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments. The table below presents our assets measured at fair value on a recurring basis as of June 30, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of June 30, 2025
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$—	$—
Interest rate swaps - Liability	$—	$(2,903)	$—

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

Financial assets and liabilities not measured at fair value

The following table summarizes the aggregate principal outstanding under the Company's indebtedness and the corresponding estimate of fair value as of June 30, 2025:

	As of June 30, 2025
Financial liabilities	Carrying Amount (1)	Fair Value (2)

2024 revolving credit facility	$277,550	$277,550
2016 term loan facility	$100,000	$100,000
2018 term loan facility	$174,500	$174,500
Notes payable	$1,025,000	$976,374
Mortgages payable	$154,034	$147,700
(1)
The carrying amount consists of principal only.
(2)
We consider the fair value measurement of the financial liability instrument a Level 3 measurement.

9. Equity Incentive Plan

The following is a summary of our stock-based compensation expense, net for the three and six months ended June 30, 2025 and 2024, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense, net	$1,395	$1,160	$2,816	$2,389

Stock-based compensation expense, net is included within corporate general and administrative expenses on our Consolidated Statements of Operations.

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

On May 13, 2025, we granted an aggregate of 19,120 shares of restricted common stock to members of management pursuant to the 2024 Plan. Of these, 9,560 shares will vest on May 13, 2027, and 9,560 shares will vest on May 13, 2028, in each case subject to the grantee's continued employment and the other terms of the awards.

On June 18, 2025, in connection with our 2025 annual meeting of stockholders, we issued an aggregate of 25,955 shares of restricted stock and 1,747 LTIP units to our non-employee directors pursuant to the 2024 Plan. The grants will vest upon the earlier of the first anniversary of the grant date or the next annual stockholder meeting, so long as the grantee remains a director on such date.

Pursuant to the 2024 Plan, the significant assumptions used to value the service-based LTIP units using a Monte Carlo Simulation (risk-neutral approach) include expected volatility (28.0%), dividend yield (8.3%), risk-free interest rate (4.1%) and expected life (0.9 years).

10. Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended June 30, 2025 and 2024 and has been retrospectively adjusted to reflect the Reverse Stock Split and Reverse Unit Split, see Note 1 Organization and Basis of Presentation (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended June 30, 2025
Balance at March 31, 2025 (1)	44,702,490	$447	$1,915,891	$134,981	$(714,657)	$(2,971)	$64,867	$1,398,558
Stock based compensation, net	—	—	205	—	—	—	1,190	1,395
Dividends and distributions paid ($0.45 per share)	—	—	—	—	(20,207)	—	(1,105)	(21,312)
Grant of unvested restricted stock	43,730	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	405,237	4	4,832	—	—	—	(4,836)	—
Issuance of common stock, net	202,721	2	5,291	—	—	—	—	5,293
Fractional shares settled (2)	(63)	—	—	—	—	—	—	—
Unrealized loss on treasury locks and interest rate swaps, net	—	—	—	—	—	(1,620)	(36)	(1,656)
Net income	—	—	—	4,071	—	—	183	4,254
Allocation of non-controlling interest in Operating Partnership	—	—	8,060	—	—	—	(8,060)	—
Balance at June 30, 2025	45,354,115	$453	$1,934,279	$139,052	$(734,864)	$(4,591)	$52,203	$1,386,532
Three months ended June 30, 2024
Balance at March 31, 2024 (1)	40,941,881	$410	$1,801,918	$116,927	$(603,443)	$2,753	$69,281	$1,387,846
Stock based compensation	—	—	77	—	—	—	1,083	1,160
Dividends and distributions paid ($0.66 per share)	—	—	—	—	(27,295)	—	(1,548)	(28,843)
Grant of unvested restricted stock	14,249	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	21,852	—	705	—	—	—	(705)	—
Issuance of common stock, net	235,859	2	7,890	—	—	—	—	7,892
Unrealized loss on interest rate swaps	—	—	—	—	—	(409)	(22)	(431)
Net income	—	—	—	4,611	—	—	239	4,850
Allocation of non-controlling interest in Operating Partnership	—	—	706	—	—	—	(706)	—
Balance at June 30, 2024	41,213,841	$412	$1,811,296	$121,538	$(630,738)	$2,344	$67,622	$1,372,474

(1) As of March 31, 2025 and 2024, the Company reclassified $0.7 million and $0.6 million, respectively, from Common Stock to Additional Paid-in-Capital due to the reduction in shares outstanding in connection with the Reverse Stock Split effective April 28, 2025.

(2) No fractional shares were issued as a result of the Reverse Stock Split. In lieu of issuing fractional shares, we paid cash to shareholders who would otherwise have been entitled to receive a fractional share. The total cash payment for fractional shares amounted to less than $0.1 million, which was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheets.

The following table summarizes the changes in our stockholders’ equity for the six months ended June 30, 2025 and 2024 and has been retrospectively adjusted to reflect the Reverse Stock Split and Reverse Unit Split, see Note 1 Organization and Basis of Presentation (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Six months ended June 30, 2025
Balance at December 31, 2024 (1)	43,188,224	$432	$1,874,193	$131,854	$(686,044)	$683	$65,999	$1,387,117
Stock based compensation, net	—	—	382	—	—	—	2,434	2,816
Dividends and distributions paid ($1.11 per share)	—	—	—	—	(48,820)	—	(2,732)	(51,552)
Grant of unvested restricted stock	43,730	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	405,237	4	4,832	—	—	—	(4,836)	—
Issuance of common stock, net	1,716,987	17	46,085	—	—	—	—	46,102
Fractional shares settled (2)	(63)	—	—	—	—	—	—	—
Unrealized loss on treasury locks and interest rate swaps, net	—	—	—	—	—	(5,274)	(214)	(5,488)
Net income	—	—	—	7,198	—	—	339	7,537
Allocation of non-controlling interest in Operating Partnership	—	—	8,787	—	—	—	(8,787)	—
Balance at June 30, 2025	45,354,115	$453	$1,934,279	$139,052	$(734,864)	$(4,591)	$52,203	$1,386,532
Six months ended June 30, 2024
Balance at December 31, 2023 (1)	40,389,299	$404	$1,783,944	$112,301	$(576,319)	$1,871	$87,315	$1,409,516
Stock based compensation	—	—	200	—	—	—	2,189	2,389
Dividends and distributions paid ($1.33 per share)	—	—	—	—	(54,419)	—	(3,109)	(57,528)
Grant of unvested restricted stock	14,249	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	574,434	6	18,787	—	—	—	(18,793)	—
Issuance of common stock, net	235,859	2	7,890	—	—	—	—	7,892
Contribution of property for common units	—	—	—	—	—	—	—	—
Unrealized gain (loss) on interest rate swaps	—	—	—	—	—	473	(2)	471
Net income	—	—	—	9,237	—	—	497	9,734
Allocation of non-controlling interest in Operating Partnership	—	—	475	—	—	—	(475)	—
Balance at June 30, 2024	41,213,841	$412	$1,811,296	$121,538	$(630,738)	$2,344	$67,622	$1,372,474

(1) As of both December 31, 2024 and 2023, the Company reclassified $0.6 million from Common Stock to Additional Paid-in-Capital due to the reduction in shares outstanding in connection with the Reverse Stock Split effective April 28, 2025.

(2) No fractional shares were issued as a result of the Reverse Stock Split. In lieu of issuing fractional shares, we paid cash to shareholders who would otherwise have been entitled to receive a fractional share. The total cash payment for fractional shares amounted to less than $0.1 million, which was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheets.

A summary of dividends declared by our Board of Directors per share of common stock and per common unit (as adjusted to reflect the Reverse Stock Split and Reverse Unit Split) at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2025	April 9, 2025	May 5, 2025	May 17, 2025	$0.45
Q2 2025	July 30, 2025	August 13, 2025	August 25, 2025	$0.45

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

During the three months ended June 30, 2025, we issued an aggregate of 331,116 shares of common stock in exchange for an equal number of OP units held by limited partners. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). We relied on this exemption based upon factual representations received from the limited partners who received the shares of common stock.

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

The following table sets forth certain information with respect to issuances under the 2021 ATM Program during the six months ended June 30, 2025 (amounts in thousands except share amounts):

	2021 ATM Program
For the quarter ended	Number of Shares Issued (1)	Net Proceeds
March 31, 2025	1,514,266	$40,858
June 30, 2025	202,721	5,315
Total	1,716,987	$46,173

(1) Share amounts have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split. Shares issued by us, which were all issued in settlement of forward sale transactions. As of June 30, 2025, we had settled all of our outstanding forward sale transactions under the 2021 ATM Program. We accounted for the forward sale transactions as equity.

As of June 30, 2025, we had approximately $253.1 million of gross sales of our common stock available under the 2021 ATM Program. The 2019 ATM Program was terminated on April 30, 2025 and there were no issuances under the 2019 ATM Program during the three or six months ended June 30, 2025.

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

No repurchases of shares of our common stock were made under the share repurchase program during the six months ended June 30, 2025.

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

The following table sets forth the computation of our basic and diluted earnings per share of common stock for the three and six months ended June 30, 2025 and 2024 and has been retroactively adjusted to reflect the Reverse Stock Split, see Note 1 Organization and Basis of Presentation (amounts in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Numerator
Net income	$4,254	$4,850	$7,537	$9,734
Less: Non-controlling interest in Operating Partnership	(183)	(239)	(339)	(497)
Net income available to Easterly Government Properties, Inc.	4,071	4,611	7,198	9,237
Less: Dividends on participating securities	(140)	(135)	(347)	(283)
Net income available to common stockholders	$3,931	$4,476	$6,851	$8,954
Denominator for basic EPS	45,011,585	41,165,590	44,122,803	40,981,423
Dilutive effect of share-based compensation awards	2,200	6,213	2,484	8,526
Dilutive effect of LTIP units (1)	97,968	108,446	104,836	101,931
Denominator for diluted EPS	45,111,753	41,280,249	44,230,123	41,091,880
Basic EPS	$0.09	$0.11	$0.16	$0.22
Diluted EPS	$0.09	$0.11	$0.15	$0.22

(1)
During both the three and six months ended June 30, 2025, there were 254,061 unvested performance-based LTIP units that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period. During the three and six months ended June 30, 2024, there were 168,645 and 182,592 unvested performance-based LTIP units, respectively, that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.

12. Leases

Lessor

We lease commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 19.9 years as of June 30, 2025), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Fixed	$75,293	$67,049	$146,066	$132,485
Variable	5,074	5,134	9,847	10,444
Rental income	80,367	72,183	155,913	142,929

Lessee

We lease corporate office space under operating lease arrangements in Washington, D.C. and San Diego, CA. The leases include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. We have elected not to separate lease and non-lease components for our corporate office leases.

As of June 30, 2025, the unamortized balance associated with our right-of-use operating lease asset was $1.9 million and our operating lease liability was $2.0 million. We used our incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for our commenced operating leases for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Cash flows from operating lease costs	$199	$190	$396	$382

In addition, the maturity of fixed lease payments under our commenced corporate office leases as of June 30, 2025 is summarized in the table below (amounts in thousands):

Corporate office leases	Payments due by period
2025 (1)	400
2026	661
2027	368
2028	385
2029	333
Thereafter	—
Total future minimum lease payments	$2,147
Imputed interest	(184)
Total	$1,963
(1)
Represents the six months ending December 31, 2025.

13. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Tenant	2025	2024	2025	2024

Department of Veteran Affairs (“VA”)	$1,045	$1,142	$1,191	$1,730
Federal Bureau of Investigation (“FBI”)	586	23	793	84
U.S. Joint Staff Command (“JSC”)	91	219	405	383
U.S. Coast Guard (“USCG”)	83	—	290	—
General Services Administration - Other	108	—	150	6
Homeland Security Investigations (“HSI”)	94	—	94	—
Internal Revenue Service (“IRS”)	14	—	64	1
Food and Drug Administration (“FDA”)	7	—	62	124
Department of Transportation (“DOT”)	6	14	57	17
U.S. Citizenship and Immigration Services (“USCIS”)	15	42	43	42
State of California (“CA”)	—	—	41	—
The Judiciary of the U.S. Government (“JUD”)	—	53	38	89
Drug Enforcement Agency (“DEA”)	33	—	33	—
Department of Treasury (“TREAS”)	25	—	25	—
Customs and Border Protection (“CBP”)	—	1,507	—	1,646
Environmental Protection Agency (“EPA”)	—	16	—	16
	$2,107	$3,016	$3,286	$4,138

As of June 30, 2025 and December 31, 2024, the balance in Accounts receivable related to tenant construction projects and the associated project management income was $6.6 million and $8.1 million, respectively.

The duration of the majority of tenant construction project reimbursement arrangements is less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects on-going as of June 30, 2025 with a duration of greater than one year.

During the three and six months ended June 30, 2025, we recognized $0.2 million and $0.4 million, respectively, in parking garage income. During the three and six months ended June 30, 2024, we recognized $0.1 million and $0.3 million, respectively, in parking garage income. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied. As of June 30, 2025 and December 31, 2024, the balance in Accounts receivable related to parking garage income was $0.1 million and less than $0.1 million, respectively.

There were no contract assets or liabilities as of June 30, 2025 or December 31, 2024.

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

As stated in Note 1 above, we lease commercial space to the U.S. Government or non-governmental tenants. At June 30, 2025, the U.S. Government accounted for approximately 89.2% of our total annualized lease income, state and local government tenants accounted for approximately 7.0% of our annualized lease income and non-governmental tenants accounted for the remaining approximately 3.8%.

Eighteen of our 102 wholly-owned and unconsolidated operating properties are located in California, accounting for approximately 13.7% of our total leased square feet and approximately 17.8% of our total annualized lease income as of June 30, 2025. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

15. Segment Information

During the three and six months ended June 30, 2025 and 2024, our operations are reported within one reportable and operating segment in the consolidated financial statements and all of our properties are included within this single reportable and operating segment (the “segment”).

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

16. Related Parties

We have reimbursement arrangements with entities controlled by our Chief Executive Officer and Vice Chairman, which provide for reimbursement of costs paid on our behalf, or those we pay on their behalf. During the three and six months ended June 30, 2025, we were responsible for reimbursing costs of $0.4 million and $0.6 million, respectively, and received reimbursement for costs of less than $0.1 million for both periods. During the three and six months ended June 30, 2024, we were responsible for reimbursing costs of $0.1 million and $0.3 million, respectively, and received reimbursement for costs of less than $0.1 million for both periods.

We provide asset management services to properties owned by the JV. For the three and six months ended June 30, 2025, we recognized Asset management income of $0.6 million and $1.2 million, respectively, and reimbursement for certain costs that we paid on their behalf of less than $0.1 million and $0.6 million, respectively. For the three and six months ended June 30, 2024, we recognized Asset management income of $0.6 million and $1.1 million, respectively, and reimbursement for certain costs that we paid on their behalf of $0.1 million and $0.5 million, respectively.

As of June 30, 2025, receivables from related parties were $0.2 million which was included within prepaid expenses and other assets on our balance sheet. As of June 30, 2025, Accounts payable, accrued expenses and other liabilities owed to related parties was $0.3 million.

17. Subsequent Events

For our consolidated financial statements as of June 30, 2025, we evaluated subsequent events and noted no significant events not previously disclosed.

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

We are an internally managed real estate investment trust (“REIT”), focused primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate approximately 90% of our revenue by leasing our properties to such agencies, either directly or through the U.S. General Services Administration (“GSA”). Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation.

We focus primarily on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We continue to pursue opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of June 30, 2025, we wholly owned 92 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 10.1 million leased square feet (9.5 million pro rata), including 93 operating properties that were leased primarily to U.S. Government tenant agencies, five operating properties leased to tenant agencies of a U.S. state or local government and three operating properties that were entirely leased to private tenants. As of June 30, 2025, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned three properties under development that we expect will encompass approximately 0.3 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 96.2% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of June 30, 2025. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Reverse Stock Split and Reduction in Authorized Shares

On April 28, 2025, we effected a 1-for-2.5 reverse stock split of our issued and outstanding common stock, which reverse stock split was previously approved by our Board of Directors (the “Reverse Stock Split”). As a result, every 2.5 shares of issued and outstanding common stock were consolidated into 1 share. Concurrently with the Reverse Stock Split, the Operating Partnership completed a corresponding 1-for-2.5 reverse unit split of outstanding common units and LTIP units (the “Reverse Unit Split”). All share and per share amounts, including earnings per share, in these financial statements have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split. Accordingly, the Reverse Stock Split reduced the number of shares outstanding on April 28, 2025 from 112,263,028 to 44,905,158. On May 8, 2025, we reduced the number of our authorized shares of common stock from 200,000,000 to 80,000,000, in proportion with the 1-for-2.5 Reverse Stock Split effected by us on April 28, 2025. The par value of the common stock remained unchanged at $0.01 per share following both the Reverse Stock Split and the reduction in authorized shares. For additional information, see Note 9, Note 10 and Note 11 to the Consolidated Financial Statements.

2025 Activity

Acquisitions

On April 3, 2025, we acquired a 289,873 square foot facility leased primarily to the District of Columbia Government with a lease through February 2038.

On May 7, 2025, we acquired a 74,549 leased square foot Department of Homeland Security (“DHS”) facility near Burlington, Vermont with a 10-year lease that does not expire until May 2031.

Development

On May 19, 2025, we acquired 100% of the membership interests in an entity that has the sole rights to a development project in Fort Myers, Florida for $1.8 million. On July 2, 2025, we acquired land to develop an approximately 64,000 square foot laboratory in Fort Myers, Florida for $5.8 million. The laboratory will be primarily leased to the Florida Department of Law Enforcement over a 25-year non-cancelable term.

On June 11, 2025, we acquired land to develop a 40,035 square foot Federal District and Federal Magistrate Courthouse in Medford, Oregon for $1.9 million. The courthouse will be primarily leased to the GSA for beneficial use of the Judiciary of the U.S. Government (“JUD”) over a 20-year non-cancelable term.

Operating Properties

As of June 30, 2025, our operating properties were 97% leased with a weighted average annualized lease income per leased square foot of $36.50 ($36.20 pro rata) and a weighted average age of approximately 16.3 years based on the date the property was built or renovated-to-suit, where applicable. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at June 30, 2025, and it includes properties held by the JV:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,793,387	4.5%	$51.26
USCIS - Kansas City (3)	Lee's Summit, MO	O	2028 - 2042	417,945	10,344,064	2.7%	24.75
JSC - Suffolk	Suffolk, VA	SF	2028	403,737	8,540,398	2.2%	21.15
Various GSA - Chicago	Des Plaines, IL	O	2026	188,768	7,801,422	2.0%	41.33
IRS - Fresno	Fresno, CA	O	2033	180,481	6,915,832	1.9%	38.32
FBI - Salt Lake	Salt Lake City, UT	SF	2032	169,542	6,809,183	1.8%	40.16
Various GSA - Portland (4)	Portland, OR	O	2025-2039	199,565	6,674,355	1.8%	33.44
Various GSA - Buffalo (5)	Buffalo, NY	O	2025-2039	273,678	6,489,343	1.8%	23.71
VA - San Jose	San Jose, CA	OC	2038	90,085	5,815,725	1.6%	64.56
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,796,626	1.6%	34.18
FBI - Tampa	Tampa, FL	SF	2040	138,000	5,314,467	1.4%	38.51
FBI - San Antonio	San Antonio, TX	SF	2025	148,584	5,232,733	1.4%	35.22
FDA - Alameda	Alameda, CA	L	2039	69,624	4,966,674	1.3%	71.34
FBI / DEA - El Paso	El Paso, TX	SF	2028	203,683	4,879,899	1.3%	23.96
PTO - Arlington	Arlington, VA	SF	2035	190,546	4,773,566	1.3%	25.05
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,652,865	1.3%	22.12
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,419,159	1.2%	24.21
FDA - Lenexa	Lenexa, KS	L	2040	59,690	4,333,387	1.2%	72.60
FBI - Mobile	Mobile, AL	SF	2029	76,112	4,286,736	1.2%	56.32
FBI - Pittsburgh	Pittsburgh, PA	SF	2027	100,054	4,153,115	1.1%	41.51
ICE - Dallas (6)	Irvine, TX	SF	2032 / 2040	135,200	4,135,588	1.1%	30.59
VA - South Bend	Mishakawa, IN	OC	2032	86,363	4,094,780	1.1%	47.41
VA - Mobile	Mobile, AL	OC	2033	79,212	3,996,712	1.1%	50.46
FBI - New Orleans	New Orleans, LA	SF	2029	137,679	3,960,089	1.1%	28.76
FBI - Omaha	Omaha, NE	SF	2044	112,196	3,959,898	1.1%	35.29
USCIS - Lincoln	Lincoln, NE	O	2025	137,671	3,936,879	1.1%	28.60
FBI - Knoxville	Knoxville, TN	SF	2025	99,130	3,629,035	1.0%	36.61
FBI - Birmingham	Birmingham, AL	SF	2042	96,278	3,583,919	1.0%	37.22
EPA - Kansas City	Kansas City, KS	L	2043	55,833	3,574,923	1.0%	64.03
FBI - Albany	Albany, NY	SF	2036	69,476	3,563,440	1.0%	51.29
USFS II - Albuquerque	Albuquerque, NM	O	2031	98,720	3,497,292	0.9%	35.43
DOT - Lakewood	Lakewood, CO	O	2039	116,046	3,396,276	0.9%	29.27
ICE - Charleston	North Charleston, SC	SF	2027	65,124	3,392,940	0.9%	52.10

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
FBI - Richmond	Richmond, VA	SF	2041	96,607	3,366,454	0.9%	34.85
VA - Chico	Chico, CA	OC	2034	51,647	3,343,379	0.9%	64.74
JUD - Del Rio	Del Rio, TX	C	2041	89,880	3,316,384	0.9%	36.90
DEA - Sterling	Sterling, VA	L	2038	57,692	3,282,887	0.9%	56.90
FBI - Little Rock	Little Rock, AR	SF	2041	102,377	3,237,405	0.9%	31.62
DEA - Vista	Vista, CA	L	2035	52,293	3,147,780	0.9%	60.20
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,142,255	0.9%	47.03
VA - Indianapolis	Brownsburg, IN	OC	2041	80,000	2,973,092	0.8%	37.16
VA - Orange	Orange, CT	OC	2034	56,330	2,958,926	0.8%	52.53
ICE - Albuquerque	Albuquerque, NM	SF	2027	71,100	2,857,704	0.8%	40.19
SSA - Charleston	Charleston, WV	O	2029	110,000	2,822,514	0.8%	25.66
JUD - El Centro	El Centro, CA	C	2034	43,345	2,815,302	0.8%	64.95
DHS - Burlington	Williston, VT	SF	2031	74,549	2,814,155	0.8%	37.75
DEA - Dallas Lab	Dallas, TX	L	2038	49,723	2,805,696	0.8%	56.43
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,788,150	0.8%	65.63
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,773,789	0.8%	54.41
NARA - Broomfield	Broomfield, CO	W	2032	161,730	2,697,002	0.7%	16.68
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,602,746	0.7%	31.11
DHS - Atlanta (7)	Atlanta, GA	SF	2031 - 2038	91,185	2,590,303	0.7%	28.41
USAO - Louisville	Louisville, KY	SF	2031	60,000	2,549,993	0.7%	42.50
JUD - Charleston	Charleston, SC	C	2040	52,339	2,536,155	0.7%	48.46
JUD - Jackson	Jackson, TN	C	2043	75,043	2,403,192	0.7%	32.02
IRS - Ogden	Ogden, UT	W	2029	100,000	2,373,650	0.6%	23.74
DEA - Dallas	Dallas, TX	SF	2041	71,827	2,351,827	0.6%	32.74
CBP - Savannah	Savannah, GA	L	2033	35,000	2,298,792	0.6%	65.68
Various GSA - Cleveland (8)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,245,512	0.6%	36.58
NWS - Kansas City	Kansas City, MO	SF	2033	94,378	2,163,306	0.6%	22.92
DEA - Santa Ana	Santa Ana, CA	SF	2029	39,905	2,028,518	0.6%	50.83
DEA - Riverside	Riverside, CA	SF	2032	34,354	2,024,309	0.5%	58.92
DEA - North Highlands	Sacramento, CA	SF	2033	37,975	1,893,238	0.5%	49.85
GSA - Clarksburg	Clarksburg, WV	O	2039	70,495	1,892,566	0.5%	26.85
JUD - Aberdeen	Aberdeen, MS	C	2040	45,194	1,890,924	0.5%	41.84
NPS - Omaha	Omaha, NE	SF	2029	62,772	1,866,451	0.5%	29.73
VA - Golden	Golden, CO	W	2026	56,753	1,781,875	0.5%	31.40
JUD - Newport News	Newport News, VA	C	2033	35,005	1,684,773	0.5%	48.13
ICE - Orlando	Orlando, FL	SF	2040	49,420	1,668,211	0.5%	33.76
USCG - Martinsburg	Martinsburg, WV	SF	2027	59,547	1,629,291	0.4%	27.36
VA - Charleston	North Charleston, SC	W	2040	97,718	1,511,163	0.4%	15.46
JUD - Council Bluffs	Council Bluffs, IA	C	2041	28,900	1,368,502	0.4%	47.35
USAO - Springfield	Springfield, IL	SF	2038	43,600	1,356,930	0.4%	31.12
DEA - Birmingham	Birmingham, AL	SF	2038	35,616	1,260,657	0.3%	35.40
DEA - Albany	Albany, NY	SF	2042	31,976	1,186,749	0.3%	37.11
HSI - Orlando	Orlando, FL	SF	2036	27,840	1,082,677	0.3%	38.89
SSA - Dallas	Dallas, TX	SF	2035	27,200	1,066,875	0.3%	39.22

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
JUD - South Bend	South Bend, IN	C	2027	30,119	813,135	0.2%	27.00
ICE - Louisville	Louisville, KY	SF	2036	17,420	662,835	0.2%	38.05
DEA - San Diego	San Diego, CA	W	2032	16,100	563,454	0.2%	35.00
DEA - Bakersfield	Bakersfield, CA	SF	2038	9,800	496,834	0.1%	50.70
SSA - San Diego	San Diego, CA	SF	2032	10,059	452,860	0.1%	45.02
ICE - Otay	San Diego, CA	O	2027	7,434	262,497	0.1%	35.31
Subtotal				7,946,677	$283,418,381	76.9%	$35.67

Wholly Owned State and Local Government Property
DC - Capitol Plaza (9)	Washington, DC	O	2038	284,688	17,599,954	4.8%	61.82
Wake County III - Cary (10)	Cary, NC	O	2027 / 2034	113,722	3,495,664	0.9%	30.74
CA - Anaheim	Anaheim, CA	O	2033 / 2034	95,273	3,364,379	0.9%	35.31
Wake County II - Cary	Cary, NC	O	2034	98,340	2,840,676	0.8%	28.89
Wake County I - Cary	Cary, NC	O	2034	75,401	2,222,073	0.6%	29.47
Subtotal				667,424	29,522,746	8.0%	$44.23

Wholly Owned Privately Leased Property
Northrop Grumman - Dayton	Beavercreek, OH	SF	2029	99,246	2,629,161	0.7%	26.49
Northrop Grumman - Aurora	Aurora, CO	SF	2032	104,136	2,368,386	0.6%	22.74
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W	2028	70,078	412,024	0.1%	5.88
Subtotal				273,460	$5,409,571	1.4%	$19.78

Wholly Owned Properties Total / Weighted Average				8,887,561	$318,350,698	86.3%	$35.82

Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - Phoenix (11)	Phoenix, AZ	OC	2042	257,294	10,798,608	2.9%	41.97
VA - San Antonio (11)	San Antonio, TX	OC	2041	226,148	9,301,800	2.5%	41.13
VA - Jacksonville (11)	Jacksonville, FL	OC	2043	193,100	7,342,700	2.0%	38.03
VA - Chattanooga (11)	Chattanooga, TN	OC	2035	94,566	4,383,594	1.2%	46.35
VA - Lubbock (11) (12)	Lubbock, TX	OC	2040	120,916	4,259,993	1.2%	35.23
VA - Marietta (11)	Marietta, GA	OC	2041	76,882	3,843,098	1.0%	49.99
VA - Birmingham (11)	Irondale, AL	OC	2041	77,128	3,192,361	0.9%	41.39
VA - Corpus Christi (11)	Corpus Christi, TX	OC	2042	69,276	2,974,771	0.8%	42.94
VA - Columbus (11)	Columbus, GA	OC	2042	67,793	2,925,752	0.8%	43.16
VA - Lenexa (11)	Lenexa, KS	OC	2041	31,062	1,355,340	0.4%	43.63
Subtotal				1,214,165	$50,378,017	13.7%	$41.49

Total / Weighted Average				10,101,726	$368,728,715	100.0%	$36.50

Total / Weighted Average at Easterly's Share				9,531,067	$345,051,047		$36.20
(1)
OC=Outpatient Clinic; SF=Specialized Facility; O=Office; C=Courthouse; L=Laboratory; W=Warehouse.
(2)
The year of lease expiration does not include renewal options.
(3)
Private tenants occupy 109,234 leased square feet.

(4)
Private tenants occupy 36,610 leased square feet.
(5)
A state government tenant occupies 14,274 leased square feet.
(6)
Private tenants occupy 54,677 leased square feet.
(7)
A private tenant occupies 17,373 leased square feet.
(8)
A private tenant occupies 11,402 leased square feet.
(9)
Private tenants occupy 20,299 leased square feet.
(10)
A private tenant occupies 37,858 leased square feet.
(11)
We own 53.0% of the property through an unconsolidated joint venture.
(12)
Asset is subject to a ground lease where the unconsolidated joint venture is the lessee.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 19.9 years as of June 30, 2025), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place (including for wholly owned properties and properties held by the JV) as of June 30, 2025:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2025	8	466,741	4.6%	$15,272,598	4.1%	$32.72
2026	5	296,112	2.9%	11,102,918	3.0%	37.50
2027	11	545,872	5.4%	20,280,347	5.5%	37.15
2028	12	807,610	8.0%	18,092,114	4.9%	22.40
2029	10	757,363	7.5%	24,733,328	6.7%	32.66
2030	4	67,202	0.7%	1,808,571	0.5%	26.91
2031	7	304,726	3.0%	11,762,560	3.2%	38.60
2032	11	712,188	7.1%	21,952,563	6.0%	30.82
2033	10	566,197	5.6%	22,349,592	6.1%	39.47
2034	10	507,793	5.0%	21,098,786	5.7%	41.55
Thereafter	55	5,069,922	50.2%	200,275,338	54.3%	39.50
Total / Weighted Average	143	10,101,726	100.0%	$368,728,715	100.0%	$36.50

(1)
The year of lease expiration is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of June 30, 2025, nine tenants occupying approximately 5.3% of our leased square feet and contributing approximately 4.7% of our annualized lease income are currently operating under lease provisions that allow them to exercise their right to terminate their lease before the stated term of their respective lease expires.

Information about our development properties as of June 30, 2025 is set forth in the table below:

Property Name	Location	Tenant	Property Type	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L (1)	20-year	162,000
JUD - Flagstaff	Flagstaff, AZ	Judiciary of the U.S. Government	C (2)	20-year	50,777
JUD - Medford	Medford, OR	Judiciary of the U.S. Government	C (2)	20-year	40,035
Total					252,812
(1)
L=Laboratory
(2)
C=Courthouse

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2025 and 2024

The financial information presented below summarizes our results of operations for the three months ended June 30, 2025 and 2024 (amounts in thousands).

	For the three months ended June 30,
	2025	2024	Change
Revenues
Rental income	$80,367	$72,183	$8,184
Tenant reimbursements	1,895	2,814	(919)
Asset management income	622	551	71
Other income	1,350	673	677
Total revenues	84,234	76,221	8,013
Expenses
Property operating	19,210	18,118	1,092
Real estate taxes	8,486	7,843	643
Depreciation and amortization	28,534	24,086	4,448
Acquisition costs	362	408	(46)
Corporate general and administrative	6,807	6,910	(103)
Provision for (recovery of) credit losses	(539)	218	(757)
Total expenses	62,860	57,583	5,277
Other income (expense)
Income from unconsolidated real estate venture	1,840	1,377	463
Interest expense, net	(18,960)	(15,165)	(3,795)
Net income	$4,254	$4,850	$(596)

Revenues

Total revenues increased $8.0 million to $84.2 million for the three months ended June 30, 2025 compared to $76.2 million for the three months ended June 30, 2024.

The $8.2 million increase in Rental income is primarily attributable to the eight operating properties acquired since June 30, 2024 and a full period of operations from the three operating properties acquired during the quarter ended June 30, 2024.

The $0.9 million decrease in tenant reimbursements is primarily attributable to a decrease in tenant project reimbursement.

The $0.1 million increase in Asset management income is primarily attributable to the fee earned by us for asset management of the JV from the one property acquired since June 30, 2024.

The $0.7 million increase in Other income is primarily attributable to an increase in interest income.

Expenses

Total expenses increased $5.3 million to $62.9 million for the three months ended June 30, 2025 compared to $57.6 million for the three months ended June 30, 2024.

The $1.1 million increase in Property operating expenses is primarily attributable to the eight operating properties acquired since June 30, 2024 and a full period of operations from the three operating properties acquired during the quarter ended June 30, 2024.

The $0.6 million increase in Real estate taxes is primarily attributable to the eight operating properties acquired since June 30, 2024 and a full period of operations from the three operating properties acquired during the quarter ended June 30, 2024.

The $4.4 million increase in Depreciation and amortization is primarily attributable to the eight operating properties acquired since June 30, 2024 and a full period of operations from the three operating properties acquired during the quarter ended June 30, 2024.

The $0.1 million decrease in Corporate general and administrative is primarily due to a decrease in employee costs and non-cash compensation.

The $0.8 million decrease in provision for (recovery of) credit losses is primarily due to a downward adjustment to our credit loss allowance for a $15.0 million paydown of Real estate loan receivable and change in market conditions.

Income from unconsolidated real estate venture

The $0.5 million increase in Income from unconsolidated real estate venture is primarily attributable to the one operating property acquired by the JV since June 30, 2024.

Interest expense, net

The $3.8 million increase in Interest expense, net is primarily attributable to the fixed rate senior unsecured notes issued since June 30, 2024.

Comparison of Results of Operations for the six months ended June 30, 2025 and 2024

The financial information presented below summarizes our results of operations for the six months ended June 30, 2025 and 2024 (amounts in thousands).

	For the six months ended June 30,
	2025	2024	Change
Revenues
Rental income	$155,913	$142,929	$12,984
Tenant reimbursements	2,921	3,831	(910)
Asset management income	1,244	1,101	143
Other income	2,831	1,160	1,671
Total revenues	162,909	149,021	13,888
Expenses
Property operating	37,009	34,710	2,299
Real estate taxes	16,443	16,072	371
Depreciation and amortization	55,331	47,886	7,445
Acquisition costs	669	827	(158)
Corporate general and administrative	13,022	13,365	(343)
Provision for (recovery of) credit losses	(777)	218	(995)
Total expenses	121,697	113,078	8,619
Other income (expense)
Income from unconsolidated real estate venture	3,662	2,792	870
Interest expense, net	(37,337)	(29,001)	(8,336)
Net income	$7,537	$9,734	$(2,197)

Revenues

Total revenues increased $13.9 million to $162.9 million for the six months ended June 30, 2025 compared to $149.0 million for the six months ended June 30, 2024.

The $13.0 million increase in Rental income is primarily attributable to the eight operating properties acquired since June 30, 2024 and a full period of operations from the three operating properties acquired during the six months ended June 30, 2024.

The $0.9 million decrease in tenant reimbursements is primarily attributable to a decrease in tenant project reimbursement.

The $0.1 million increase in Asset management income is primarily attributable to the fee earned by us for asset management of the JV from the one property acquired since June 30, 2024.

The $1.7 million increase in Other income is primarily attributable to an increase in interest income.

Expenses

Total expenses increased $8.6 million to $121.7 million for the six months ended June 30, 2025 compared to $113.1 million for the six months ended June 30, 2024.

The $2.3 million increase in Property operating expenses is primarily attributable to the eight operating properties acquired since June 30, 2024 and a full period of operations from the three operating properties acquired during the six months ended June 30, 2024.

The $0.4 million increase in Real estate taxes is primarily attributable to the eight operating properties acquired since June 30, 2024 and a full period of operations from the three operating properties acquired during the six months ended June 30, 2024.

The $7.4 million increase in Depreciation and amortization is primarily attributable to the eight operating properties acquired since June 30, 2024 and a full period of operations from the three operating properties acquired during the six months ended June 30, 2024.

The $0.3 million decrease in Corporate general and administrative is primarily due to a decrease in employee costs and non-cash compensation.

The $1.0 million decrease in Provision for (recovery of) credit losses is primarily due to a downward adjustment to our credit loss allowance for a $15.0 million paydown of Real estate loan receivable and change in market conditions.

Income from unconsolidated real estate venture

The $0.9 million increase in Income from unconsolidated real estate venture is primarily attributable to the one operating property acquired by the JV since June 30, 2024.

Interest expense, net

The $8.3 million increase in Interest expense, net is primarily attributable to the fixed rate senior unsecured notes issued since June 30, 2024.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, development activities at FDA – Atlanta, JUD – Flagstaff and JUD – Medford, planned and possible acquisitions of properties, stockholder distributions to maintain our qualification as a REIT, potential repurchases of common stock under our share repurchase program and other capital obligations associated with conducting our business. At June 30, 2025, we had approximately $4.7 million available in cash and cash equivalents, $9.4 million of restricted cash and there was approximately $122.3 million available under our 2024 revolving credit facility.

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

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•
development and redevelopment activities, including major redevelopment, renovation or expansion programs at FDA - Atlanta, JUD - Flagstaff and JUD - Medford and other individual properties;
•
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

The following table sets forth certain information with respect to issuances under the 2021 ATM Program during the six months ended June 30, 2025 (amounts in thousands, except share amounts):

	2021 ATM Program
For the quarter ended	Number of Shares Issued (1)	Net Proceeds
March 31, 2025	1,514,266	$40,858
June 30, 2025	202,721	5,315
Total	1,716,987	$46,173

(1) Share amounts have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split. Shares issued by us, which were all issued in settlement of forward sale transactions. As of June 30, 2025, we had settled all of our outstanding forward sale transactions under the 2021 ATM Program. We accounted for the forward sale transactions as equity.

As of June 30, 2025, we had approximately $253.1 million of gross sales of our common stock available under the 2021 ATM Program. The 2019 ATM Program was terminated on April 30, 2025 and there were no issuances under the 2019 ATM Program during the three or six months ended June 30, 2025.

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

No repurchases of shares of our common stock were made under the share repurchase program during the six months ended June 30, 2025.

Debt

Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of June 30, 2025 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	June 30, 2025	Rate (1)	Maturity
Revolving credit facility:
2024 revolving credit facility (2)	$277,550	SOFR + 145 bps (3)	June 2028 (4)
Total revolving credit facility	277,550

Term loan facilities:
2016 term loan facility	100,000	5.31% (5)	January 2028 (6)
2018 term loan facility	174,500	5.09% (7)	July 2026
Total term loan facilities	274,500
Less: Total unamortized deferred financing fees	(976)
Total term loan facilities, net	273,524

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
2024 series B senior notes	50,000	6.56%	August 2033
2025 series A senior notes	25,000	6.13%	March 2030
2025 series B senior notes	100,000	6.33% (8)	March 2032
Total notes payable	1,025,000
Less: Total unamortized deferred financing fees	(6,602)
Total notes payable, net	1,018,398

Mortgage notes payable:
USFS II – Albuquerque	8,580	4.46%	July 2026
ICE – Charleston	9,714	4.21%	January 2027
VA – Loma Linda	127,500	3.59%	July 2027
CBP – Savannah	8,240	3.40%	July 2033
Total mortgage notes payable	154,034
Less: Total unamortized deferred financing fees	(469)
Less: Total unamortized premium/discount	(145)
Total mortgage notes payable, net	153,420

Total debt	$1,722,892
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
(2)
Our $400.0 million senior unsecured revolving credit facility (the “2024 revolving credit facility”) had available capacity of $122.3 million at June 30, 2025, in addition to an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.

(3)
Our 2024 revolving credit facility is subject to one interest rate swap with an effective date of March 24, 2025 and a notional value of $100.0 million, of which $25.5 million is associated with our 2024 revolving credit facility, to effectively fix the interest rate at 5.17% annually. The spread over the secured overnight financing rate (“SOFR”) is based on our consolidated leverage ratio, as defined in our 2024 revolving credit facility agreement. Additionally, at June 30, 2025, $252.1 million of amounts outstanding under our 2024 revolving credit facility had a floating rate of 4.29% under USD SOFR with a five day lookback. As of June 30, 2025, excludes $4.2 million of net deferred financing costs that were included in "Prepaid expenses and other assets" in our balance sheet and are amortized through the current maturity.
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
(6)
Our 2016 term loan facility has two one-year as-of-right extension options subject to certain conditions and the payment of an extension fee.
(7)
Our 2018 term loan facility (as amended, our “2018 term loan facility”) is subject to three interest rate swaps, of which two of the swaps have an effective date of June 30, 2025 and one has an effective date of March 24, 2025. The three swaps have an aggregate notional value of $200.0 million, of which $174.5 million is associated with our 2018 term loan facility, to effectively fix the interest rate at 5.09% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
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

Our 2024 revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2025, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of June 30, 2025 (dollar amounts in thousands):

Debt Capital Structure	June 30, 2025
Total principal outstanding	$1,731,084
Weighted average maturity	4.4 years
Weighted average interest rate	4.7%
% Variable debt	14.6%
% Fixed debt (1)	85.4%
% Secured debt	8.9%
(1)
Our 2016 term loan facility, 2018 term loan facility and $25.5 million of our 2024 revolving credit facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Material Cash Commitments

On April 1, 2025, the Borrower of the Real estate loan receivable paid off approximately $15.0 million of the outstanding balance of the loan reducing our total commitment. As of the date of this filing the net funded amount of the outstanding loan receivable was $32.8 million and our remaining obligation to fund was $3.9 million. We expect to fund the remaining commitment through the anticipated maturity of the loan on August 31, 2027, dependent on the borrower's election to use the commitments. For a more complete description of the real estate loan receivable, see Note 5 to the Consolidated Financial Statements.

Other than as described above, during the six months ended June 30, 2025, there were no material changes to the cash commitment information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of June 30, 2025, we had invested $310.5 million in the JV. As of June 30, 2025, we had committed capital, net of return of over committed capital, to the JV totaling $332.9 million and had a remaining commitment of $8.5 million available. None of the properties owned by the JV are encumbered by mortgage indebtedness.

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

A summary of dividends declared by the Board of Directors per share of common stock and per common unit (as adjusted to reflect the Reverse Stock Split and Reverse Unit Split) at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2025	April 9, 2025	May 5, 2025	May 17, 2025	$0.45
Q2 2025	July 30, 2025	August 13, 2025	August 25, 2025	$0.45
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

Cash Flows

The following table sets forth a summary of cash flows for the six months ended June 30, 2025 and 2024 (amounts in thousands):

	For the six months ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$62,298	$80,908
Investing activities	(191,927)	(126,284)
Financing activities	115,876	50,676

Operating Activities

We generated $62.3 million and $80.9 million of cash from operating activities during the six months ended June 30, 2025 and 2024, respectively. Net cash provided by operating activities for the six months ended June 30, 2025 includes $59.0 million in net cash from rental activities net of expenses and $9.7 million related to distributions from investment in unconsolidated real estate venture, offset by $6.4 million related to the change in tenant accounts receivable, prepaid expenses and other assets, real estate loan interest receivable, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the six months ended June 30, 2024 includes $52.7 million in net cash from rental activities net of expenses, $21.0 million related to the change in tenant accounts receivable, prepaid expenses and other assets, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities and $7.3 million related to distributions from investment in unconsolidated real estate venture.

Investing Activities

We used $191.9 million and $126.3 million in cash for investing activities during the six months ended June 30, 2025 and 2024, respectively. Net cash used in investing activities for the six months ended June 30, 2025 includes $144.8 million in real estate acquisitions and deposits, $36.0 million in additions to development properties, $15.7 million in additions to operating properties, offset by $4.6 million in repayment of (investment in) real estate loan receivable, net. Net cash used in investing activities for the six months ended June 30, 2024 includes $58.2 million in real estate acquisitions and deposits, $43.0 million in additions to development properties, $19.6 million in additions to operating properties and $5.5 million in investment in real estate loan receivable, net.

Financing Activities

We generated $115.9 million and $50.7 million in cash from financing activities during the six months ended June 30, 2025 and 2024, respectively. Net cash generated in financing activities for the six months ended June 30, 2025 includes $125.0 million in note payable issuances, $46.6 million in gross proceeds from issuance of shares of our common stock and $3.0 million in net draws under our 2024 revolving credit facility, offset by $51.6 million in dividend payments, $2.5 million in deferred financing costs, $2.3 million in mortgage notes payable repayment, $1.9 million in treasury lock settlement and $0.5 million in the payment of offering costs. Net cash generated by financing activities for the six months ended June 30, 2024 includes $150.0 million in note payable issuances and $8.0 million in gross proceeds from issuance of our common stock, offset by $57.5 million in dividend payments, $25.0 million in term loan repayments, $10.6 million in mortgage notes payable repayment, $7.4 million in deferred financing costs, $6.5 million in net paydowns under our revolving credit facility and $0.3 million in the payment of offering costs.

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

The following table sets forth a reconciliation of our net income to FFO and Core FFO for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net income	$4,254	$4,850	$7,537	$9,734
Depreciation of real estate assets	28,282	23,834	54,828	47,383
Unconsolidated real estate venture allocated share of above adjustments	2,280	2,006	4,559	4,008
FFO	34,816	30,690	66,924	61,125
Adjustments to FFO:
Loss on extinguishment of debt and modification costs	—	258	900	258
Provision for (recovery of) credit losses	(539)	218	(777)	218
Natural disaster event expense, net of recovery	47	(61)	70	(8)
Depreciation of non-real estate assets	252	252	503	503
Unconsolidated real estate venture allocated share of above adjustments	16	16	33	33
Core FFO	34,592	31,373	67,653	62,129

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

Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of our significant accounting policies, which utilize relevant critical accounting estimates. During the six months ended June 30, 2025, there were no material changes to the discussion of our significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Supplemental U.S. Federal Income Tax Considerations

The following discussion supplements and updates the disclosures under the heading “Certain United States Federal Income Tax Considerations” in the prospectus dated February 28, 2024, contained in our Registration Statement on Form S-3 (File No. 333-277434) filed with the SEC on February 28, 2024 (the “Existing Tax Disclosure”). Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in the Existing Tax Disclosure.

On July 4, 2025, H.R. 1, informally known as the One Big Beautiful Bill Act (the “OBBB”), was enacted. The OBBB makes major changes to the Code, including some provisions of the Code that affect the taxation of REITs and their investors. In particular,

•
For taxable years beginning on or after January 1, 2026, the OBBB relaxed the REIT asset test requirement with respect to taxable REIT subsidiaries, providing that not more than 25% (relaxed from 20%) of the gross value of a REIT's assets may be represented by securities of one or more taxable REIT subsidiaries.
•
The OBBB permanently extended the pass-through qualified business income deduction, generally allowing individuals to deduct 20% of the aggregate amount of ordinary REIT dividends distributed by a REIT. This deduction was due to expire for tax years beginning after December 31, 2025.
•
While itemized deductions for individuals for state and local income, property and sales taxes remain subject to limitations on deductibility, the OBBB temporarily increased the limitation on such deductions for taxable years beginning prior to 2030, subject to certain phase outs.

To the extent the information set forth in the Existing Tax Disclosure is inconsistent with this supplemental information, this supplemental information supersedes the information in the Existing Tax Disclosure. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the first five paragraphs of the Existing Tax Disclosure as if those paragraphs were set forth in this Quarterly Report on Form 10-Q.

The OBBB contains complex revisions to the U.S. federal income tax laws. Holders of our Common Stock are urged to consult with their tax advisors with respect to the OBBB and its potential effect on the acquisition, ownership and disposition of our Common Stock.

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

As of June 30, 2025, $1.5 billion, or 85.4% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $252.1 million, or 14.6%, had variable interest rates based on SOFR. If market interest rates on our variable rate debt fluctuate by 25 basis points, our interest expense would increase or decrease, depending on rate movement, by $0.6 million annually.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, we issued an aggregate of 331,116 shares of common stock in exchange for an equal number of OP units held by limited partners. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). We relied on this exemption based upon factual representations received from the limited partners who received the shares of common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q:

Exhibit	Exhibit Description

3.1

Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2

Articles of Amendment to the Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on April 28, 2025 and incorporated herein by reference)

3.3

Articles of Amendment to the Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to the Company's Current Report on Form 8-K on April 28, 2025 and incorporated herein by reference)

3.4

Articles of Amendment to the Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on May 8, 2025 and incorporated herein by reference)

3.5

Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.6

First Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 27, 2019 and incorporated herein by reference)

3.7

Second Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 20, 2021 and incorporated herein by reference)

4.1

Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

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

Easterly Government Properties, Inc.

Date: August 5, 2025	/s/ Darrell W. Crate
Darrell W. Crate
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2025	/s/ Allison E. Marino
Allison E. Marino
Executive Vice President, Chief Financial Officer (Principal Financial Officer)