Form 10-Q
period 2025-09-30
Easterly Government Properties, Inc.
filed 2025-10-27
CIK 1622194

$

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 20, 2025, the registrant had 46,108,379 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	September 30, 2025	December 31, 2024
Assets
Real estate properties, net	$2,709,517	$2,572,095
Cash and cash equivalents	4,355	19,353
Restricted cash	9,854	8,451
Tenant accounts receivable	65,784	71,172
Investment in unconsolidated real estate venture	306,526	316,521
Real estate loan receivable, net	34,792	34,081
Intangible assets, net	190,652	161,425
Interest rate swaps	—	717
Prepaid expenses and other assets	59,949	39,256
Total assets	$3,381,429	$3,223,071

Liabilities
Revolving credit facility	170,900	274,550
Term loan facilities, net	296,971	274,009
Notes payable, net	1,018,640	894,676
Mortgage notes payable, net	152,316	155,586
Intangible liabilities, net	12,636	14,885
Deferred revenue	220,529	120,977
Interest rate swaps	3,046	—
Accounts payable, accrued expenses and other liabilities	121,568	101,271
Total liabilities	1,996,606	1,835,954

Equity
Common stock, par value $0.01, 80,000,000 shares authorized, 46,108,379 and 43,188,224 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively(1)	461	432
Additional paid-in capital(1)	1,952,689	1,874,193
Retained earnings	140,265	131,854
Cumulative dividends	(755,273)	(686,044)
Accumulated other comprehensive income (loss)	(4,641)	683
Total stockholders’ equity	1,333,501	1,321,118
Non-controlling interest in Operating Partnership	51,322	65,999
Total equity	1,384,823	1,387,117
Total liabilities and equity	$3,381,429	$3,223,071

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

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues
Rental income	$82,210	$72,536	$238,123	$215,465
Tenant reimbursements	1,700	663	4,621	4,494
Asset management income	623	579	1,867	1,680
Other income	1,618	1,003	4,449	2,163
Total revenues	86,151	74,781	249,060	223,802
Expenses
Property operating	20,715	16,710	57,724	51,420
Real estate taxes	8,814	8,000	25,257	24,072
Depreciation and amortization	28,946	23,795	84,277	71,681
Acquisition costs	293	600	962	1,427
Corporate general and administrative	5,808	4,667	18,830	18,032
Provision for (recovery of) credit losses	302	1,260	(475)	1,478
Total expenses	64,878	55,032	186,575	168,110
Other income (expense)
Income from unconsolidated real estate venture	1,556	1,575	5,218	4,367
Interest expense, net	(19,037)	(16,209)	(56,374)	(45,210)
Impairment loss	(2,545)	—	(2,545)	—
Net income	1,247	5,115	8,784	14,849
Non-controlling interest in Operating Partnership	(34)	(252)	(373)	(749)
Net income available to Easterly Government Properties, Inc.	$1,213	$4,863	$8,411	$14,100
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.02	$0.11	$0.18	$0.33
Diluted	$0.02	$0.11	$0.18	$0.33
Weighted-average common shares outstanding
Basic	45,337,184	41,406,098	44,532,044	41,068,552
Diluted	45,485,375	41,561,832	44,650,747	41,192,398
Dividends declared per common share	$0.45	$0.66	$1.56	$1.99

Share and per share data have been adjusted for all periods presented to reflect a 1 for 2.5 reverse stock split, effective April 28, 2025, and a reduction in authorized shares of common stock from 200,000,000 to 80,000,000, in proportion with the 1 for 2.5 reverse stock split, effective May 8, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net income	$1,247	$5,115	$8,784	$14,849
Other comprehensive gain (loss):
Unrealized loss on treasury locks and interest rate swaps, net	(48)	(1,952)	(5,536)	(1,481)
Other comprehensive loss	(48)	(1,952)	(5,536)	(1,481)
Comprehensive income	1,199	3,163	3,248	13,368
Non-controlling interest in Operating Partnership	(34)	(252)	(373)	(749)
Other comprehensive (income) loss attributable to non-controlling interest	(2)	97	212	99
Comprehensive income attributable to Easterly Government Properties, Inc.	$1,163	$3,008	$3,087	$12,718

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$8,784	$14,849
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	84,277	71,681
Straight line rent	(386)	(3,123)
Income from unconsolidated real estate venture	(5,218)	(4,367)
Amortization of above- / below-market leases	(1,427)	(1,464)
Amortization of unearned revenue	(5,517)	(5,125)
Amortization of loan premium / discount	(16)	(669)
Amortization of deferred financing costs	2,489	2,286
Amortization of lease inducements	1,548	796
Amortization of real estate loan receivable origination fees	(109)	(22)
Amortization of treasury lock settlement	147	—
Impairment loss	2,545	—
Distributions from investment in unconsolidated real estate venture	15,213	11,059
Non-cash compensation	4,449	2,208
Provision for (recovery of) credit losses	(475)	1,478
Net change in:
Tenant accounts receivable	6,690	(888)
Prepaid expenses and other assets	(8,228)	(3,665)
Real estate loan interest receivable	(1,925)	(437)
Deferred revenue associated with operating leases	105,069	44,180
Principal payments on operating lease obligations	(519)	(501)
Accounts payable, accrued expenses and other liabilities	9,872	9,806
Net cash provided by operating activities	217,263	138,082
Cash flows from investing activities
Real estate acquisitions and deposits	(179,429)	(73,464)
Additions to operating properties	(24,968)	(28,980)
Additions to development properties	(58,107)	(79,297)
Proceeds from sale of operating property, net	3,492	—
Distributions from investment in unconsolidated real estate venture	—	2,037
Investment in unconsolidated real estate venture	—	(40,071)
Repayments of real estate loan receivable	15,493	—
Investment in real estate loan receivable, net	(14,040)	(31,472)
Net cash used in investing activities	(257,559)	(251,247)
Cash flows from financing activities
Payment of deferred financing costs	(4,848)	(7,840)
Issuance of common shares	63,620	43,414
Credit facility draws	274,350	353,550
Credit facility repayments	(378,000)	(283,000)
Term loan repayments	—	(25,500)
Term loan proceeds	25,500	—
Issuance of notes payable	125,000	200,000
Treasury lock settlement	(1,945)	—
Repayments of mortgage notes payable	(3,421)	(63,183)
Dividends and distributions paid	(72,882)	(86,383)
Payment of offering costs	(673)	(625)
Net cash provided by financing activities	26,701	130,433

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2025	2024
Net increase (decrease) in Cash and cash equivalents and Restricted cash	$(13,595)	$17,268
Cash and cash equivalents and Restricted cash, beginning of period	27,804	21,939
Cash and cash equivalents and Restricted cash, end of period	$14,209	$39,207

Supplemental disclosure of cash flow information
Cash paid for interest (net of capitalized interest of $7,356 and $2,962 in 2025 and 2024, respectively)	$51,672	$38,955
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$5,116	$6,047
Additions to development properties accrued, not paid	23,036	34,017
Offering costs accrued, not paid	3	21
Deferred asset acquisition costs accrued, not paid	33	156
Unrealized loss on treasury locks and interest rate swaps, net	(5,536)	(1,481)
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(4,836)	$(18,793)
Common stock	4	14
Additional paid-in capital	4,832	18,779
Total	$—	$—

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

We focus primarily on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We may also consider other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of September 30, 2025, we wholly owned 92 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 10.2 million leased square feet, including 92 operating properties that were leased primarily to U.S. Government tenant agencies, six operating properties leased to tenant agencies of a U.S. state or local government and four operating properties that were entirely leased to private tenants. As of September 30, 2025, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned four properties under development that we expect will encompass approximately 0.3 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 96.3% of the aggregate limited partnership interests in the Operating Partnership (“common units”) as of September 30, 2025. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2025 and December 31, 2024, the consolidated results of operations for the three and nine months ended September 30, 2025 and 2024, and the consolidated cash flows for the nine months ended September 30, 2025 and 2024. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

3. Real Estate and Intangibles

Acquisitions

During the nine months ended September 30, 2025, we acquired three operating properties in asset acquisitions, DC - Capitol Plaza, DHS - Burlington and York Space Systems - Greenwood Village for an aggregate purchase price of $169.9 million. We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$39,966
Building	62,633
Acquired tenant improvements	17,494
Total real estate	120,093
Other assets
Other assets	1,700
Total other assets	1,700
Intangible assets
In-place leases	35,059
Acquired leasing commissions	13,064
Total intangible assets	48,123
Purchase price	$169,916

The intangible assets and liabilities of operating properties acquired during the nine months ended September 30, 2025 have a weighted average amortization period of 10.0 years as of September 30, 2025. During the nine months ended September 30, 2025, these acquisitions contributed $10.3 million of revenues and $3.7 million of net income in our Consolidated Statements of Operations related to the operating properties acquired.

During the nine months ended September 30, 2025, we acquired 100% of the membership interests in an entity that has the sole rights to a development project in Fort Myers, Florida for $1.8 million. On July 2, 2025, in connection with such development rights, we acquired land to develop an approximately 64,000 square foot laboratory for $5.8 million. The laboratory will be primarily leased to the Florida Department of Law Enforcement over a 25-year non-cancelable term.

In addition, we acquired a land parcel for development, JUD - Medford, during the nine months ended September 30, 2025 for $1.9 million.

During the three and nine months ended September 30, 2025, we incurred $0.3 million and $1.0 million, respectively, of acquisition-related expenses, mainly consisting of internal costs associated with property acquisitions.

Dispositions

On September 29, 2025, we sold ICE - Otay, a 52,881 rentable square foot office building located in San Diego, California, to a third party. Net proceeds from the sale of the operating property were approximately $3.5 million and we did not recognize a gain or loss on the sale. We assessed the recoverability of the carrying amount of ICE - Otay upon a change in circumstances and events to sell the property during the third quarter of 2025. The assessment resulted in the remeasurement of ICE - Otay, which was written down to its estimated fair value. Our estimate of the fair value was based on a pending offer to acquire the property. The remeasurement resulted in an impairment loss of $2.5 million, which is included in Impairment loss in our Consolidated Statements of Operations.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of September 30, 2025 (amounts in thousands):

Total
Real estate properties, net
Land	$314,635
Building and improvements	2,568,581
Acquired tenant improvements	112,116
Construction in progress	243,676
Accumulated depreciation	(529,491)
Total Real estate properties, net	2,709,517
Intangible assets, net
In-place leases	335,988
Acquired leasing commissions	94,873
Above market leases	14,620
Payment in lieu of taxes	6,394
Accumulated amortization	(261,223)
Total Intangible assets, net	190,652
Intangible liabilities, net
Below market leases	(76,622)
Accumulated amortization	63,986
Total Intangible liabilities, net	(12,636)

The following table summarizes the scheduled amortization of our acquired above- and below-market lease intangibles for each of the five succeeding years as of September 30, 2025 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2025 (1)	$274	$(677)
2026	1,096	(2,693)
2027	1,096	(2,469)
2028	725	(1,924)
2029	193	(1,238)
(1)
Represents the three months ending December 31, 2025.

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in the JV (dollars in thousands):

		As of September 30,
Joint Venture	Ownership Interest	2025
MedBase Venture	53.0%	$306,526

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

A summary of our real estate loan receivable consisted of the following (dollars in thousands):

	September 30, 2025	December 31, 2024
Real estate loan receivable	$35,829	$35,517
Allowance for credit losses	(1,037)	(1,436)
Real estate loan receivable, net	$34,792	$34,081

During the three and nine months ended September 30, 2025, we recognized interest income from our real estate loan receivable of $0.8 million and $2.5 million, respectively. During both the three and nine months ended September 30, 2024, we recognized interest income from our real estate loan receivable of $0.4 million. Interest income from our real estate loan receivable is included within Other income on our Consolidated Statements of Operations. As of September 30, 2025, we recognized an allowance for credit loss liability of less than $0.1 million for the undrawn capacity on the construction loan. Allowance for credit loss liability is included within Accounts payable, accrued expenses and other liabilities on our Consolidated Balance Sheets.

The fair value of this real estate loan receivable was approximately $36.1 million as of September 30, 2025.

6. Debt

At September 30, 2025, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2025	Rate (1)(2)	Maturity
Revolving credit facility:
2024 revolving credit facility (3)	$170,900	SOFR + 155 bps	June 2028 (4)
Total revolving credit facility	170,900

Term loan facilities:
2016 term loan facility	100,000	5.36% (5)	January 2028 (6)
2018 term loan facility	200,000	5.19% (7)	August 2028 (8)
Total term loan facilities	300,000
Less: Total unamortized deferred financing fees	(3,029)
Total term loan facilities, net	296,971

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
2024 series B senior notes	50,000	6.56%	August 2033
2025 series A senior notes	25,000	6.13%	March 2030
2025 series B senior notes	100,000	6.33% (9)	March 2032
Total notes payable	1,025,000
Less: Total unamortized deferred financing fees	(6,360)
Total notes payable, net	1,018,640

Mortgage notes payable:
USFS II – Albuquerque	8,044	4.46%	July 2026
ICE – Charleston	9,319	4.21%	January 2027
VA – Loma Linda	127,500	3.59%	July 2027
CBP – Savannah	8,015	3.40%	July 2033
Total mortgage notes payable	152,878
Less: Total unamortized deferred financing fees	(412)
Less: Total unamortized premium/discount	(150)
Total mortgage notes payable, net	152,316

Total debt	$1,638,827
(1)
Effective interest rates are as follows: 2016 term loan facility 5.64%, 2018 term loan facility 5.64%, 2017 series A senior notes 4.15%, 2017 series B senior notes 4.23%, 2017 series C senior notes 4.37%, 2019 series A senior notes 3.82%, 2019 series B senior notes 3.91%, 2019 series C senior notes 4.04%, 2021 series A senior notes 2.74%, 2021 series B senior notes 2.99%, 2024 series A senior notes 6.74%, 2024 series B senior notes 6.73%, 2025 series A senior notes 6.36%, 2025 series B senior notes 6.51%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.
(2)
At September 30, 2025, the USD SOFR with a five day lookback (“SOFR”) was 4.12%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $400.0 million senior unsecured revolving credit facility (the “2024 revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (as amended, our “2016 term loan facility”) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.

(3)
Our $400.0 million senior unsecured 2024 revolving credit facility had available capacity of $229.0 million at September 30, 2025, in addition to an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
(4)
Our 2024 revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(5)
Our 2016 term loan facility is subject to three interest rate swaps with effective dates of December 23, 2024 and a notional value of $100.0 million, which effectively fixes the interest rate at 5.36% annually, based on our consolidated leverage ratio as defined in our 2016 term loan facility agreement.
(6)
Our 2016 term loan facility has two one-year as-of-right extension options subject to certain conditions and the payment of an extension fee.
(7)
Our 2018 term loan facility is subject to three interest rate swaps, of which one has an effective date of March 24, 2025 and two of the swaps have an effective date of June 30, 2025. The three swaps have an aggregate notional value of $200.0 million, which effectively fixes the interest rate at 5.19% annually, based on our consolidated leverage ratio as defined in our 2018 term loan facility agreement.
(8)
Our 2018 term loan facility has two one-year as-of-right extension options subject to certain conditions and the payment of an extension fee.
(9)
We entered into two $50.0 million treasury lock agreements to fix the Treasury rate of our 2025 series B senior notes. For a more complete description of the treasury lock agreements, see Note 7 Derivatives and Hedging Activities.

As of September 30, 2025, the net carrying value of real estate collateralizing our mortgages payable totaled $211.7 million. See Note 8 for the fair value of our debt instruments.

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

2018 Term Loan Facility

On August 21, 2025, we entered into a fifth amendment to our second amended and restated credit agreement, dated as of July 23, 2021, to extend the maturity date of our 2018 term loan facility from July 23, 2026 to August 21, 2028 and upsize lender commitment from $174.5 million to $200.0 million. Further, the Company may exercise, at its discretion, two one-year extension options, subject to certain conditions. Lastly, the Company secured a new accordion feature of $100.0 million, which provides additional capacity subject to syndication of the increase and the satisfaction of customary terms and conditions. In connection with the extension, we recognized an aggregate $0.1 million loss on debt extinguishment during the nine months ended September 30, 2025, which is included in Interest expense, net on our Consolidated Statements of Operations.

Effective September 2, 2025, we amended the credit agreement governing our 2024 revolving credit facility to conform certain definitions related to leverage covenants to the provisions of the 2018 term loan facility.

Effective September 30, 2025, we amended the credit agreement governing our 2016 term loan facility to conform certain definitions related to leverage covenants to the provisions of the 2018 term loan facility.

Financial Covenant Considerations

As of September 30, 2025, we were in compliance with all financial and other covenants related to our debt.

7. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of September 30, 2025. We entered into these interest rate swap derivatives to reduce our exposure to the variability in future cash flows attributable to changes in our floating rate debt (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$40,000	3.85%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$(446)
$30,000	3.86%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$(340)
$30,000	3.86%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$(342)
$100,000	3.72%	USD-SOFR with -5 Day Lookback	March 24, 2025	April 1, 2028	$(971)
$50,000	3.66%	USD-SOFR with -5 Day Lookback	June 30, 2025	July 1, 2028	$(472)
$50,000	3.67%	USD-SOFR with -5 Day Lookback	June 30, 2025	July 1, 2028	$(475)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheets (amounts in thousands):

Balance Sheet Line Item	As of September 30, 2025
Interest rate swaps - Asset	$—
Interest rate swaps - Liability	(3,046)

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

We estimate that $0.7 million will be reclassified from AOCI as a net increase to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Unrealized gain (loss) recognized in AOCI	$317	$(917)	$(4,429)	$1,614
Gain reclassified from AOCI into interest expense	365	1,035	1,107	3,095

Credit-Risk-Related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on such indebtedness. As of September 30, 2025, the net fair value of derivatives in a liability position, which includes accrued interest, related to agreements with our derivative counterparties was $3.0 million. As of September 30, 2025, the Company had not breached any provisions of these agreements and had not posted any collateral related to these agreements. If the Company were to breach any such provisions of these agreements, it would be required to settle its obligations under the agreements at their termination value of $3.0 million.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of September 30, 2025 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding our real estate loan receivable) and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The fair value of our real estate loan receivable, as disclosed in Note 5, is based on the discounted estimated future cash flows of the loan (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments. The table below presents our assets measured at fair value on a recurring basis as of September 30, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of September 30, 2025
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$—	$—
Interest rate swaps - Liability	$—	$(3,046)	$—

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

Financial assets and liabilities not measured at fair value

The following table summarizes the aggregate principal outstanding under the Company's indebtedness and the corresponding estimate of fair value as of September 30, 2025:

	As of September 30, 2025
Financial liabilities	Carrying Amount (1)	Fair Value (2)

2024 revolving credit facility	$170,900	$170,900
2016 term loan facility	$100,000	$100,000
2018 term loan facility	$200,000	$200,000
Notes payable	$1,025,000	$993,940
Mortgages payable	$152,878	$148,394
(1)
The carrying amount consists of principal only.
(2)
We consider the fair value measurement of the financial liability instrument a Level 3 measurement.

9. Equity Incentive Plan

The following is a summary of our stock-based compensation expense, net for the three and nine months ended September 30, 2025 and 2024, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense, net	$1,633	$(180)	$4,449	$2,209

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

On August 26, 2025, the Company granted an aggregate of 844,000 performance-based LTIP units to certain members of its senior management team, including its named executive officers (as identified in the Company's proxy statement for its 2025 Annual Meeting of Stockholders) and to the non-employee directors serving on the Board of Directors. The grants will vest in full on the fifth anniversary of the grant date, subject to the recipient's continued employment or service, as applicable, with the Company through such date and further subject to achieving the following performance conditions based on the appreciation of the Company's common stock price during the period beginning on the grant date and ending on the eighth anniversary of the grant date.

Pursuant to the 2024 Plan, the significant assumptions used to value the performance-based LTIP units using a Monte Carlo Simulation (risk-neutral approach) include expected volatility (25.0%), dividend yield (6.3%), risk-free interest rate (4.1%) and expected life (8 years).

10. Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended September 30, 2025 and 2024 and has been retrospectively adjusted to reflect the Reverse Stock Split and Reverse Unit Split, see Note 1 Organization and Basis of Presentation (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended September 30, 2025
Balance at June 30, 2025	45,354,115	$453	$1,934,279	$139,052	$(734,864)	$(4,591)	$52,203	$1,386,532
Stock based compensation, net	—	—	241	—	—	—	1,392	1,633
Dividends and distributions paid ($0.45 per share)	—	—	—	—	(20,409)	—	(921)	(21,330)
Grant of unvested restricted stock	4,264	—	—	—	—	—	—	—
Issuance of common stock, net	750,000	8	16,781	—	—	—	—	16,789
Unrealized (loss) income on treasury locks and interest rate swaps, net	—	—	—	—	—	(50)	2	(48)
Net income	—	—	—	1,213	—	—	34	1,247
Allocation of non-controlling interest in Operating Partnership	—	—	1,388	—	—	—	(1,388)	—
Balance at September 30, 2025	46,108,379	$461	$1,952,689	$140,265	$(755,273)	$(4,641)	$51,322	$1,384,823
Three months ended September 30, 2024
Balance at June 30, 2024 (1)	41,213,841	$412	$1,811,296	$121,538	$(630,738)	$2,344	$67,622	$1,372,474
Stock based compensation	—	—	125	—	—	—	(306)	(181)
Dividends and distributions paid ($0.66 per share)	—	—	—	—	(27,304)	—	(1,551)	(28,855)
Issuance of common stock, net	1,052,691	11	35,022	—	—	—	—	35,033
Unrealized loss on interest rate swaps	—	—	—	—	—	(1,855)	(97)	(1,952)
Net income	—	—	—	4,863	—	—	252	5,115
Allocation of non-controlling interest in Operating Partnership	—	—	(539)	—	—	—	539	—
Balance at September 30, 2024	42,266,532	$423	$1,845,904	$126,401	$(658,042)	$489	$66,459	$1,381,634

(1) As of June 30, 2024, the Company reclassified $0.6 million from Common Stock to Additional Paid-in-Capital due to the reduction in shares outstanding in connection with the Reverse Stock Split effective April 28, 2025.

The following table summarizes the changes in our stockholders’ equity for the nine months ended September 30, 2025 and 2024 and has been retrospectively adjusted to reflect the Reverse Stock Split and Reverse Unit Split, see Note 1 Organization and Basis of Presentation (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Nine months ended September 30, 2025
Balance at December 31, 2024 (1)	43,188,224	$432	$1,874,193	$131,854	$(686,044)	$683	$65,999	$1,387,117
Stock based compensation, net	—	—	623	—	—	—	3,826	4,449
Dividends and distributions paid ($1.56 per share)	—	—	—	—	(69,229)	—	(3,653)	(72,882)
Grant of unvested restricted stock	47,994		—	—	—	—	—	—
Redemption of common units for shares of common stock	405,237	4	4,832	—	—	—	(4,836)	—
Issuance of common stock, net	2,466,987	25	62,866	—	—	—	—	62,891
Fractional shares settled (2)	(63)	—	—	—	—	—	—	—
Unrealized loss on treasury locks and interest rate swaps, net	—	—	—	—	—	(5,324)	(212)	(5,536)
Net income	—	—	—	8,411	—	—	373	8,784
Allocation of non-controlling interest in Operating Partnership	—	—	10,175	—	—	—	(10,175)	—
Balance at September 30, 2025	46,108,379	$461	$1,952,689	$140,265	$(755,273)	$(4,641)	$51,322	$1,384,823
Nine months ended September 30, 2024
Balance at December 31, 2023 (1)	40,389,299	$404	$1,783,944	$112,301	$(576,319)	$1,871	$87,315	$1,409,516
Stock based compensation	—	—	325	—	—	—	1,883	2,208
Dividends and distributions paid ($1.99 per share)	—	—	—	—	(81,723)	—	(4,660)	(86,383)
Grant of unvested restricted stock	14,249	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	574,434	6	18,787	—	—	—	(18,793)	—
Issuance of common stock, net	1,288,550	13	42,912	—	—	—	—	42,925
Unrealized gain (loss) on interest rate swaps	—	—	—	—	—	(1,382)	(99)	(1,481)
Net income	—	—	—	14,100	—	—	749	14,849
Allocation of non-controlling interest in Operating Partnership	—	—	(64)	—	—	—	64	—
Balance at September 30, 2024	42,266,532	$423	$1,845,904	$126,401	$(658,042)	$489	$66,459	$1,381,634

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

A summary of dividends declared by our Board of Directors per share of common stock and per common unit (as adjusted to reflect the Reverse Stock Split and Reverse Unit Split) at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2025	April 9, 2025	May 5, 2025	May 17, 2025	$0.45
Q2 2025	July 30, 2025	August 13, 2025	August 25, 2025	$0.45
Q3 2025	October 23, 2025	November 7, 2025	November 20, 2025	$0.45

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

During the nine months ended September 30, 2025, we issued an aggregate of 331,116 shares of common stock in exchange for an equal number of OP units held by limited partners. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). We relied on this exemption based upon factual representations received from the limited partners who received the shares of common stock.

ATM Programs

We entered into separate equity distribution agreements on each of December 20, 2019 (the “2019 ATM Program”) and June 22, 2021 (the “2021 ATM Program”) with various financial institutions. Pursuant to the 2021 ATM Program, we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the 2021 ATM Program, we may enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of the various financial institutions party to the 2021 ATM Program for the sale of shares of our common stock on a forward basis.

The 2019 ATM Program, which also provided for the issuance and sale of shares of our common stock having an aggregate offering price of up to $300.0 million in “at the market” offerings and forward sale transactions, was terminated on April 30, 2025 and there were no issuances under the 2019 ATM Program during the three and nine months ended September 30, 2025.

The following table sets forth certain information with respect to issuances under the 2021 ATM Program during the nine months ended September 30, 2025 (amounts in thousands except share amounts):

	2021 ATM Program
For the quarter ended	Number of Shares Issued (1)	Net Proceeds
March 31, 2025	1,514,266	$40,858
June 30, 2025	202,721	5,315
September 30, 2025	750,000	16,812
Total	2,466,987	$62,985

(1) Share amounts have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split. Shares issued by us, which were all issued in settlement of forward sale transactions. As of September 30, 2025, we had settled all of our outstanding forward sale transactions under the 2021 ATM Program. We accounted for the forward sale transactions as equity.

As of September 30, 2025, we had approximately $236.2 million of gross sales of our common stock available under the 2021 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the nine months ended September 30, 2025.

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

The following table sets forth the computation of our basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2025 and 2024 and has been retroactively adjusted to reflect the Reverse Stock Split, see Note 1 Organization and Basis of Presentation (amounts in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Numerator
Net income	$1,247	$5,115	$8,784	$14,849
Less: Non-controlling interest in Operating Partnership	(34)	(252)	(373)	(749)
Net income available to Easterly Government Properties, Inc.	1,213	4,863	8,411	14,100
Less: Dividends on participating securities	(148)	(148)	(495)	(431)
Net income available to common stockholders	$1,065	$4,715	$7,916	$13,669
Denominator for basic EPS	45,337,184	41,406,098	44,532,044	41,068,552
Dilutive effect of share-based compensation awards	11,080	6,493	4,175	7,676
Dilutive effect of LTIP units (1)	137,111	149,241	114,528	116,170
Denominator for diluted EPS	45,485,375	41,561,832	44,650,747	41,192,398
Basic EPS	$0.02	$0.11	$0.18	$0.33
Diluted EPS	$0.02	$0.11	$0.18	$0.33

(1)
During both the three and nine months ended September 30, 2025, there were 1,025,177 unvested performance-based LTIP units that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period. During both the three and nine months ended September 30, 2024, there were 130,770 unvested performance-based LTIP units, respectively, that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.

12. Leases

Lessor

We lease commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 20.3 years as of September 30, 2025), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

On September 18, 2025, the Company received a lump sum reimbursement for FDA Atlanta relating to the landlord improvements in excess of the U.S. Government's tenant improvement allowance of $102.7 million. Total lump sum reimbursements received for the project as of September 30, 2025 are $138.1 million. The Company recorded the payments as Deferred revenue on the Consolidated Balance Sheet and will begin amortizing over the life of the lease through Rental income at lease commencement.

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Fixed	$75,830	$67,474	$221,896	$199,959
Variable	6,380	5,062	16,227	15,506
Rental income	82,210	72,536	238,123	215,465

Lessee

We lease corporate office space under operating lease arrangements in Washington, D.C. and San Diego, CA. The leases include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. We have elected not to separate lease and non-lease components for our corporate office leases.

As of September 30, 2025, the unamortized balances associated with our right-of-use operating lease asset and operating lease liability were both $1.8 million. We used our incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for our commenced operating leases for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Cash flows from operating lease costs	$203	$193	$600	$574

In addition, the maturity of fixed lease payments under our commenced corporate office leases as of September 30, 2025 is summarized in the table below (amounts in thousands):

Corporate office leases	Payments due by period
2025 (1)	201
2026	661
2027	368
2028	385
2029	333
Thereafter	—
Total future minimum lease payments	$1,948
Imputed interest	(160)
Total	$1,788
(1)
Represents the three months ending December 31, 2025.

13. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Tenant	2025	2024	2025	2024

Department of Veteran Affairs (“VA”)	$830	$112	$2,021	$1,842
Federal Bureau of Investigation (“FBI”)	560	38	1,353	122
U.S. Coast Guard (“USCG”)	172	—	462	—
U.S. Joint Staff Command (“JSC”)	5	104	410	487
General Services Administration - Other	5	—	155	6
Drug Enforcement Agency (“DEA”)	97	—	130	—
Immigration and Customs Enforcement (“ICE”)	115	10	115	10
Internal Revenue Service (“IRS”)	49	89	113	89
Homeland Security Investigations (“HSI”)	11	—	105	—
Department of Transportation (“DOT”)	24	—	81	17
The Judiciary of the U.S. Government (“JUD”)	28	—	66	89
Food and Drug Administration (“FDA”)	—	—	62	124
U.S. Citizenship and Immigration Services (“USCIS”)	—	244	43	286
State of California (“CA”)	—	—	41	—
Department of Treasury (“TREAS”)	4	—	29	—
Environmental Protection Agency (“EPA”)	15	18	15	34
Department of Homeland Security (“DHS”)	9	4	9	4
National Weather Service (“NWS”)	5	25	5	25
Customs and Border Protection (“CBP”)	(20)	97	(20)	1,742
	$1,909	$741	$5,195	$4,877

As of September 30, 2025 and December 31, 2024, the balance in Accounts receivable related to tenant construction projects and the associated project management income was $2.4 million and $8.1 million, respectively.

The duration of the majority of tenant construction project reimbursement arrangements is less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects on-going as of September 30, 2025 with a duration of greater than one year.

During the three and nine months ended September 30, 2025, we recognized $0.4 million and $0.8 million, respectively, in parking garage income. During the three and nine months ended September 30, 2024, we recognized $0.1 million and $0.4 million, respectively, in parking garage income. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied. As of September 30, 2025 and December 31, 2024, the balance in Accounts receivable related to parking garage income was $0.1 million and less than $0.1 million, respectively.

There were no contract assets or liabilities as of September 30, 2025 or December 31, 2024.

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

As stated in Note 1 above, we lease commercial space to the U.S. Government or non-governmental tenants. At September 30, 2025, the U.S. Government accounted for approximately 88.0% of our total annualized lease income, state and local government tenants accounted for approximately 7.2% of our annualized lease income and non-governmental tenants accounted for the remaining approximately 4.8%.

Seventeen of our 102 wholly-owned and unconsolidated operating properties are located in California, accounting for approximately 13.5% of our total leased square feet and approximately 17.3% of our total annualized lease income as of September 30, 2025. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

15. Segment Information

During the three and nine months ended September 30, 2025 and 2024, our operations are reported within one reportable and operating segment in the consolidated financial statements and all of our properties are included within this single reportable and operating segment (the “segment”).

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

16. Related Parties

We have reimbursement arrangements with entities controlled by our Chief Executive Officer and Vice Chairman, which provide for reimbursement of costs paid on our behalf, or those we pay on their behalf. During the three and nine months ended September 30, 2025, we were responsible for reimbursing costs of $0.2 million and $0.7 million, respectively, and received reimbursement for costs of less than $0.1 million for both periods. During the three and nine months ended September 30, 2024, we were responsible for reimbursing costs of $0.5 million and $0.7 million, respectively, and received reimbursement for costs of less than $0.1 million and $0.1 million, respectively.

We provide asset management services to properties owned by the JV. For the three and nine months ended September 30, 2025, we recognized Asset management income of $0.6 million and $1.9 million, respectively, and reimbursement for certain costs that we paid on their behalf of $0.1 million and $0.7 million, respectively. For the three and nine months ended September 30, 2024, we recognized Asset management income of $0.6 million and $1.7 million, respectively, and reimbursement for certain costs that we paid on their behalf of less than $0.1 million and $0.5 million, respectively.

As of September 30, 2025, receivables from related parties were $0.2 million which was included within prepaid expenses and other assets on our balance sheet. As of September 30, 2025, there were no Accounts payable, accrued expenses and other liabilities owed to related parties.

17. Subsequent Events

For our consolidated financial statements as of September 30, 2025, we evaluated subsequent events and noted no significant events.

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
•
risks associated with our dependence on the U.S. Government and its agencies for substantially all of our revenues, including credit risk and risk that the U.S. Government reduces its spending on real estate or that it changes its preference away from leased properties, including as a result of or in connection with any shutdown of the U.S. Government;
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

We focus primarily on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We continue to pursue opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of September 30, 2025, we wholly owned 92 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 10.2 million leased square feet (9.6 million pro rata), including 92 operating properties that were leased primarily to U.S. Government tenant agencies, six operating properties leased to tenant agencies of a U.S. state or local government and four operating properties that were entirely leased to private tenants. As of September 30, 2025, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned four properties under development that we expect will encompass approximately 0.3 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 96.3% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of September 30, 2025. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

U.S. Government Shutdown

Since October 1, 2025, the U.S. Congress has not passed any of its annual appropriations bills for federal fiscal year 2026, leading to the ongoing U.S. Government shutdown. Despite the shutdown, we have continued to receive scheduled rent payments with respect to our portfolio of government-leased properties, consistent with previous U.S. Government shutdowns. Rent payments under our leases with the GSA are paid for from the Federal Buildings Fund, which is not subject to direct federal appropriations, and our leases with other federal agencies have been executed under delegation from the GSA, and are therefore guaranteed by the Federal Buildings Fund.

The longest shutdown in the country’s history, ending in January 2019, did not materially affect the GSA's ability to make its rent payments to lessors in a timely manner, despite the lack of appropriations. Although we cannot predict when the U.S. Government shutdown will end nor its outcomes, we do not expect delays in the collection of our rental payments.

2025 Activity

Acquisitions

On April 3, 2025, we acquired a 289,873 square foot facility leased primarily to the District of Columbia Government with a lease through February 2038.

On May 7, 2025, we acquired a 74,549 leased square foot Department of Homeland Security (“DHS”) facility near Burlington, Vermont with a 10-year lease that does not expire until May 2031.

On August 28, 2025, we acquired a 138,125 leased square foot York Space Systems facility in Greenwood Village, Colorado with a 10-year lease through December 2031.

Development

On May 19, 2025, we acquired 100% of the membership interests in an entity that has the sole rights to a development project in Fort Myers, Florida for $1.8 million. On July 2, 2025, in connection with such development rights, we acquired land to develop an approximately 64,000 square foot laboratory for $5.8 million. The laboratory will be primarily leased to the Florida Department of Law Enforcement over a 25-year non-cancelable term.

On June 11, 2025, we acquired land to develop a 40,035 square foot Federal District and Federal Magistrate Courthouse in Medford, Oregon for $1.9 million. The courthouse will be primarily leased to the GSA for beneficial use of the Judiciary of the U.S. Government (“JUD”) over a 20-year non-cancelable term.

Dispositions

On September 29, 2025, we sold ICE - Otay, a 52,881 rentable square foot office building located in San Diego, California, to a third party. Net proceeds from the sale of the operating property were approximately $3.5 million and we did not recognize a gain or loss on the sale. We assessed the recoverability of the carrying amount of ICE - Otay upon a change in circumstances and events to sell the property during the third quarter of 2025. The assessment resulted in the remeasurement of ICE - Otay, which was written down to its estimated fair value. Our estimate of the fair value was based on a pending offer to acquire the property. The remeasurement resulted in an impairment loss of $2.5 million, which is included in Impairment loss in our Consolidated Statements of Operations.

Operating Properties

As of September 30, 2025, our operating properties were 97% leased with a weighted average annualized lease income per leased square foot of $36.74 ($36.45 pro rata) and a weighted average age of approximately 16.4 years based on the date the property was built or renovated-to-suit, where applicable. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at September 30, 2025, and it includes properties held by the JV:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,774,664	4.4%	$51.20
USCIS - Kansas City (3)	Lee's Summit, MO	O	2028 - 2042	417,945	10,502,950	2.8%	25.13
JSC - Suffolk	Suffolk, VA	SF	2028	403,737	8,556,069	2.3%	21.19
Various GSA - Chicago	Des Plaines, IL	O	2026	188,768	7,801,422	2.1%	41.33
IRS - Fresno	Fresno, CA	O	2033	180,481	6,966,712	1.9%	38.60
FBI - Salt Lake	Salt Lake City, UT	SF	2032	169,542	6,839,099	1.8%	40.34
Various GSA - Buffalo (4)	Buffalo, NY	O	2026-2039	239,924	6,315,045	1.7%	26.32
Various GSA - Portland (5)	Portland, OR	O	2025-2039	175,214	5,926,533	1.6%	33.82
VA - San Jose	San Jose, CA	OC	2038	90,085	5,815,446	1.6%	64.56
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,796,626	1.5%	34.18
FBI - Tampa	Tampa, FL	SF	2040	138,000	5,314,468	1.4%	38.51
FBI - San Antonio	San Antonio, TX	SF	2025	148,584	5,258,653	1.4%	35.39
FDA - Alameda	Alameda, CA	L	2039	69,624	5,020,369	1.3%	72.11
FBI / DEA - El Paso	El Paso, TX	SF	2028	203,683	4,920,871	1.3%	24.16
PTO - Arlington	Arlington, VA	SF	2035	190,546	4,773,569	1.3%	25.05
USCIS - Lincoln	Lincoln, NE	O	2026	137,671	4,663,260	1.2%	33.87
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,652,865	1.2%	22.12
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,419,018	1.2%	24.21
FDA - Lenexa	Lenexa, KS	L	2040	59,690	4,342,421	1.2%	72.75
FBI - Mobile	Mobile, AL	SF	2029	76,112	4,293,743	1.1%	56.41
ICE - Dallas (6)	Irvine, TX	SF	2032 / 2040	135,200	4,277,647	1.1%	31.64
VA - South Bend	Mishakawa, IN	OC	2032	86,363	4,159,720	1.1%	48.17
FBI - Pittsburgh	Pittsburgh, PA	SF	2027	100,054	4,153,110	1.1%	41.51
FBI - New Orleans	New Orleans, LA	SF	2029	137,679	4,005,179	1.1%	29.09
FBI - Omaha	Omaha, NE	SF	2044	112,196	3,981,453	1.1%	35.49
VA - Mobile	Mobile, AL	OC	2033	79,212	3,968,533	1.1%	50.10
FBI - Albany	Albany, NY	SF	2036	69,476	3,592,965	1.0%	51.72
FBI - Birmingham	Birmingham, AL	SF	2042	96,278	3,592,319	1.0%	37.31
EPA - Kansas City	Kansas City, KS	L	2043	55,833	3,574,925	1.0%	64.03
FBI - Knoxville	Knoxville, TN	SF	2025	99,130	3,516,228	0.9%	35.47
USFS II - Albuquerque	Albuquerque, NM	O	2031	98,720	3,447,901	0.9%	34.93
DOT - Lakewood	Lakewood, CO	O	2039	116,046	3,404,199	0.9%	29.33
ICE - Charleston	North Charleston, SC	SF	2027	65,124	3,392,940	0.9%	52.10
FBI - Richmond	Richmond, VA	SF	2041	96,607	3,360,867	0.9%	34.79

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
VA - Chico	Chico, CA	OC	2034	51,647	3,348,155	0.9%	64.83
DEA - Sterling	Sterling, VA	L	2038	57,692	3,282,887	0.9%	56.90
FBI - Little Rock	Little Rock, AR	SF	2041	102,377	3,262,032	0.9%	31.86
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,238,830	0.9%	48.47
JUD - Del Rio	Del Rio, TX	C	2041	89,880	3,197,759	0.9%	35.58
DEA - Vista	Vista, CA	L	2035	52,293	3,147,780	0.8%	60.20
VA - Indianapolis	Brownsburg, IN	OC	2041	80,000	2,973,092	0.8%	37.16
VA - Orange	Orange, CT	OC	2034	56,330	2,965,921	0.8%	52.65
ICE - Albuquerque	Albuquerque, NM	SF	2027	71,100	2,857,704	0.8%	40.19
SSA - Charleston	Charleston, WV	O	2029	110,000	2,838,184	0.8%	25.80
JUD - El Centro	El Centro, CA	C	2034	43,345	2,814,240	0.8%	64.93
DEA - Dallas Lab	Dallas, TX	L	2038	49,723	2,805,697	0.7%	56.43
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,788,150	0.7%	65.63
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,776,446	0.7%	54.46
DHS - Burlington	Williston, VT	SF	2031	74,549	2,738,632	0.7%	36.74
NARA - Broomfield	Broomfield, CO	W	2032	161,730	2,697,002	0.7%	16.68
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,632,456	0.7%	31.46
DHS - Atlanta (7)	Atlanta, GA	SF	2031 - 2038	91,185	2,590,303	0.7%	28.41
USAO - Louisville	Louisville, KY	SF	2031	60,000	2,549,994	0.7%	42.50
JUD - Charleston	Charleston, SC	C	2040	52,339	2,536,155	0.7%	48.46
JUD - Jackson	Jackson, TN	C	2043	75,043	2,418,461	0.6%	32.23
IRS - Ogden	Ogden, UT	W	2029	100,000	2,373,650	0.6%	23.74
Various GSA - Cleveland (8)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,338,869	0.6%	38.10
CBP - Savannah	Savannah, GA	L	2033	35,000	2,306,216	0.6%	65.89
DEA - Dallas	Dallas, TX	SF	2041	71,827	2,189,642	0.6%	30.48
NWS - Kansas City	Kansas City, MO	SF	2033	94,378	2,163,306	0.6%	22.92
DEA - Santa Ana	Santa Ana, CA	SF	2029	39,905	2,030,670	0.5%	50.89
GSA - Clarksburg	Clarksburg, WV	O	2039	70,495	1,934,924	0.5%	27.45
DEA - North Highlands	Sacramento, CA	SF	2033	37,975	1,893,254	0.5%	49.86
JUD - Aberdeen	Aberdeen, MS	C	2040	45,194	1,890,909	0.5%	41.84
DEA - Riverside	Riverside, CA	SF	2032	34,354	1,873,897	0.5%	54.55
NPS - Omaha	Omaha, NE	SF	2029	62,772	1,873,659	0.5%	29.85
ICE - Orlando	Orlando, FL	SF	2040	49,420	1,861,991	0.5%	37.68
VA - Golden	Golden, CO	W	2026	56,753	1,783,879	0.5%	31.43
JUD - Newport News	Newport News, VA	C	2033	35,005	1,684,773	0.4%	48.13
USCG - Martinsburg	Martinsburg, WV	SF	2027	59,547	1,634,284	0.4%	27.45
VA - Charleston	North Charleston, SC	W	2040	97,718	1,511,163	0.4%	15.46
USAO - Springfield	Springfield, IL	SF	2038	43,600	1,399,201	0.4%	32.09
JUD - Council Bluffs	Council Bluffs, IA	C	2041	28,900	1,368,503	0.4%	47.35
DEA - Birmingham	Birmingham, AL	SF	2038	35,616	1,260,657	0.3%	35.40
DEA - Albany	Albany, NY	SF	2042	31,976	1,185,675	0.3%	37.08
HSI - Orlando	Orlando, FL	SF	2036	27,840	1,082,677	0.3%	38.89
SSA - Dallas	Dallas, TX	SF	2035	27,200	1,073,940	0.3%	39.48
JUD - South Bend	South Bend, IN	C	2027	30,119	811,838	0.2%	26.95
ICE - Louisville	Louisville, KY	SF	2036	17,420	662,835	0.2%	38.05

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
DEA - San Diego	San Diego, CA	W	2032	16,100	563,532	0.2%	35.00
DEA - Bakersfield	Bakersfield, CA	SF	2038	9,800	496,834	0.1%	50.70
SSA - San Diego	San Diego, CA	SF	2032	10,059	452,860	0.1%	45.02
Subtotal				7,881,138	$283,545,307	75.6%	$35.98

Wholly Owned State and Local Government Property
DC - Capitol Plaza (9)	Washington, DC	O	2027 - 2038	284,688	18,345,138	4.9%	64.44
Wake County III - Cary (10)	Cary, NC	O	2027 / 2034	113,722	3,495,663	0.9%	30.74
CA - Anaheim	Anaheim, CA	O	2033 / 2034	95,273	3,364,379	0.9%	35.31
Wake County II - Cary	Cary, NC	O	2034	98,340	2,840,676	0.8%	28.89
Wake County I - Cary	Cary, NC	O	2034	75,401	2,222,073	0.6%	29.47
USFS I - Albuquerque	Albuquerque, NM	O	2035	29,032	108,000	0.0%	3.72
Subtotal				696,456	30,375,929	8.1%	$43.62

Wholly Owned Privately Leased Property
York Space Systems - Greenwood Village	Greenwood Village, CO	SF	2031	138,125	5,012,523	1.3%	36.29
Northrop Grumman - Dayton	Beavercreek, OH	SF	2029	99,246	2,629,161	0.7%	26.49
Northrop Grumman - Aurora	Aurora, CO	SF	2032	104,136	2,368,386	0.6%	22.74
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W	2028	70,078	410,390	0.1%	5.86
Subtotal				411,585	$10,420,460	2.7%	$25.32

Wholly Owned Properties Total / Weighted Average				8,989,179	$324,341,696	86.4%	$36.08

Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - Phoenix (11)	Phoenix, AZ	OC	2042	257,294	10,836,673	2.9%	42.12
VA - San Antonio (11)	San Antonio, TX	OC	2041	226,148	9,334,456	2.5%	41.28
VA - Jacksonville (11)	Jacksonville, FL	OC	2043	193,100	7,372,700	2.0%	38.18
VA - Chattanooga (11)	Chattanooga, TN	OC	2035	94,566	4,371,201	1.2%	46.22
VA - Lubbock (11) (12)	Lubbock, TX	OC	2040	120,916	4,259,993	1.1%	35.23
VA - Marietta (11)	Marietta, GA	OC	2041	76,882	3,892,927	1.0%	50.64
VA - Birmingham (11)	Irondale, AL	OC	2041	77,128	3,192,361	0.9%	41.39
VA - Corpus Christi (11)	Corpus Christi, TX	OC	2042	69,276	2,974,771	0.8%	42.94
VA - Columbus (11)	Columbus, GA	OC	2042	67,793	2,925,752	0.8%	43.16
VA - Lenexa (11)	Lenexa, KS	OC	2041	31,062	1,355,340	0.4%	43.63
Subtotal				1,214,165	$50,516,174	13.6%	$41.61

Total / Weighted Average				10,203,344	$374,857,870	100.0%	$36.74

Total / Weighted Average at Easterly's Share				9,632,685	$351,115,269		$36.45
(1)
OC=Outpatient Clinic; SF=Specialized Facility; O=Office; C=Courthouse; L=Laboratory; W=Warehouse.
(2)
The year of lease expiration does not include renewal options.
(3)
Private tenants occupy 101,627 leased square feet.

(4)
A state government tenant occupies 14,274 leased square feet.
(5)
Private tenants occupy 12,259 leased square feet.
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

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 20.3 years as of September 30, 2025), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place (including for wholly owned properties and properties held by the JV) as of September 30, 2025:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2025	3	248,912	2.4%	$8,814,154	2.4%	$35.41
2026	5	377,030	3.7%	13,984,837	3.7%	37.09
2027	10	538,438	5.3%	20,021,541	5.3%	37.18
2028	12	807,610	7.9%	18,138,687	4.8%	22.46
2029	10	757,363	7.4%	24,903,154	6.6%	32.88
2030	4	67,202	0.7%	1,741,048	0.5%	25.91
2031	8	442,851	4.3%	16,736,280	4.5%	37.79
2032	11	712,188	7.0%	22,330,286	6.0%	31.35
2033	10	566,197	5.5%	22,379,733	6.0%	39.53
2034	10	507,793	5.0%	21,206,069	5.7%	41.76
Thereafter	59	5,177,760	50.8%	204,602,081	54.5%	39.52
Total / Weighted Average	142	10,203,344	100.0%	$374,857,870	100.0%	$36.74

(1)
The year of lease expiration is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of September 30, 2025, five tenants occupying approximately 1.8% of our leased square feet and contributing approximately 1.6% of our annualized lease income are currently operating under lease provisions that allow them to exercise their right to terminate their lease before the stated term of their respective lease expires.

Information about our development properties as of September 30, 2025 is set forth in the table below:

Property Name	Location	Tenant	Property Type	Lease Term	Estimated Leased Square Feet
FDA - Atlanta	Atlanta, GA	Food and Drug Administration	L (1)	20-year	162,000
JUD - Flagstaff	Flagstaff, AZ	Judiciary of the U.S. Government	C (2)	20-year	50,777
JUD - Medford	Medford, OR	Judiciary of the U.S. Government	C (2)	20-year	40,035
FL - Fort Myers	Fort Myers, FL	Florida Department of Law Enforcement	L (1)	25-year	64,000
Total					316,812
(1)
L=Laboratory
(2)
C=Courthouse

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2025 and 2024

The financial information presented below summarizes our results of operations for the three months ended September 30, 2025 and 2024 (amounts in thousands).

	For the three months ended September 30,
	2025	2024	Change
Revenues
Rental income	$82,210	$72,536	$9,674
Tenant reimbursements	1,700	663	1,037
Asset management income	623	579	44
Other income	1,618	1,003	615
Total revenues	86,151	74,781	11,370
Expenses
Property operating	20,715	16,710	4,005
Real estate taxes	8,814	8,000	814
Depreciation and amortization	28,946	23,795	5,151
Acquisition costs	293	600	(307)
Corporate general and administrative	5,808	4,667	1,141
Provision for (recovery of) credit losses	302	1,260	(958)
Total expenses	64,878	55,032	9,846
Other income (expense)
Income from unconsolidated real estate venture	1,556	1,575	(19)
Interest expense, net	(19,037)	(16,209)	(2,828)
Impairment loss	(2,545)	—	(2,545)
Net income	$1,247	$5,115	$(3,868)

Revenues

Total revenues increased $11.4 million to $86.2 million for the three months ended September 30, 2025 compared to $74.8 million for the three months ended September 30, 2024.

The $9.7 million increase in Rental income is primarily attributable to the eight operating properties acquired since September 30, 2024 and a full period of operations from the one operating property acquired during the quarter ended September 30, 2024.

The $1.0 million increase in tenant reimbursements is primarily attributable to an increase in tenant project reimbursement.

The less than $0.1 million increase in Asset management income is primarily attributable to the fee earned by us for asset management of the JV from a full period of operations from the one property acquired during the quarter ended September 30, 2024.

The $0.6 million increase in Other income is primarily attributable to an increase in interest income.

Expenses

Total expenses increased $9.8 million to $64.9 million for the three months ended September 30, 2025 compared to $55.0 million for the three months ended September 30, 2024.

The $4.0 million increase in Property operating expenses is primarily attributable to the eight operating properties acquired since September 30, 2024 and a full period of operations from the one operating property acquired during the quarter ended September 30, 2024.

The $0.8 million increase in Real estate taxes is primarily attributable to the eight operating properties acquired since September 30, 2024 and a full period of operations from the one operating property acquired during the quarter ended September 30, 2024.

The $5.2 million increase in Depreciation and amortization is primarily attributable to the eight operating properties acquired since September 30, 2024 and a full period of operations from the one operating property acquired during the quarter ended September 30, 2024.

The $1.1 million increase in Corporate general and administrative is primarily due to an increase in non-cash compensation.

The $1.0 million decrease in Provision for (recovery of) credit losses is primarily due to a downward adjustment to our credit loss allowance for a $15.0 million paydown of Real estate loan receivable and change in market conditions.

Income from unconsolidated real estate venture

The less than $0.1 million decrease in Income from unconsolidated real estate venture is primarily attributable to higher operating expenses partially offset by a full period of operations from the one operating property acquired by the JV during the quarter ended September 30, 2024.

Interest expense, net

The $2.8 million increase in Interest expense, net is primarily attributable to the fixed rate senior unsecured notes issued since September 30, 2024.

Impairment loss

During the quarter ended September 30, 2025, we recognized an impairment loss totaling approximately $2.5 million for our ICE - Otay property in order to reduce its carrying value to its estimated fair value. ICE - Otay is a 52,881 rentable square foot office building located in San Diego, California.

Comparison of Results of Operations for the nine months ended September 30, 2025 and 2024

The financial information presented below summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (amounts in thousands).

	For the nine months ended September 30,
	2025	2024	Change
Revenues
Rental income	$238,123	$215,465	$22,658
Tenant reimbursements	4,621	4,494	127
Asset management income	1,867	1,680	187
Other income	4,449	2,163	2,286
Total revenues	249,060	223,802	25,258
Expenses
Property operating	57,724	51,420	6,304
Real estate taxes	25,257	24,072	1,185
Depreciation and amortization	84,277	71,681	12,596
Acquisition costs	962	1,427	(465)
Corporate general and administrative	18,830	18,032	798
Provision for (recovery of) credit losses	(475)	1,478	(1,953)
Total expenses	186,575	168,110	18,465
Other income (expense)
Income from unconsolidated real estate venture	5,218	4,367	851
Interest expense, net	(56,374)	(45,210)	(11,164)
Impairment loss	(2,545)	—	(2,545)
Net income	$8,784	$14,849	$(6,065)

Revenues

Total revenues increased $25.3 million to $249.1 million for the nine months ended September 30, 2025 compared to $223.8 million for the nine months ended September 30, 2024.

The $22.7 million increase in Rental income is primarily attributable to the eight operating properties acquired since September 30, 2024 and a full period of operations from the four operating properties acquired during the nine months ended September 30, 2024.

The $0.1 million increase in Tenant reimbursements is primarily attributable to an increase in tenant project reimbursement.

The $0.2 million increase in Asset management income is primarily attributable to the fee earned by us for asset management of the JV from a full period of operations from the one property acquired during the nine months ended September 30, 2024.

The $2.3 million increase in Other income is primarily attributable to an increase in interest income.

Expenses

Total expenses increased $18.5 million to $186.6 million for the nine months ended September 30, 2025 compared to $168.1 million for the nine months ended September 30, 2024.

The $6.3 million increase in Property operating expenses is primarily attributable to the eight operating properties acquired since September 30, 2024 and a full period of operations from the four operating properties acquired during the nine months ended September 30, 2024.

The $1.2 million increase in Real estate taxes is primarily attributable to the eight operating properties acquired since September 30, 2024 and a full period of operations from the four operating properties acquired during the nine months ended September 30, 2024.

The $12.6 million increase in Depreciation and amortization is primarily attributable to the eight operating properties acquired since September 30, 2024 and a full period of operations from the four operating properties acquired during the nine months ended September 30, 2024.

The $0.8 million increase in Corporate general and administrative is primarily due to an increase in non-cash compensation.

The $2.0 million decrease in Provision for (recovery of) credit losses is primarily due to a downward adjustment to our credit loss allowance for a $15.0 million paydown of Real estate loan receivable and change in market conditions.

Income from unconsolidated real estate venture

The $0.9 million increase in Income from unconsolidated real estate venture is primarily attributable to a full period of operations from the one operating property acquired by the JV during the nine months ended September 30, 2024.

Interest expense, net

The $11.2 million increase in Interest expense, net is primarily attributable to the fixed rate senior unsecured notes issued since September 30, 2024.

Impairment loss

During the nine months ended September 30, 2025, we recognized an impairment loss totaling approximately $2.5 million for our ICE - Otay property in order to reduce its carrying value to its estimated fair value. ICE - Otay is a 52,881 rentable square foot office building located in San Diego, California.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, development activities at FDA – Atlanta, JUD – Flagstaff, JUD – Medford and FL - Ft. Myers, planned and possible acquisitions of properties, stockholder distributions to maintain our qualification as a REIT, potential repurchases of common stock under our share repurchase program and other capital obligations associated with conducting our business. At September 30, 2025, we had approximately $4.4 million available in cash and cash equivalents, $9.9 million of restricted cash and there was approximately $229.0 million available under our 2024 revolving credit facility.

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

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•
development and redevelopment activities, including major redevelopment, renovation or expansion programs at FDA - Atlanta, JUD - Flagstaff, JUD - Medford and FL - Ft. Myers and other individual properties;
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

Equity

ATM Programs

We entered into separate equity distribution agreements on each of December 20, 2019 (the “2019 ATM Program”) and June 22, 2021 (the “2021 ATM Program”) with various financial institutions. Pursuant to the 2021 ATM Program, we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the 2021 ATM Program, we may enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of the various financial institutions party to the 2021 ATM Program for the sale of shares of our common stock on a forward basis.

The 2019 ATM Program, which also provided for the issuance and sale of shares of our common stock having an aggregate offering price of up to $300.0 million in “at the market” offerings and forward sale transactions, was terminated on April 30, 2025 and there were no issuances under the 2019 ATM Program during the three and nine months ended September 30, 2025.

The following table sets forth certain information with respect to issuances under the 2021 ATM Program during the nine months ended September 30, 2025 (amounts in thousands, except share amounts):

	2021 ATM Program
For the quarter ended	Number of Shares Issued (1)	Net Proceeds
March 31, 2025	1,514,266	$40,858
June 30, 2025	202,721	5,315
September 30, 2025	750,000	16,812
Total	2,466,987	$62,985

(1) Share amounts have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split. Shares issued by us, which were all issued in settlement of forward sale transactions. As of September 30, 2025, we had settled all of our outstanding forward sale transactions under the 2021 ATM Program. We accounted for the forward sale transactions as equity.

As of September 30, 2025, we had approximately $236.2 million of gross sales of our common stock available under the 2021 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the nine months ended September 30, 2025.

Debt

Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of September 30, 2025 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2025	Rate (1)(2)	Maturity
Revolving credit facility:
2024 revolving credit facility (3)	$170,900	SOFR + 155 bps	June 2028 (4)
Total revolving credit facility	170,900

Term loan facilities:
2016 term loan facility	100,000	5.36% (5)	January 2028 (6)
2018 term loan facility	200,000	5.19% (7)	August 2028 (8)
Total term loan facilities	300,000
Less: Total unamortized deferred financing fees	(3,029)
Total term loan facilities, net	296,971

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
2024 series B senior notes	50,000	6.56%	August 2033
2025 series A senior notes	25,000	6.13%	March 2030
2025 series B senior notes	100,000	6.33% (9)	March 2032
Total notes payable	1,025,000
Less: Total unamortized deferred financing fees	(6,360)
Total notes payable, net	1,018,640

Mortgage notes payable:
USFS II – Albuquerque	8,044	4.46%	July 2026
ICE – Charleston	9,319	4.21%	January 2027
VA – Loma Linda	127,500	3.59%	July 2027
CBP – Savannah	8,015	3.40%	July 2033
Total mortgage notes payable	152,878
Less: Total unamortized deferred financing fees	(412)
Less: Total unamortized premium/discount	(150)
Total mortgage notes payable, net	152,316

Total debt	$1,638,827
(1)
Effective interest rates are as follows: 2016 term loan facility 5.64%, 2018 term loan facility 5.64%, 2017 series A senior notes 4.15%, 2017 series B senior notes 4.23%, 2017 series C senior notes 4.37%, 2019 series A senior notes 3.82%, 2019 series B senior notes 3.91%, 2019 series C senior notes 4.04%, 2021 series A senior notes 2.74%, 2021 series B senior notes 2.99%, 2024 series A senior notes 6.74%, 2024 series B senior notes 6.73%, 2025 series A senior notes 6.36%, 2025 series B senior notes 6.51%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.
(2)
At September 30, 2025, the USD SOFR with a five day lookback (“SOFR”) was 4.12%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $400.0 million senior unsecured revolving credit facility (the “2024 revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (as amended, our “2016 term loan facility”) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.
(3)
Our $400.0 million senior unsecured revolving credit facility had available capacity of $229.0 million at September 30, 2025, in addition to an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
(4)
Our 2024 revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(5)
Our 2016 term loan facility is subject to three interest rate swap with an effective date of December 23, 2024 and a notional value of $100.0 million, which effectively fixes the interest rate at 5.36% annually, based on our consolidated leverage ratio as defined in our 2016 term loan facility agreement.
(6)
Our 2016 term loan facility has two one-year as-of-right extension options subject to certain conditions and the payment of an extension fee.
(7)
Our 2018 term loan facility is subject to three interest rate swaps, of which one has an effective date of March 24, 2025 and two of the swaps have an effective date of June 30, 2025. The three swaps have an aggregate notional value of $200.0 million, which effectively fixes the interest rate at 5.19% annually, based on our consolidated leverage ratio as defined in our 2018 term loan facility agreement.
(8)
Our 2018 term loan facility has two one-year as-of-right extension options subject to certain conditions and the payment of an extension fee.
(9)
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

2018 Term Loan Facility

On August 21, 2025, we entered into a fifth amendment to our second amended and restated credit agreement, dated as of July 23, 2021, to extend the maturity date of our 2018 term loan facility from July 23, 2026 to August 21, 2028 and upsize lender commitment from $174.5 million to $200.0 million. Further, the Company may exercise, at its discretion, two one-year extension options, subject to certain conditions. Lastly, the Company secured a new accordion feature of $100.0 million, which provides additional capacity subject to syndication of the increase and the satisfaction of customary terms and conditions. In connection with the extension, we recognized an aggregate $0.1 million loss on debt extinguishment during the nine months ended September 30, 2025, which is included in Interest expense, net on our Consolidated Statements of Operations.

Effective September 2, 2025, we amended the credit agreement governing our 2024 revolving credit facility to conform certain definitions related to leverage covenants to the provisions of the 2018 term loan facility.

Effective September 30, 2025, we amended the credit agreement governing our 2016 term loan facility to conform certain definitions related to leverage covenants to the provisions of the 2018 term loan facility.

Our 2024 revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2025, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of September 30, 2025 (dollar amounts in thousands):

Debt Capital Structure	September 30, 2025
Total principal outstanding	$1,648,778
Weighted average maturity	4.4 years
Weighted average interest rate	4.7%
% Variable debt	10.4%
% Fixed debt (1)	89.6%
% Secured debt	9.2%
(1)
Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Material Cash Commitments

On April 1, 2025, the Borrower of the Real estate loan receivable paid off approximately $15.0 million of the outstanding balance of the loan reducing our total commitment. As of the date of this filing the net funded amount of the outstanding loan receivable was $36.1 million and our remaining obligation to fund was $0.5 million. We expect to fund the remaining commitment through the anticipated maturity of the loan on August 31, 2027, dependent on the borrower's election to use the commitments. For a more complete description of the real estate loan receivable, see Note 5 to the Consolidated Financial Statements.

Other than as described above, during the nine months ended September 30, 2025, there were no material changes to the cash commitment information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of September 30, 2025, we had invested $306.5 million in the JV. As of September 30, 2025, we had committed capital, net of return of over committed capital, to the JV totaling $332.9 million and had a remaining commitment of $8.5 million available. None of the properties owned by the JV are encumbered by mortgage indebtedness.

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

A summary of dividends declared by the Board of Directors per share of common stock and per common unit (as adjusted to reflect the Reverse Stock Split and Reverse Unit Split) at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2025	April 9, 2025	May 5, 2025	May 17, 2025	$0.45
Q2 2025	July 30, 2025	August 13, 2025	August 25, 2025	$0.45
Q3 2025	October 23, 2025	November 7, 2025	November 20, 2025	$0.45
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

Cash Flows

The following table sets forth a summary of cash flows for the nine months ended September 30, 2025 and 2024 (amounts in thousands):

	For the nine months ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$217,263	$138,082
Investing activities	(257,559)	(251,247)
Financing activities	26,701	130,433

Operating Activities

We generated $217.3 million and $138.1 million of cash from operating activities during the nine months ended September 30, 2025 and 2024, respectively. Net cash provided by operating activities for the nine months ended September 30, 2025 includes $111.0 million related to the change in tenant accounts receivable, prepaid expenses and other assets, real estate loan interest receivable, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities, $91.1 million in net cash from rental activities net of expenses and $15.2 million related to distributions from investment in unconsolidated real estate venture. Net cash provided by operating activities for the nine months ended September 30, 2024 includes $78.5 million in net cash from rental activities net of expenses, $48.5 million related to the change in tenant accounts receivable, prepaid expenses and other assets, real estate loan interest receivable, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities and $11.1 million related to distributions from investment in unconsolidated real estate venture.

Investing Activities

We used $257.6 million and $251.2 million in cash for investing activities during the nine months ended September 30, 2025 and 2024, respectively. Net cash used in investing activities for the nine months ended September 30, 2025 includes $179.4 million in real estate acquisitions and deposits, $58.1 million in additions to development properties, $25.0 million in additions to operating properties and $14.0 million in investment in real estate loan receivable, net, offset by $15.5 million in repayments of real estate loan receivable and $3.5 million in proceeds from sales or rental property, net. Net cash used in investing activities for the nine months ended September 30, 2024 includes $79.3 million in additions to development properties, $73.5 million in real estate acquisitions and deposits, $40.1 million in investments in unconsolidated real estate venture, $31.5 million in investment in real estate loan receivable, net and $29.0 million in additions to operating properties, offset by $2.0 million in distributions of capital from unconsolidated real estate venture.

Financing Activities

We generated $26.7 million and $130.4 million in cash from financing activities during the nine months ended September 30, 2025 and 2024, respectively. Net cash generated in financing activities for the nine months ended September 30, 2025 includes $125.0 million in note payable issuances, $63.6 million in gross proceeds from issuance of shares of our common stock and $25.5 million in term loan proceeds, offset by $103.7 million in net paydowns under our 2024 revolving credit facility, $72.9 million in dividend payments, $4.8 million in deferred financing costs, $3.4 million in mortgage notes payable repayment, $1.9 million in treasury lock settlement and $0.7 million in the payment of offering costs. Net cash generated by financing activities for the nine months ended September 30, 2024 includes $200.0 million in note payable issuances, $70.6 million in net draws under our revolving credit facility and $43.4 million in gross proceeds from issuance of shares of our common stock, offset by $86.4 million in dividend payments, $63.2 million in mortgage notes payable repayment, $25.5 million in term loan repayments, $7.8 million in deferred financing costs and $0.6 million in the payment of offering costs.

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

The following table sets forth a reconciliation of our net income to FFO and Core FFO for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net income	$1,247	$5,115	$8,784	$14,849
Depreciation of real estate assets	28,695	23,543	83,523	70,926
Impairment loss	2,545	—	2,545	—
Unconsolidated real estate venture allocated share of above adjustments	2,282	1,976	6,841	5,984
FFO	34,769	30,634	101,693	91,759
Adjustments to FFO:
Loss on extinguishment of debt and modification costs	241	2	1,141	260
Provision for (recovery of) credit losses	302	1,260	(475)	1,478
Natural disaster event expense, net of recovery	44	7	114	(1)
Depreciation of non-real estate assets	251	252	754	755
Unconsolidated real estate venture allocated share of above adjustments	16	17	49	50
Core FFO	35,623	32,172	103,276	94,301

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

Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of our significant accounting policies, which utilize relevant critical accounting estimates. During the nine months ended September 30, 2025, there were no material changes to the discussion of our significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of September 30, 2025, $1.5 billion, or 89.6% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $170.9 million, or 10.4%, had variable interest rates based on SOFR. If market interest rates on our variable rate debt fluctuate by 25 basis points, our interest expense would increase or decrease, depending on rate movement, by $0.4 million annually.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q:

Exhibit	Exhibit Description

3.1

Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2

Articles of Amendment to the Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on April 28, 2025 and incorporated herein by reference)

3.3

Articles of Amendment to the Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to the Company's Current Report on Form 8-K on April 28, 2025 and incorporated herein by reference)

3.4

Articles of Amendment to the Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on May 8, 2025 and incorporated herein by reference)

3.5

Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.6

First Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 27, 2019 and incorporated herein by reference)

3.7

Second Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 20, 2021 and incorporated herein by reference)

4.1

Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.1*

Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of August 21, 2025, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., PNC Bank, National Association, Truist Bank and U.S. Bank National Association as Co-Syndication Agents, Raymond James Bank, Royal Bank of Canada, as Documentation Agent, and Citibank, N.A., Wells Fargo Securities, LLC, PNC Capital Markets LLC, Truist Bank and U.S. Bank National Association as Joint Lead Arrangers and Joint Book Running Managers

10.2*

First Amendment to Credit Agreement, dated as of September 2, 2025, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., PNC Bank, National Association and Truist Bank

10.3*

Tenth Amendment to Term Loan Agreement, entered into October 22, 2025, and dated as of September 30, 2025, by and among the Company, the Operating Partnership, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and a Lender, and U.S. Bank National Association and Truist Bank, as Lenders

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

Easterly Government Properties, Inc.

Date: October 27, 2025	/s/ Darrell W. Crate
Darrell W. Crate
President and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2025	/s/ Allison E. Marino
Allison E. Marino
Executive Vice President, Chief Financial Officer (Principal Financial Officer)