Form 10-K
period 2025-12-31
Easterly Government Properties, Inc.
filed 2026-02-23
CIK 1622194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2025

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

The number of shares of Registrant’s common stock outstanding as of February 13, 2026 was 46,318,716.

As of June 30, 2025, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $946 million based on the closing sale price of $22.20 as reported on the New York Stock Exchange on June 30, 2025. For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

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
•
We are subject to risks involved in real estate activity through a joint venture.
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

We are an internally managed real estate investment trust, or REIT, focused primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate approximately 90% of our revenue by leasing our properties to such agencies either directly or through the U.S. General Services Administration (“GSA”). Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation.

We focus primarily on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We continue to pursue opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of December 31, 2025, we wholly owned 93 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States encompassing approximately 10.4 million leased square feet (9.8 million pro rata), including 93 operating properties that were leased primarily to U.S. Government tenant agencies, six operating properties leased to tenant agencies of a U.S. state or local government and four operating properties that were entirely leased to private tenants. As of December 31, 2025, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned three properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of our operating partnership and owned approximately 96.6% of the aggregate limited partnership interests in our operating partnership, which we refer to herein as common units, as of December 31, 2025. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of office and other commercial properties, including properties leased to the U.S. Government, through the following competitive strengths:

•
High Quality Portfolio Leased to Mission-Critical U.S. Government Agencies. We focus primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve mission-critical functions and are of high importance within the hierarchy of these agencies. These properties generally meet our investment criteria, which targets major federal buildings of Class A construction that are less than 20 years old, or have undergone a substantial renovation-to-suit for the tenant agency, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, are in strategic locations to facilitate the tenant agency’s mission, include build-to-suit features. As of December 31, 2025, the weighted average age of our wholly owned and unconsolidated operating properties was approximately 16.4 years based on the date the property was built or renovated-to-suit, where applicable, and the weighted average remaining lease term was approximately 9.5 years.
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
•
Experienced and Aligned Management Team. Our senior management team has a proven track record of sourcing, acquiring, developing and managing properties leased to government agencies. For example, our senior management team has collectively been responsible for the acquisition of an aggregate of approximately 10.6 million square feet of U.S. Government, state, local and private-leased properties, of which 1.2 million square feet was acquired through the JV and approximately 1.6 million aggregate square feet was internally developed. We believe that our management expertise provides us with a significant advantage over our competitors when pursuing acquisition opportunities and engaging U.S. Government agencies in property development opportunities and provides us with superior property management and tenant service capabilities.
•
Access to Acquisition Opportunities with an Active Pipeline. Our senior management team has an extensive network of longstanding relationships with owners, specialized developers, leasing brokers, lenders and other participants in the government-leased property market. Our team seeks to leverage these relationships to access a wide variety of sourcing opportunities, frequently resulting in the acquisition of properties that were not broadly marketed. In addition, we maintain a proprietary database that tracks buildings encompassing approximately 91.1 million rentable square feet and includes substantially every major U.S. Government-leased property that meets our investment criteria as well as information about the building’s ownership. This proprietary database incorporates recent updates to the GSA inventory and VA leased assets across the United States. We believe that our longstanding industry relationships, coupled with our proprietary database, improve our ability to source and execute attractive acquisition opportunities. Further, these factors enable us to effectively initiate transactions with property owners who may not currently be seeking to sell their property, which we believe gives us a competitive advantage over others bidding in broadly marketed transactions.
•
Extensive Development Experience with U.S. Government-Leased Properties. Our senior management team has developed projects comprising approximately 4.8 million square feet, including 41 build-to-suit projects for the U.S. Government as well as other corporate tenants. In the aggregate, our senior management team has developed 24 projects for the GSA and U.S. Government agencies. Development of government projects, particularly build-to-suit projects, requires expertise in GSA and other U.S. Government requirements and the needs of tenant agencies. Since 1994, members of our senior management team have developed an average of approximately 49,700 square feet per year of U.S. Government-leased build-to-suit properties. We believe that our thorough understanding of the U.S. Government’s procurement processes and standards, our longstanding relationships with the GSA and other agencies of the U.S. Government, and our differentiated capabilities enable us to continue to compete effectively for U.S. Government development opportunities.
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
•
Growth-Oriented Capital Structure. Our capital structure provides us with the resources, financial flexibility and the capacity to support the future growth of our business. Since our initial public offering, we have raised capital through four underwritten public offerings of our common stock and sales of our common stock under our at-the-market equity offering programs, including our current at-the-market equity offering program entered into in June 2021 (the “ATM Program”). Additionally, during 2021, we formed the JV with a leading global investor to acquire a portfolio of properties, in which we own a 53% interest. During the year ended December 31, 2025, we received net proceeds of $63.0 million through the issuance of 2,466,987 shares (adjusted for impact of reverse stock split, as applicable) of our common stock under our ATM Program. All shares were issued in settlement of previously entered into forward sale transactions in connection with the ATM Program. As of December 31, 2025, there were no unsettled shares outstanding under our ATM Program, and we had the capacity to issue an additional $236.2 million under such program. As of December 31, 2025, we had total indebtedness of approximately $1.7 billion, including borrowings of approximately $199.1 million outstanding under our $400.0 million senior unsecured revolving credit facility.

Business & Growth Strategies

Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We pursue the following strategies to achieve these goals:

•
Pursue Attractive Acquisition Opportunities. We seek to pursue strategic and disciplined acquisitions of properties that we believe are directly and indirectly essential to the mission of select government agencies and that, in many cases, contain agency-specific design enhancements that allow each tenant agency to better satisfy its mission. We target for acquisition primarily major federal buildings of Class A construction that are less than 20 years old, or have undergone substantial renovation-to-suit for the tenant agency, are at least 85% leased to a single U.S. Government agency, are in excess of 40,000 rentable square feet with expansion potential, and are in strategic locations to facilitate the tenant agency's mission and include build-to-suit features. We may also target for acquisition, properties with similar characteristics that are leased to private tenants and support the mission of select Government agencies.
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

Employees and Human Capital

As of December 31, 2025, we had 55 employees, including 35 employees based in our corporate headquarters in Washington, D.C. and 20 employees based in other locations throughout the United States. None of our employees are represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

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
•
Employee Health and Safety. We recognize the importance of the health, safety and environmental well-being of our employees, and are committed to providing and maintaining a healthy work environment. We offer a comprehensive benefits program as well as a 401(k) with a matching employer contribution, flexible spending accounts, remote work policies, income protection through our sick pay, salary continuation and disability policies, paid vacation, paid maternity, paternity and adoption leave and holiday and personal days to balance work and personal life.

Significant Tenants

As of December 31, 2025, our U.S. Government tenant agencies accounted for 88.1% of our annualized lease income. For further information on the composition of our tenant base, see Item 2, “Properties.”

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

Environmental, Social and Corporate Governance

We are committed to sustainability and continually seek to improve our environmental responsibility initiatives, efforts, programs and policies. We have an in-house committee, comprised of employees and members of senior management, that meets regularly to identify, initiate, and monitor sustainable practices in all aspects of our business for the benefit of our tenants, shareholders, employees, and the community at large. In 2025, we published our fourth annual Corporate Sustainability Report which included information on our progress towards meeting our previously announced environmental and social goals as well as an update to our alignment with five United Nations Sustainable Development Goals. These goals aim to help reduce our greenhouse gas emissions and address climate change performance.

The U.S. Government maintains “green lease” policies as one of the many factors it considers when leasing property and we continue to partner with the GSA to promote sustainability. In 2023, we were recognized as a Premier Member of the EPA’s ENERGY STAR Certification Nation as well as a Silver Level Green Lease Leader by the Department of Energy’s Better Building Alliance. Over 35% of our assets have achieved at least one sustainability related certification such as ENERGY STAR, LEED, or Green Globes.

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

To the extent the information set forth in the Existing Tax Disclosure is inconsistent with this supplemental information, this supplemental information supersedes the information in the Existing Tax Disclosure. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the first five paragraphs of the Existing Tax Disclosure as if those paragraphs were set forth in this Annual Report on Form 10-K.

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

Risks Related to our Business and Operations

We depend on the U.S. Government and its agencies for approximately 90% of our revenues and any failure by the U.S. Government and its agencies to perform their obligations under their leases or renew their leases upon expiration could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2025, our U.S. Government tenant agencies accounted for 88.1% of our annualized lease income. We expect that leases to agencies of the U.S. Government will continue to be the primary source of our revenues for the foreseeable future. Due to such concentration, any failure by the U.S. Government to perform its obligations under its leases or a failure to renew its leases upon expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected properties are leased, and could decrease the ultimate value of the affected property upon sale and have a material adverse effect on our business, financial condition and results of operations. In addition, as part of ongoing efforts to reduce waste, the U.S. Government and the GSA are reaching out to all tenant agencies to see if there are opportunities to reduce space usage.

We may be unable to renew leases or lease vacating space on favorable terms or at all as leases expire, which could adversely affect our business, financial condition and results of operations.

As of December 31, 2025, leases representing approximately 14.7% of our total annualized lease income and approximately 17.5% of the square footage of the properties in our portfolio will expire by the end of 2028. We may be unable to renew such expiring leases or our properties may not be released at net effective rental rates equal to or above the current average net effective rental rates.

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

As of December 31, 2025, we had three properties under development. We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit renovations for existing U.S. Government tenant agencies and new developments for anticipated tenant agencies and, as a result, will be subject to certain risks, which could adversely affect us, including our business, financial condition and results of operations. These risks include:

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
•
possible reduction or relocation of the U.S. Government workforce and government shutdowns; and
•
economic conditions that could cause an increase in our operating expenses, such as inflation, increases in property taxes (particularly as a result of increased local, state and national government budget deficits and debt and potentially reduced federal aid to state and local governments), utilities, insurance, compensation of on-site associates and routine maintenance.

Our properties are leased to a limited number of U.S. Government tenant agencies, and a change to any of these agencies’ missions could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2025, three of our U.S. Government tenant agencies, the Department of Veteran Affairs (“VA”), Federal Bureau of Investigation (“FBI”), and Drug Enforcement Administration (“DEA”), accounted for an aggregate of approximately 42.0% of our total leased square feet and an aggregate of approximately 47.3% of our total annualized lease income. Each U.S. Government agency has its own customs, procedures, culture, needs and mission, which translate into different requirements for its leased space, and we work with the tenant agency to design and construct specialized, agency-specific enhancements. In addition, under the terms of our GSA leases, the GSA generally has the right to designate another U.S. Government agency to occupy all or a portion of the leased property. A change in the Administration of the U.S. Government may also add uncertainty to future plans for the structure, mission, or leasing requirements of any one of our U.S. Government tenant agencies. A change in the mission of any one of these agencies, a significant reduction in the agency’s workforce, a relocation of personnel resources, other internal reorganization or a change in the tenant agency occupying the leased space, could affect our lease renewal opportunities and have a material adverse effect on our business, financial condition and results of operations.

Some of our leases with U.S. Government tenant agencies permit the tenant agency to vacate the property and discontinue paying rent prior to their lease expiration date.

Some of our leases are currently in the soft-term period of the lease and tenants under such leases have the right to vacate their space during a specified period before the stated terms of their leases expire. Tenants occupying approximately 3.8% of our leased square feet and contributing approximately 3.9% of our annualized lease income (in each case, as of December 31, 2025) currently have exercisable rights to terminate their leases before the stated soft-term of their lease expires. For fiscal policy reasons, security concerns or other reasons, some or all of our U.S. Government tenant agencies under leases within the soft-term period may decide to exercise their termination rights before the stated term of their lease expires. Due to such concentration, any failure by the U.S. Government to perform its obligations under its leases or a failure to renew its leases upon expiration, including as part of ongoing cost-cutting initiatives undertaken by the Administration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenue until the affected properties are leased, and could decrease the ultimate value of the affected property upon sale and have a material adverse effect on our business, financial condition and results of operations.

We currently have a concentration of properties located in California and are exposed to changes in market conditions and natural disasters in this state.

Seventeen of our properties are located in California, accounting for approximately 13.3% of our total leased square feet and approximately 17.1% of our total annualized lease income as of December 31, 2025. As a result of this concentration, a material portion of our portfolio may be exposed to the effects of economic and real estate conditions in California markets, such as the supply of competing properties, general levels of employment and economic activity. In addition, historically, California has been vulnerable to natural disasters, such as earthquakes, wildfires, floods and mudslides. To the extent that weak economic conditions, real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

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

Any future pandemic, epidemic or outbreak of any highly infectious disease may cause significant disruptions to the U.S. and global economy and could contribute to significant volatility and negative pressure in financial markets.

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

Substantially all of our revenue is dependent on the receipt of rent payments from the GSA and U.S. Government tenant agencies. While rents under our leases with the GSA are paid for from the Federal Buildings Fund, which is not subject to direct federal appropriations, and our leases with other federal agencies have been executed under delegation from the GSA and are therefore guaranteed by the Federal Buildings Fund, a prolonged government shutdown or a federal budget impasse could result in delays in our receipt of rental payments. In addition, the impact of a prolonged government shutdown on federal personnel resources could hinder our ability to renew expiring leases, initiate or complete tenant agency build-out and construction projects, obtain timely agency reviews, approvals or decisions and otherwise interfere with our ongoing partnership with the U.S. Government, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Under our leases, including our leases with U.S. Government tenant agencies, we retain certain obligations with respect to the property, including, among other things, the responsibility for maintenance and repair of the property, the provision of adequate parking, maintenance of common areas, responsibility for capital improvements such as roof replacement and major structural improvements and compliance with other affirmative covenants in the lease. The expenditure of any sums in connection therewith will reduce the cash available for distribution and may require us to fund deficits resulting from operating a property. No assurance can be given that we will have funds available to make such repairs or improvements. In addition, risks beyond our control, such as weather, labor conditions, material shortages caused by supply chain disruptions, or inflationary price increases for materials, could lead to cost overruns and untimely completion of projects. Recent U.S. governmental actions and proposals relating to tariffs and other trade policies have, in particular, created uncertainty about future trading arrangements and the possibility of imposing or increasing tariffs on a wide range of products, raw materials and intermediate goods. Additional tariffs, or retaliatory measures by other countries in response, may be implemented at any time. The ultimate impact of the announced tariffs and any future tariffs will depend on various factors, including if such tariffs are ultimately implemented, the timing of implementation and the amount, scope and nature of such tariffs. If we were to fail to meet our capital expenditure obligation for any reason, then the applicable tenant could abate rent or terminate the applicable lease, which may result in a loss of capital invested and reduce our anticipated profits which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Capital and credit market conditions may adversely affect our access to various sources of capital or financing or the cost of capital, which could impact our business activities, dividends, earnings and common stock price, among other things.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use external financing to fund acquisition, development and renovation activities. As of December 31, 2025, we had total indebtedness of approximately $1.7 billion, including approximately $199.1 million outstanding under our $400.0 million senior unsecured revolving credit facility, which we refer to as our 2024 revolving credit facility, $200.0 million outstanding under our $200.0 million senior unsecured term loan facility, which we refer to as our 2018 term loan facility, $100.0 million outstanding under our $100.0 million senior unsecured term loan facility, which we refer to as our 2016 term loan facility, $175.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2017 senior unsecured notes, $275.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2019 senior unsecured notes, $250.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2021 senior unsecured notes, $200.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2024 senior unsecured notes and $125.0 million of outstanding fixed rate, senior unsecured notes, which we refer to as our 2025 senior unsecured notes. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and renovation activities or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out a smaller percentage of our taxable income (subject to the annual distribution requirements applicable to REITs under the Internal Revenue Code of 1986, as amended (the “Code”)). To the extent that we are able or choose to access capital at a higher cost than we have experienced in recent years, as reflected in higher interest rates for debt financing or a lower stock price for equity financing, our earnings per share and cash flow could be adversely affected. In addition, the price of common stock may fluctuate significantly or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

Debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations.

We have made a construction loan to a third party developer to fund a property that was under development and may make mezzanine or similar loans in the future or obtain preferred equity interests in projects owned by third party sponsors. Some of these instruments may have some recourse to their borrower or sponsor, while others may be limited to the collateral securing the loan or the right to remove the sponsor as manager of the venture in preferred equity investments. In the event of a default under these obligations, if applicable, we may elect to take possession of the collateral securing these interests, or remove a sponsor from management of a preferred equity investment. Borrowers or sponsors may contest our enforcement actions, including, foreclosure, assignment in lieu of foreclosure, or other remedies, and sponsors may contest our removal actions. In addition, borrowers or sponsors may seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the underlying properties may prevent us from realizing an amount equal to our investment upon foreclosure or other remedies even if we make substantial improvements or repairs to maximize such properties' investment potential.

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

As of December 31, 2025, we had total indebtedness of approximately $1.7 billion including approximately $199.1 million outstanding under our revolving credit facility, $300.0 million outstanding in the aggregate under our 2018 term loan facility and our 2016 term loan facility and $1.0 billion in the aggregate under our 2017 senior unsecured notes, 2019 senior unsecured notes, 2021 senior unsecured notes, 2024 senior unsecured notes and 2025 senior unsecured notes. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Code. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Certain mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. As of December 31, 2025, we had $151.7 million of combined United States property mortgages and other secured debt. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants and our senior unsecured revolving credit facility, our senior unsecured term loan facilities, our senior unsecured notes, and other future debt may, require us to maintain various financial ratios. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. Early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2025, we had $199.1 million of outstanding consolidated debt that, pursuant to the documentation governing such debt, bears interest at variable rates, and we expect that we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under the applicable governing documents, increase the cost of refinancing such debt or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which could adversely affect us.

As of December 31, 2025, we had six interest rate swaps in place with an aggregate notional value of $300.0 million to mitigate our exposure to fluctuations in short term interest rates and fix the interest rate on our 2016 term loan facility and 2018 term loan facility. In addition, we entered into two $50.0 million treasury lock agreements to fix the Treasury rate of our 2025 series B senior notes. We may continue, in a manner consistent with our qualification as a REIT, to seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. Such hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

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

The maximum U.S. federal income tax rate for certain qualified dividends payable to United States stockholders that are individuals, trusts and estates generally is currently 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore are taxable as ordinary income when paid to such stockholders. However, current law provides a deduction of 20% of a non-corporate taxpayer’s ordinary REIT dividends. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may, for instance, hinder our ability to make certain otherwise attractive investments or undertake other activities that might otherwise be beneficial to us and our stockholders, or may require us to borrow or liquidate investments in unfavorable market conditions and, therefore, may hinder our investment performance. As a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, U.S. Government securities, debt instruments issued by a publicly traded REIT and qualified “real estate assets.” The REIT asset tests further require that with respect to our assets that are not qualifying assets for purposes of this 75% assets test and that are not securities issued by a TRS, we generally cannot hold at the close of any calendar quarter (i) securities representing more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer or (ii) securities of any one issuer that represent more than 5% of the value of our total assets. In addition, for taxable years beginning after December 31, 2025, securities (other than qualified real estate assets) issued by one or more of our TRSs cannot represent more than 25% of the value of our total assets at the close of any calendar quarter (relaxed from 20% for any calendar quarter in a taxable year starting before January 1, 2026). Further, even though debt instruments issued by a publicly traded REIT that are not secured by a mortgage on real property are qualifying assets for purposes of the 75% asset test, no more than 25% of the value of our total assets can be represented by such unsecured debt instruments. After meeting these asset test requirements at the close of a calendar quarter, if we fail to comply with these requirements at the end of any subsequent calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain other statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate from our portfolio or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, for taxable years beginning after December 31, 2025, no more than 25% of the value of a REIT’s assets may consist of securities of one or more TRSs (relaxed from 20% for taxable years beginning before January 1, 2026). In addition, rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm’s-length basis. We have jointly elected with three subsidiaries for such subsidiaries to be treated as TRSs for U.S. federal income tax purposes. These three subsidiaries and any other TRSs that we form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 25% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, H.R. 1, informally known as the One Big Beautiful Bill Act, was enacted on July 4, 2025, and makes major changes to the Code, including some provisions of the Code that affect the taxation of REITs and their investors. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, the results of operations and the amount of cash available for the payment of dividends.

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

The risk of a security breach, incident, compromise or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, which, in turn, may lead to increased costs to protect our network, data and systems. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach, incident, compromise, or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Additionally, new technologies such as artificial intelligence (“AI”) may be more capable at evading our safeguard measures. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches, incidents, and compromises evolve and generally are not recognized until launched against a target, and in some cases, are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures or to adequately address or mitigate any security breach, incident, or compromise, and thus it is impossible for us to entirely mitigate this risk.

Artificial generative intelligence technologies present risks related to the control of our proprietary business information, keeping such information confidential, and emerging regulatory risk, any or all of which may adversely affect our business and results of operations.

There are risks associated with AI, any or all of which could adversely affect our business. Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. We have adopted certain generative AI tools into our systems for specific use cases reviewed by legal and information security. Where a generative AI or machine learning model ingests our proprietary information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Additionally, our vendors may incorporate generative AI tools into their services and deliverables without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience or confidentiality. Moreover, generative AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may be difficult to detect. Reliance on such flawed outputs could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability. Laws or regulations may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, require significant resources to modify and maintain business practices to comply with applicable law or necessitate changes in our business practices. If we cannot use AI, or if our use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

In addition to our multidisciplinary management team, we rely on our internal audit function in collaboration with a third-party information security service provider to lead our cybersecurity risk assessment and management processes and oversee their implementation and maintenance. We have a longstanding relationship with our third-party information security service provider, which includes services from our contracted Chief Technology Officer. The contracted Chief Technology Officer has approximately 17 years of information technology experience, including ten years in the finance and real estate sectors, and our Head of Internal Audit, has approximately 32 years of audit experience, including 22 years in the real estate and financial services sectors.

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

Item 2. Properties

As of December 31, 2025, we wholly owned 93 operating properties and ten operating properties through the JV in the United States encompassing approximately 10.4 million leased square feet (9.8 million pro rata), including 93 operating properties that were leased to U.S. Government tenant agencies, six operating properties leased to tenant agencies of a U.S. state or local government and four operating properties leased entirely to private tenants. In addition, we wholly owned three properties under development that we expect to encompass approximately 0.2 million leased square feet upon completion. As of December 31, 2025, our operating properties were 97% leased with a weighted average annualized lease income per leased square foot of $36.74 ($36.45 pro rata) and a weighted average age of approximately 16.4 years based on the date the property was built or renovated-to-suit, where applicable. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2025, and it includes properties held by the JV:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,933,040	4.5%	$51.69
USCIS - Kansas City (3)	Lee's Summit, MO	O	2027 - 2042	417,945	10,405,359	2.8%	24.90
JSC - Suffolk	Suffolk, VA	SF	2028	403,737	8,556,070	2.3%	21.19
Various GSA - Chicago	Des Plaines, IL	O	2026	188,768	7,925,559	2.1%	41.99
IRS - Fresno	Fresno, CA	O	2033	180,481	6,825,521	1.8%	37.82
FBI - Salt Lake	Salt Lake City, UT	SF	2032	169,542	6,810,941	1.8%	40.17
Various GSA - Portland (4)	Portland, OR	O	2027-2039	175,214	5,913,484	1.6%	33.75
Various GSA - Buffalo (5)	Buffalo, NY	O	2026 - 2039	251,236	5,868,873	1.5%	23.36
VA - San Jose	San Jose, CA	OC	2038	90,085	5,815,230	1.5%	64.55
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,776,312	1.5%	34.06
FBI - Tampa	Tampa, FL	SF	2040	138,000	5,385,768	1.4%	39.03
PTO - Arlington	Arlington, VA	SF	2035	190,546	5,351,518	1.4%	28.09
FBI - San Antonio	San Antonio, TX	SF	2025	148,584	5,234,538	1.4%	35.23
FDA - Alameda	Alameda, CA	L	2039	69,624	5,025,603	1.3%	72.18
FBI / DEA - El Paso	El Paso, TX	SF	2028	203,683	4,919,619	1.3%	24.15
USCIS - Lincoln	Lincoln, NE	O	2026	137,671	4,901,961	1.3%	35.61
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,668,336	1.2%	22.19
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,419,012	1.2%	24.21
FBI - Mobile	Mobile, AL	SF	2029	76,112	4,350,464	1.1%	57.16
FDA - Lenexa	Lenexa, KS	L	2040	59,690	4,286,243	1.1%	71.81
ICE - Dallas (6)	Irvine, TX	SF	2032 / 2040	135,200	4,219,659	1.1%	31.21
FBI - Pittsburgh	Pittsburgh, PA	SF	2027	100,054	4,153,110	1.1%	41.51
VA - South Bend	Mishawaka, IN	OC	2032	86,363	4,121,021	1.1%	47.72
FBI - New Orleans	New Orleans, LA	SF	2029	137,679	4,005,179	1.1%	29.09
FBI - Omaha	Omaha, NE	SF	2044	112,196	3,981,452	1.0%	35.49
VA - Mobile	Mobile, AL	OC	2033	79,212	3,875,061	1.0%	48.92
FDA - Atlanta	Atlanta, GA	L	2045	162,000	3,851,158	1.0%	23.77
USFS II - Albuquerque	Albuquerque, NM	O	2031	98,720	3,699,413	1.0%	37.47
FBI - Albany	Albany, NY	SF	2036	69,476	3,593,055	0.9%	51.72
FBI - Birmingham	Birmingham, AL	SF	2042	96,278	3,583,919	0.9%	37.22
EPA - Kansas City	Kansas City, KS	L	2043	55,833	3,578,198	0.9%	64.09
DOT - Lakewood	Lakewood, CO	O	2039	116,046	3,402,561	0.9%	29.32
VA - Chico	Chico, CA	OC	2034	51,647	3,369,589	0.9%	65.24
ICE - Charleston	North Charleston, SC	SF	2027	65,124	3,367,934	0.9%	51.72
FBI - Richmond	Richmond, VA	SF	2041	96,607	3,360,155	0.9%	34.78
FBI - Knoxville	Knoxville, TN	SF	2028	99,130	3,330,123	0.9%	33.59
DEA - Sterling	Sterling, VA	L	2038	57,692	3,282,886	0.9%	56.90
FBI - Little Rock	Little Rock, AR	SF	2041	102,377	3,262,031	0.9%	31.86
JUD - Del Rio	Del Rio, TX	C	2041	89,880	3,197,759	0.8%	35.58
DEA - Vista	Vista, CA	L	2035	52,293	3,191,895	0.8%	61.04
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,176,673	0.8%	47.54

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
VA - Orange	Orange, CT	OC	2034	56,330	$2,978,003	0.8%	$52.87
VA - Indianapolis	Brownsburg, IN	OC	2041	80,000	2,973,092	0.8%	37.16
ICE - Albuquerque	Albuquerque, NM	SF	2027	71,100	2,870,422	0.8%	40.37
SSA - Charleston	Charleston, WV	O	2029	110,000	2,852,584	0.7%	25.93
JUD - El Centro	El Centro, CA	C	2034	43,345	2,843,404	0.7%	65.60
DEA - Dallas Lab	Dallas, TX	L	2038	49,723	2,823,425	0.7%	56.78
DEA - Dallas	Dallas, TX	SF	2041	71,827	2,818,351	0.7%	39.24
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,796,831	0.7%	65.84
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,776,446	0.7%	54.46
DHS - Burlington	Williston, VT	SF	2031	74,549	2,738,632	0.7%	36.74
NARA - Broomfield	Broomfield, CO	W	2032	161,730	2,697,002	0.7%	16.68
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,608,152	0.7%	31.17
DHS - Atlanta (7)	Atlanta, GA	SF	2031 - 2038	91,185	2,594,650	0.7%	28.45
USAO - Louisville	Louisville, KY	SF	2031	60,000	2,555,102	0.7%	42.59
JUD - Charleston	Charleston, SC	C	2040	52,339	2,536,155	0.7%	48.46
JUD - Jackson	Jackson, TN	C	2043	75,043	2,418,462	0.6%	32.23
IRS - Ogden	Ogden, UT	W	2029	100,000	2,373,651	0.6%	23.74
Various GSA - Cleveland (8)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,349,367	0.6%	38.27
CBP - Savannah	Savannah, GA	L	2033	35,000	2,306,216	0.6%	65.89
NWS - Kansas City	Kansas City, MO	SF	2033	94,378	2,171,933	0.6%	23.01
DEA - Santa Ana	Santa Ana, CA	SF	2029	39,905	2,036,945	0.5%	51.04
ICE - Orlando	Orlando, FL	SF	2040	49,420	2,012,010	0.5%	40.71
GSA - Clarksburg	Clarksburg, WV	O	2039	70,495	1,914,764	0.5%	27.16
DEA - North Highlands	Sacramento, CA	SF	2033	37,975	1,891,896	0.5%	49.82
JUD - Aberdeen	Aberdeen, MS	C	2040	45,194	1,890,909	0.5%	41.84
DEA - Riverside	Riverside, CA	SF	2032	34,354	1,881,115	0.5%	54.76
NPS - Omaha	Omaha, NE	SF	2029	62,772	1,873,659	0.5%	29.85
VA - Golden	Golden, CO	W	2036	56,753	1,793,899	0.5%	31.61
JUD - Newport News	Newport News, VA	C	2033	35,005	1,685,737	0.4%	48.16
USCG - Martinsburg	Martinsburg, WV	SF	2027	59,547	1,641,350	0.4%	27.56
VA - Charleston	North Charleston, SC	W	2040	97,718	1,525,436	0.4%	15.61
USAO - Springfield	Springfield, IL	SF	2038	43,600	1,399,201	0.4%	32.09
JUD - Council Bluffs	Council Bluffs, IA	C	2041	28,900	1,368,583	0.4%	47.36
DEA - Birmingham	Birmingham, AL	SF	2038	35,616	1,266,291	0.3%	35.55
DEA - Albany	Albany, NY	SF	2042	31,976	1,186,491	0.3%	37.11
HSI - Orlando	Orlando, FL	SF	2036	27,840	1,117,020	0.3%	40.12
SSA - Dallas	Dallas, TX	SF	2035	27,200	1,073,581	0.3%	39.47
JUD - South Bend	South Bend, IN	C	2027	30,119	820,512	0.2%	27.24
ICE - Louisville	Louisville, KY	SF	2036	17,420	769,984	0.2%	44.20

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
DEA - San Diego	San Diego, CA	W	2032	16,100	$565,018	0.1%	$35.09
DEA - Bakersfield	Bakersfield, CA	SF	2038	9,800	497,530	0.1%	50.77
SSA - San Diego	San Diego, CA	SF	2032	10,059	458,334	0.1%	45.56
Subtotal				8,054,450	$288,728,427	75.6%	$35.85
Wholly Owned State and Local Government Leased Property
DC - Capitol Plaza (9)	Washington, DC	O	2026 - 2038	284,688	$18,600,116	5.0%	$65.34
Wake County III - Cary (10)	Cary, NC	O	2027 / 2034	113,722	3,495,842	0.9%	30.74
CA - Anaheim	Anaheim, CA	O	2033 / 2034	95,273	3,364,379	0.9%	35.31
Wake County II - Cary	Cary, NC	O	2034	98,340	2,840,676	0.7%	28.89
Wake County I - Cary	Cary, NC	O	2034	75,401	2,222,073	0.6%	29.47
NM - Albuquerque	Albuquerque, NM	O	2036	32,534	962,059	0.3%	29.57
Subtotal				699,958	$31,485,145	8.4%	$44.98
Wholly Owned Privately Leased Property
York Space Systems - Greenwood Village	Greenwood Village, CO	SF	2031	138,125	$5,012,523	1.4%	$36.29
Northrop Grumman - Dayton	Beavercreek, OH	SF	2029	99,246	2,629,161	0.7%	26.49
Northrop Grumman - Aurora	Aurora, CO	SF	2032	104,136	2,368,386	0.6%	22.74
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W	2028	70,078	411,207	0.1%	5.87
Subtotal				411,585	$10,421,277	2.8%	$25.32

Wholly Owned Properties Total / Weighted Average				9,165,993	$330,634,849	86.8%	$36.07

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - Phoenix (11)	Phoenix, AZ	OC	2042	257,294	$10,836,673	2.8%	$42.12
VA - San Antonio (11)	San Antonio, TX	OC	2041	226,148	9,234,141	2.4%	40.83
VA - Jacksonville (11)	Jacksonville, FL	OC	2043	193,100	7,684,911	2.0%	39.80
VA - Chattanooga (11)	Chattanooga, TN	OC	2035	94,566	4,325,285	1.1%	45.74
VA - Lubbock (11)(12)	Lubbock, TX	OC	2040	120,916	4,261,542	1.1%	35.24
VA - Marietta (11)	Marietta, GA	OC	2041	76,882	3,862,436	1.0%	50.24
VA - Birmingham (11)	Irondale, AL	OC	2041	77,128	3,232,824	0.8%	41.92
VA - Corpus Christi (11)	Corpus Christi, TX	OC	2042	69,276	3,004,175	0.8%	43.37
VA - Columbus (11)	Columbus, GA	OC	2042	67,793	2,938,600	0.8%	43.35
VA - Lenexa (11)	Lenexa, KS	OC	2041	31,062	1,336,514	0.4%	43.03
				1,214,165	$50,717,101	13.2%	$41.77

Total / Weighted Average				10,380,158	$381,351,950	100.0%	$36.74

Total / Weighted Average at Easterly's Share				9,809,499	$357,514,913		$36.45
(1)
OC=Outpatient Clinic; SF=Specialized Facility; O=Office; C=Courthouse; L=Laboratory; W=Warehouse.
(2)
The year of lease expiration does not include renewal options.
(3)
Private tenants occupy 101,627 leased square feet.
(4)
Private tenants occupy 12,259 leased square feet.
(5)
A state government tenant occupies 14,274 leased square feet.
(6)
Private tenants occupy 54,677 leased square feet.
(7)
A private tenant occupies 17,373 leased square feet.
(8)
A private tenant occupies 11,402 leased square feet.
(9)
Private tenants occupy 20,299 leased square feet.
(10)
A private tenant occupies 37,858 leased square feet.
(11)
We own 53.0% of the property through the JV.
(12)
Asset is subject to a ground lease where the JV is the lessee.

Our assets are located throughout the United States. The following table sets forth the geographic diversification of our operating properties, by market, based on the GSA’s definition of regions, as of December 31, 2025, and it includes properties held by the JV:

Location	Market	Number of Properties	Number of Leases	Leased Square Feet	Percentage of Total Leased Square Feet	Percent Leased	Annualized Lease Income	Percentage of Total Annualized Lease Income
State
California	Pacific Rim	17	21	1,378,226	13.3%	100%	$65,341,339	17.1%
Texas (1)	Greater Southwest	11	15	1,212,515	11.7%	100%	41,197,997	10.8%
Virginia	National Capital	5	5	783,587	7.6%	100%	22,236,366	5.9%
Alabama	Southeast Sunbelt	6	6	448,022	4.3%	100%	18,916,711	5.0%
District of Columbia	National Capital	1	6	284,688	2.7%	100%	18,600,116	4.9%
Florida	Southeast Sunbelt	4	4	408,360	3.9%	100%	16,199,709	4.2%
Georgia	Southeast Sunbelt	5	7	432,860	4.2%	100%	15,553,060	4.1%
Colorado	Rocky Mountain	5	5	576,790	5.6%	100%	15,274,371	4.0%
Kansas	The Heartland	4	4	316,170	3.0%	96%	14,977,267	3.9%
Missouri	The Heartland	2	7	512,323	4.9%	86%	12,577,292	3.3%
Arizona	Pacific Rim	1	1	257,294	2.5%	100%	10,836,673	2.8%
West Virginia	Mid-Atlantic	4	4	422,542	4.1%	99%	10,827,710	2.8%
Nebraska	The Heartland	3	3	312,639	3.0%	100%	10,757,072	2.8%
New York	Northeast & Caribbean	3	8	352,688	3.4%	94%	10,648,419	2.8%
Tennessee	Southeast Sunbelt	3	3	268,739	2.6%	100%	10,073,870	2.6%
Illinois	Great Lakes	2	2	232,368	2.2%	84%	9,324,760	2.4%
Utah	Rocky Mountain	2	2	269,542	2.6%	100%	9,184,592	2.4%
North Carolina	Southeast Sunbelt	3	4	287,463	2.8%	100%	8,558,591	2.2%
Indiana	Great Lakes	3	3	196,482	1.9%	100%	7,914,625	2.1%
New Mexico	Greater Southwest	3	3	202,354	1.9%	76%	7,531,894	2.0%
South Carolina	Southeast Sunbelt	3	3	215,181	2.1%	89%	7,429,525	1.9%
Oregon	Northwest Arctic	1	13	175,214	1.7%	78%	5,913,484	1.6%
Ohio	Great Lakes	2	4	160,630	1.5%	100%	4,978,528	1.3%
Pennsylvania	Mid-Atlantic	1	1	100,054	1.0%	100%	4,153,110	1.1%
Louisiana	Greater Southwest	1	1	137,679	1.3%	100%	4,005,179	1.1%
Kentucky	Southeast Sunbelt	2	2	77,420	0.7%	100%	3,325,086	0.9%

Arkansas	Greater Southwest	1	1	102,377	1.0%	100%	$3,262,031	0.9%
Connecticut	New England	1	1	56,330	0.5%	100%	2,978,003	0.8%
Maryland	National Capital	1	1	50,978	0.5%	100%	2,776,446	0.7%
Vermont	New England	1	1	74,549	0.7%	100%	2,738,632	0.7%
Mississippi	Southeast Sunbelt	1	1	45,194	0.4%	100%	1,890,909	0.5%
Iowa	The Heartland	1	1	28,900	0.4%	100%	1,368,583	0.4%
Total / Weighted Average		103	143	10,380,158	100.0%	97%	$381,351,950	100.0%

Market
Southeast Sunbelt		27	30	2,183,239	21.0%	99%	$81,947,461	21.5%
Pacific Rim		18	22	1,635,520	15.8%	100%	76,178,012	20.0%
Greater Southwest		16	20	1,654,925	15.9%	96%	55,997,101	14.7%
National Capital		7	12	1,119,253	10.8%	100%	43,612,928	11.4%
The Heartland		10	15	1,170,032	11.2%	92%	39,680,214	10.4%
Rocky Mountain		7	7	846,332	8.2%	100%	24,458,963	6.4%
Great Lakes		7	9	589,480	5.7%	93%	22,217,913	5.8%
Mid-Atlantic		5	5	522,596	5.0%	99%	14,980,820	3.9%
Northeast & Caribbean		3	8	352,688	3.4%	94%	10,648,419	2.8%
Northwest Arctic		1	13	175,214	1.7%	78%	5,913,484	1.6%
New England		2	2	130,879	1.3%	100%	5,716,635	1.5%
Total / Weighted Average		103	143	10,380,158	100.0%	97%	$381,351,950	100.0%

Our portfolio of operating properties has a stable tenant base that is diversified among U.S. Government agencies. Our U.S. Government tenant agencies include a number of the U.S. Government’s largest and most essential agencies. As of December 31, 2025 our operating properties were 97% leased by 64 tenants. The following table provides information about the tenants that leased our properties as of December 31, 2025, and includes tenants of properties held by our unconsolidated joint venture:

Tenant(1)	Weighted Average Remaining Lease Term(2)	Leased Square Feet	Percentage of Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income
U.S. Government
Department of Veteran Affairs (“VA”)	13.4	2,251,131	21.7%	$96,703,027	25.3%
Federal Bureau of Investigation (“FBI”)	8.2	1,498,607	14.4%	54,858,296	14.4%
Drug Enforcement Administration (“DEA”)	9.7	607,290	5.9%	29,080,670	7.6%
Judiciary of the U.S. (“JUD”)	13.1	399,825	3.9%	16,761,521	4.4%
U.S. Citizenship and Immigration Services (“USCIS”)	11.1	520,807	5.0%	16,087,985	4.2%
Immigration and Customs Enforcement (“ICE”)	7.3	388,386	3.7%	15,481,464	4.1%
Food and Drug Administration (“FDA”)	17.4	291,314	2.8%	13,163,004	3.5%
Internal Revenue Service (“IRS”)	6.1	359,661	3.5%	11,875,840	3.1%
Environmental Protection Agency (“EPA”)	5.7	225,418	2.2%	9,354,510	2.5%
U.S. Joint Staff Command (“JSC”)	2.4	403,737	3.9%	8,556,070	2.2%
Federal Aviation Administration (“FAA”)	0.8	188,768	1.8%	7,925,559	2.1%
Bureau of the Fiscal Service (“BFS”)	11.7	266,176	2.6%	7,027,164	1.8%
Social Security Administration (“SSA”)	7.0	192,185	1.9%	5,604,729	1.5%
Patent and Trademark Office (“PTO”)	9.0	190,546	1.8%	5,351,518	1.4%
Federal Emergency Management Agency (“FEMA”)	12.8	210,373	2.0%	4,668,336	1.2%
U.S. Attorney Office (“USAO”)	8.9	110,776	1.1%	4,149,219	1.1%
U.S. Forest Service (“USFS”)	5.5	98,720	1.0%	3,699,413	1.0%
Department of Transportation (“DOT”)	13.4	116,046	1.1%	3,402,561	0.9%
Customs and Border Protection (“CBP”)	9.7	64,737	0.6%	3,247,340	0.9%
National Archives and Records Administration (“NARA”)	6.4	161,730	1.6%	2,697,002	0.7%
National Weather Service (“NWS”)	8.0	94,378	0.9%	2,171,933	0.6%
U.S. Department of Agriculture (“USDA”)	2.1	60,257	0.6%	1,880,319	0.5%
National Park Service (“NPS”)	3.5	62,772	0.6%	1,873,659	0.5%
U.S. Coast Guard (“USCG”)	2.0	59,547	0.6%	1,641,350	0.4%
National Oceanic and Atmospheric Administration (“NOAA”)	5.7	33,403	0.3%	1,411,161	0.4%
Transportation Security Administration (“TSA”)	8.0	44,075	0.4%	1,172,916	0.3%
Homeland Security Investigations (“HSI”)	10.2	27,840	0.3%	1,117,020	0.3%
Small Business Administration (“SBA”)	13.6	44,969	0.4%	1,022,945	0.3%
U.S. Army Corps of Engineers (“ACOE”)	4.1	33,407	0.3%	969,264	0.3%
General Services Administration - Other	9.7	33,365	0.3%	831,614	0.2%
Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”)	7.2	23,775	0.2%	730,282	0.2%
Department of Energy (“DOE”)	7.3	4,846	0.0%	277,782	0.1%
Federal Energy Regulatory Commission (“FERC”)	13.6	6,214	0.1%	249,641	0.1%
U.S. Probation Office (“USPO”)	13.1	6,621	0.1%	179,851	0.0%
U.S. Marshals Service (“USMS”)	1.1	1,054	0.0%	48,551	0.0%
Department of Labor (“DOL”)	13.1	574	0.0%	15,598	0.0%
Subtotal	9.8	9,083,330	87.6%	$335,289,114	88.1%

Tenant(1)	Weighted Average Remaining Lease Term(2)	Leased Square Feet	Percentage of Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income
State and Local Government Tenants
District of Columbia Government	12.2	238,062	2.3%	$15,505,639	4.0%
Wake County Public School System	8.5	249,605	2.4%	7,425,131	1.9%
State of California Employee Development Department	8.1	65,133	0.6%	2,296,631	0.6%
State of California Department of Industrial Relations	7.8	30,140	0.3%	1,067,748	0.3%
State of New Mexico Health Care Authority	11.0	32,534	0.3%	962,059	0.3%
New York State Court of Claims	0.7	14,274	0.1%	390,934	0.1%
Subtotal	9.8	629,748	6.0%	$27,648,142	7.2%

Private Tenants
York Space Systems	6.0	138,125	1.3%	$5,012,523	1.2%
Northrup Grumman Systems Corporation	4.9	203,382	2.0%	4,997,547	1.3%
Other Private Tenants	3.8	67,081	0.6%	2,521,521	0.7%
CVS Health	4.6	41,462	0.4%	1,397,942	0.4%
Jacobs Engineering Group, Inc.	2.0	37,858	0.4%	1,133,460	0.3%
HUB International Midwest Limited	6.8	29,074	0.3%	849,191	0.2%
St. Luke's Health System	2.0	32,043	0.3%	816,235	0.2%
Pate Rehabilitation Endeavors, LLC	6.1	25,603	0.2%	805,639	0.2%
University of Central Missouri	6.5	22,374	0.2%	469,429	0.1%
Lummus Corporation	2.6	70,078	0.7%	411,207	0.1%
Subtotal	4.6	667,080	6.4%	$18,414,694	4.7%
Total / Weighted Average	9.5	10,380,158	100.0%	$381,351,950	100.0%
(1)
If a property is leased to multiple tenants the weighted average remaining lease term, leased square feet, annualized lease income and percentage of total annualized lease income have been allocated to the respective tenant agency.
(2)
Weighted based on leased square feet.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the average age of these properties based on the date the property was built or renovated-to-suit where applicable (approximately 20.5 years), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. The following table sets forth a schedule of lease expirations for leases in place as of December 31, 2025, and includes leases in place for properties held by our unconsolidated joint venture:

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage Expiring	Percentage of Portfolio Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2026	4	344,916	3.3%	$13,784,542	3.6%	39.96
2027	11	570,481	5.5%	20,821,832	5.5%	36.50
2028	13	906,740	8.7%	21,451,549	5.6%	23.66
2029	10	757,363	7.3%	24,918,878	6.5%	32.90
2030	5	68,400	0.7%	1,855,232	0.5%	27.12
2031	7	438,648	4.2%	16,745,256	4.4%	38.17
2032	11	712,188	6.9%	22,196,450	5.8%	31.17
2033	10	566,197	5.5%	22,157,650	5.8%	39.13
2034	10	507,793	4.9%	21,206,591	5.6%	41.76
2035	7	440,450	4.2%	17,570,724	4.6%	39.89
Thereafter	55	5,066,982	48.8%	198,643,246	52.1%	39.20
Total / Weighted Average	143	10,380,158	100.0%	$381,351,950	100.0%	$36.74
(1)
The year of lease expirations is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of December 31, 2025, 7 leases occupying approximately 3.8% of our leased square feet and contributing approximately 3.9% of our annualized lease income have exercisable rights to terminate their leases before the stated term of their lease expires.

Information about our development properties as of December 31, 2025 is set forth in the table below:

Property Name	Location	Tenant	Property Type	Lease Term	Estimated Leased Square Feet
JUD - Flagstaff	Flagstaff, AZ	Judiciary of the U.S. Government	C (1)	20-year	50,777
JUD - Medford	Medford, OR	Judiciary of the U.S. Government	C (1)	20-year	40,035
FL - Fort Myers	Fort Myers, FL	Florida Department of Law Enforcement	L (2)	25-year	64,000
Total					154,812
(1)
C=Courthouse
(2)
L=Laboratory

Item 3. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange under the symbol “DEA”. We had 35 stockholders of record of our common stock as of February 13, 2026. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Performance Graph

The following performance graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the Russell 2000 Index and the cumulative total return of the FTSE Nareit Equity REITs Index. The FTSE Nareit Equity REITs Index represents performance of all publicly-traded US Equity REITs not designated as Timber REITs or Infrastructure REITs. The graph covers the period from December 31, 2020 through December 31, 2025 and assumes that $100 was invested in our common stock and in each index on December 31, 2020 and that all dividends were reinvested. The information in this paragraph and the following performance graph are deemed to be furnished, not filed.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the audited consolidated financial statements and related notes thereto as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 and the sections entitled “Risk Factors,” “Forward Looking Statements,” “Business,” and “Properties” contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Forward Looking Statements.”

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

We focus primarily on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We continue to pursue opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of December 31, 2025, we wholly owned 93 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States encompassing approximately 10.4 million leased square feet (9.8 million pro rata), including 93 operating properties that were leased primarily to U.S. Government tenant agencies, six operating properties leased to tenant agencies of a U.S. state or local government and four operating properties that were entirely leased to private tenants. As of December 31, 2025, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned three properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

Our operating partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of our operating partnership and owned approximately 96.6% of the aggregate limited partnership interests in our operating partnership, which we refer to herein as common units, as of December 31, 2025. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

Reverse Stock Split and Reduction in Authorized Shares

On April 28, 2025, we effected a 1-for-2.5 reverse stock split of our issued and outstanding common stock, which reverse stock split was previously approved by our Board of Directors (the “Reverse Stock Split”). As a result, every 2.5 shares of issued and outstanding common stock were consolidated into 1 share. Concurrently with the Reverse Stock Split, our operating partnership completed a corresponding 1-for-2.5 reverse unit split of outstanding common units and LTIP units (the “Reverse Unit Split”). All share and per share amounts, including earnings per share, in these financial statements have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split. Accordingly, the Reverse Stock Split reduced the number of shares outstanding on April 28, 2025 from 112,263,028 to 44,905,158. On May 8, 2025, we reduced the number of our authorized shares of common stock from 200,000,000 to 80,000,000, in proportion with the 1-for-2.5 Reverse Stock Split effected by us on April 28, 2025. The par value of the common stock remained unchanged at $0.01 per share following both the Reverse Stock Split and the reduction in authorized shares. For additional information, see Note 9, Note 10 and Note 11 to the Consolidated Financial Statements.

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

On January 16, 2026, we acquired a 297,713 leased square foot campus consisting of three real estate operating properties near Richmond, Virginia. The assets are leased primarily to the Commonwealth of Virginia and have lease expirations ranging from 2027 to 2036.

Developments

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

Disposition

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

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2025 and December 31, 2024

The financial information presented below summarizes the results of operations of our company for the years ended December 31, 2025 and 2024.

	For the years ended December 31,
(Amounts in thousands)	2025	2024	Change
Revenues
Rental income	$321,669	$289,601	$32,068
Tenant reimbursements	5,855	6,544	(689)
Asset management income	2,544	2,302	242
Other income	6,031	3,605	2,426
Total revenues	336,099	302,052	34,047
Expenses
Property operating	77,496	70,151	7,345
Real estate taxes	33,915	30,924	2,991
Depreciation and amortization	113,897	96,333	17,564
Acquisition costs	1,420	1,878	(458)
Corporate general and administrative	26,041	24,450	1,591
Provision for (recovery of) credit losses	(445)	1,527	(1,972)
Total expenses	252,324	225,263	27,061
Other income (expense)
Income from unconsolidated real estate venture	6,781	6,051	730
Interest expense, net	(74,454)	(62,433)	(12,021)
Gain on the sale of real estate	—	171	(171)
Impairment loss	(2,545)	—	(2,545)
Net income	$13,557	$20,578	$(7,021)

Revenues

Total revenues increased $34.0 million to $336.1 million for the year ended December 31, 2025 compared to $302.1 million for the year ended December 31, 2024.

The $32.1 million increase in Rental income is primarily attributable to the three operating properties acquired since December 31, 2024 and a full period of operations from the nine operating properties acquired during the year ended December 31, 2024.

The $0.7 million decrease in Tenant reimbursements is primarily attributable to a decrease in tenant project reimbursements.

The $0.2 million increase in Asset management income is attributable to the fee earned by us for asset management of the JV from a full period of operations from the one property acquired during the year ended December 31, 2024.

The $2.4 million increase in Other income is primarily attributable to an increase in interest income.

Expenses

Total expenses increased by $27.1 million to $252.3 million for the year ended December 31, 2025 compared to $225.3 million for the year ended December 31, 2024.

The $7.3 million increase in Property operating expenses is primarily attributable to the three operating properties acquired since December 31, 2024 as well as a full period of operations from the nine operating properties acquired during the year ended December 31, 2024.

The $3.0 million increase in Real estate taxes is primarily attributable to the three operating properties acquired since December 31, 2024 as well as a full period of operations from the nine operating properties acquired during the year ended December 31, 2024.

The $17.6 million increase in Depreciation and amortization is primarily attributable to the three operating properties acquired since December 31, 2024 as well as a full period of operations from the nine operating properties acquired during the year ended December 31, 2024.

The $1.6 million increase in Corporate and general administrative costs was primarily due to an increase in non-cash compensation.

The $2.0 million decrease in Provision for (recovery of) credit losses is primarily due to a downward adjustment to our credit allowance due to net paydowns of Real estate loan receivable and change in market conditions.

Income from unconsolidated real estate venture

The $0.7 million increase in Income from unconsolidated real estate venture is primarily attributable to our pro rata share of operations from a full period of operations from the one operating property acquired by the JV during the year ended December 31, 2024.

Interest expense, net

Interest expense, net increased by $12.0 million to $74.5 million for the year ended December 31, 2025 compared to $62.4 million for the year ended December 31, 2024. The increase is primarily attributable to the fixed rate senior unsecured notes issued in 2024 and 2025.

Gain on the sale of real estate

For the year ended December 31, 2024, we recognized a Gain on the sale of a land parcel totaling $0.2 million.

Impairment loss

During the twelve months ended December 31, 2025, we recognized an impairment loss totaling $2.5 million for our ICE – Otay property to reduce its carrying value to its estimated fair value. ICE – Otay was a 52,881 rentable square foot office building located in San Diego, California.

Comparison of Results of Operations for the Years Ended December 31, 2024 and December 31, 2023

Information pertaining to fiscal year 2023 was included in our Annual Report on Form 10-K for the year ended December 31, 2024 on page 40 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which was filed with the SEC on February 25, 2025.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, development activities at JUD – Flagstaff, JUD – Medford and FL – Fort Myers, planned and possible acquisitions of properties, stockholder distributions to maintain our qualification as a REIT, potential repurchases of common stock under our share repurchase program and other capital obligations associated with conducting our business. At December 31, 2025, we had approximately $23.4 million available in cash and cash equivalents, $10.3 million of restricted cash and there was approximately $200.8 million available under our revolving credit facility.

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

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•
development and redevelopment activities, including major redevelopment, renovation or expansion programs at JUD – Flagstaff, JUD – Medford, FL – Fort Myers and other individual properties;
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

The 2019 ATM Program, which also provided for the issuance and sale of shares of our common stock having an aggregate offering price of up to $300.0 million in “at the market” offerings and forward sale transactions, was terminated on April 30, 2025 and there were no issuances under the 2019 ATM Program during the twelve months ended December 31, 2025.

The following table sets forth certain information with respect to issuances under the 2021 ATM Program in each fiscal quarter for the year ended December 31, 2025 (amounts in thousands except share amounts):

	2021 ATM Program
For the Three Months Ended:	Number of Shares Issued (1)	Net Proceeds (1)
March 31, 2025 (2)	1,514,266	$40,858
June 30, 2025 (2)	202,721	5,315
September 30, 2025	750,000	16,812
December 31, 2025	—	—
Total	2,466,987	$62,985
(1)
Shares issued by us, which were all issued in settlement of forward sale transactions. As of December 31, 2025, we had settled all of our outstanding forward sale transactions under the 2021 ATM Program. We accounted for the forward sale transactions as equity.
(2)
Share amounts have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split.

We used the net proceeds received from such sales for general corporate purposes. As of December 31, 2025, we had approximately $236.2 million of gross sales of our common stock available under the 2021 ATM Program.

Share Repurchase Program

On April 28, 2022, our board of directors authorized a share repurchase program whereby we may repurchase up to 1,815,597 shares of our common stock (adjusted for the Reverse Stock Split), or approximately 5% of our outstanding shares as of the authorization date. We are not required to purchase shares under the share repurchase program, but may choose to do so in the open market or through privately negotiated transactions at times and amounts based on our evaluation of market conditions and other factors.

No repurchases of shares of our common stock were made under the share repurchase program during the year ended December 31, 2025.

Debt

Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of December 31, 2025 (dollars in thousands):

	Principal Outstanding	Interest	Current
Loan	December 31, 2025	Rate (1)(2)	Maturity
Revolving credit facility:
2024 revolving credit facility (3)	$199,050	S + 145 bps	June 2028 (4)
Total revolving credit facility	199,050

Term loan facilities:
2016 term loan facility	100,000	5.31% (5)	January 2028 (6)
2018 term loan facility	200,000	5.09% (7)	August 2028 (8)
Total term loan facilities	300,000
Less: Total unamortized deferred financing fees	(2,800)
Total term loan facilities, net	297,200

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
2024 series B senior notes	50,000	6.56%	August 2033
2025 series A senior notes	25,000	6.13%	March 2030
2025 series B senior notes	100,000	6.33% (9)	August 2033
Total notes payable	1,025,000
Less: Total unamortized deferred financing fees	(6,116)
Total notes payable, net	1,018,884

Mortgage notes payable:
USFS II - Albuquerque	7,491	4.46%	July 2026
ICE - Charleston	8,920	4.21%	January 2027
VA - Loma Linda	127,500	3.59%	July 2027
CBP - Savannah	7,789	3.40%	July 2033
Total mortgage notes payable	151,700
Less: Total unamortized deferred financing fees	(355)
Less: Total unamortized premium/discount	(154)
Total mortgage notes payable, net	151,191

Total debt	$1,666,325
(1)
Effective interest rates are as follows: 2016 term loan facility 5.59%, 2018 term loan facility 5.53%, 2017 series A senior notes 4.15%, 2017 series B senior notes 4.23%, 2017 series C senior notes 4.37%, 2019 series A senior notes 3.82%, 2019 series B senior notes 3.91%, 2019 series C senior notes 4.04%, 2021 series A senior notes 2.74%, 2021 series B senior notes 2.99%, 2024 series A senior notes 6.74%, 2024 series B senior notes 6.73%, 2025 series A senior notes 6.36%, 2025 series B senior notes 6.51%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.
(2)
At December 31, 2025, the USD SOFR with a five day lookback (“SOFR” or “S”) was 3.66%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $400.0 million senior unsecured revolving credit facility(the “2024 revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (as amended, our “2016 term loan facility”) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.
(3)
Our 2024 revolving credit facility had available capacity of $200.8 million at December 31, 2025, in addition to an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
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
(7)
Our 2018 term loan facility is subject to three interest rate swaps, one of which has an effective date of March 24, 2025 and the remaining two have an effective date of June 30, 2025. The three swaps have an aggregate notional value of $200.0 million, which effectively fix the interest rate at 5.09% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
(8)
Our 2018 term loan facility has two one-year as-of-right extension options subject to certain conditions and the payment of an extension fee.
(9)
We entered into two $50.0 million treasury lock agreements to fix the Treasury rate of our 2025 series B senior notes. For a more complete description of the treasury lock agreements, see Note 7 Derivatives and Hedging Activities.

2016 Term Loan Facility

On January 8, 2025, we entered into the ninth amendment to our senior unsecured term loan agreement, dated as of September 29, 2016, to extend the maturity date of our 2016 term loan facility from January 30, 2025 to January 28, 2028. Additionally, the ninth amendment increased the capacity limit on the accordion feature from $150.0 million to $250.0 million.

Effective September 30, 2025, we entered into the tenth amendment to our senior unsecured term loan agreement, dated as of September 29, 2016, to remove the minimum consolidated tangible net worth financial covenant.

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

2018 Term Loan Facility

On August 21, 2025, we entered into a fifth amendment to our second amended and restated credit agreement, dated as of July 23, 2021, to extend the maturity date of our 2018 term loan facility from July 23, 2026 to August 21, 2028 and upsize lender commitment from $174.5 million to $200.0 million. Further, we may exercise, at our discretion, two one-year extension options, subject to certain conditions. Lastly, the term loan amendment also removes the minimum consolidated tangible net worth financial covenant and includes an accordion feature that provides the Company with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $100.0 million. In connection with the extension, we recognized an aggregate $0.1 million loss on debt extinguishment during the twelve months ended December 31, 2025, which is included in Interest expense, net on our Consolidated Statements of Operations.

2024 Revolving Credit Facility

Effective September 2, 2025, we amended the credit agreement governing our 2024 revolving credit facility to remove the minimum consolidated tangible net worth financial covenant.

See Note 6 to the Consolidated Financial Statements for additional information on our 2024 revolving credit facility, our 2018 term loan facility and our 2016 term loan facility.

Our 2024 revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of December 31, 2025, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of December 31, 2025 (dollars in thousands):

Debt Capital Structure	December 31, 2025
Total principal outstanding	$1,675,750
Weighted average maturity	4.2 years
Weighted average interest rate	4.6%
% Variable debt	11.9%
% Fixed debt (1)	88.1%
% Secured debt	8.8%
(1)
Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Material Cash Commitments

The following table shows our material cash commitments as of December 31, 2025:

	Payments due by period
	Total	2026	2027	2028	2029	2030	Thereafter
Mortgage principal and interest	$160,337	$15,470	$138,367	$1,169	$1,168	$1,166	$2,997
Revolving credit facility principal and interest	224,811	10,623	10,623	203,565	—	—	—
Term loan facilities principal and interest	337,800	15,570	15,570	306,660	—	—	—
Senior unsecured notes payable principal and interest	1,285,483	45,868	138,561	91,742	173,515	258,042	577,755
Development property obligations (1)	48,952	48,952	—	—	—	—	—
Total	$2,057,383	$136,483	$303,121	$603,136	$174,683	$259,208	$580,752
(1)
Due to the long-term nature of certain construction and development contracts included in this line, the amounts reported in the table represent our estimate of the timing for the related obligations being paid.

On April 1, 2025, the borrower of the real estate loan receivable paid off approximately $15.0 million of the outstanding balance of the loan reducing our total commitment. As of both December 31, 2025 and the date of this Annual Report on Form 10-K, the outstanding balance of the loan receivable was $35.6 million and our remaining obligation to fund was $0.4 million. We expect to fund the remaining commitment through the anticipated maturity of the loan on August 31, 2027, depending on the borrower's election to use the commitments. For a more complete description of the real estate loan receivable, see Note 5 to the Consolidated Financial Statements.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of December 31, 2025, our investment in the JV was $304.7 million. As of December 31, 2025, we committed capital, net of return of over committed capital, to the JV totaling $329.7 million and have a remaining capital commitment of $8.5 million. None of the properties owned by the JV are encumbered by mortgage indebtedness.

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

A summary of dividends declared by the board of directors per share of common stock and per common unit (as adjusted to reflect the Reverse Stock Split and Reverse Unit Split) of our operating partnership at the date of record is as follows:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2025	April 9, 2025	May 5, 2025	May 17, 2025	0.450
Q2 2025	July 30, 2025	August 13, 2025	August 25, 2025	0.450
Q3 2025	October 23, 2025	November 7, 2025	November 20, 2025	0.450
Q4 2025	February 18, 2026	March 5, 2026	March 19, 2026	0.450

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

Cash Flow

Comparison of Cash Flow for the Years Ended December 31, 2025 and December 31, 2024

The following table sets forth a summary of cash flows for our company for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
	2025	2024	Change
(Amounts in thousands)
Net cash provided by (used in):
Operating activities	$259,194	$162,635	$96,559
Investing activities	(285,285)	(409,645)	124,360
Financing activities	31,918	252,875	(220,957)

Operating Activities

We generated $259.2 million and $162.6 million of cash from operating activities during the years ended December 31, 2025 and 2024, respectively. Net cash provided by operating activities for the year ended December 31, 2025 included $125.2 million in net cash from rental activities net of expenses, $115.4 million related to the changes in tenant accounts receivables, prepaid expense and other assets, real estate loan interest receivable, deferred revenue associated with operating leases, principal payments on operating lease obligations and accounts payable, accrued expenses and other liabilities and distributions from investment in unconsolidated real estate venture of $18.6 million. Net cash provided by operating activities for the year ended December 31, 2024 included $107.0 million in net cash from rental activities net of expenses, $43.5 million related to the changes in tenant accounts receivables, prepaid expense and other assets, real estate loan interest receivable, deferred revenue associated with operating leases, principal payments on operating lease obligations and accounts payable, accrued expenses and other liabilities and distributions from investment in unconsolidated real estate venture of $12.1 million.

Investing Activities

We used $285.3 million and $409.6 million in cash for investing activities during the years ended December 31, 2025 and 2024, respectively. Net cash used in investing activities for the year ended December 31, 2025 primarily included $180.0 million in real estate acquisitions and deposits, $76.6 million in additions to development properties, $34.1 million in additions to operating properties and $14.3 million in investment in real estate loan receivable, net, offset by $16.2 million in repayments of real estate loan receivable and $3.5 million in proceeds from sale, net. Net cash used in investing activities for the year ended December 31, 2024 primarily included $188.1 million in real estate acquisitions and deposits, $116.0 million in additions to development properties, $40.1 million in investment in unconsolidated real estate venture, $35.4 million in additions to operating properties, and $34.2 million in investment in real estate loan receivable, net, offset by $2.2 million in proceeds from sale, net and $2.0 million in distributions from investment in unconsolidated real estate venture.

Financing Activities

We generated $31.9 million and $252.9 million in cash from financing activities during the years ended December 31, 2025 and 2024, respectively. Net cash generated in financing activities for the year ended December 31, 2025 included $125.0 million in note payable issuances, $63.6 million in gross proceeds from issuance of shares of our common stock and $25.5 million in term loan proceeds offset by $94.6 million in dividends, $75.5 million in net paydowns under the revolving credit facility, $4.9 million in deferred financing costs, $4.6 million in mortgage debt repayment, $1.9 million in treasury lock settlement and $0.7 million in the payment of deferred offering costs. Net cash generated by financing activities for the year ended December 31, 2024 included $200.0 million in note payable issuances, $195.6 million in net draws under the revolving credit facility, and $71.8 million in gross proceeds from issuance of shares of our common stock offset by $115.9 million in dividends, $64.3 million in mortgage debt repayment, $25.5 million in term loan repayments, $7.9 million in deferred financing costs and $0.9 million in the payment of deferred offering costs.

Comparison of Cash Flow for the Years Ended December 31, 2024 and December 31, 2023

Information pertaining to fiscal year 2023 was included in our Annual Report on Form 10-K for the year ended December 31, 2024 on page 47 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which was filed with SEC on February 25, 2025.

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

We adjust FFO to present Core FFO as an alternative measure of our operating performance, which, when applicable, excludes items which we believe are not representative of ongoing operating results, such as liability management related costs (including losses on extinguishment of debt and modification costs), provision for (recovery of) credit losses, catastrophic event charges, depreciation of non-real estate assets, and the unconsolidated real estate venture’s allocated share of these adjustments. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results. We believe Core FFO more accurately reflects the ongoing operational and financial performance of our core business.

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

The following table sets forth a reconciliation of our net income to FFO and Core FFO for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	For the years ended December 31,
	2025	2024	2023
Net income	$13,557	$20,578	$21,060
Depreciation of real estate assets	112,891	95,326	90,288
Gain on sale of operating property	—	(171)	—
Impairment loss	2,545	—	—
Unconsolidated real estate venture allocated share of above adjustments	9,123	8,256	7,639
FFO	138,116	123,989	118,987
Adjustments to FFO:
Loss on extinguishment of debt	1,158	260	14
Provision for (recovery of) credit losses	(445)	1,527	—
Natural disaster event expense, net of recovery	168	95	69
Depreciation of non-real estate assets	1,006	1,007	1,003
Unconsolidated real estate venture allocated share of above adjustments	65	66	66
Core FFO	$140,068	$126,944	$120,139

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

Approximately 90% of our rental income comes from U.S. Government tenants. We expect that leases to agencies of the U.S. Government will continue to be our primary source of revenues for the foreseeable future. Due to such concentration, adverse events or conditions that affect the U.S. Government could have a more negative effect on our financial condition and operations than if our tenant base was more diverse. However, positive or negative changes in conditions in local markets, such as changes in economic or other conditions, employment rates, local tax and budget conditions, recession, competition for real property investments in these markets, uncertainty about the future and other factors are significantly less likely to impact our overall performance.

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

Development Activities

As of December 31, 2025, we had three properties under development. We intend to continue to engage in development and redevelopment activities with respect to our properties, including build-to-suit new developments and redevelopments for existing U.S. Government tenant agencies. These development activities may include some risks such as:

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

Real Estate Properties Acquired

When we acquire real estate properties, we allocate the purchase price to numerous tangible and intangible components. The fair value of the acquired assets and assumed liabilities is estimated using future cash flow models. Our process for determining the allocation to these components requires many estimates and assumptions, including the following: (1) determination of market land, rental, discount and capitalization rates; (2) estimation of leasing and tenant improvement costs associated with the remaining term of acquired leases; (3) assumptions used in determining the in-place lease and if-vacant value including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs; and (4) allocation of the if-vacant value between land and building. A change in any of the above key assumptions can materially change not only the presentation of acquired properties in our consolidated financial statements but also our reported results of operations.

We completed acquisitions of three wholly owned operating properties for an aggregate purchase price of $169.9 million during the year ended December 31, 2025. We completed acquisitions of nine wholly owned operating properties for an aggregate purchase price of $184.9 million during the year ended December 31, 2024. These transactions were accounted for as asset acquisitions, and the purchase price of each was allocated based on the relative fair value of the asset acquired and liabilities assumed.

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

On a quarterly basis, we assess the recoverability of the carrying amount of our real estate and related intangibles. Our assessment resulted in the remeasurement of ICE – Otay in the third quarter of 2025, which was written down to its estimated fair value. Our estimate of the fair value was based on a pending offer from a third party to acquire the property. The remeasurement resulted in an impairment loss of $2.5 million, which is included in "Impairment loss" in our Consolidated Statements of Operations for the year ended December 31, 2025.

As of December 31, 2024, no impairment related to our long-lived assets was identified.

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

As of December 31, 2025, the carrying amount of our investment in our unconsolidated real estate venture was $304.7 million, or approximately 9.0% of our total assets. As of December 31, 2024, the carrying amount of our investment in our unconsolidated real estate venture was $316.5 million, or approximately 9.8% of our total assets. During the years ended December 31, 2025 and 2024, no other-than-temporary impairment related to our unconsolidated real estate venture was identified.

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

As of December 31, 2025, $1.5 billion, or 88.1% of our debt, excluding unamortized premiums and discounts, had fixed interest rates or rates effectively fixed through interest rate swaps and $199.1 million, or 11.9%, had variable interest rates based on SOFR. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.5 million annually.

Item 8. Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a -15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2025. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 Framework). Based on our assessment management concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)

On February 18, 2026, the Compensation Committee of the Board of Directors of the Company approved the adoption of an Executive Cash Severance Plan (the “Executive Severance Plan”) under which Darrell W. Crate, the Company’s Chief Executive Officer and President and other named executive officers, namely Michael P. Ibe, the Company’s Executive Vice President, Development and Acquisitions and Vice Chairman of the Board of Directors, Allison E. Marino, the Company’s Executive Vice President, Chief Financial Officer, and Franklin V. Logan, the Company’s Executive Vice President, General Counsel and Secretary are eligible to receive severance cash payments in the event of a qualifying termination of employment with the Company.

Involuntary Termination Outside of the Change in Control Period:

Under the terms of the Executive Severance Plan, in the event that an eligible participant’s employment is terminated by the Company or an affiliate without Cause (as defined in the Executive Severance Plan) and due to a reason other than such participant’s death or Disability (as defined in the Executive Severance Plan) or the eligible participant resigns for Good Reason (as defined in the Executive Severance Plan), and such termination or resignation occurs outside of the period beginning six months prior to a Change in Control (as defined in the Executive Severance Plan) and ending (i) for Mr. Crate, 24 months after the date that the Change in Control is consummated, (ii) for Mr. Ibe and Ms. Marino, 18 months after the date that the Change in Control is consummated and (iii) for Mr. Logan, 12 months after the date that the Change in Control is consummated (the “Change in Control Period”), the eligible participant will be entitled to receive (1) an amount equal to (A) for Mr. Crate, three times, (B) for Mr. Ibe and Ms. Marino, one and a half times and (C) for Mr. Logan, one times the sum of (x) the eligible participant’s annual base salary at the rate in effect as of the date of termination and (y) the eligible participant’s target annual cash incentive compensation (“Target Bonus”) in effect immediately prior to the date of termination, (2) a pro-rated portion of the eligible participant’s Target Bonus in effect immediately prior to the date of termination and (3) an amount equal to the eligible participant’s monthly COBRA premiums on the date of termination multiplied by 24. Such amounts are payable in a lump sum within 60 days of the date of termination.

Receipt of such severance payments and benefits is subject to the eligible participant’s execution and the effectiveness of a separation agreement and release in a form and manner satisfactory to and provided by the Company that contains, among other provisions, a general release of claims in favor of the Company and related persons and entities, confidentiality, return of property and non-disparagement provisions, a reaffirmation of the eligible participant’s Continuing Obligations (as defined in the Executive Severance Plan), and, in the Company’s sole discretion, a post-employment noncompetition agreement, and provides that if the eligible participant breaches any of the Continuing Obligations, all severance payments and benefits shall immediately cease.

Involuntary Termination During a Change in Control Period:

If an eligible participant’s employment is terminated by the Company or an affiliate without Cause and for a reason other than the participant’s death or Disability or if an eligible participant resigns for Good Reason and such termination or resignation occurs during the Change in Control Period, the eligible participant will be entitled to receive (1) an amount equal to (A) for Mr. Crate, three times, (B) for Mr. Ibe and Ms. Marino, two times and (C) for Mr. Logan, one and a half times the sum of (x) the eligible participant’s annual base salary at the rate in effect as of the date of termination or the date of the Change in Control, whichever is higher, and (y) the eligible participant’s Target Bonus in effect immediately prior to the date of termination or the date of the Change in Control, whichever is higher, (2) a pro-rated portion of the eligible participant’s Target Bonus in effect immediately prior to the date of termination or the date of the Change in Control, whichever is higher, and (3) an amount equal to the eligible participant’s monthly COBRA premiums on the date of termination multiplied by 24. Such amounts are payable in a lump sum within 60 days of the date of termination.

Receipt of such severance payments and benefits is subject to the eligible participant’s execution and the effectiveness of a general release of claims against the Company and all related persons and entities.

Termination Due to Death or Disability:

If an eligible participant’s employment is terminated due to the eligible participant’s death or Disability, the eligible participant will be entitled to receive (1) a pro-rated portion of the eligible participant’s Target Bonus in effect immediately prior to the date of termination and (2) an amount equal to the eligible participant’s monthly COBRA premiums on the date of termination multiplied by 18. Such amounts are payable in a lump sum within 60 days of the date of termination.

Receipt of such severance payments and benefits is subject to the eligible participant’s execution and the effectiveness of a general release of claims against the Company and all related persons and entities.

The foregoing description of the Executive Severance Plan does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such plan, a copy of which is attached hereto as Exhibit 10.34 and incorporated herein by reference.

(b)

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The other information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our directors, officers, employees and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. It is also our policy to comply with all insider trading laws and regulations. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes certain information about our equity compensation plans as of December 31, 2025 (adjusted for the Reverse Stock Split).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(2)(3)(4)	2,886,327	$—	380,318
Equity compensation plans not approved by stockholders	—	—	—
Total	2,886,327	$—	380,318
(1)
Includes information related to the Company's 2015 and 2024 Equity Incentive Plans.
(2)
The amount in column (a) includes 984,704 LTIP units (adjusted for the Reverse Unit Split) issued under our 2015 and 2024 Equity Incentive Plans that, upon the satisfaction of certain conditions, are convertible into common units, which may then be redeemed for cash, or, at our option, an equal number of shares of common stock, subject to certain restrictions. There is no exercise price associated with LTIP units.
(3)
The amount in column (c) excludes the number of LTIP units referenced in column (a) and 74,978 shares of restricted common stock (adjusted for the Reverse Stock Split) issued under our 2015 and 2024 Equity Incentive Plans.
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

10.4†	2015 Equity Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on March 30, 2015 and incorporated herein by reference)

10.5†	Easterly Government Properties, Inc. 2024 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on April 29, 2025 and incorporated herein by reference)

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

10.9

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

10.10

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

10.11

Third Amendment to Second Amended and Restated Credit Agreement, dated as of May 30, 2023, by and among the Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and PNC Bank, National Association, as Co-Syndication Agents, BMO Harris Bank, N.A., Raymond James Bank, Royal Bank of Canada and Truist Bank, as Co-Documentation Agents, and Citibank, N.A., Wells Fargo Securities, LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Running Managers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 2, 2023 and incorporated herein by reference)

10.12

Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of July 15, 2024, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and PNC Bank, National Association, as Co-Syndication Agents, BMO Harris Bank, N.A., Raymond James Bank, Royal Bank of Canada and Truist Bank, as Co-Documentation Agents, and Citibank, N.A., Wells Fargo Securities, LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Running Managers (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q on July 31, 2024 and incorporated herein by reference)

10.13

Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of August 21, 2025, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., PNC Bank, National Association, Truist Bank and U.S. Bank National Association as Co-Syndication Agents, Raymond James Bank, Royal Bank of Canada, as Documentation Agent, and Citibank, N.A., Wells Fargo Securities, LLC, PNC Capital Markets LLC, Truist Bank and U.S. Bank National Association as Joint Lead Arrangers and Joint Book Running Managers (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q on October 27, 2025 and incorporated herein by reference)

10.14

Credit Agreement, dated as of June 3, 2024, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., PNC Bank, National Association and Truist Bank, as Co-Syndication Agents, BMO Bank, N.A., Raymond James Bank and U.S. Bank National Association, as Co-Documentation Agents, and Citibank, N.A., Wells Fargo Securities, LLC, PNC Capital Markets LLC and Truist Securities, Inc., as Joint Lead Arrangers and Joint Book Running Managers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2024 and incorporated herein by reference)

10.15

First Amendment to Credit Agreement, dated as of September 2, 2025, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., PNC Bank, National Association and Truist Bank (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on October 27, 2025 and incorporated herein by reference)

10.16

Term Loan Agreement, among Easterly Government Properties LP, as Borrower, Easterly Government Properties, Inc., as Parent Guarantor, and certain subsidiaries of Easterly Government Properties, Inc. from time to time party thereto, as Guarantors, PNC Bank, National Association, as Administrative Agent, U.S. Bank National Association and SunTrust Bank, as Syndication Agents, and PNC Capital Markets LLC, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners and the Initial Lenders named therein, dated September 29, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 5, 2016 and incorporated herein by reference)

10.17

Second Amendment to Term Loan Agreement by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and SunTrust Bank, as Lenders, dated as of June 18, 2018 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 21, 2018 and incorporated herein by reference)

10.18

Third Letter Amendment to Term Loan Agreement, dated as of October 3, 2018, by and among Easterly Government Properties, Inc., as Parent Guarantor, Easterly Government Properties LP, as Borrower, the Subsidiary Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and SunTrust Bank, as Lenders (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 5, 2018 and incorporated herein by reference)

Exhibit	Exhibit Description

10.19

Fourth Amendment to Term Loan Agreement, dated as of July 23, 2021, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 29, 2021 and incorporated herein by reference)

10.20

Fifth Amendment to Term Loan Agreement, dated as of November 29, 2022, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on November 30, 2022 and incorporated herein by reference)

10.21

Sixth Amendment to Term Loan Agreement, dated as of May 30, 2023, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and a Lender, and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on June 2, 2023 and incorporated herein by reference)

10.22

Seventh Amendment to Term Loan Agreement, dated as of January 23, 2024, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and a Lender, and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 25, 2024 and incorporated herein by reference)

10.23

Eighth Amendment to Term Loan Agreement, dated as of July 15, 2024, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and a Lender, and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2024 and incorporated herein by reference)

10.24

Ninth Amendment to Term Loan Agreement, dated as of January 8, 2025, by and among Easterly Government Properties Inc., Easterly Government Properties LP, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and a Lender, and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 14, 2025 and incorporated herein by reference)

10.25*

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

10.34*†	Easterly Government Properties, Inc. Executive Cash Severance Plan

19.1	Easterly Government Properties, Inc. Insider Trading Policy (previously filed as Exhibit 19.1 to the Company's Annual Report on Form 10-K on February 25, 2025 and incorporated herein by reference)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

97.1	Incentive-based Compensation Recovery Policy (previously filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K on February 27, 2024 and incorporated herein by reference)

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

† Exhibit is a management contract or compensatory plan or arrangement.

* Filed herewith

** Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on February 23, 2026.

EASTERLY GOVERNMENT PROPERTIES, INC.

By:	/s/ Darrell W. Crate
Name:	Darrell W. Crate
Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darrell W. Crate	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2026
Darrell W. Crate

/s/ Allison E. Marino	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 23, 2026
Allison E. Marino

/s/ Brian M. Colantuoni	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 23, 2026
Brian M. Colantuoni

/s/ William H. Binnie	Chairman of the Board of Directors	February 23, 2026
William H. Binnie

/s/ Michael P. Ibe	Director, Vice Chairman of the Board of Directors and Executive Vice President—Development and Acquisitions	February 23, 2026
Michael P. Ibe

/s/ Cynthia A. Fisher	Director	February 23, 2026
Cynthia A. Fisher

/s/ Scott D. Freeman	Director	February 23, 2026
Scott D. Freeman

/s/ Emil W. Henry, Jr.	Director	February 23, 2026
Emil W. Henry, Jr.

/s/ Tara S. Innes	Director	February 23, 2026
Tara S. Innes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Easterly Government Properties, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Easterly Government Properties, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation of Real Estate Properties Acquired

As described in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2025, the Company acquired three real estate operating properties in asset acquisitions for an aggregate purchase price of $169.9 million. Management allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities. When the Company acquires real estate properties, management allocates the purchase price to numerous tangible and intangible components. The fair value of the acquired assets and assumed liabilities is estimated using future cash flow models. Management’s process for determining the allocation to these components requires many estimates and assumptions, including: (i) determination of market land, rental, discount and capitalization rates, (ii) estimation of leasing and tenant improvement costs associated with the remaining term of acquired leases, (iii) assumptions used in determining the in-place lease and if-vacant value including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs, and (iv) allocation of the if-vacant value between land and building.

The principal considerations for our determination that performing procedures relating to purchase price allocation of real estate properties acquired is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the acquired assets and assumed liabilities used in the purchase price allocation; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to market land rates, rental rates, discount rates, capitalization rates, leasing costs, tenant improvement costs, and the period of time that it would take to lease vacant space, as applicable to the acquired asset or assumed liability; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the real estate acquisitions, including controls over management’s assumptions related to market land rates, rental rates, discount rates, capitalization rates, leasing costs, tenant improvement costs, and the period of time that it would take to lease vacant space, as applicable to the acquired asset or assumed liability, which were used to develop the fair value estimate of the acquired assets and assumed liabilities and allocate the purchase price to the tangible and intangible components. These procedures also included, among others, (i) reading the purchase agreements, (ii) testing management’s process for developing the fair value estimate of the acquired assets and assumed liabilities used in the purchase price allocation, (iii) evaluating the appropriateness of the future cash flow models used by management, (iv) testing the completeness and accuracy of the underlying data used in the future cash flow models, and (v) evaluating the reasonableness of the significant assumptions used by management related to market land rates, rental rates, discount rates, capitalization rates, leasing costs, tenant improvement costs, and the period of time that it would take to lease vacant space, as applicable to the acquired asset or assumed liability, for certain of the real estate operating properties acquired. Evaluating management’s assumptions related to market land rates, rental rates, discount rates, capitalization rates, leasing costs, tenant improvement costs, and the period of time that it would take to lease vacant space, as applicable to the acquired asset or assumed liability, involved evaluating whether the assumptions used by management were reasonable considering the consistency with external market data and consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of (i) the market land and rental rates assumptions for the three real estate operating properties acquired and (ii) the discount rates, capitalization rates, leasing costs, tenant improvement costs, and the period of time that it would take to lease vacant space, as applicable to the acquired asset or assumed liability, assumptions for certain of the real estate operating properties acquired.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 23, 2026

We have served as the Company’s auditor since 2014.

Easterly Government Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31, 2025	December 31, 2024
Assets
Real estate properties, net	$2,714,650	$2,572,095
Cash and cash equivalents	23,374	19,353
Restricted cash	10,257	8,451
Tenant accounts receivable	51,493	71,172
Investment in unconsolidated real estate venture	304,721	316,521
Real estate loan receivable, net	34,286	34,081
Intangible assets, net	183,911	161,425
Interest rate swaps	—	717
Prepaid expenses and other assets	57,078	39,256
Total assets	$3,379,770	$3,223,071
Liabilities
Revolving credit facility	199,050	274,550
Term loan facilities, net	297,200	274,009
Notes payable, net	1,018,884	894,676
Mortgage notes payable, net	151,191	155,586
Intangible liabilities, net	11,959	14,885
Deferred revenue	219,201	120,977
Interest rate swaps	3,034	—
Accounts payable, accrued expenses and other liabilities	109,686	101,271
Total liabilities	2,010,205	1,835,954

Commitments and contingencies (Note 14)

Equity
Common stock, par value $0.01, 80,000,000 shares authorized, 46,303,469 and 43,188,224 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively(1)	463	432
Additional paid-in capital(1)	1,958,412	1,874,193
Retained earnings	144,857	131,854
Cumulative dividends	(776,022)	(686,044)
Accumulated other comprehensive income	(4,578)	683
Total stockholders’ equity	1,323,132	1,321,118
Non-controlling interest in Operating Partnership	46,433	65,999
Total equity	1,369,565	1,387,117
Total liabilities and equity	$3,379,770	$3,223,071

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

Easterly Government Properties, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the years ended December 31,
	2025	2024	2023
Revenues
Rental income	$321,669	$289,601	$273,906
Tenant reimbursements	5,855	6,544	8,908
Asset management income	2,544	2,302	2,110
Other income	6,031	3,605	2,303
Total revenues	336,099	302,052	287,227
Expenses
Property operating	77,496	70,151	71,964
Real estate taxes	33,915	30,924	30,461
Depreciation and amortization	113,897	96,333	91,292
Acquisition costs	1,420	1,878	1,661
Corporate general and administrative	26,041	24,450	27,118
Provision for (recovery of) credit losses	(445)	1,527	—
Total expenses	252,324	225,263	222,496
Other income (expense)
Income from unconsolidated real estate venture	6,781	6,051	5,498
Interest expense, net	(74,454)	(62,433)	(49,169)
Gain on the sale of real estate	—	171	—
Impairment loss	(2,545)	—	—
Net income	13,557	20,578	21,060
Non-controlling interest in Operating Partnership	(554)	(1,025)	(2,256)
Net income available to Easterly Government Properties, Inc.	$13,003	$19,553	$18,804
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.27	$0.46	$0.48
Diluted	$0.27	$0.46	$0.48
Weighted-average common shares outstanding
Basic	44,922,497	41,377,580	37,705,666
Diluted	45,057,895	41,503,418	37,822,421
Dividends declared per common share	$2.01	$2.65	$2.65

Share and per share data have been adjusted for all periods presented to reflect a 1 for 2.5 reverse stock split, effective April 28, 2025, and a reduction in authorized shares of common stock from 200,000,000 to 80,000,000, in proportion with the 1 for 2.5 reverse stock split, effective May 8, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the years ended December 31,
	2025	2024	2023
Net income	$13,557	$20,578	$21,060
Other comprehensive gain (loss):
Unrealized loss on treasury locks and interest rate swaps, net	(5,455)	(1,277)	(2,025)
Other comprehensive loss:	(5,455)	(1,277)	(2,025)
Comprehensive income	8,102	19,301	19,035
Non-controlling interest in Operating Partnership	(554)	(1,025)	(2,256)
Other comprehensive loss attributable to non-controlling interest	194	89	350
Comprehensive income attributable to Easterly Government Properties, Inc.	$7,742	$18,365	$17,129

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Balance at December 31, 2022 (1)	36,325,609	$364	$1,623,457	$93,497	$(475,983)	$3,546	$166,101	$1,410,982
Stock based compensation	—	—	553	—	—	—	5,194	5,747
Grant of unvested restricted stock	12,994	—	—	—	—	—	—	-
Dividends and distributions paid ($2.65 per share)	—	—	—	—	(100,336)	—	(12,043)	(112,379)
Redemption of common units to common stock	2,347,096	23	78,377	—	—	—	(78,400)	-
Contribution of property for common units	—	—	—	—	—	—	219	219
Issuance of common stock, net	1,703,600	17	85,895	—	—	—	—	85,912
Unrealized loss on interest rate swaps	—	—	—	—	—	(1,675)	(350)	(2,025)
Net income	—	—	—	18,804	—	—	2,256	21,060
Allocation of non-controlling interest in Operating Partnership	—	—	(4,338)	—	—	—	4,338	-
Balance at December 31, 2023 (1)	40,389,299	404	1,783,944	112,301	(576,319)	1,871	87,315	1,409,516
Stock based compensation	—	—	448	—	—	—	2,760	3,208
Grant of unvested restricted stock	26,984	—	—	—	—	—	—	-
Dividends and distributions paid ($2.65 per share)	—	—	—	—	(109,725)	—	(6,184)	(115,909)
Redemption of common units to common stock	575,454	6	18,819	—	—	—	(18,825)	-
Issuance of common stock, net	2,196,487	22	70,979	—	—	—	—	71,001
Unrealized loss on interest rate swaps	—	—	—	—	—	(1,188)	(89)	(1,277)
Net income	—	—	—	19,553	—	—	1,025	20,578
Allocation of non-controlling interest in Operating Partnership	—	—	3	—	—	—	(3)	-
Balance at December 31, 2024 (1)	43,188,224	$432	$1,874,193	$131,854	$(686,044)	$683	$65,999	$1,387,117
Stock based compensation	—	—	867	—	—	—	5,178	6,045
Grant of unvested restricted stock, net	47,994	—	—	—	—	—	—	—
Dividends and distributions paid ($2.01 per share)	—	—	—	—	(89,978)	—	(4,612)	(94,590)
Redemption of common units to common stock	600,327	6	10,473	—	—	—	(10,479)	—
Issuance of common stock, net	2,466,987	25	62,866	—	—	—	—	62,891
Fractional shares settled (2)	(63)	—	—	—	—	—	—	—
Unrealized loss on treasury locks and interest rate swaps, net	—	—	—	—	—	(5,261)	(194)	(5,455)
Net income	—	—	—	13,003	—	—	554	13,557
Allocation of non-controlling interest in Operating Partnership	—	—	10,013	—	—	—	(10,013)	—
Balance at December 31, 2025	46,303,469	$463	$1,958,412	$144,857	$(776,022)	$(4,578)	$46,433	$1,369,565

(1) As of December 31, 2024, 2023 and 2022, the Company reclassified $0.6 million, $0.6 million and $0.5 million, respectively, from Common Stock to Additional Paid-in-Capital due to the reduction in shares outstanding in connection with the Reverse Stock Split effective April 28, 2025.

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

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$13,557	$20,578	$21,060
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	113,897	96,333	91,292
Straight line rent	371	(2,989)	(3,897)
Income from unconsolidated real estate venture	(6,781)	(6,051)	(5,498)
Amortization of above- / below-market leases	(1,829)	(1,935)	(2,730)
Amortization of unearned revenue	(7,738)	(6,887)	(6,249)
Amortization of loan premium / discount	(21)	(675)	(1,098)
Amortization of deferred financing costs	3,427	3,043	2,122
Amortization of lease inducements	2,064	1,124	942
Amortization of real estate loan origination fees	(145)	(58)	—
Amortization of treasury lock settlement	217	—	—
Gain on the sale of real estate	—	(171)	—
Impairment loss	2,545	—	—
Distributions from investment in unconsolidated real estate venture	18,580	12,109	10,232
Non-cash compensation	6,045	3,208	5,747
Provision for (recovery of) credit losses	(445)	1,527	—
Net change in:
Tenant accounts receivable	21,025	(1,672)	(3,173)
Prepaid expenses and other assets	(12,411)	(2,975)	(5,562)
Real estate loan interest receivable	(2,756)	(1,229)	—
Deferred revenue associated with operating leases	105,962	45,152	5,652
Principal payments on operating lease obligations	(676)	(672)	(497)
Accounts payable, accrued expenses and other liabilities	4,306	4,875	6,136
Net cash provided by operating activities	259,194	162,635	114,479
Cash flows from investing activities
Real estate acquisitions and deposits	(180,047)	(188,085)	(63,412)
Additions to operating properties	(34,131)	(35,441)	(28,143)
Additions to development properties	(76,560)	(116,029)	(17,820)
Proceeds from sale of operating properties, net	3,492	2,173	—
Distributions from investment in unconsolidated real estate venture	—	2,037	103
Investment in unconsolidated real estate venture	—	(40,071)	(17,736)
Repayments of real estate loan receivable	16,174	—	—
Investment in real estate loan receivable, net	(14,213)	(34,229)	—
Net cash used in investing activities	(285,285)	(409,645)	(127,008)
Cash flows from financing activities
Payment of deferred financing costs	(4,896)	(7,861)	—
Issuance of common shares	63,620	71,809	86,472
Credit facility draws	342,500	617,550	198,250
Credit facility repayments	(418,000)	(422,000)	(184,750)
Term loan draws	25,500	—	50,000
Term loan repayments	—	(25,500)	—
Issuance of notes payable	125,000	200,000	—
Treasury lock settlement	(1,945)	—	—
Repayments of mortgage notes payable	(4,598)	(64,298)	(20,002)
Dividends and distributions paid	(94,590)	(115,909)	(112,379)
Payment of offering costs	(673)	(916)	(397)
Net cash provided by financing activities	31,918	252,875	17,194

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2025	2024	2023
Net increase in Cash and cash equivalents and Restricted cash	$5,827	$5,865	$4,665
Cash and cash equivalents and Restricted cash, beginning of year	27,804	21,939	17,274
Cash and cash equivalents and Restricted cash, end of year	$33,631	$27,804	$21,939

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$69,211	$57,223	$47,530
Capitalized interest	$9,895	$4,726	$1,483
Non-cash investing and financing activities:
Additions to operating properties	$5,360	$8,952	$8,518
Additions to development properties	22,354	23,730	7,672
Deferred financing accrued, not paid	—	30	—
Offering costs accrued, not paid	3	21	16
Unrealized loss on treasury locks and interest rate swaps, net	(5,455)	(1,277)	(2,025)
Deferred asset acquisition costs accrued, not paid	14	—	—
Properties acquired for common units	—	—	219
Contingent consideration accrued, not received	—	—	41
Right-of-use asset and liability adjustment due to remeasurement	1,825	—	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(10,479)	$(18,825)	$(78,400)
Common stock	6	14	59
Additional paid-in capital	10,473	18,811	78,341
Total	$—	$—	$—

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

We are an internally managed REIT, focused primarily on the acquisition, development, and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate approximately 90% of our revenue by leasing our properties to such agencies either directly or through the U.S. General Services Administration (“GSA”). Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation.

We focus primarily on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We continue to pursue opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of December 31, 2025, we wholly owned 93 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States encompassing approximately 10.4 million leased square feet, including 93 operating properties that were leased primarily to U.S. Government tenant agencies, six operating properties leased to tenant agencies of a U.S. state or local government and four operating properties that were entirely leased to private tenants. As of December 31, 2025, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned three properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion. All references to square footage and asset age within the notes are unaudited.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. The Company is the sole general partner of the Operating Partnership and owned approximately 96.6% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of December 31, 2025. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

When we acquire real estate properties, we allocate the purchase price to numerous tangible and intangible components. The fair value of the acquired assets and assumed liabilities is estimated using future cash flow models. Our process for determining the allocation to these components requires many estimates and assumptions, including the following: (1) determination of market land, rental, discount and capitalization rates; (2) estimation of leasing and tenant improvement costs associated with the remaining term of acquired leases; (3) assumptions used in determining the in-place lease and if-vacant value including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs; and (4) allocation of the if-vacant value between land and building. A change in any of the above key assumptions can materially change not only the presentation of acquired properties in our consolidated financial statements but also our reported results of operations. The allocation to different components affects the following:

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

We earn revenue from asset and property management services to our unconsolidated real estate venture. These fees are determined following the terms specific to each arrangement. We account for this revenue gross of our ownership interest in the respective real estate venture and recognize such revenue as "Asset management income" in our Consolidated Statements of Operations when earned. Our proportionate share of related expense is recognized in "Income from unconsolidated real estate venture".

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

Deferred offering costs include certain legal, accounting and other third-party fees that are directly associated with in-process equity financings until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to capital. Should the equity no longer be considered probable of being consummated, the deferred offering costs would be expensed immediately as a charge to Corporate general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2025 and 2024 were classified as Level 2 of the fair value hierarchy.

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

Asset management income includes revenue from asset and property management services to our unconsolidated real estate venture. The asset management fees are earned by us for managing properties owned by related parties. The asset management service fees are based upon contractual rates applied to actively invested capital, with fee income recognized on a monthly basis. The property management service and engineering fees are based on a contractual rate in accordance with the management agreement. If construction management services are provided, a construction management fee is charged to the tenant in accordance with the management agreement. The fees are recognized as a single performance obligation comprised of a series of distinct services related to property operations. We believe the overall services provided by asset management activities have the same pattern of performance over the term of the agreement. We account for this revenue gross of our ownership interest in the respective real estate venture and recognize such revenue as "Asset management income" in our Consolidated Statements of Operations when earned. Our proportionate share of related expense is recognized in "Income from unconsolidated real estate venture."

Sales of Properties

We recognize gains from sales of consolidated interests in properties to non-customer third parties when we have transferred control of such interests.

Income Taxes

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute to our stockholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, and on taxable income that we do not distribute to our stockholders. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a management business) through Taxable REIT Subsidiaries (“TRSs”) and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. For the years ended December 31, 2025, 2024 and 2023, we did not incur any material tax liability associated with any of the above.

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

For federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends paid on our common shares during each of the last three years was as follows:

	For the years ended December 31,
	2025	2024	2023
Ordinary income	52.15%	49.29%	40.31%
Long-term capital gain	0.00%	0.14%	0.00%
Return of capital	47.85%	50.57%	59.69%

The dividends allocated to each of the above years for federal income tax purposes included dividends paid on our common shares during each of those years. We distributed all of our REIT taxable income in 2025, 2024, and 2023 and, as a result, did not incur federal income tax in those years.

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

Standards Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. We adopted ASU 2023-09 in December 2025. There was not a material impact on our consolidated financial statements and related disclosures.

On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act, was signed into law, which includes a broad range of tax reform provisions affecting businesses. We will continue to assess the impact of the legislation, however, we currently do not expect a material impact on the consolidated financial statements as a result of the legislation.

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 adds interim and annual disclosure requirements to GAAP at the request of the SEC. The guidance in ASU 2023-06 is required to be applied prospectively and the GAAP requirements will be effective when the removal of the related SEC disclosure requirements is effective. If the SEC does not act to remove its related requirement by June 30, 2027, any related FASB amendments will be removed from the ASC and will not be effective. We do not anticipate that the adoption of ASU 2023-06 will have a material impact on the consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. We utilize derivative instruments, primarily interest rate swaps, to manage exposure to changes in interest rates. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures, however, we do not expect the standard to have a material impact on our consolidated financial statements and related disclosures.

3. Real Estate and Intangibles

Acquisitions

During the year ended December 31, 2025, we acquired three real estate operating properties in asset acquisitions, DC – Capitol Plaza, DHS – Burlington and York Space Systems – Greenwood Village, for an aggregate purchase price of $169.9 million. During the year ended December 31, 2024, we acquired nine operating properties in asset acquisitions, ICE – Dallas, HSI – Orlando, ICE – Orlando, Northrop Grumman – Dayton, Northrop Grumman – Aurora, IRS – Ogden, and a three building portfolio in Cary, NC, for an aggregate purchase price of $184.9 million.

We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

	December 31, 2025	December 31, 2024
Real estate
Land	$39,966	$41,591
Building	62,633	104,618
Acquired tenant improvements	17,494	9,794
Total real estate	120,093	156,003
Intangible assets
In-place leases	35,059	24,552
Acquired leasing commissions	13,064	9,842
Total intangible assets	48,123	34,394
Other assets
Other assets	1,700	—
Total other assets	1,700	—
Intangible liabilities
Below-market leases	—	(5,469)
Total intangible liabilities	—	(5,469)
Purchase price	169,916	184,928

During the twelve months ended December 31, 2025, we acquired 100% of the membership interests in an entity that has the sole rights to a development project in Fort Myers, Florida for $1.8 million. On July 2, 2025, in connection with such development rights, we acquired land to develop an approximately 64,000 square foot laboratory for $5.8 million. The laboratory will be primarily leased to the Florida Department of Law Enforcement over a 25-year non-cancelable term.

In addition to the above operating property activity, we acquired one land parcel for development, JUD – Medford, for $1.9 million during the year ended December 31, 2025 and one land parcel for development, JUD – Flagstaff, for $5.9 million during the year ended December 31, 2024.

No debt was assumed on acquisitions made during the years ended December 31, 2025 and 2024. The intangible assets and liabilities of the acquired operating properties have an aggregate weighted average amortization period of 9.72 years and 9.12 as of December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, we included $16.8 million of revenues and $5.4 million of net income in our Consolidated Statements of Operations related to the operating properties acquired. Additionally, we incurred $1.4 million of acquisition-related costs primarily consisting of internal costs associated with the property acquisitions. During the year ended December 31, 2024, we included $7.2 million of revenues and $2.9 million of net income in our Consolidated Statements of Operations related to the operating properties acquired. Additionally, we incurred $1.9 million of acquisition-related costs primarily consisting of internal costs associated with the property acquisitions.

Dispositions

On September 29, 2025, we sold ICE – Otay, a 52,881 rentable square foot office building located in San Diego, California, to a third party. Net proceeds from the sale of the operating property were approximately $3.5 million and we did not recognize a gain or loss on the sale. We assessed the recoverability of the carrying amount of ICE – Otay upon a change in circumstances and events to sell the property during the third quarter of 2025. The assessment resulted in the remeasurement of ICE – Otay, which was written down to its estimated fair value. Our estimate of the fair value was based on a pending offer to acquire the property. The remeasurement resulted in an impairment loss of $2.5 million, which is included in Impairment loss in our Consolidated Statements of Operations.

In July 2024, we entered into an agreement to sell a land parcel located in Lincoln, Nebraska for $2.3 million. The land parcel had a carrying value of $2.0 million. On October 3, 2024, we sold the land parcel for a gross sales price of $2.3 million and we recognized a gain on the sale of approximately $0.2 million for the year ended December 31, 2024.

Development Placed in Service

On December 15, 2025, the FDA – Atlanta development project was substantially completed and delivered to the GSA for the beneficial use of the Food and Drug Administration (“FDA”). In connection with substantial completion, we commenced revenue recognition.

Consolidated Real Estate and Intangibles

Real estate and intangibles on our consolidated balance sheets consisted of the following (amounts in thousands):

	December 31, 2025	December 31, 2024
Real estate properties, net
Land	$314,635	$267,543
Building	2,803,252	2,490,330
Acquired tenant improvements	112,116	94,894
Construction in progress	36,968	184,512
Accumulated depreciation	(552,321)	(465,184)
Total Real estate properties, net	$2,714,650	$2,572,095
Intangible assets, net
In-place leases	335,988	302,302
Acquired leasing commissions	94,873	81,915
Above market leases	14,620	14,620
Payment in lieu of taxes	6,394	6,394
Accumulated amortization	(267,964)	(243,806)
Total Intangible assets, net	$183,911	$161,425
Intangible liabilities, net
Below market leases	(76,622)	(77,029)
Accumulated amortization	64,663	62,144
Total Intangible liabilities, net	$(11,959)	$(14,885)

Amortization of intangible assets within Depreciation and amortization expense was $24.5 million, $20.3 million and $21.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The projected amortization of total intangible assets and intangible liabilities as of December 31, 2025 are as follows (amounts in thousands):

Total
Intangible assets
2026	$26,799
2027	24,510
2028	21,615
2029	18,242
2030	16,430
Thereafter	76,315
$183,911
Intangible liabilities
2026	$(2,693)
2027	(2,469)
2028	(1,924)
2029	(1,238)
2030	(1,067)
Thereafter	(2,568)
$(11,959)

The following table summarizes the scheduled amortization of our acquired above- and below-market lease intangibles for each of the five succeeding years as of December 31, 2025 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2026	$1,096	$(2,693)
2027	1,096	(2,469)
2028	725	(1,924)
2029	193	(1,238)
2030	193	(1,067)
Thereafter	448	(2,568)

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations. Amortization of above- and below-market lease intangibles increased Rental income by $1.8 million, $1.9 million and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in our unconsolidated real estate venture (dollars in thousands):

		As of December 31,
Joint Venture	Ownership Interest	2025	2024
MedBase Venture	53.0%	$304,721	$316,521

On October 13, 2021, we formed the JV, with a global investor to fund the acquisition of a portfolio of ten properties that encompasses 1,214,165 leased square feet (the “VA Portfolio”). We own a 53.0% interest in the JV, subject to preferred allocations as provided in the JV agreement.

During the year ended December 31, 2025, no properties were acquired by the JV. During the year ended December 31, 2024, the JV acquired VA – Jacksonville for a purchase price of $77.4 million. As of December 31, 2025, all ten properties in the VA Portfolio had been acquired by the JV.

We provide asset and property management services to our unconsolidated real estate venture. We recognized asset management service revenue of $2.5 million, $2.3 million and $2.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following is a summary of financial information for our unconsolidated real estate venture:

	As of December 31,
Balance sheet information:	2025	2024
Real estate, net	$489,816	$501,938
Other assets, net (1)	96,705	105,808
Total assets	$586,521	$607,746

Total liabilities (2)	$12,157	$11,142
Total equity	574,364	596,604
Total liabilities and equity	$586,521	$607,746

Company’s share of equity	$304,346	$316,146
Basis differential (3)	375	375
Carrying value of the Company’s investment in the unconsolidated venture	$304,721	$316,521
(1)
At December 31, 2025 and 2024, this amount included right-of-use assets - finance leases totaling approximately $4.6 million and $4.7 million, respectively, representing a ground lease at VA – Lubbock.
(2)
At both December 31, 2025 and 2024, this amount included lease liabilities - finance leases totaling approximately $5.0 million representing a ground lease at VA – Lubbock.
(3)
This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level.

	For the year ended December 31,
Income statement information:	2025	2024	2023
Total revenue	$50,741	$45,517	$40,693
Operating income	12,971	11,572	10,567
Net income	12,810	11,408	10,402

Company’s share of net income	$6,781	$6,051	$5,498

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

On April 1, 2025, the Borrower repaid $15.0 million of the construction loan outstanding upon substantial completion of the development and receipt of the lump sum reimbursement from the government. On April 15, 2025, we declined the option to purchase, at the stated price, all of the issued and outstanding membership interest from the Borrower. As of December 31, 2025, the Borrower repaid an aggregate of $16.2 million on the construction loan outstanding.

A summary of our real estate loan receivable consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Real estate loan receivable	$35,357	$35,517
Allowance for credit losses	(1,071)	(1,436)
Real estate loan receivable, net	$34,286	$34,081

During the years ended December 31, 2025 and 2024, we recognized interest income from our real estate loan receivable of $3.3 million and $1.2 million, respectively. No interest income was recognized from real estate loan receivables during the year ended December 31, 2023. Interest income from our real estate loan receivable is included within Other income on our Consolidated Statements of Operations. As of December 31, 2025 and 2024, we recognized an allowance for credit loss liability of less than $0.1 million and $0.1 million, respectively, for the undrawn capacity on the construction loan. Allowance for credit loss liability is included within Accounts payable, accrued expenses and other liabilities on our Consolidated Balance Sheets.

The fair value of this real estate loan receivable was approximately $35.6 million and $35.9 million as of December 31, 2025 and 2024, respectively.

6. Debt

At December 31, 2025 and December 31, 2024 (dollars in thousands):

	Principal Outstanding		Interest	Current
Loan	December 31, 2025	December 31, 2024	Rate (1)(2)	Maturity
Revolving credit facility:
2024 revolving credit facility (3)	$199,050	$274,550	S + 145 bps	June 2028 (4)
Total revolving credit facility	199,050	274,550

Term loan facilities:
2016 term loan facility	100,000	100,000	5.31% (5)	January 2028 (6)
2018 term loan facility	200,000	174,500	5.09% (7)	August 2028 (8)
Total term loan facilities	300,000	274,500
Less: Total unamortized deferred financing fees	(2,800)	(491)
Total term loan facilities, net	297,200	274,009

Notes payable:
2017 series A senior notes	95,000	95,000	4.05%	May 2027
2017 series B senior notes	50,000	50,000	4.15%	May 2029
2017 series C senior notes	30,000	30,000	4.30%	May 2032
2019 series A senior notes	85,000	85,000	3.73%	September 2029
2019 series B senior notes	100,000	100,000	3.83%	September 2031
2019 series C senior notes	90,000	90,000	3.98%	September 2034
2021 series A senior notes	50,000	50,000	2.62%	October 2028
2021 series B senior notes	200,000	200,000	2.89%	October 2030
2024 series A senior notes	150,000	150,000	6.56%	May 2033
2024 series B senior notes	50,000	50,000	6.56%	August 2033
2025 series A senior notes	25,000	—	6.13%	March 2030
2025 series B senior notes	100,000	—	6.33% (9)	March 2032
Total notes payable	1,025,000	900,000
Less: Total unamortized deferred financing fees	(6,116)	(5,324)
Total notes payable, net	1,018,884	894,676

Mortgage notes payable:
USFS II – Albuquerque	7,491	9,624	4.46%	July 2026
ICE – Charleston	8,920	10,491	4.21%	January 2027
VA – Loma Linda	127,500	127,500	3.59%	July 2027
CBP – Savannah	7,789	8,683	3.40%	July 2033
Total mortgage notes payable	151,700	156,298
Less: Total unamortized deferred financing fees	(355)	(579)
Less: Total unamortized premium/discount	(154)	(133)
Total mortgage notes payable, net	151,191	155,586

Total debt	$1,666,325	$1,598,821
(1)
Effective interest rates are as follows: 2016 term loan facility 5.59%, 2018 term loan facility 5.53%, 2017 series A senior notes 4.15%, 2017 series B senior notes 4.23%, 2017 series C senior notes 4.37%, 2019 series A senior notes 3.82%, 2019 series B senior notes 3.91%, 2019 series C senior notes 4.04%, 2021 series A senior notes 2.74%, 2021 series B senior notes 2.99%, 2024 series A senior notes 6.74%, 2024 series B senior notes 6.73%, 2025 series A senior notes 6.36%, 2025 series B senior notes 6.51%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.

(2)
At December 31, 2025, the USD SOFR with a five day lookback (“SOFR” or “S”) was 3.66%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $400.0 million senior unsecured revolving credit facility (the “2024 revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (as amended, our “2016 term loan facility”) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.
(3)
Our 2024 revolving credit facility had available capacity of $200.8 million at December 31, 2025, in addition to an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
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
(7)
Our 2018 term loan facility is subject to three interest rate swaps, one of which has an effective date of March 24, 2025 and the remaining two have an effective date of June 30, 2025. The three swaps have an aggregate notional value of $200.0 million, which effectively fix the interest rate at 5.09% annually. The spread over SOFR is based on our consolidated leverage ratio, as defined in our 2018 term loan facility agreement.
(8)
Our 2018 term loan facility has two one-year as-of-right extension options subject to certain conditions and the payment of an extension fee.
(9)
We entered into two $50.0 million treasury lock agreements to fix the Treasury rate of our 2025 series B senior notes. For a more complete description of the treasury lock agreements, see Note 7 Derivatives and Hedging Activities.

As of December 31, 2025 and 2024, the net carrying value of real estate collateralizing our mortgages payable totaled $210.1 million and $216.9 million, respectively. We were not in default under any mortgage loan as of December 31, 2025. See Note 8 for the fair value of our debt instruments.

2025 Activity

2016 Term Loan Facility

On January 8, 2025, we entered into the ninth amendment to our senior unsecured term loan agreement, dated as of September 29, 2016, to extend the maturity date of our 2016 term loan facility from January 30, 2025 to January 28, 2028. Additionally, the ninth amendment increased the capacity limit on the accordion feature from $150.0 million to $250.0 million.

Effective September 30, 2025, we entered into the tenth amendment to our senior unsecured term loan agreement, dated as of September 29, 2016, to remove the minimum consolidated tangible net worth financial covenant.

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

2018 Term Loan Facility

On August 21, 2025, we entered into a fifth amendment to our second amended and restated credit agreement, dated as of July 23, 2021, to extend the maturity date of our 2018 term loan facility from July 23, 2026 to August 21, 2028 and upsize lender commitment from $174.5 million to $200.0 million. Further, we may exercise, at our discretion, two one-year extension options, subject to certain conditions. Lastly, the term loan amendment also removes the minimum consolidated tangible net worth financial covenant and includes an accordion feature that provides the Company with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $100.0 million. In connection with the extension, we recognized an aggregate $0.1 million loss on debt extinguishment during the twelve months ended December 31, 2025, which is included in Interest expense, net on our Consolidated Statements of Operations.

2024 Revolving Credit Facility

Effective September 2, 2025, we amended the credit agreement governing our 2024 revolving credit facility to remove the minimum consolidated tangible net worth financial covenant.

2024 Activity

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

Financial Covenant Considerations

As of December 31, 2025, we were in compliance with all financial and other covenants related to our 2024 revolving credit facility, 2016 term loan facility, 2018 term loan facility, notes payable and mortgage notes payable.

Aggregate Debt Maturities

Aggregated debt maturities based on outstanding principal as of December 31, 2025 are as follows (dollars in thousands):

Total
2026	$10,054
2027	230,733
2028	550,033
2029	136,016
2030	226,049
Thereafter	522,865
1,675,750
Unamortized premium/discount & deferred financing fees	(9,425)
$1,666,325

7. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge (dollars in thousands):

					Fair Value at December 31,
Notional Amount	Fixed Rate	Floating Rate Index (1)	Effective Date	Expiration Date	2025	2024
$40,000	3.85%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$(444)	$161
$30,000	3.86%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$(338)	$115
$30,000	3.86%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$(340)	$113
$100,000	3.72%	USD-SOFR with -5 Day Lookback	March 24, 2025	April 1, 2028	$(974)	$—
$50,000	3.66%	USD-SOFR with -5 Day Lookback	June 30, 2025	July 1, 2028	$(468)	$—
$50,000	3.67%	USD-SOFR with -5 Day Lookback	June 30, 2025	July 1, 2028	$(470)	$—
$100,000	4.01%	USD-SOFR with -5 Day Lookback	June 23, 2023	March 23, 2025	$—	$69
$100,000	3.70%	USD-SOFR with -5 Day Lookback	September 29, 2023	June 29, 2025	$—	$259

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheets (dollars in thousands):

	Fair Value at December 31,
Balance Sheet Line Item	2025	2024
Interest rate swaps - Asset (Liability)	$(3,034)	$717

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

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges are recorded in AOCI and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on our variable rate debt.

Amounts reported in AOCI related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable rate debt. We estimate that $1.3 million will be reclassified from AOCI as a decrease to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (dollars in thousands):

	For the years ended December 31,
	2025	2024	2023
Unrealized gain (loss) recognized in AOCI	$(4,205)	$2,399	$3,811
Gain reclassified from AOCI into interest expense	1,250	3,676	5,836

Credit-Risk Related Contingent Features

We have agreements with each of its derivative counterparties that contain a provision where we could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on such indebtedness. As of December 31, 2025, the net fair value of derivatives in a liability position, which includes accrued interest, related to agreements with our derivative counterparties was $3.0 million. As of December 31, 2025, we had not breached any provisions of these agreements and had not posted any collateral related to these agreements. If we were to breach any such provisions of these agreements, we would be required to settle our obligations under the agreements at their termination value of $3.1 million.

8. Fair Value Measurements

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of December 31, 2025
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Liability	$—	$(3,034)	$—

	As of December 31, 2024
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$717	$—

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

Financial assets and liabilities not measured at fair value

The following table summarizes the aggregate principal outstanding under the Company's indebtedness and the corresponding estimate of fair value as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Financial liabilities	Carrying Amount (1)	Fair Value (2)	Carrying Amount (1)	Fair Value (2)
Revolving credit facility	$199,050	$199,050	$274,550	$274,550
2016 Term loan facility	$100,000	$100,000	$100,000	$100,000
2018 Term loan facility	$200,000	$200,000	$174,500	$174,500
Notes payable	$1,025,000	$997,184	$900,000	$825,395
Mortgages payable	$151,700	$148,212	$156,298	$147,634
(1)
The carrying amount consists of principal only.
(2)
We deem the fair value measurement of the financial liability instrument a Level 3 measurement.

9. Equity Incentive Plan

On May 17, 2024, the stockholders of the Company approved our 2024 Equity Incentive Plan (the “2024 Plan”), which initially authorized an aggregate of 1,440,000 shares of our common stock for issuance (adjusted for the Reverse Stock Split). The 2024 Plan replaced our 2015 Equity Incentive Plan, as last amended on May 9, 2017 (the “Prior Plan”), and upon the effectiveness of the 2024 Plan no awards may be granted under the Prior Plan. Pursuant to the terms of the 2024 Plan, the shares of our common stock underlying any awards that are forfeited, cancelled, or are otherwise terminated (other than by exercise) under the 2024 Plan and Prior Plan are added back to the shares available for issuance under the 2024 Plan. As of December 31, 2025, 380,318 shares were available for issuance under the 2024 Plan. No shares of our common stock were authorized or available for issuance under the Prior Plan as of December 31, 2025 and 2024.

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

We value our non-vested restricted share awards at the grant date fair value, which was the market price of our common stock as of the applicable grant date. We recognized $0.9 million, $0.4 million and $0.6 million in compensation expense, related to restricted common stock awards, for the years ended December 31, 2025, 2024 and 2023, respectively.

The fair value of restricted stock that vested was $0.4 million during 2025, $0.4 million during 2024, and $0.4 million during 2023, based on the market price at the vesting date. The balance of unamortized restricted stock expense as of December 31, 2025, was $0.8 million, which is expected to be recognized over a weighted‑average period of 1.5 years.

A summary of the status of our restricted shares as of December 31, 2025, 2024 and 2023 and changes during the years then ended are presented below and has been retroactively adjusted to reflect the Reverse Stock Split, see Note 1 Organization and Basis of Presentation:

	Restricted Shares	Restricted Shares Weighted average grant date fair value
Outstanding, December 31, 2022	16,526	$49.86
Vested	(12,395)	48.57
Granted (1)	12,994	35.44
Forfeited	—	—
Outstanding, December 31, 2023	17,126	$39.85
Vested	(12,681)	$38.80
Granted (1)	27,442	29.88
Forfeited	(458)	33.85
Outstanding, December 31, 2024	31,428	$31.66
Vested	(18,239)	$33.18
Granted (1)	49,339	22.08
Forfeited	(1,345)	29.72
Outstanding, December 31, 2025	61,183	$23.52
(1)
Reflects the number of restricted shares issued to the grantee as part of the Prior Plan.

LTIP Units

We grant LTIP units to certain members of management and non‑employee directors. Management awards generally vest immediately or over a range of two to five years. Non-employee director shares vest upon the earlier of the anniversary of the date of the grant or the next annual stockholder meeting, as long as the grantee remains a director or employee on such date. Performance-based LTIP units are earned subject to us achieving certain thresholds, including absolute total shareholder returns and stock price appreciation, relative total shareholder returns, or operational hurdles through the performance period. Service-based LTIP units are earned over time, subject to continued employment and other terms of the awards.

The following is a summary of our granted LTIP unit awards and has been retroactively adjusted to reflect the Reverse Unit Split, see Note 1 Organization and Basis of Presentation:

Award Type	Grant Date	Performance Period End Date	Vest Date	Units Granted	Units Vested
Service	January 3, 2023	—	December 31, 2025	87,943	45,641 (1)
Operational Performance	January 3, 2023	December 31, 2025	(2)	50,916	(2)
TSR Performance	January 3, 2023	December 31, 2025	(3)	59,453	(3)
Service	March 2, 2023	—	March 2, 2026	1,375	-
Service	May 9, 2023	—	May 9, 2024	6,498	6,498
2023 LTIP Grant				206,185

Service	January 2, 2024	—	December 31, 2026	80,460
Operational Performance	January 2, 2024	December 31, 2026	(4)	46,694	(4)
TSR Performance	January 2, 2024	December 31, 2026	(4)	30,902	(4)
TSR Performance	January 19, 2024	December 31, 2026	(4)	27,767	(4)
Service	June 14, 2024	—	May 22, 2025	5,439	5,439
2024 LTIP Grant				191,262

Service	January 2, 2025	—	December 31, 2027	129,561
Operational Performance	January 2, 2025	December 31, 2027	(4)	74,996	(4)
TSR Performance	January 2, 2025	December 31, 2027	(4)	85,372	(4)
Service	June 18, 2025	—	(5)	1,747	(5)
Stock Price Performance	August 26, 2025	August 26, 2033	(6)	844,000	(6)
2025 LTIP Grant				1,135,676

(1)
30,017 service-based LTIP units (adjusted for the Reverse Unit Split) granted on January 3, 2023 to William C. Trimble, III, our former Chief Executive Officer and President, vested on December 31, 2023 in accordance with the terms of Mr. Trimble's Transition and Separation Agreement with the Company, dated December 6, 2023.
(2)
An aggregate of 54,910 Operational Performance LTIP units (adjusted for the Reverse Unit Split) were earned as of December 31, 2025 and vested on January 20, 2026.
(3)
Based on the Company's performance through the performance period ending December 31, 2025, no TSR Performance LTIP units were earned.
(4)
Operational and TSR performance LTIP units may be earned based on the Company's performance through the performance period ending December 31, 2026 or December 31, 2027, as applicable. Subject to the grantee's continued employment, earned awards will vest upon the determination of the number of earned LTIP units following the end of the applicable performance period.
(5)
Represents LTIP units granted to our independent directors that will vest on the earlier of the anniversary of the grant date or the 2026 annual meeting of stockholders.
(6)
Stock price performance LTIP units may be earned based on the Company's performance through the performance period ending August 26, 2033. The awards will vest in full on August 26, 2030, subject to the grantee's continued employment or service, as applicable, with the Company through such date and further subject to achieving the performance conditions.

We value our LTIP unit awards that are subject to us achieving certain operational performance conditions at the grant date fair value, which is the market price of our common stock as of the applicable grant date. We value our service-based LTIP unit awards at the grant date fair value, which is the market price of our common stock as of the applicable grant date, discounted by the risk related to the timing of book-up events. For the LTIP unit awards granted that are subject to us achieving certain total shareholder return or stock price performance thresholds we used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be issued pursuant to the award.

The following is a summary of the significant assumptions used to value the performance-based LTIP units:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	25.0%	24.0%	26.0% - 39.0%
Dividend yield	6.3% - 7.8%	6.6% - 6.7%	5.6% - 8.5%
Risk-free interest rate	4.1% - 4.3%	4.1%	4.2% - 5.2%
Expected life	3 - 8 years	3 years	3 years

The fair value of LTIP units that vested were $1.5 million during 2025, $2.0 million during 2024, and $6.9 million during 2023, based on the market price at the vesting date. We recognized $5.2 million, $2.8 million and $5.2 million in compensation expense related to LTIP unit awards, for the years ended December 31, 2025, 2024 and 2023, respectively. The balance of unamortized LTIP expense as of December 31, 2025 was $15.1 million, which is expected to be recognized over a weighted‑average period of 3.5 years. As of December 31, 2025, management considers it probable that the operational performance conditions on three of our four unvested grants will be achieved.

A summary of the status of our LTIP units as of December 31, 2025, 2024 and 2023 and changes during the years then ended are presented below and has been retroactively adjusted to reflect the Reverse Unit Split, see Note 1 Organization and Basis of Presentation:

	LTIP Units (1)	LTIP Units Weighted average grant date fair value
Outstanding, December 31, 2022	358,666	$49.75
Vested	(169,588)	46.83
Granted	342,891	26.35
Forfeited	(170,846)	40.58
Outstanding, December 31, 2023	361,124	$33.25
Vested	(60,138)	$48.70
Granted (2)	191,265	28.10
Forfeited (2)	(113,405)	33.70
Outstanding, December 31, 2024	378,846	$28.06
Vested	(64,705)	$36.37
Granted	1,135,676	15.04
Forfeited	(76,931)	24.20
Outstanding, December 31, 2025	1,372,886	$17.12

(1)
Reflects the number LTIP units issued to the grantee on the grant date which may be different from the number of LTIP units actually earned in the case of performance-based LTIP units.
(2)
Modified LTIP Units are treated as forfeited and re-granted at their new fair value.

10. Equity

Offering of Common Stock on a Forward Basis

On August 11, 2021, we completed an underwritten public offering of 2,520,000 shares of common stock (adjusted for the Reverse Stock Split) offered on a forward basis. In connection with the offering, we also entered into separate forward sale agreements with each of the forward purchasers (the “Forward Sales Agreements”), pursuant to which the forward purchasers borrowed and sold to the underwriters an aggregate of 2,520,000 shares of our common stock (adjusted for the Reverse Stock Split). On December 28, 2021, we issued 1,596,400 shares of our common stock (adjusted for the Reverse Stock Split) for net proceeds of $85.0 million, which shares were issued in partial settlement of the Forward Sales Agreements entered into in connection with the underwritten public offering. During the year ended December 31, 2023, we issued 923,600 shares of common stock (adjusted for the Reverse Stock Split) under the Forward Sale Agreements and received net cash proceeds of approximately $46.8 million. As of December 31, 2025 and 2024, all shares of common stock under the Forward Sales Agreements had been issued and settled.

Redemption of Common Units to Common Stock

During the year ended December 31, 2023, we issued 2,347,096 shares of our common stock (adjusted for the Reverse Stock Split) upon the redemption of 2,347,096 common units (adjusted for the Reverse Unit Split) in accordance with the terms of the partnership agreement of the Operating Partnership. During the year ended December 31, 2024, we issued 575,454 shares of our common stock (adjusted for the Reverse Stock Split) upon the redemption of 575,454 common units (adjusted for the Reverse Unit Split) in accordance with the terms of the partnership agreement of the Operating Partnership. During the year ended December 31, 2025, we issued 600,327 shares of our common stock (adjusted for the Reverse Stock Split) upon the redemption of 600,327 common units (adjusted for the Reverse Unit Split) in accordance with the terms of the partnership agreement of the Operating Partnership.

Dividends and Distributions Paid

A summary of dividends declared by the board of directors per share of common stock and per common unit of our operating partnership at the date of record is as follows and has been retroactively adjusted to reflect the Reverse Stock Split and Reverse Unit Split, as applicable:

Quarter	Declaration Date	Record Date	Pay Date	Dividend
Q1 2023	April 26, 2023	May 11, 2023	May 23, 2023	0.663
Q2 2023	August 2, 2023	August 17, 2023	August 29, 2023	0.663
Q3 2023	October 26, 2023	November 9, 2023	November 21, 2023	0.663
Q4 2023	February 21, 2024	March 6, 2024	March 18, 2024	0.663
Q1 2024	April 25, 2024	May 9, 2024	May 21, 2024	0.663
Q2 2024	July 17, 2024	August 1, 2024	August 13, 2024	0.663
Q3 2024	October 31, 2024	November 15, 2024	November 27, 2024	0.663
Q4 2024	February 19, 2025	March 5, 2025	March 17, 2025	0.663
Q1 2025	April 9, 2025	May 5, 2025	May 17, 2025	0.450
Q2 2025	July 30, 2025	August 13, 2025	August 25, 2025	0.450
Q3 2025	October 23, 2025	November 7, 2025	November 20, 2025	0.450
Q4 2025	February 18, 2026	March 5, 2026	March 19, 2026	0.450

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

The 2019 ATM Program, which also provided for the issuance and sale of shares of our common stock having an aggregate offering price of up to $300.0 million in “at the market” offerings and forward sale transactions, was terminated on April 30, 2025 and there were no issuances under the 2019 ATM Program during the twelve months ended December 31, 2025.

The following table sets forth certain information with respect to issuances, made under the 2019 and 2021 ATM Programs in each fiscal year for the year ended December 31, 2025 (amounts in thousands except share amounts):

	2019 ATM Program		2021 ATM Program
For the Year Ended:	Number of Shares Issued (1)	Net Proceeds (1)	Number of Shares Issued	Net Proceeds
December 31, 2023 (2)	780,000	$39,279	—	$—
December 31, 2024 (2)	2,196,487	$71,092	—	$—
December 31, 2025 (2)	—	$—	2,466,987	$62,985

(1)
Shares issued by us, which were all issued in settlement of forward sale transactions. As of December 31, 2025, we had settled all of our outstanding forward sale transactions under the 2021 ATM Program. We accounted for the forward sale transactions as equity.
(2)
Share amounts have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split.

We used the net proceeds received from such sales for general corporate purposes. As of December 31, 2025, we had approximately $236.2 million of gross sales of its common stock available under the 2021 ATM Program.

Share Repurchase Program

On April 28, 2022, our board of directors authorized a share repurchase program whereby we may repurchase up to 1,815,597 shares of our common stock (adjusted for the Reverse Stock Split), or approximately 5% of its outstanding shares as of the authorization date. We are not required to purchase shares under the share repurchase program, but may choose to do so in the open market or through privately negotiated transactions at times and amounts based on our evaluation of market conditions and other factors.

No repurchases of shares of our common stock were made under the share repurchase program during the year ended December 31, 2025.

Contribution of Property for Common Units

On January 25, 2023, the Operating Partnership issued 4,956 common units (adjusted for the Reverse Unit Split) and fully settled a contingent earn-out liability in connection with our acquisition of FBI / DEA - El Paso on May 26, 2020. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.

During the twelve months ended December 31, 2025, we issued an aggregate of 526,206 shares of common stock in exchange for an equal number of OP units held by limited partners. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). We relied on this exemption based upon factual representations received from the limited partners who received the shares of common stock.

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

The following table sets forth the computation of our basic and diluted earnings per share of common stock for the years ended December 31, 2025, 2024 and 2023 and has been retroactively adjusted to reflect the Reverse Stock Split and Reverse Unit Split, see Note 1 Organization and Basis of Presentation (dollars in thousands, except per share amounts):

	For the years ended December 31,
	2025	2024	2023
Numerator
Net income	$13,557	$20,578	$21,060
Less: Non-controlling interest in Operating Partnership	(554)	(1,025)	(2,256)
Net income available to Easterly Government Properties, Inc.	13,003	19,553	18,804
Less: Dividends on participating securities	(683)	(554)	(599)
Net income available to common stockholders	$12,320	$18,999	$18,205
Denominator for basic EPS	44,922,497	41,377,580	37,705,666
Dilutive effect of share-based compensation awards	7,782	7,819	7,251
Dilutive effect of LTIP units (1)	127,616	118,019	107,874
Dilutive effect of shares issuable under forward sales agreements (2)	—	—	1,630
Denominator for diluted EPS	45,057,895	41,503,418	37,822,421
Basic EPS	$0.27	$0.46	$0.48
Diluted EPS	$0.27	$0.46	$0.48
(1)
During the years ended December 31, 2025, 2024 and 2023, there were approximately 1,061,619, 166,116 and 154,804 unvested performance-based LTIP units, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.
(2)
During the years ended December 31, 2025, 2024 and 2023, there were no shares of underlying unsettled forward sales transactions that were included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

12. Leases

Lessor

We lease commercial space to the U.S. Government through the GSA or other federal, state and local agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 20.5 years as of December 31, 2025), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

On September 18, 2025, we received a lump sum reimbursement for FDA – Atlanta relating to the landlord improvements in excess of the U.S. Government's tenant improvement allowance of $102.7 million. Total lump sum reimbursements received for the project as of December 31, 2025 are $138.1 million. We recorded the payments as Deferred revenue on the Consolidated Balance Sheets and began amortizing over the life of the lease through Rental income at lease commencement. On December 15, 2025, the FDA – Atlanta development project was substantially completed and delivered to the GSA for the beneficial use of the FDA. In connection with substantial completion, we commenced revenue recognition. Lastly, upon completion and their acceptance of work, the U.S. Government has paid us a $12.6 million lump sum reimbursement on February 22, 2026 and is expected to pay an additional $2.9 million lump sum reimbursement for landlord improvements in excess of the U.S. Government's tenant improvement allowance.

The following table summarizes the maturity of fixed lease payments under our leases as of December 31, 2025 (amounts in thousands):

	Payments due by period
	Total	2026	2027	2028	2029	2030	Thereafter
Fixed lease payments	$2,367,620	286,242	274,900	251,512	223,622	206,264	1,125,080

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	Years Ended December 31,
	2025	2024	2023
Fixed	$299,481	$269,141	$254,017
Variable	22,188	20,460	19,889
Property rental revenue	321,669	289,601	273,906

Information about our leases for our development properties as of December 31, 2025 are set forth in the table below:

Property Name	Location	Tenant	Property Type	Lease Term	Estimated Leased Square Feet
JUD - Flagstaff	Flagstaff, AZ	Judiciary of the U.S. Government	C (1)	20-year	50,777
JUD - Medford	Medford, OR	Judiciary of the U.S. Government	C (1)	20-year	40,035
FL - Fort Myers	Fort Myers, FL	Florida Department of Law Enforcement	L (2)	25-year	64,000
Total					154,812

(1)
L=Laboratory
(2)
C=Courthouse

Lessee

We lease corporate office space under operating lease arrangements in Washington, D.C. and San Diego, CA. The Washington, D.C. operating lease was set to expire on August 31, 2026. In October 2025, we entered into a lease amendment with a 5.5-year term and a commencement date of September 1, 2026.

The leases include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. We have elected not to separate lease and non-lease components for our corporate office leases.

As of December 31, 2025, the unamortized balances associated with our right-of-use operating lease asset and operating lease liability for our two commenced office leases was $3.4 million and $3.5 million, respectively. As of December 31, 2024, the unamortized balance associated with our right-of-use operating lease asset and operating lease liability for our two commenced office leases was $2.3 million and $2.3 million, respectively. Our right-of-use operating lease asset and operating lease liability were included in “Prepaid expenses and other assets” and “Accounts payable, accrued expenses and other liabilities” on the Consolidated Balance Sheets, respectively as of December 31, 2025, and 2024. We used our incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for our commenced operating leases for the year ended December 31, 2025, 2024 and 2023 (amounts in thousands):

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating lease costs	$806	$770	$620

Other Information
Weighted average remaining lease term (in years)	5.32	3.88	4.67
Weighted average discount rate	4.42%	3.32%	3.19%

In addition, the maturity of future minimum lease payments under our commenced corporate office leases as of December 31, 2025 is summarized in the table below (amounts in thousands):

Year ending December 31,	Payments due by period
2026	661
2027	467
2028	871
2029	829
2030	508
Thereafter	607
Total future minimum lease payments	$3,943
Imputed interest	(485)
Total	$3,458

13. Revenue

The table below sets forth revenue from tenant construction projects disaggregated by tenant agency for the years ended December 31, 2025, 2024, and 2023 (amounts in thousands).

	For the year ended December 31,	For the year ended December 31,	For the year ended December 31,
Tenant	2025	2024	2023
Department of Veteran Affairs (“VA”)	$2,504	$3,481	$5,702
Federal Bureau of Investigation (“FBI”)	1,496	151	792
U.S. Joint Staff Command (“JSC”)	595	655	2,132
U.S. Coast Guard (“USCG”)	465	155	346
Food and Drug Administration (“FDA”)	409	124	45
Immigration and Customs Enforcement (“ICE”)	196	20	111
General Services Administration - Other	138	26	39
Internal Revenue Service (“IRS”)	132	286	20
Drug Enforcement Administration (“DEA”)	130	—	—
Department of Transportation (“DOT”)	112	34	142
Homeland Security Investigations (“HSI”)	105	—	—
The Judiciary of the U.S. Government (“JUD”)	73	153	163
Department of Homeland Security (“DHS”)	57	4	—
U.S. Citizenship and Immigration Services (“USCIS”)	50	294	56
State of California (“CA”)	50	3	—
Department of Treasury (“TREAS”)	29	—	—
Environmental Protection Agency (“EPA”)	15	34	—
National Weather Service (“NWS”)	5	25	—
Customs and Border Protection (“CBP”)	—	1,747	293
Federal Emergency Management Agency (“FEMA”)	—	—	89
Bonneville Power Administration (“BPA”)	—	—	16
National Archives and Records Administration (“NARA”)	—	—	13
Department of Labor (“DOL”)	—	—	3
	$6,561	$7,192	$9,962

The balance in Accounts receivable related to tenant construction projects and the associated project management income was $2.5 million and $8.1 million which is inclusive of contract assets or liabilities, as of December 31, 2025 and 2024, respectively. The duration of the majority of tenant construction project reimbursement arrangements are less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects ongoing as of December 31, 2025 or as of December 31, 2024 with a duration of greater than one year.

During the years ended December 31, 2025, 2024, and 2023, we also recognized $1.2 million, $0.5 million, and $0.5 million, respectively, in parking garage income generated from the operations of parking garages situated on both the Various GSA – Buffalo property and on the Various GSA - Portland property. The monthly and transient daily parking revenue falls within the scope of ASC Topic 606 Revenue from Contracts with Customers and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied. As of December 31, 2025 and 2024, there was $0.2 million and less than $0.1 million, respectively, in Accounts receivable attributable to parking garage income.

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

b) Tax Protection Agreements

Concurrent with the completion of our initial public offering and the related formation transactions, we also entered into a tax protection agreement with Michael P. Ibe, a director and our Vice Chairman and Executive Vice President — Development and Acquisitions, under which we agreed to indemnify Mr. Ibe for any taxes incurred as a result of a taxable sale of the properties contributed by certain entities beneficially owned by Mr. Ibe in the formation transactions for a period of eight years after the closing of the initial public offering and the formation transactions. We also agreed in the tax protection agreement with Mr. Ibe to use the “traditional method” of making allocations under Section 704(c) of the Code for the eight-year period. The tax protection agreement expired during the year ended December 31, 2023.

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

Letters of Credit

As of each of December 31, 2025 and 2024, we had $0.1 million of standby letters of credit. There were no draws against these letters of credit during the years ended December 31, 2025 or 2024.

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

At December 31, 2025, the U.S. Government accounted for 87.6% of our total leased square feet, state and local government tenants accounted for 6.0% of our total leased square feet and non-governmental tenants accounted for the remaining 6.4% of our total leased square feet. At December 31, 2024, the U.S. Government accounted for 91.1% of our total leased square feet, state and local government tenants accounted for 3.7% of our total leased square feet and non-governmental tenants accounted for the remaining 5.2% of our total leased square feet.

At December 31, 2025, 17 of our 103 wholly-owned and unconsolidated operating properties were located in California, accounting for approximately 13.3% of our total leased square feet. At December 31, 2024, 18 of our 100 operating properties were located in California, accounting for approximately 14.2% of our total leased square feet. To the extent that weak economic or real estate conditions or natural disasters affect California, our business, financial condition and results of operations could be negatively impacted.

16. Segment Information

For the years ended December 31, 2025, 2024 and 2023, our operations are reported within one reportable and operating segment in the consolidated financial statements and all of our properties are included within this single reportable and operating segment (the “segment”).

Our CODM includes our Chief Executive Officer and our Chief Financial Officer as they are responsible for allocating resources, assessing performance and determining appropriate operating segments.

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

17. Related Parties

We have reimbursement arrangements with entities controlled by our former Chairman, who was appointed Chief Executive Officer effective January 1, 2024, and Vice Chairman, which provide for reimbursement of costs paid on our behalf, or those we pay on their behalf. For the years ended December 31, 2025, 2024 and 2023, we were responsible for reimbursing costs of $0.9 million, $0.9 million and $0.8 million, respectively, and received reimbursement for costs of less than $0.1 million, $0.1 million, and less than $0.1 million, respectively.

We provide asset and property management services to properties owned by the JV. For the years ended December 31, 2025, 2024 and 2023 we recognized Asset management fees of $2.5 million, $2.3 million and $2.1 million, respectively, and reimbursement for certain costs that we paid on their behalf of $1.2 million, $0.5 million and $0.3 million, respectively.

As of December 31, 2025, and 2024, Accounts receivable from related parties was $0.8 million and $0.3 million, respectively. As of December 31, 2025, there were no Accounts payable, accrued expenses and other liabilities owed to related parties. As of December 31, 2024, Accounts payable, accrued expenses and other liabilities included $0.1 million owed to related parties.

18. Subsequent Events

For its consolidated financial statements as of December 31, 2025, we evaluated subsequent events as of the filing date of this Annual Report on Form 10-K and noted the following significant events:

On January 5, 2026, we granted an aggregate of 405,080 performance-based LTIP units to members of management pursuant to the 2024 Plan, consisting of (i) 20,589 LTIP units that are subject to us achieving certain total shareholder return performance thresholds (on both an absolute and relative basis) and (ii) 248,177 LTIP units that are subject to us achieving certain operational performance hurdles, in each case through a performance period ending on December 31, 2028. The performance-based LTIP units will vest to the extent earned following the end of the performance period on December 31, 2028. On January 5, 2026, we also granted an aggregate of 136,314 service-based LTIP units to members of management pursuant to the 2024 Plan, which will vest on December 31, 2028. The LTIP units are subject to the grantee’s continued employment and the other terms of the awards.

On January 5, 2026, we granted an aggregate of 15,247 shares of restricted common stock to members of management pursuant to the 2024 Plan. The shares will vest on January 5, 2028, subject to the grantee's continued employment and the other terms of the awards.

On January 16, 2026, we acquired a 297,713 leased square foot campus consisting of three real estate operating properties near Richmond, Virginia. The assets are leased primarily to the Commonwealth of Virginia and have lease expirations ranging from 2027 to 2036.

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2025

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation(3)(5)	Original Construction Date(s) (Unaudited)	Date Acquired
Aberdeen, MS	C	$—	$1,147	$14,044	$413	$1,147	$14,457	$15,604	$3,951	2005	6/17/2015
Alameda, CA	L	—	5,438	4,312	70,471	5,438	74,783	80,221	11,885	2019	8/1/2016
Albany, NY	SF	—	1,801	11,544	468	1,801	12,012	13,813	3,411	2004	2/11/2015
Albany, NY	SF	—	1,412	17,128	8,142	1,412	25,270	26,682	6,235	1998	11/22/2016
Albuquerque, NM	SF	—	3,062	28,201	606	3,062	28,807	31,869	9,008	2011	2/17/2016
Albuquerque, NM	O	—	2,905	23,804	1,180	2,905	24,984	27,889	6,912	2006	2/11/2015
Albuquerque, NM	O	7,512	2,345	28,611	567	2,345	29,178	31,523	11,170	2011	2/11/2015
Anaheim, CA	O	—	7,081	16,346	570	7,081	16,916	23,997	1,170	1991 / 2020	10/3/2023
Arlington, VA	SF	—	14,350	44,442	6,369	14,350	50,811	65,161	16,517	2009	2/11/2015
Atlanta, GA	SF	—	1,074	10,788	10,305	1,074	21,093	22,167	2,497	2008 / 2023	10/3/2023
Atlanta, GA	L	—	1,732	15,691	208,786	1,732	224,477	226,209	234	2025	8/30/2019
Aurora, CO	SF	—	2,661	16,549	1,647	2,661	18,196	20,857	663	2002	10/10/2024
Bakersfield, CA	SF	—	438	2,253	813	438	3,066	3,504	822	2000	10/16/2018
Beavercreek, OH	SF	—	4,477	11,212	92	4,477	11,304	15,781	373	2012	9/4/2024
Birmingham, AL	SF	—	408	10,853	858	408	11,711	12,119	2,901	2005	7/1/2016
Birmingham, AL	SF	—	755	22,537	4,244	755	26,781	27,536	6,930	2005	7/1/2016
Birmingham, AL	O	—	1,410	17,276	120	1,410	17,396	18,806	4,077	2014	11/9/2018
Broomfield, CO	W	—	4,002	19,253	66	4,002	19,319	23,321	1,757	2012	5/10/2022
Brownsburg, IN	OC	—	1,774	26,300	24	1,774	26,324	28,098	2,743	2021	11/1/2021
Buffalo, NY	O	—	246	80,913	13,516	246	94,429	94,675	20,545	2004	9/13/2018
Burlington, VT	O	—	1,278	14,611	5	1,278	14,616	15,894	463	2000	5/7/2025
Cary, NC	O	—	3,942	13,303	13	3,942	13,316	17,258	364	1991	11/27/2024
Cary, NC	O	—	5,413	17,284	280	5,413	17,564	22,977	493	1994	11/27/2024
Cary, NC	O	—	7,026	15,460	12	7,026	15,472	22,498	1,325	1997	11/27/2024
Charleston, SC	C	—	1,324	21,189	3,649	1,324	24,838	26,162	4,697	1999	10/16/2018
Charleston, WV	O	—	551	13,732	2,379	551	16,111	16,662	3,769	1959 / 2000	9/13/2018
Chico, CA	OC	—	5,183	24,405	56	5,183	24,461	29,644	3,489	2019	4/30/2020
Clarksburg, WV	O	—	108	13,421	1,376	108	14,797	14,905	3,104	1999	9/13/2018
Cleveland, OH	O	—	563	18,559	602	563	19,161	19,724	2,912	1981 / 2021	7/22/2021
Council Bluffs, IA	C	—	791	11,984	—	791	11,984	12,775	1,406	2021	8/23/2022
Dallas, TX	SF	—	1,005	14,546	4,853	1,005	19,399	20,404	5,072	2001	2/11/2015
Dallas, TX	L	—	2,753	23,848	5,737	2,753	29,585	32,338	7,037	2001	12/1/2015
Dallas, TX	SF	—	740	8,191	890	740	9,081	9,821	2,034	2005	9/13/2018
Del Rio, TX	C	—	210	30,676	2,237	210	32,913	33,123	9,932	1992 / 2004	2/11/2015
Des Plaines, IL	O	—	1,742	9,325	397	1,742	9,722	11,464	7,076	1971 / 1999	9/13/2018
El Centro, CA	C	—	1,084	20,765	2,363	1,084	23,128	24,212	6,909	2004	2/11/2015
El Paso, TX	SF	—	2,430	33,649	5,370	2,430	39,019	41,449	7,363	1998 -2005	3/26/2020
Fresno, CA	O	—	1,499	68,309	5,755	1,499	74,064	75,563	22,940	2003	2/11/2015

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2025

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation(3)(5)	Original Construction Date(s) (Unaudited)	Date Acquired
Golden, CO	W	$—	$4,080	$8,933	$754	$4,080	$9,687	$13,767	$2,893	1996 / 2011	5/24/2018
Greenwood Village, CO	O	—	3,937	15,783	—	3,937	15,783	19,720	335	1982 / 2020	8/28/2025
Irvine, TX	SF	—	6,736	12,864	274	6,736	13,138	19,874	1,281	2000 / 2020	4/12/2024
Jackson, TN	C	—	332	24,324	3,285	332	27,609	27,941	3,277	1998	12/24/2020
Kansas City, KS	L	—	828	33,035	2,744	828	35,779	36,607	9,019	2003	7/1/2016
Kansas City, MO	SF	—	645	24,431	175	645	24,606	25,251	3,828	1998 / 2020	5/20/2021
Knoxville, TN	SF	—	2,840	25,775	654	2,840	26,429	29,269	5,168	2010	3/17/2021
Lakewood, CO	O	—	1,521	32,865	3,241	1,521	36,106	37,627	11,524	2004	2/11/2015
Lees Summit, MO	O	—	2,974	90,858	4,432	2,974	95,290	98,264	11,524	1969 / 1999	10/14/2021
Lenexa, KS	O	—	4,367	42,692	1,651	4,367	44,343	48,710	9,998	2007 / 2012	8/22/2019
Lenexa, KS	L	—	649	3,449	62,706	649	66,155	66,804	8,712	2020	5/27/2017
Lincoln, NE	O	—	2,311	26,328	1,363	2,311	27,691	30,002	8,731	2005	11/12/2015
Little Rock, AR	SF	—	2,278	19,318	1,484	2,278	20,802	23,080	6,307	2001	2/11/2015
Loma Linda, CA	OC	127,145	12,476	177,357	508	12,476	177,865	190,341	38,260	2016	6/1/2017
Louisville, KY	SF	—	1,005	5,473	171	1,005	5,644	6,649	710	2011	3/17/2021
Louisville, KY	SF	—	1,015	21,885	312	1,015	22,197	23,212	3,059	2011	3/17/2021
Lubbock, TX	W	—	541	972	—	541	972	1,513	361	2013	2/11/2015
Martinsburg, WV	SF	—	1,700	13,294	307	1,700	13,601	15,301	4,427	2007	2/11/2015
Mobile, AL	SF	—	2,045	20,400	8,599	2,045	28,999	31,044	4,215	2001	9/18/2020
Mobile, AL	OC	—	6,311	31,030	353	6,311	31,383	37,694	4,514	2018	4/30/2020
New Orleans, LA	SF	—	664	24,471	914	664	25,385	26,049	4,300	1999 / 2006	5/9/2019
Newport News, VA	C	—	252	14,477	139	252	14,616	14,868	835	2008	10/19/2023
North Charleston, SC	SF	8,946	963	34,987	2,010	963	36,997	37,960	11,230	1994 / 2012	2/11/2015
North Charleston, SC	W	—	918	14,033	103	918	14,136	15,054	1,817	2020	11/3/2020
Ogden, UT	W	—	4,964	11,507	11	4,964	11,518	16,482	320	1996	11/21/2024
Omaha, NE	SF	—	4,635	41,319	2,054	4,635	43,373	48,008	15,316	2009	2/11/2015
Omaha, NE	SF	—	1,517	14,156	553	1,517	14,709	16,226	4,401	2004	5/19/2016
Orange, CT	OC	—	3,098	23,613	50	3,098	23,663	26,761	3,622	2019	11/21/2019
Orlando, FL	SF	—	3,351	11,135	66	3,351	11,201	14,552	459	1996 / 2010	5/7/2024
Orlando, FL	SF	—	3,021	5,098	221	3,021	5,319	8,340	216	2006	5/9/2024
Parkersburg, WV	O	—	365	52,200	1,818	365	54,018	54,383	10,691	2004 / 2006	9/13/2018
Pittsburgh, PA	SF	—	384	24,877	3,780	384	28,657	29,041	6,851	2001	9/13/2018
Pleasanton, CA	L	—	5,765	20,859	518	5,765	21,377	27,142	5,443	2015	10/21/2015
Portland, OR	O	—	4,913	75,794	3,658	4,913	79,452	84,365	15,616	2002	1/31/2019
Richmond, VA	SF	—	3,041	23,931	3,018	3,041	26,949	29,990	7,586	2001	12/7/2015
Riverside, CA	SF	—	1,983	6,755	3,821	1,983	10,576	12,559	3,092	1997	2/11/2015

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2025

(Amounts in thousands)

			Initial Cost to Company			Cost amount carried at Close of Period
Location	Type(1)	Encumbrances(2)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation(3)(5)	Original Construction Date(s) (Unaudited)	Date Acquired
Sacramento, CA	SF	$—	$1,434	$9,369	$3,520	$1,434	$12,889	$14,323	$4,406	2002	2/11/2015
Salt Lake City, UT	SF	—	2,049	79,955	1,035	2,049	80,990	83,039	19,245	2012	9/28/2017
San Antonio, TX	SF	—	3,745	49,153	2,147	3,745	51,300	55,045	16,217	2007	2/11/2015
San Diego, CA	W	—	3,060	510	914	3,060	1,424	4,484	765	1999	2/11/2015
San Diego, CA	SF	—	773	2,481	1,036	773	3,517	4,290	1,270	2003	2/11/2015
San Jose, CA	OC	—	10,419	52,750	112	10,419	52,862	63,281	9,875	2018	7/11/2018
Santa Ana, CA	SF	—	6,413	8,635	839	6,413	9,474	15,887	3,425	2004	2/11/2015
Savannah, GA	L	7,588	3,221	10,687	632	3,221	11,319	14,540	3,569	2013	2/11/2015
South Bend, IN	C	—	514	6,590	627	514	7,217	7,731	1,821	1996 / 2011	12/23/2016
South Bend, IN	OC	—	3,954	38,503	521	3,954	39,024	42,978	8,008	2017	11/16/2017
Springfield, IL	SF	—	118	16,629	95	118	16,724	16,842	1,965	2002	4/22/2021
Sterling, VA	L	—	2,556	21,817	14,214	2,556	36,031	38,587	6,684	2001	1/31/2019
Suffolk, VA	SF	—	7,141	61,577	12,043	7,141	73,620	80,761	12,324	1993 / 2004	5/8/2019
Tampa, FL	SF	—	5,002	57,553	1,851	5,002	59,404	64,406	5,434	2005	5/18/2022
Tracy, CA	W	—	2,678	548	29,756	2,678	30,304	32,982	5,491	2018	10/4/2017
Tustin, CA	O	—	8,532	24,279	374	8,532	24,653	33,185	4,936	1979 / 2019	10/22/2019
Upper Marlboro, MD	L	—	5,054	18,301	2,833	5,054	21,134	26,188	3,964	2002	11/15/2018
Vista, CA	L	—	3,998	24,053	3,122	3,998	27,175	31,173	7,445	2002	2/11/2015
Various	Various	—	14,638	—	36,971	14,638	36,971	51,609	—	N/A	Various
Washington, DC	O	—	34,751	49,734	—	34,751	49,734	84,485	1,353	2006	4/3/2025
		$151,191	$314,635	$2,358,716	$593,620	$314,635	$2,952,336	$3,266,971	$552,321

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

The aggregate cost and accumulated depreciation for tax purposes was approximately $3,141.5 million and $570.6 million, respectively.

Easterly Government Properties, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2025

(Amounts in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2022	$2,606,590	$321,282
Additions	103,630	69,795
Dispositions	—	—
Balance at December 31, 2023	$2,710,220	$391,077
Additions	329,061	74,107
Dispositions	(2,002)	—
Balance at December 31, 2024	$3,037,279	$465,184
Additions	236,402	87,797
Dispositions(1)	(6,710)	(660)
Balance at December 31, 2025	$3,266,971	$552,321
(1)
During the year ended December 31, 2025, we recognized an impairment loss totaling approximately $2.5 million for its ICE – Otay. See Note 3 for additional information.