Form 10-Q
period 2026-03-31
Easterly Government Properties, Inc.
filed 2026-04-27
CIK 1622194

$

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 20, 2026, the registrant had 46,449,374 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	March 31, 2026	December 31, 2025
Assets
Real estate properties, net	$2,738,755	$2,714,650
Cash and cash equivalents	2,017	23,374
Restricted cash	10,661	10,257
Tenant accounts receivable	73,041	51,493
Investment in unconsolidated real estate venture	304,070	304,721
Real estate loans receivable, net and investment in sales-type lease, net	44,462	34,286
Intangible assets, net	189,534	183,911
Prepaid expenses and other assets	57,520	57,078
Total assets	$3,420,060	$3,379,770

Liabilities
Revolving credit facility	245,050	199,050
Term loan facilities, net	297,479	297,200
Notes payable, net	1,019,132	1,018,884
Mortgage notes payable, net	150,054	151,191
Intangible liabilities, net	13,598	11,959
Deferred revenue	230,031	219,201
Interest rate swaps	1,010	3,034
Accounts payable, accrued expenses and other liabilities	108,203	109,686
Total liabilities	2,064,557	2,010,205

Equity
Common stock, par value $0.01, 80,000,000 shares authorized, 46,444,374 and 46,303,469 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	464	463
Additional paid-in capital	1,961,587	1,958,412
Retained earnings	146,222	144,857
Cumulative dividends	(796,880)	(776,022)
Accumulated other comprehensive loss	(2,554)	(4,578)
Total stockholders’ equity	1,308,839	1,323,132
Non-controlling interest in Operating Partnership	46,664	46,433
Total equity	1,355,503	1,369,565
Total liabilities and equity	$3,420,060	$3,379,770

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended March 31,
	2026	2025
Revenues
Rental income	$88,593	$75,546
Tenant reimbursements	804	1,026
Asset management income	646	622
Other income	1,502	1,481
Total revenues	91,545	78,675
Expenses
Property operating	20,536	17,799
Real estate taxes	8,532	7,957
Depreciation and amortization	33,221	26,797
Acquisition costs	649	307
Corporate general and administrative	8,495	6,215
Provision for (recovery of) credit losses	196	(238)
Total expenses	71,629	58,837
Other income (expense)
Income from unconsolidated real estate venture	1,664	1,822
Interest expense, net	(20,166)	(18,377)
Net income	1,414	3,283
Non-controlling interest in Operating Partnership	(49)	(156)
Net income available to Easterly Government Properties, Inc.	$1,365	$3,127
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.02	$0.07
Diluted	$0.02	$0.07
Weighted-average common shares outstanding
Basic	46,260,517	43,224,145
Diluted	46,453,599	43,372,207
Dividends declared per common share	$0.45	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2026	2025
Net income	$1,414	$3,283
Other comprehensive income (loss):
Unrealized gain (loss) on treasury locks and interest rate swaps, net	2,094	(3,832)
Other comprehensive income (loss):	2,094	(3,832)
Comprehensive income (loss)	3,508	(549)
Non-controlling interest in Operating Partnership	(49)	(156)
Other comprehensive (income) loss attributable to non-controlling interest	(70)	178
Comprehensive income (loss) attributable to Easterly Government Properties, Inc.	$3,389	$(527)

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$1,414	$3,283
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	33,221	26,797
Straight line rent	(2,007)	251
Income from unconsolidated real estate venture	(1,664)	(1,822)
Amortization of above- / below-market leases	(435)	(518)
Amortization of unearned revenue	(3,704)	(1,762)
Amortization of loan premium / discount	(4)	(6)
Amortization of deferred financing costs	943	757
Amortization of lease inducements	399	329
Amortization of real estate loans receivable origination fees	(36)	(36)
Amortization of treasury lock settlement	69	8
Distributions from investment in unconsolidated real estate venture	2,315	3,795
Non-cash compensation	2,097	1,421
Provision for (recovery of) credit losses	196	(238)
Net change in:
Tenant accounts receivable	(19,272)	617
Prepaid expenses and other assets	(1,652)	(3,312)
Real estate loan interest receivable	(63)	(931)
Deferred revenue associated with operating leases	14,535	(875)
Principal payments on operating lease obligations	(182)	(172)
Principal repayment of sales-type lease	64	—
Accounts payable, accrued expenses and other liabilities	1,101	(3,399)
Net cash provided by operating activities	27,335	24,187
Cash flows from investing activities
Real estate acquisitions and deposits	(43,195)	(7,307)
Additions to operating properties	(5,538)	(8,598)
Additions to development properties	(17,770)	(20,793)
Investments in real estate loans receivable, net	(6,930)	(8,541)
Net cash used in investing activities	(73,433)	(45,239)
Cash flows from financing activities
Payment of deferred financing costs	—	(2,302)
Issuance of common shares	2,167	41,270
Credit facility draws	99,250	55,500
Credit facility repayments	(53,250)	(175,000)
Issuance of notes payable	—	125,000
Treasury lock settlement	—	(1,945)
Repayments of mortgage notes payable	(1,190)	(1,127)
Dividends and distributions paid	(21,810)	(30,240)
Payment of offering costs	(22)	(419)
Net cash provided by financing activities	25,145	10,737

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2026	2025
Net decrease in Cash and cash equivalents and Restricted cash	$(20,953)	$(10,315)
Cash and cash equivalents and Restricted cash, beginning of period	33,631	27,804
Cash and cash equivalents and Restricted cash, end of period	$12,678	$17,489

Supplemental disclosure of cash flow information
Cash paid for interest (net of capitalized interest of $545 and $2,026 in 2026 and 2025, respectively)	$18,522	$15,640
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$4,884	$5,075
Additions to development properties accrued, not paid	19,279	20,663
Deferred financing costs accrued, not paid	—	183
Offering costs accrued, not paid	3	14
Deferred asset acquisition costs accrued, not paid	39	104
Unrealized gain (loss) on treasury locks and interest rate swaps, net	2,094	(3,832)
Recognition of operating lease right-of-use assets	859	—
Recognition of liabilities related to operating lease right-of-use assets	1,321	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(899)	$—
Additional paid-in capital	899	—
Total	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Notes to the Consolidated Financial Statements (unaudited)

1. Organization and Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2025, and related notes thereto, included in the Annual Report on Form 10-K of Easterly Government Properties, Inc. (the “Company”) for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2026.

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

We are an internally managed REIT, focused primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate over 85% of our revenue by leasing our properties to such agencies, either directly or through the U.S. General Services Administration (“GSA”). Our objective is to generate attractive risk-adjusted returns for our stockholders over the long-term through dividends and capital appreciation.

We focus primarily on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We may also consider other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of March 31, 2026, we wholly owned 96 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 10.7 million leased square feet, including 93 operating properties that were leased primarily to U.S. Government tenant agencies, eight operating properties leased to tenant agencies of a U.S. state or local government and five operating properties that were entirely leased to private tenants. As of March 31, 2026, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned three properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 96.6% of the aggregate limited partnership interests in the Operating Partnership (“common units”) as of March 31, 2026. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2026 and December 31, 2025, the consolidated results of operations for the three months ended March 31, 2026 and 2025, and the consolidated cash flows for the three months ended March 31, 2026 and 2025. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2026, we acquired a lease arrangement that qualifies for classification as a sales-type lease under Accounting Standards Codification Topic 842 Leases (“ASC 842”). Prior to the first quarter of 2026, all of our leases met the classification criteria of an operating lease in accordance with ASC 842. As a result, we updated our accounting policy to reflect the recognition and presentation of sales-type and direct financing leases as a lessor. There were no adjustments made retrospectively to the information in our consolidated financial statements as a result of the update in policy. See note 3, note 5 and note 12 for additional information on the impact of the adoption of sales-type lease accounting on our consolidated financial statements. All other significant accounting policies used in the preparation of our condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Revenue Recognition

Rental income includes base rents paid by each tenant in accordance with its lease agreement conditions. Upon lease commencement, we evaluate leases to determine if they meet criteria set forth in lease accounting guidance for classification as sales-type leases or direct financing leases; if a lease meets none of these criteria, we classify the lease as an operating lease. Upon commencement of sales-type leases, we derecognize the underlying asset, recognizing in its place a net investment in the lease equal to the sum of the lease receivable and the present value of any unguaranteed residual asset and recognize any selling profit or loss created as a result of the difference between those two amounts, less any related deferred initial direct lease costs. Similarly, for direct financing leases, we would derecognize the underlying asset and recognize a net investment in the lease, but, unlike in a sales-type lease, would defer profit and amortize it as interest income over the lease term. Our leases of properties as lessor are predominantly classified as operating leases, for which the underlying asset remains on our balance sheet and is depreciated consistently with other owned assets. We recognize rental income for our operating leases on a straight-line basis over the lease term of each lease. For acquisitions of existing buildings, we recognize rental income from leases already in place coincident with the date of property closing. Lease incentives are recorded as a deferred asset and amortized as a reduction of revenue on a straight-line basis over the respective lease term. Above- and below-market leases are amortized into rental income over the terms of the respective leases. Further, Rental income includes certain tenant reimbursement income (real estate taxes, operating expenses, utility usage, and other reimbursements), which are accrued as variable lease payments in the same periods as the related expenses are incurred in accordance with ASC 842.

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

Other income includes income on the associated tenant reimbursement construction projects, parking income, interest income recognized from our real estate loans receivable and other miscellaneous income.

Asset management income includes revenue from asset and property management services to our unconsolidated real estate venture. The asset management fees are earned by us for managing properties owned by related parties. The asset management service fees are based upon contractual rates applied to actively invested capital, with fee income recognized on a monthly basis. The property management service and engineering fees are based on a contractual rate in accordance with the management agreement. If construction management services are provided, a construction management fee is charged to the tenant in accordance with the management agreement. The fees are recognized as a single performance obligation comprised of a series of distinct services related to property operations. We believe the overall services provided by asset management activities have the same pattern of performance over the term of the agreement. We account for this revenue gross of our ownership interest in the respective real estate venture and recognize such revenue as “Asset management income” in our Consolidated Statements of Operations when earned. Our proportionate share of related expense is recognized in “Income from unconsolidated real estate venture.”

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 amends certain aspects of the hedge accounting guidance in ASC 815, Derivatives and Hedging, to provide targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness and clarifications related to hedging non-financial items. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance should be applied on a prospective basis. We are currently evaluating the impact of this standard, however, we do not expect the standard to have a material impact on our consolidated financial statements and related disclosures.

3. Real Estate and Intangibles

Acquisitions

During the three months ended March 31, 2026, we acquired three operating properties in asset acquisitions, a three building portfolio in Glen Allen, VA, for an aggregate purchase price of $44.6 million. We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

Total
Real estate
Land	$6,965
Building	17,580
Acquired tenant improvements	5,913
Total real estate	30,458
Investment in sales-type lease, net
Investment in sales-type lease, net (1)	3,408
Total other assets	3,408
Intangible assets
In-place leases	9,534
Acquired leasing commissions	3,112
Above-market leases	485
Total intangible assets	13,131
Intangible liabilities
Below-market leases	(2,374)
Total intangible liabilities	(2,374)
Purchase price	$44,623

(1) Both the investment in sales-type lease, net and credit loss allowance are recorded within Real estate loans receivable, net and investment in sales-type lease, net on our Consolidated Balance Sheet. No profit or loss was recognized upon commencement of the lease.

The intangible assets and liabilities of operating properties acquired during the three months ended March 31, 2026 have a weighted average amortization period of 7.6 years as of March 31, 2026. During the three months ended March 31, 2026, these acquisitions contributed $1.5 million of revenues and $0.3 million of net income in our Consolidated Statements of Operations related to the operating properties acquired.

During the three months ended March 31, 2026, we incurred $0.6 million of acquisition-related expenses, mainly consisting of internal costs associated with property acquisitions.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of March 31, 2026 (amounts in thousands):

Total
Real estate properties, net
Land	$321,600
Building and improvements	2,824,477
Acquired tenant improvements	118,029
Construction in progress	51,663
Accumulated depreciation	(577,014)
Total Real estate properties, net	2,738,755
Intangible assets, net
In-place leases	345,522
Acquired leasing commissions	97,985
Above market leases	15,105
Payment in lieu of taxes	6,394
Accumulated amortization	(275,472)
Total Intangible assets, net	189,534
Intangible liabilities, net
Below market leases	(78,996)
Accumulated amortization	65,398
Total Intangible liabilities, net	(13,598)

The following table summarizes the scheduled amortization of our acquired above- and below-market lease intangibles for each of the five succeeding years as of March 31, 2026 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2026 (1)	$919	$(2,212)
2027	1,216	(2,729)
2028	841	(2,184)
2029	309	(1,498)
2030	203	(1,328)
(1)
Represents the nine months ending December 31, 2026.

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in the JV (dollars in thousands):

		As of March 31,
Joint Venture	Ownership Interest	2026
MedBase Venture	53.0%	$304,070

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

5. Real Estate Loans Receivable

On August 6, 2024, we entered into a construction loan agreement (the “Construction Loan”) to lend up to $52.1 million to a developer (the “Borrower”). The construction loan will accrue interest monthly at a fixed market rate of 9.00% per annum. The construction loan shall be re-paid in full on or before August 31, 2027, the maturity date. Upon completion of the development, we had the option to purchase at fair value all of the issued and outstanding membership interest from the Borrower in a special purpose entity (“SPE”) which solely holds the developed property. We hold a variable interest in the SPE, but we do not consolidate the SPE as we are not the primary beneficiary due to the lack of power to direct significant activities performed by the SPE. The fair value of this real estate loan receivable was approximately $35.6 million as of March 31, 2026.

On April 1, 2025, the Borrower repaid $15.0 million of the construction loan outstanding upon substantial completion of the development and receipt of the lump sum reimbursement from the government. On April 15, 2025, we declined the option to purchase, at the stated price, all of the issued and outstanding membership interest from the Borrower.

On March 5, 2026, we entered into a mezzanine construction loan agreement (the “Mezzanine Construction Loan”) to lend $7.0 million to a developer (the “Mezzanine Borrower”). The mezzanine construction loan will accrue interest monthly at a fixed market rate of 12.00% per annum. The mezzanine construction loan shall be re-paid in full on or before March 5, 2030, the maturity date, however, the Mezzanine Borrower has the option to extend the maturity date by an additional twelve months through March 5, 2031. We hold a variable interest in the Mezzanine Borrower entity, but we do not consolidate the entity as we are not the primary beneficiary due to the lack of power to direct significant activities performed by the Mezzanine Borrower. The fair value of this real estate loan receivable was approximately $7.8 million as of March 31, 2026.

A summary of our real estate loans receivable consisted of the following (dollars in thousands):

	March 31, 2026	December 31, 2025
Real estate loans receivable	$45,729	$35,357
Allowance for credit losses	(1,267)	(1,071)
Real estate loans receivable, net	$44,462	$34,286

The table below sets forth the activity for our allowance for credit losses for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Real Estate Loans Receivable (1)	Real Estate Loan Unfunded Commitments (2)
Balance as of December 31, 2024	$1,436	$92
Provision for (recovery of) credit losses	(171)	(67)
Balance as of March 31, 2025	$1,265	$25

Balance as of December 31, 2025	$1,071	$11
Provision for (recovery of) credit losses	196	—
Balance as of March 31, 2026	$1,267	$11
(1)
As of March 31, 2026, both our Construction Loan and Mezzanine Construction Loan are included within the non-investment grade category as both entities lack credit agency ratings. We used a non-investment grade credit spread to the applicable U.S. treasury rate to determine a probability of default. As of March 31, 2026, there are no payments that are considered past due nor any on nonaccrual status.
(2)
Allowance for credit loss liability is included within Accounts payable, accrued expenses and other liabilities on our Consolidated Balance Sheets.

During the three months ended March 31, 2026 and 2025, we recognized interest income from our real estate loans receivable of $0.9 million and $0.9 million, respectively. Interest income from our real estate loans receivable is included within Other income on our Consolidated Statements of Operations.

6. Debt

At March 31, 2026, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2026	Rate (1)(2)	Maturity
Revolving credit facility:
2024 revolving credit facility (3)	$245,050	SOFR + 145 bps	June 2028 (4)
Total revolving credit facility	245,050

Term loan facilities:
2016 term loan facility	100,000	5.31% (5)	January 2028 (6)
2018 term loan facility	200,000	5.09% (7)	August 2028 (8)
Total term loan facilities	300,000
Less: Total unamortized deferred financing fees	(2,521)
Total term loan facilities, net	297,479

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
2024 series B senior notes	50,000	6.56%	August 2033
2025 series A senior notes	25,000	6.13%	March 2030
2025 series B senior notes	100,000	6.33% (9)	March 2032
Total notes payable	1,025,000
Less: Total unamortized deferred financing fees	(5,868)
Total notes payable, net	1,019,132

Mortgage notes payable:
USFS II – Albuquerque	6,932	4.46%	July 2026
ICE – Charleston	8,517	4.21%	January 2027
VA – Loma Linda	127,500	3.59%	July 2027
CBP – Savannah	7,561	3.40%	July 2033
Total mortgage notes payable	150,510
Less: Total unamortized deferred financing fees	(298)
Less: Total unamortized premium/discount	(158)
Total mortgage notes payable, net	150,054

Total debt	$1,711,715
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
(2)
At March 31, 2026, the USD SOFR with a five day lookback (“SOFR”) was 3.63%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $400.0 million senior unsecured revolving credit facility (the “2024 revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (as amended, our “2016 term loan facility”) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.

(3)
Our $400.0 million senior unsecured 2024 revolving credit facility had available capacity of $154.8 million at March 31, 2026, in addition to an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
(4)
Our 2024 revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(5)
Our 2016 term loan facility is subject to three interest rate swaps with effective dates of December 23, 2024 and a notional value of $100.0 million, which effectively fixes the interest rate at 5.31% annually, based on our consolidated leverage ratio as defined in our 2016 term loan facility agreement.
(6)
Our 2016 term loan facility has two one-year as-of-right extension options subject to certain conditions and the payment of an extension fee.
(7)
Our 2018 term loan facility is subject to three interest rate swaps, of which one has an effective date of March 24, 2025 and two of the swaps have an effective date of June 30, 2025. The three swaps have an aggregate notional value of $200.0 million, which effectively fixes the interest rate at 5.09% annually, based on our consolidated leverage ratio as defined in our 2018 term loan facility agreement.
(8)
Our 2018 term loan facility has two one-year as-of-right extension options subject to certain conditions and the payment of an extension fee.
(9)
We entered into two $50.0 million treasury lock agreements to fix the Treasury rate of our 2025 series B senior notes.

As of March 31, 2026, the net carrying value of real estate collateralizing our mortgages payable totaled $208.4 million. See Note 8 for the fair value of our debt instruments.

Financial Covenant Considerations

As of March 31, 2026, we were in compliance with all financial and other covenants related to our debt.

7. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of March 31, 2026. We entered into these interest rate swap derivatives to reduce our exposure to the variability in future cash flows attributable to changes in our floating rate debt (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$40,000	3.85%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$(180)
$30,000	3.86%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$(139)
$30,000	3.86%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$(141)
$100,000	3.72%	USD-SOFR with -5 Day Lookback	March 24, 2025	April 1, 2028	$(299)
$50,000	3.66%	USD-SOFR with -5 Day Lookback	June 30, 2025	July 1, 2028	$(124)
$50,000	3.67%	USD-SOFR with -5 Day Lookback	June 30, 2025	July 1, 2028	$(127)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheets (amounts in thousands):

Balance Sheet Line Item	As of March 31, 2026
Interest rate swaps - Asset	$—
Interest rate swaps - Liability	(1,010)

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on our variable rate debt.

We estimate that $0.6 million will be reclassified from AOCI as a net increase to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (amounts in thousands):

	For the three months ended March 31,
	2026	2025
Unrealized gain (loss) recognized in AOCI	$1,963	$(3,447)
Gain (loss) reclassified from AOCI into interest expense	(131)	385

Credit-Risk-Related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on such indebtedness. As of March 31, 2026, the net fair value of derivatives in a liability position, which includes accrued interest, related to agreements with our derivative counterparties was $1.0 million. As of March 31, 2026, the Company had not breached any provisions of these agreements and had not posted any collateral related to these agreements. If the Company were to breach any such provisions of these agreements, it would be required to settle its obligations under the agreements at their termination value of $1.1 million.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of March 31, 2026 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding our real estate loans receivable) and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The fair value of our real estate loans receivable, as disclosed in Note 5, is based on the discounted estimated future cash flows of the loan (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments. The table below presents our assets measured at fair value on a recurring basis as of March 31, 2026, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of March 31, 2026
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$—	$—
Interest rate swaps - Liability	$—	$(1,010)	$—

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

Financial assets and liabilities not measured at fair value

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of March 31, 2026:

	As of March 31, 2026
Financial liabilities	Carrying Amount (1)	Fair Value (2)

2024 revolving credit facility	$245,050	$245,050
2016 term loan facility	$100,000	$100,000
2018 term loan facility	$200,000	$200,000
Notes payable	$1,025,000	$988,269
Mortgages payable	$150,510	$146,836
(1)
The carrying amount consists of principal only.
(2)
We consider the fair value measurement of the financial liability instrument a Level 3 measurement.

9. Equity Incentive Plan

The following is a summary of our stock-based compensation expense, net for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Stock-based compensation expense, net	$2,097	$1,421

Stock-based compensation expense, net is included within corporate general and administrative expenses on our Consolidated Statements of Operations.

On January 5, 2026, we granted an aggregate of 268,766 performance-based LTIP units to members of management pursuant to the Easterly Government Properties, Inc. 2024 Equity Incentive Plan (as amended, the “2024 Plan”), consisting of:

(i)
20,589 LTIP units that are subject to us achieving certain total shareholder return performance thresholds (on a relative basis). These units will vest to the extent earned following the end of the performance period on December 31, 2028;
(ii)
25,806 LTIP units that are subject to us achieving certain operational performance hurdles. These units will vest to the extent earned following the end of the performance period on December 31, 2028; and
(iii)
222,371 LTIP units that are subject to us achieving certain performance conditions based on the appreciation of the Company’s common stock price. These units have a performance period beginning on the grant date and ending on January 5, 2034. These units will vest in full on January 5, 2031, subject to the recipient’s continued employment with the Company through such date and subject to achieving certain performance conditions.

Pursuant to the 2024 Plan, the significant assumptions used to value the performance-based LTIP units using a Monte Carlo Simulation (risk-neutral approach) include expected volatility (26.0% - 27.0%), dividend yield (6.6% - 8.3%), risk-free interest rate (3.5% - 4.0%) and expected life (3 - 8 years).

On January 5, 2026, we also granted an aggregate of 136,314 service-based LTIP units to members of management pursuant to the 2024 Plan, which will vest on December 31, 2028. The LTIP units are subject to the grantee’s continued employment and the other terms of the awards.

On January 5, 2026, we granted an aggregate of 15,247 shares of restricted common stock to members of management pursuant to the 2024 Plan. The shares will vest on January 5, 2028, subject to the grantee’s continued employment and the other terms of the awards.

10. Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended March 31, 2026 and 2025 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended March 31, 2026
Balance at December 31, 2025	46,303,469	$463	$1,958,412	$144,857	$(776,022)	$(4,578)	$46,433	$1,369,565
Stock based compensation, net	—	—	282	—	—	—	1,815	2,097
Dividends and distributions paid ($0.45 per share)	—	—	—	—	(20,858)	—	(952)	(21,810)
Grant of unvested restricted stock	15,247		—	—	—	—	—	—
Redemption of common units for shares of common stock	31,488	—	899	—	—	—	(899)	—
Issuance of common stock, net	94,170	1	2,142	—	—	—	—	2,143
Unrealized gain on treasury locks and interest rate swaps, net	—	—	—	—	—	2,024	70	2,094
Net income	—	—	—	1,365	—	—	49	1,414
Allocation of non-controlling interest in Operating Partnership	—	—	(148)	—	—	—	148	—
Balance at March 31, 2026	46,444,374	$464	$1,961,587	$146,222	$(796,880)	$(2,554)	$46,664	$1,355,503
Three months ended March 31, 2025
Balance at December 31, 2024 (1)	43,188,224	$432	$1,874,193	$131,854	$(686,044)	$683	$65,999	$1,387,117
Stock based compensation	—	—	177	—	—	—	1,244	1,421
Dividends and distributions paid ($0.66 per share)	—	—	—	—	(28,613)	—	(1,627)	(30,240)
Issuance of common stock, net	1,514,266	15	40,794	—	—	—	—	40,809
Unrealized loss on interest rate swaps	—	—	—	—	—	(3,654)	(178)	(3,832)
Net income	—	—	—	3,127	—	—	156	3,283
Allocation of non-controlling interest in Operating Partnership	—	—	727	—	—	—	(727)	—
Balance at March 31, 2025	44,702,490	$447	$1,915,891	$134,981	$(714,657)	$(2,971)	$64,867	$1,398,558

(1) As of December 31, 2024, the Company reclassified $0.6 million from Common Stock to Additional Paid-in-Capital due to the reduction in shares outstanding in connection with the 1-for-2.5 reverse stock split of the Company’s issued and outstanding Common Stock, effective April 28, 2025 (the “Reverse Stock Split”). Concurrently with the Reverse Stock Split, our operating partnership completed a corresponding 1-for-2.5 reverse unit split of outstanding common units and LTIP units (the “Reverse Unit Split”).

A summary of dividends declared by our Board of Directors per share of common stock and per common unit (as adjusted to reflect the Reverse Stock Split and Reverse Unit Split) at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2026	April 22, 2026	May 7, 2026	May 21, 2026	$0.45

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

ATM Programs

We entered into an equity distribution agreement on June 22, 2021 (the “2021 ATM Program”) with various financial institutions. Pursuant to the 2021 ATM Program, we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the 2021 ATM Program, we may enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of the various financial institutions party to the 2021 ATM Program for the sale of shares of our common stock on a forward basis.

The following table sets forth certain information with respect to issuances under the 2021 ATM Program during the three months ended March 31, 2026 (amounts in thousands except share amounts):

	2021 ATM Program
For the quarter ended	Number of Shares Issued (1)	Net Proceeds
March 31, 2026	94,170	$2,146
Total	94,170	$2,146

(1) Shares issued by us, which were all issued in settlement of forward sale transactions. As of March 31, 2026, we had settled all of our outstanding forward sale transactions under the 2021 ATM Program. We accounted for the forward sale transactions as equity.

As of March 31, 2026, we had approximately $234.0 million of gross sales of our common stock available under the 2021 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the three months ended March 31, 2026.

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

The following table sets forth the computation of our basic and diluted earnings per share of common stock for the three months ended March 31, 2026 and 2025 (amounts in thousands, except per share amounts):

	For the three months ended March 31,
	2026	2025
Numerator
Net income	$1,414	$3,283
Less: Non-controlling interest in Operating Partnership	(49)	(156)
Net income available to Easterly Government Properties, Inc.	1,365	3,127
Less: Dividends on participating securities	(240)	(207)
Net income available to common stockholders	$1,125	$2,920
Denominator for basic EPS	46,260,517	43,224,145
Dilutive effect of share-based compensation awards	34,197	12,978
Dilutive effect of LTIP units (1)	158,885	129,373
Dilutive effect of shares issuable under forward sale agreements (2)	—	5,711
Denominator for diluted EPS	46,453,599	43,372,207
Basic EPS	$0.02	$0.07
Diluted EPS	$0.02	$0.07

(1)
During the three months ended March 31, 2026, there were 1,226,143 unvested performance-based LTIP units that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period. During the three months ended March 31, 2025, there were 163,805 unvested performance-based LTIP units, respectively, that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.
(2)
During the three months ended March 31, 2026, there were no underlying unsettled forward sale transactions that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period. During the three months ended March 31, 2025, all shares of underlying unsettled forward sale transactions were dilutive and included in the computation of diluted EPS.

12. Leases

Lessor

We lease commercial space to the U.S. Government through the GSA or other federal agencies or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 20.7 years as of March 31, 2026), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

On February 22, 2026, we received a lump sum reimbursement for FDA Atlanta relating to the landlord improvements in excess of the U.S. Government’s tenant improvement allowance of $12.6 million. Total reimbursements received for the project as of March 31, 2026 are $150.7 million. We recorded the payments as Deferred revenue on our Consolidated Balance Sheet and began amortizing over the life of the lease through Rental income.

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	For the three months ended March 31,
	2026	2025
Fixed	$82,818	$70,773
Variable	5,775	4,773
Rental income	88,593	75,546

Lessee

We lease corporate office space under operating lease arrangements in Washington, D.C., San Diego, CA and West Palm Beach, FL. The leases include variable lease payments that, in the future, will vary based on changes in real estate tax rates, usage, or share of expenditures of the leased premises. We have elected not to separate lease and non-lease components for our corporate office leases.

As of March 31, 2026, the unamortized balances associated with our right-of-use operating lease asset and operating lease liability were $4.1 million and $4.6 million, respectively. We used our incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for our commenced operating leases for the three months ended March 31, 2026 (amounts in thousands):

	For the three months ended March 31,
	2026	2025
Cash flows from operating lease costs	$224	$197

In addition, the maturity of fixed lease payments under our commenced corporate office leases as of March 31, 2026 is summarized in the table below (amounts in thousands):

Corporate office leases	Payments due by period
2026 (1)	591
2027	671
2028	1,081
2029	1,046
2030	731
Thereafter	1,212
Total future minimum lease payments	$5,332
Imputed interest	(718)
Total	$4,614
(1)
Represents the nine months ending December 31, 2026.

13. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three months ended March 31, 2026 (amounts in thousands):

	For the three months ended March 31,
Tenant	2026	2025

Food and Drug Administration (“FDA”)	$471	$55
Department of Veteran Affairs (“VA”)	252	146
U.S. Joint Staff Command (“JSC”)	68	314
Internal Revenue Service (“IRS”)	31	50
Federal Bureau of Investigation (“FBI”)	25	207
Department of Treasury (“TREAS”)	2	—
The Judiciary of the U.S. Government (“JUD”)	1	38
U.S. Citizenship and Immigration Services (“USCIS”)	1	28
U.S. Coast Guard (“USCG”)	—	207
Department of Transportation (“DOT”)	—	51
General Services Administration - Other	—	42
State of California (“CA”)	—	41
	$851	$1,179

As of both March 31, 2026 and December 31, 2025, the balance in Accounts receivable related to tenant construction projects and the associated project management income was $2.5 million, which is inclusive of contract assets or liabilities.

The duration of the majority of tenant construction project reimbursement arrangements is less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects on-going as of March 31, 2026 with a duration of greater than one year.

During the three months ended March 31, 2026 and 2025, we recognized $0.4 million and $0.2 million, respectively, in parking garage income. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied. As of March 31, 2026 and December 31, 2025, the balance in Accounts receivable related to parking garage income was $0.1 million and $0.2 million, respectively.

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

As stated in Note 1 above, we lease commercial space to the U.S. Government or non-governmental tenants. At March 31, 2026, the U.S. Government accounted for approximately 86.2% of our total annualized lease income, state and local government tenants accounted for approximately 8.4% of our annualized lease income and non-governmental tenants accounted for the remaining approximately 5.4%.

Seventeen of our 106 wholly-owned and unconsolidated operating properties are located in California, accounting for approximately 12.9% of our total leased square feet and approximately 16.7% of our total annualized lease income as of March 31, 2026. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

15. Segment Information

During the three months ended March 31, 2026 and 2025, our operations are reported within one reportable and operating segment in the consolidated financial statements and all of our properties are included within this single reportable and operating segment (the “segment”).

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

16. Related Parties

We have reimbursement arrangements with entities controlled by our Chief Executive Officer and Vice Chairman, which provide for reimbursement of costs paid on our behalf, or those we pay on their behalf. During the three months ended March 31, 2026, we were responsible for reimbursing costs of $0.1 million and received reimbursement for costs of less than $0.1 million. During the three months ended March 31, 2025, we were responsible for reimbursing costs of $0.1 million and received reimbursement for costs of less than $0.1 million.

We provide asset management services to properties owned by the JV. For the three months ended March 31, 2026, we recognized Asset management income of $0.6 million and reimbursement for certain costs that we paid on their behalf of $0.7 million. For the three months ended March 31, 2025, we recognized Asset management income of $0.6 million and reimbursement for certain costs that we paid on their behalf of $0.6 million.

As of March 31, 2026, receivables from related parties were $0.5 million which was included within prepaid expenses and other assets on our balance sheet. As of March 31, 2026, there were no Accounts payable, accrued expenses and other liabilities owed to related parties.

17. Subsequent Events

For our consolidated financial statements as of March 31, 2026, we evaluated subsequent events and noted the following significant events.

Subsequent to March 31, 2026, on April 22, 2026, the Company’s stockholders approved an amendment to the 2024 Plan to increase the aggregate number of shares authorized for issuance from 1,440,000 shares (as adjusted for the Reverse Stock Split) to 4,315,000 shares of common stock, reflecting an increase of 2,875,000 shares. The amendment had been previously approved by the Company’s Board of Directors on March 20, 2026, subject to stockholder approval, and became effective upon such approval.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•
the factors included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and the factors included under the heading “Risk Factors” in our other public filings;
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

For a further discussion of these and other factors that could affect us and the statements contained herein, see the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as may be supplemented or amended from time to time.

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

We are an internally managed real estate investment trust (“REIT”), focused primarily on the acquisition, development and management of Class A commercial properties that are leased to U.S. Government agencies that serve essential functions. We generate over 85% of our revenue by leasing our properties to such agencies, either directly or through the U.S. General Services Administration (“GSA”). Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation.

We focus primarily on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We continue to pursue opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of March 31, 2026, we wholly owned 96 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 10.7 million leased square feet (10.1 million pro rata), including 93 operating properties that were leased primarily to U.S. Government tenant agencies, eight operating properties leased to tenant agencies of a U.S. state or local government and five operating properties that were entirely leased to private tenants. As of March 31, 2026, our operating properties were 97% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned three properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 96.6% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of March 31, 2026. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

2026 Activity

Acquisitions

On January 16, 2026, we acquired a 297,713 leased square foot campus consisting of three real estate operating properties near Richmond, Virginia. The assets are leased primarily to the Commonwealth of Virginia and have lease expirations ranging from 2027 to 2036.

Operating Properties

As of March 31, 2026, our operating properties were 97% leased with a weighted average annualized lease income per leased square foot of $36.82 ($36.54 pro rata) and a weighted average age of approximately 16.9 years based on the date the property was built or renovated-to-suit, where applicable. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at March 31, 2026, and it includes properties held by the JV:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,873,821	4.2%	$51.51
USCIS - Kansas City (3)	Lee's Summit, MO	O	2027 - 2042	417,945	10,396,754	2.5%	24.88
JSC - Suffolk	Suffolk, VA	SF	2028	403,737	8,556,069	2.1%	21.19
Various GSA - Chicago	Des Plaines, IL	O	2026	188,768	7,925,559	2.0%	41.99
FDA - Atlanta	Atlanta, GA	L	2045	162,000	7,064,454	1.8%	43.61
IRS - Fresno	Fresno, CA	O	2033	180,481	7,019,201	1.8%	38.89
FBI - Salt Lake	Salt Lake City, UT	SF	2032	169,542	6,849,033	1.7%	40.40
Various GSA - Portland (4)	Portland, OR	O	2027-2039	175,214	5,933,752	1.5%	33.87
VA - San Jose	San Jose, CA	OC	2038	90,085	5,822,259	1.5%	64.63
Various GSA - Buffalo (5)	Buffalo, NY	O	2026-2039	251,236	5,790,098	1.5%	23.05
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,777,792	1.5%	34.07
PTO - Arlington	Arlington, VA	SF	2035	190,546	5,393,537	1.4%	28.31
FBI - Tampa	Tampa, FL	SF	2040	138,000	5,385,768	1.4%	39.03
FDA - Alameda	Alameda, CA	L	2039	69,624	5,025,603	1.3%	72.18
FBI - San Antonio	San Antonio, TX	SF	2045	148,584	4,865,679	1.2%	32.75
USCIS - Lincoln	Lincoln, NE	O	2026	137,671	4,855,909	1.2%	35.27
FBI / DEA - El Paso	El Paso, TX	SF	2028	203,683	4,818,384	1.2%	23.66
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,668,336	1.2%	22.19
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,428,100	1.1%	24.26
FBI - Mobile	Mobile, AL	SF	2029	76,112	4,350,464	1.1%	57.16
FDA - Lenexa	Lenexa, KS	L	2040	59,690	4,286,244	1.1%	71.81
ICE - Dallas (6)	Irving, TX	SF	2032 / 2040	135,200	4,236,638	1.1%	31.34
FBI - Pittsburgh	Pittsburgh, PA	SF	2027	100,054	4,214,053	1.1%	42.12
FBI - Knoxville	Knoxville, TN	SF	2028	99,130	4,208,887	1.1%	42.46
VA - South Bend	Mishawaka, IN	OC	2032	86,363	4,145,662	1.1%	48.00
FBI - Omaha	Omaha, NE	SF	2044	112,196	3,981,453	1.0%	35.49
VA - Mobile	Mobile, AL	OC	2033	79,212	3,927,189	1.0%	49.58
FBI - New Orleans	New Orleans, LA	SF	2029	137,679	3,861,871	1.0%	28.05
FBI - Albany	Albany, NY	SF	2036	69,476	3,597,252	0.9%	51.78
FBI - Birmingham	Birmingham, AL	SF	2042	96,278	3,596,878	0.9%	37.36
DOT - Lakewood	Lakewood, CO	O	2039	116,046	3,585,870	0.9%	30.90
EPA - Kansas City	Kansas City, KS	L	2043	55,833	3,578,199	0.9%	64.09
USFS II - Albuquerque	Albuquerque, NM	O	2031	98,720	3,578,032	0.9%	36.24
FBI - Richmond	Richmond, VA	SF	2041	96,607	3,383,207	0.9%	35.02

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
VA - Chico	Chico, CA	OC	2034	51,647	$3,370,428	0.9%	$65.26
ICE - Charleston	North Charleston, SC	SF	2027	65,124	3,262,630	0.8%	50.10
FBI - Little Rock	Little Rock, AR	SF	2041	102,377	3,262,033	0.8%	31.86
DEA - Sterling	Sterling, VA	L	2038	57,692	3,238,115	0.8%	56.13
JUD - Del Rio	Del Rio, TX	C	2041	89,880	3,216,180	0.8%	35.78
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,176,673	0.8%	47.54
DEA - Vista	Vista, CA	L	2035	52,293	3,175,630	0.8%	60.73
VA - Orange	Orange, CT	OC	2034	56,330	2,978,003	0.8%	52.87
VA - Indianapolis	Brownsburg, IN	OC	2041	80,000	2,973,092	0.8%	37.16
SSA - Charleston	Charleston, WV	O	2029	110,000	2,910,184	0.7%	26.46
ICE - Albuquerque	Albuquerque, NM	SF	2027	71,100	2,886,242	0.7%	40.59
JUD - El Centro	El Centro, CA	C	2034	43,345	2,843,404	0.7%	65.60
DEA - Dallas Lab	Dallas, TX	L	2038	49,723	2,840,436	0.7%	57.13
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,803,294	0.7%	65.99
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,777,450	0.7%	54.48
DEA - Dallas	Dallas, TX	SF	2041	71,827	2,742,744	0.7%	38.19
DHS - Burlington	Williston, VT	SF	2031	74,549	2,738,630	0.7%	36.74
NARA - Broomfield	Broomfield, CO	W	2032	161,730	2,697,002	0.7%	16.68
JUD - Jackson	Jackson, TN	C	2043	75,043	2,654,729	0.7%	35.38
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,647,284	0.7%	31.64
DHS - Atlanta (7)	Atlanta, GA	SF	2031 - 2038	91,185	2,602,112	0.7%	28.54
USAO - Louisville	Louisville, KY	SF	2031	60,000	2,566,248	0.7%	42.77
JUD - Charleston	Charleston, SC	C	2040	52,339	2,491,927	0.6%	47.61
IRS - Ogden	Ogden, UT	W	2029	100,000	2,394,006	0.6%	23.94
CBP - Savannah	Savannah, GA	L	2033	35,000	2,306,216	0.6%	65.89
Various GSA - Cleveland (8)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,248,708	0.6%	36.63
NWS - Kansas City	Kansas City, MO	SF	2033	94,378	2,180,188	0.6%	23.10
DEA - Santa Ana	Santa Ana, CA	SF	2029	39,905	2,036,945	0.5%	51.04
GSA - Clarksburg	Clarksburg, WV	O	2039	70,495	1,958,510	0.5%	27.78
DEA - North Highlands	Sacramento, CA	SF	2033	37,975	1,891,896	0.5%	49.82
JUD - Aberdeen	Aberdeen, MS	C	2040	45,194	1,890,909	0.5%	41.84
DEA - Riverside	Riverside, CA	SF	2032	34,354	1,889,092	0.5%	54.99
NPS - Omaha	Omaha, NE	SF	2029	62,772	1,873,659	0.5%	29.85
ICE - Orlando	Orlando, FL	SF	2040	49,420	1,796,130	0.5%	36.34
VA - Golden	Golden, CO	W	2036	56,753	1,793,899	0.5%	31.61
JUD - Newport News	Newport News, VA	C	2033	35,005	1,693,655	0.4%	48.38
USCG - Martinsburg	Martinsburg, WV	SF	2027	59,547	1,646,454	0.4%	27.65
VA - Charleston	North Charleston, SC	W	2040	97,718	1,519,642	0.4%	15.55
USAO - Springfield	Springfield, IL	SF	2038	43,600	1,399,201	0.4%	32.09
JUD - Council Bluffs	Council Bluffs, IA	C	2041	28,900	1,369,479	0.3%	47.39
DEA - Birmingham	Birmingham, AL	SF	2038	35,616	1,270,359	0.3%	35.67
DEA - Albany	Albany, NY	SF	2042	31,976	1,193,758	0.3%	37.33
HSI - Orlando	Orlando, FL	SF	2036	27,840	1,119,208	0.3%	40.20
SSA - Dallas	Dallas, TX	SF	2035	27,200	1,073,581	0.3%	39.47

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
JUD - South Bend	South Bend, IN	C	2027	30,119	$831,012	0.2%	$27.59
ICE - Louisville	Louisville, KY	SF	2036	17,420	772,144	0.2%	44.33
DEA - San Diego	San Diego, CA	W	2032	16,100	565,018	0.1%	35.09
DEA - Bakersfield	Bakersfield, CA	SF	2038	9,800	497,530	0.1%	50.77
SSA - San Diego	San Diego, CA	SF	2032	10,059	458,846	0.1%	45.62
Subtotal				8,054,450	$292,506,522	74.3%	$36.32

Wholly Owned State and Local Government Property
DC - Capitol Plaza (9)	Washington, DC	O	2026 - 2038	284,688	$18,123,285	4.5%	$63.66
Wake County III - Cary (10)	Cary, NC	O	2027 / 2034	113,722	3,500,694	0.9%	30.78
CA - Anaheim	Anaheim, CA	O	2033 / 2034	95,273	3,364,379	0.9%	35.31
SVA - Glen Allen I	Glen Allen, VA	O	2034	127,500	3,113,404	0.8%	24.42
Wake County II - Cary	Cary, NC	O	2034	98,340	2,967,871	0.8%	30.18
NM - Albuquerque	Albuquerque, NM	O	2036	32,534	2,344,699	0.6%	72.07
Wake County I - Cary	Cary, NC	O	2034	75,401	2,226,569	0.6%	29.53
SVA - Glen Allen II	Glen Allen, VA	O	2036	46,147	1,089,563	0.3%	23.61
Subtotal				873,605	$36,730,464	9.4%	$42.04

Wholly Owned Privately Leased Property
York Space Systems - Greenwood Village	Greenwood Village, CO	SF	2031	138,125	$5,012,522	1.3%	$36.29
SVA - Glen Allen III (11)	Glen Allen, VA	O	2027 - 2031	124,066	2,774,090	0.7%	22.36
Northrop Grumman - Dayton	Beavercreek, OH	SF	2029	99,246	2,629,161	0.7%	26.49
Northrop Grumman - Aurora	Aurora, CO	SF	2032	104,136	2,368,386	0.6%	22.74
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W	2028	70,078	411,207	0.1%	5.87
Subtotal				535,651	$13,195,366	3.4%	$24.63

Wholly Owned Properties Total / Weighted Average				9,463,706	$342,432,352	87.1%	$36.18

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - Phoenix (12)	Phoenix, AZ	OC	2042	257,294	$10,919,455	2.8%	$42.44
VA - San Antonio (12)	San Antonio, TX	OC	2041	226,148	9,233,382	2.3%	40.83
VA - Jacksonville (12)	Jacksonville, FL	OC	2043	193,100	7,634,166	1.9%	39.53
VA - Chattanooga (12)	Chattanooga, TN	OC	2035	94,566	4,311,698	1.1%	45.59
VA - Lubbock (12) (13)	Lubbock, TX	OC	2040	120,916	4,272,006	1.1%	35.33
VA - Marietta (12)	Marietta, GA	OC	2041	76,882	3,864,206	1.0%	50.26
VA - Birmingham (12)	Irondale, AL	OC	2041	77,128	3,212,592	0.8%	41.65
VA - Corpus Christi (12)	Corpus Christi, TX	OC	2042	69,276	2,994,312	0.8%	43.22
VA - Columbus (12)	Columbus, GA	OC	2042	67,793	2,954,810	0.8%	43.59
VA - Lenexa (12)	Lenexa, KS	OC	2041	31,062	1,336,514	0.3%	43.03
Subtotal				1,214,165	$50,733,141	12.9%	$41.78

Total / Weighted Average				10,677,871	$393,165,493	100.0%	$36.82

Total / Weighted Average at Easterly's Share				10,107,212	$369,320,915		$36.54
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
(11)
Three private tenants occupy 124,066 leased square feet.
(12)
We own 53.0% of the property through an unconsolidated joint venture.
(13)
Asset is subject to a ground lease where the unconsolidated joint venture is the lessee.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 20.7 years as of March 31, 2026), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place (including for wholly owned properties and properties held by the JV) as of March 31, 2026:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2026	4	344,916	3.2%	$13,729,244	3.5%	$39.80
2027	12	572,603	5.4%	20,791,493	5.3%	36.31
2028	13	906,740	8.5%	22,256,040	5.7%	24.55
2029	10	757,363	7.1%	24,853,554	6.3%	32.82
2030	6	95,888	0.9%	2,610,150	0.7%	27.22
2031	8	533,104	5.0%	18,472,816	4.7%	34.65
2032	11	712,188	6.7%	22,295,921	5.7%	31.31
2033	10	566,197	5.3%	22,427,093	5.7%	39.61
2034	11	635,293	5.9%	24,461,298	6.2%	38.50
2035	7	440,450	4.1%	17,598,695	4.5%	39.96
Thereafter	56	5,113,129	47.9%	203,669,189	51.7%	39.83
Total / Weighted Average	148	10,677,871	100.0%	$393,165,493	100.0%	$36.82

(1)
The year of lease expiration is pursuant to current contract terms. Some tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of March 31, 2026, eight tenants occupying approximately 4.0% of our leased square feet and contributing approximately 4.3% of our annualized lease income are currently operating under lease provisions that allow them to exercise their right to terminate their lease before the stated term of their respective lease expires.

Information about our development properties as of March 31, 2026 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
JUD - Flagstaff	Flagstaff, AZ	Judiciary of the U.S. Government	C	20-year	50,777
JUD - Medford	Medford, OR	Judiciary of the U.S. Government	C	20-year	40,035
FL - Fort Myers	Fort Myers, FL	Florida Department of Law Enforcement	L	25-year	64,000
Total					154,812
(1)
C=Courthouse; L=Laboratory.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2026 and 2025

The financial information presented below summarizes our results of operations for the three months ended March 31, 2026 and 2025 (amounts in thousands).

	For the three months ended March 31,
	2026	2025	Change
Revenues
Rental income	$88,593	$75,546	$13,047
Tenant reimbursements	804	1,026	(222)
Asset management income	646	622	24
Other income	1,502	1,481	21
Total revenues	91,545	78,675	12,870
Expenses
Property operating	20,536	17,799	2,737
Real estate taxes	8,532	7,957	575
Depreciation and amortization	33,221	26,797	6,424
Acquisition costs	649	307	342
Corporate general and administrative	8,495	6,215	2,280
Provision for (recovery of) credit losses	196	(238)	434
Total expenses	71,629	58,837	12,792
Other income (expense)
Income from unconsolidated real estate venture	1,664	1,822	(158)
Interest expense, net	(20,166)	(18,377)	(1,789)
Net income	$1,414	$3,283	$(1,869)

Revenues

Total revenues increased $12.9 million to $91.5 million for the three months ended March 31, 2026 compared to $78.7 million for the three months ended March 31, 2025.

The $13.0 million increase in Rental income is primarily attributable to the six operating properties acquired since March 31, 2025 and one development property placed into service since March 31, 2025.

The $0.2 million decrease in tenant reimbursements is primarily attributable to a decrease in tenant project reimbursement.

The less than $0.1 million increase in Asset management income is primarily attributable to the fee earned by us for asset management of the JV.

The less than $0.1 million increase in Other income is primarily attributable to an increase in interest income.

Expenses

Total expenses increased $12.8 million to $71.6 million for the three months ended March 31, 2026 compared to $58.8 million for the three months ended March 31, 2025.

The $2.7 million increase in Property operating expenses is primarily attributable to the six operating properties acquired since March 31, 2025 and one development property placed into service since March 31, 2025.

The $0.6 million increase in Real estate taxes is primarily attributable to the six operating properties acquired since March 31, 2025 and one development property placed into service since March 31, 2025.

The $6.4 million increase in Depreciation and amortization is primarily attributable to the six operating properties acquired since March 31, 2025 and one development property placed into service since March 31, 2025.

The $2.3 million increase in Corporate general and administrative is primarily due to an increase in employee costs and non-cash compensation.

The $0.4 million increase in Provision for (recovery of) credit losses is primarily due to the mezzanine loan entered into in March 2026.

Income from unconsolidated real estate venture

The $0.2 million decrease in Income from unconsolidated real estate venture is primarily attributable to higher operating expenses during the quarter ended March 31, 2026.

Interest expense, net

The $1.8 million increase in Interest expense, net is primarily attributable to the fixed rate senior unsecured notes issued in March 2025.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, development activities at JUD – Flagstaff, JUD – Medford and FL - Ft. Myers, planned and possible acquisitions of properties, stockholder distributions to maintain our qualification as a REIT, potential repurchases of common stock under our share repurchase program and other capital obligations associated with conducting our business. At March 31, 2026, we had approximately $2.0 million available in cash and cash equivalents, $10.7 million of restricted cash and there was approximately $154.8 million available under our 2024 revolving credit facility.

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

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•
development and redevelopment activities, including major redevelopment, renovation or expansion programs at JUD - Flagstaff, JUD - Medford and FL - Ft. Myers and other individual properties;

•
property acquisitions;
•
tenant improvements, allowances and leasing costs;
•
recurring maintenance and capital expenditures;
•
debt repayment requirements;
•
commitments to fund advancements through loans receivable;
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

Equity

ATM Programs

We entered into an equity distribution agreement on June 22, 2021 (the “2021 ATM Program”) with various financial institutions. Pursuant to the 2021 ATM Program, we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the 2021 ATM Program, we may enter into one or more forward transactions (each, a “forward sale transaction”) under separate master forward sale confirmations and related supplemental confirmations with each of the various financial institutions party to the 2021 ATM Program for the sale of shares of our common stock on a forward basis.

The following table sets forth certain information with respect to issuances under the 2021 ATM Program during the three months ended March 31, 2026 (amounts in thousands, except share amounts):

	2021 ATM Program
For the quarter ended	Number of Shares Issued (1)	Net Proceeds
March 31, 2026	94,170	$2,146
Total	94,170	$2,146

(1) Shares issued by us, which were all issued in settlement of forward sale transactions. As of March 31, 2026, we had settled all of our outstanding forward sale transactions under the 2021 ATM Program. We accounted for the forward sale transactions as equity.

As of March 31, 2026, we had approximately $234.0 million of gross sales of our common stock available under the 2021 ATM Program.

Share Repurchase Program

On April 28, 2022, our Board of Directors authorized a share repurchase program whereby we may repurchase up to 1,815,597 shares of our common stock (adjusted for the 1-for-2.5 reverse stock split of the Company’s issued and outstanding Common Stock), or approximately 5% of our outstanding shares as of the original authorization date. We are not required to purchase shares under the share repurchase program but may choose to do so in the open market or through privately negotiated transactions at times and amounts based on our evaluation of market conditions and other factors.

No repurchases of shares of our common stock were made under the share repurchase program during the three months ended March 31, 2026.

Debt

Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of March 31, 2026 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	March 31, 2026	Rate (1)(2)	Maturity
Revolving credit facility:
2024 revolving credit facility (3)	$245,050	SOFR + 145 bps	June 2028 (4)
Total revolving credit facility	245,050

Term loan facilities:
2016 term loan facility	100,000	5.31% (5)	January 2028 (6)
2018 term loan facility	200,000	5.09% (7)	August 2028 (8)
Total term loan facilities	300,000
Less: Total unamortized deferred financing fees	(2,521)
Total term loan facilities, net	297,479

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
2024 series B senior notes	50,000	6.56%	August 2033
2025 series A senior notes	25,000	6.13%	March 2030
2025 series B senior notes	100,000	6.33% (9)	March 2032
Total notes payable	1,025,000
Less: Total unamortized deferred financing fees	(5,868)
Total notes payable, net	1,019,132

Mortgage notes payable:
USFS II – Albuquerque	6,932	4.46%	July 2026
ICE – Charleston	8,517	4.21%	January 2027
VA – Loma Linda	127,500	3.59%	July 2027
CBP – Savannah	7,561	3.40%	July 2033
Total mortgage notes payable	150,510
Less: Total unamortized deferred financing fees	(298)
Less: Total unamortized premium/discount	(158)
Total mortgage notes payable, net	150,054

Total debt	$1,711,715
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
(2)
At March 31, 2026, the USD SOFR with a five day lookback (“SOFR”) was 3.63%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $400.0 million senior unsecured revolving credit facility (the “2024 revolving credit facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (as amended, our “2016 term loan facility”) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.
(3)
Our $400.0 million senior unsecured revolving credit facility had available capacity of $154.8 million at March 31, 2026, in addition to an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
(4)
Our 2024 revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(5)
Our 2016 term loan facility is subject to three interest rate swaps with an effective date of December 23, 2024 and a notional value of $100.0 million, which effectively fixes the interest rate at 5.31% annually, based on our consolidated leverage ratio as defined in our 2016 term loan facility agreement.
(6)
Our 2016 term loan facility has two one-year as-of-right extension options subject to certain conditions and the payment of an extension fee.
(7)
Our 2018 term loan facility is subject to three interest rate swaps, of which one has an effective date of March 24, 2025 and two of the swaps have an effective date of June 30, 2025. The three swaps have an aggregate notional value of $200.0 million, which effectively fixes the interest rate at 5.09% annually, based on our consolidated leverage ratio as defined in our 2018 term loan facility agreement.
(8)
Our 2018 term loan facility has two one-year as-of-right extension options subject to certain conditions and the payment of an extension fee.
(9)
We entered into two $50.0 million treasury lock agreements to fix the Treasury rate of our 2025 series B senior notes.

Our 2024 revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of March 31, 2026, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of March 31, 2026 (dollar amounts in thousands):

Debt Capital Structure	March 31, 2026
Total principal outstanding	$1,720,560
Weighted average maturity	3.9 years
Weighted average interest rate	4.6%
% Variable debt	14.2%
% Fixed debt (1)	85.8%
% Secured debt	8.9%
(1)
Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Material Cash Commitments

As of both March 31, 2026 and the date of this filing, the outstanding balance of the Construction Loan receivable was $35.6 million and our remaining obligation to fund was $0.4 million. We expect to fund the remaining commitment through the anticipated maturity of the Construction Loan on August 31, 2027, dependent on the borrower’s election to use the commitments. For a more complete description of the Construction Loan, see Note 5 to the Consolidated Financial Statements.

Other than as described above, during the three months ended March 31, 2026, there were no material changes to the cash commitment information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of March 31, 2026, we had invested $304.1 million in the JV. As of March 31, 2026, we had committed capital, net of return of over committed capital, to the JV totaling $332.9 million and had a remaining commitment of $8.5 million available. None of the properties owned by the JV are encumbered by mortgage indebtedness.

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

A summary of dividends declared by the Board of Directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2026	April 22, 2026	May 7, 2026	May 21, 2026	$0.45
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

Cash Flows

The following table sets forth a summary of cash flows for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	For the three months ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$27,335	$24,187
Investing activities	(73,433)	(45,239)
Financing activities	25,145	10,737

Operating Activities

We generated $27.3 million and $24.2 million of cash from operating activities during the three months ended March 31, 2026 and 2025, respectively. Net cash provided by operating activities for the three months ended March 31, 2026 includes $30.5 million in net cash from rental activities net of expenses and $2.3 million related to distributions from investment in unconsolidated real estate venture offset by $5.5 million related to the change in tenant accounts receivable, prepaid expenses and other assets, real estate loan interest receivable, deferred revenue associated with operating leases, principal payments on operating lease obligations, principal repayment of sales-type lease, and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the three months ended March 31, 2025 includes $28.5 million in net cash from rental activities net of expenses and $3.8 million related to distributions from investment in unconsolidated real estate venture, offset by $8.1 million related to the change in tenant accounts receivable, prepaid expenses and other assets, real estate loan interest receivable, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities.

Investing Activities

We used $73.4 million and $45.2 million in cash for investing activities during the three months ended March 31, 2026 and 2025, respectively. Net cash used in investing activities for the three months ended March 31, 2026 includes $43.2 million in real estate acquisitions and deposits, $17.8 million in additions to development properties, $6.9 million in investments in real estate loans receivable, net and $5.5 million in additions to operating properties. Net cash used in investing activities for the three months ended March 31, 2025 includes $20.8 million in additions to development properties, $8.6 million in additions to operating properties, $8.5 million in investment in real estate loan receivable, net and $7.3 million in real estate acquisitions and deposits.

Financing Activities

We generated $25.1 million and $10.7 million in cash from financing activities during the three months ended March 31, 2026 and 2025, respectively. Net cash generated in financing activities for the three months ended March 31, 2026 includes $46.0 million in net draws under our 2024 revolving credit facility and $2.2 million in gross proceeds from issuance of shares of our common stock offset by $21.8 million in dividend payments, $1.2 million in mortgage notes payable repayment and less than $0.1 million in the payment of offering costs. Net cash generated by financing activities for the three months ended March 31, 2025 includes $125.0 million in note payable issuances and $41.3 million in gross proceeds from issuance of shares of our common stock, offset by $119.5 million in net paydowns under our 2024 revolving credit facility, $30.2 million in dividend payments, $2.3 million in deferred financing costs, $1.9 million in treasury lock settlement, $1.1 million in mortgage notes payable repayment and $0.4 million in the payment of offering costs.

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

We adjust FFO to present Core FFO as an alternative measure of our operating performance, which, when applicable, excludes items which we believe are not representative of ongoing operating results, such as liability management related costs (including losses on extinguishment of debt and modification costs), catastrophic event charges, depreciation of non-real estate assets, recovery of credit losses and the unconsolidated real estate venture’s allocated share of these adjustments. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results. We believe Core FFO more accurately reflects the ongoing operational and financial performance of our core business.

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

The following table sets forth a reconciliation of our net income to FFO and Core FFO for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	For the three months ended March 31,
	2026	2025
Net income	$1,414	$3,283
Depreciation of real estate assets	32,955	26,546
Unconsolidated real estate venture allocated share of above adjustments	2,281	2,279
FFO	36,650	32,108
Adjustments to FFO:
Loss on extinguishment of debt and modification costs	—	900
Provision for (recovery of) credit losses	196	(238)
Natural disaster event expense, net of recovery	15	23
Depreciation of non-real estate assets	267	251
Unconsolidated real estate venture allocated share of above adjustments	17	17
Core FFO	37,145	33,061

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

Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our significant accounting policies, which utilize relevant critical accounting estimates. During the three months ended March 31, 2026, there were no material changes to the discussion of our significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, $1.5 billion, or 85.8% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $245.1 million, or 14.2%, had variable interest rates based on SOFR. If market interest rates on our variable rate debt fluctuate by 25 basis points, our interest expense would increase or decrease, depending on rate movement, by $0.6 million annually.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us.

Item 1A. Risk Factors

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) On April 22, 2026, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved the adoption of an Amended and Restated Executive Cash Severance Plan (the “Amended and Restated Executive Severance Plan”) under which Darrell W. Crate, our Chief Executive Officer and President and other named executive officers, namely Michael P. Ibe, our Executive Vice President, Development and Acquisitions and Vice Chairman of the Board of Directors, Allison E. Marino, our Executive Vice President, Chief Financial Officer, and Franklin V. Logan, our Executive Vice President, General Counsel and Secretary, are eligible to receive severance cash payments in the event of a qualifying termination of employment with the Company. The Amended and Restated Executive Severance Plan was adopted to update the definition of “Cause” and to make other clarifying changes. The terms of the Amended and Restated Executive Severance Plan are otherwise identical to the Executive Cash Severance Plan approved by the Compensation Committee on February 18, 2026, as summarized in Part II, “Item 9B. Other Information” of our Annual Report on Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.

The foregoing description of the Amended and Restated Executive Severance Plan does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such plan, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

(b) During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q:

Exhibit	Exhibit Description

3.1

Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2

Articles of Amendment to the Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on April 28, 2025 and incorporated herein by reference)

3.3

Articles of Amendment to the Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on April 28, 2025 and incorporated herein by reference)

3.4

Articles of Amendment to the Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 8, 2025 and incorporated herein by reference)

3.5

Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.6

First Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 27, 2019 and incorporated herein by reference)

3.7

Second Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 20, 2021 and incorporated herein by reference)

4.1

Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.1†

Amendment No. 1 to the Easterly Government Properties, Inc. 2024 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 24, 2026 and incorporated herein by reference)

10.2*†	Easterly Government Properties, Inc. Amended and Restated Executive Cash Severance Plan

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Exhibit is a management contract or compensatory plan or arrangement.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easterly Government Properties, Inc.

Date: April 27, 2026	/s/ Darrell W. Crate
Darrell W. Crate
President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2026	/s/ Allison E. Marino
Allison E. Marino
Executive Vice President, Chief Financial Officer (Principal Financial Officer)