Form 10-Q
period 2026-06-30
Easterly Government Properties, Inc.
filed 2026-08-03
CIK 1622194

$

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 27, 2026, the registrant had 47,321,617 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Real estate properties, net	$2,751,493	$2,714,650
Cash and cash equivalents	3,300	23,374
Restricted cash	10,353	10,257
Tenant accounts receivable	70,568	51,493
Investment in unconsolidated real estate venture	299,986	304,721
Real estate loans receivable, net and investment in sales-type lease, net	44,963	34,286
Intangible assets, net	182,225	183,911
Interest rate swaps	1,003	—
Prepaid expenses and other assets	52,508	57,078
Total assets	$3,416,399	$3,379,770

Liabilities
Revolving credit facility	43,050	199,050
Term loan facilities, net	495,847	297,200
Notes payable, net	1,019,382	1,018,884
Mortgage notes payable, net	148,906	151,191
Intangible liabilities, net	12,855	11,959
Deferred revenue	225,996	219,201
Interest rate swaps	—	3,034
Accounts payable, accrued expenses and other liabilities	110,604	109,686
Total liabilities	2,056,640	2,010,205

Equity
Common stock, par value $0.01, 80,000,000 shares authorized, 47,321,617 and 46,303,469 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	473	463
Additional paid-in capital	1,983,878	1,958,412
Retained earnings	149,272	144,857
Cumulative dividends	(817,791)	(776,022)
Accumulated other comprehensive loss	(567)	(4,578)
Total stockholders’ equity	1,315,265	1,323,132
Non-controlling interest in Operating Partnership	44,494	46,433
Total equity	1,359,759	1,369,565
Total liabilities and equity	$3,416,399	$3,379,770

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues
Rental income	$89,659	$80,367	$178,252	$155,913
Tenant reimbursements	345	1,895	1,149	2,921
Asset management income	697	622	1,343	1,244
Other income	1,716	1,350	3,218	2,831
Total revenues	92,417	84,234	183,962	162,909
Expenses
Property operating	20,007	19,210	40,543	37,009
Real estate taxes	9,072	8,486	17,604	16,443
Depreciation and amortization	32,158	28,534	65,379	55,331
Acquisition costs	553	362	1,202	669
Corporate general and administrative	8,953	6,807	17,448	13,022
Recovery of credit losses	(313)	(539)	(117)	(777)
Total expenses	70,430	62,860	142,059	121,697
Other income (expense)
Income from unconsolidated real estate venture	1,594	1,840	3,258	3,662
Interest expense, net	(20,423)	(18,960)	(40,589)	(37,337)
Net income	3,158	4,254	4,572	7,537
Non-controlling interest in Operating Partnership	(108)	(183)	(157)	(339)
Net income available to Easterly Government Properties, Inc.	$3,050	$4,071	$4,415	$7,198
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.06	$0.09	$0.08	$0.16
Diluted	$0.06	$0.09	$0.08	$0.15
Weighted-average common shares outstanding
Basic	46,463,199	45,011,585	46,362,418	44,122,803
Diluted	46,699,118	45,111,753	46,577,709	44,230,123
Dividends declared per common share	$0.45	$0.45	$0.90	$1.11

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net income	$3,158	$4,254	$4,572	$7,537
Other comprehensive income (loss):
Unrealized gain (loss) on treasury locks and interest rate swaps, net	2,059	(1,656)	4,153	(5,488)
Other comprehensive income (loss):	2,059	(1,656)	4,153	(5,488)
Comprehensive income	5,217	2,598	8,725	2,049
Non-controlling interest in Operating Partnership	(108)	(183)	(157)	(339)
Other comprehensive (income) loss attributable to non-controlling interest	(72)	36	(142)	214
Comprehensive income attributable to Easterly Government Properties, Inc.	$5,037	$2,451	$8,426	$1,924

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$4,572	$7,537
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	65,379	55,331
Straight line rent	(3,561)	(49)
Income from unconsolidated real estate venture	(3,258)	(3,662)
Amortization of above- / below-market leases	(870)	(1,006)
Amortization of unearned revenue	(7,526)	(3,625)
Amortization of loan premium / discount	(7)	(11)
Amortization of deferred financing costs	1,896	1,548
Amortization of lease inducements	790	935
Amortization of real estate loans receivable origination fees	(78)	(73)
Amortization of treasury lock settlement	115	78
Distributions from investment in unconsolidated real estate venture	7,993	9,669
Non-cash compensation	4,200	2,816
Recovery of credit losses	(117)	(777)
Net change in:
Tenant accounts receivable	(14,882)	(3,759)
Prepaid expenses and other assets	2,030	(2,035)
Real estate loan interest receivable	(279)	(1,657)
Deferred revenue associated with operating leases	14,321	1,307
Principal payments on operating lease obligations	(380)	(344)
Principal repayment of sales-type lease	131	—
Accounts payable, accrued expenses and other liabilities	1,447	75
Net cash provided by operating activities	71,916	62,298
Cash flows from investing activities
Real estate acquisitions and deposits	(43,519)	(144,847)
Additions to operating properties	(14,728)	(15,686)
Additions to development properties	(44,509)	(36,033)
Repayment of note receivable	643	—
Investments in real estate loans receivable, net	(6,930)	4,639
Net cash used in investing activities	(109,043)	(191,927)
Cash flows from financing activities
Payment of deferred financing costs	(1,754)	(2,512)
Issuance of common shares	21,182	46,638
Credit facility draws	165,250	216,000
Credit facility repayments	(321,250)	(213,000)
Term loan proceeds	200,000	—
Issuance of notes payable	—	125,000
Treasury lock settlement	—	(1,945)
Repayments of mortgage notes payable	(2,393)	(2,265)
Dividends and distributions paid	(43,674)	(51,552)
Payment of offering costs	(212)	(488)
Net cash provided by financing activities	17,149	115,876

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2026	2025
Net decrease in Cash and cash equivalents and Restricted cash	$(19,978)	$(13,753)
Cash and cash equivalents and Restricted cash, beginning of period	33,631	27,804
Cash and cash equivalents and Restricted cash, end of period	$13,653	$14,051

Supplemental disclosure of cash flow information
Cash paid for interest (net of capitalized interest of $1,206 and $4,364 in 2026 and 2025, respectively)	$39,180	$33,782
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$7,913	$4,864
Additions to development properties accrued, not paid	18,013	25,843
Deferred financing costs accrued, not paid	164	—
Offering costs accrued, not paid	6	15
Deferred asset acquisition costs accrued, not paid	—	47
Unrealized gain (loss) on treasury locks and interest rate swaps, net	4,153	(5,488)
Recognition of operating lease right-of-use assets	859	—
Recognition of liabilities related to operating lease right-of-use assets	1,321	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(2,500)	$(4,836)
Common stock	1	4
Additional paid-in capital	2,499	4,832
Total	$—	$—

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

We focus primarily on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We continue to pursue other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of June 30, 2026, we wholly owned 96 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 10.7 million leased square feet, including 93 operating properties that were leased primarily to U.S. Government tenant agencies, eight operating properties leased to tenant agencies of a U.S. state or local government and five operating properties that were entirely leased to private tenants. As of June 30, 2026, our operating properties were 98% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned three properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 96.7% of the aggregate limited partnership interests in the Operating Partnership (“common units”) as of June 30, 2026. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2026 and December 31, 2025, the consolidated results of operations for the three and six months ended June 30, 2026 and 2025, and the consolidated cash flows for the six months ended June 30, 2026 and 2025. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2026, we acquired a lease arrangement that qualifies for classification as a sales-type lease under Accounting Standards Codification Topic 842 Leases (“ASC 842”). Prior to the first quarter of 2026, all of our leases met the classification criteria of an operating lease in accordance with ASC 842. As a result, we updated our accounting policy to reflect the recognition and presentation of sales-type and direct financing leases as a lessor. There were no adjustments made retrospectively to the information in our consolidated financial statements as a result of the update in policy. See note 3, note 5 and note 12 for additional information on the impact of the adoption of sales-type lease accounting on our consolidated financial statements. All other significant accounting policies used in the preparation of our condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Standard Adopted

In November 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). We adopted ASU 2025-09 on April 1, 2026 on a prospective basis. ASU 2025-09 amends certain aspects of the hedge accounting guidance in ASC 815, Derivatives and Hedging, to provide targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness and clarifications related to hedging non-financial items. The implementation of this update did not have a material impact on our consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires expanded interim and annual disclosures of certain expense information in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied on a prospective or retrospective basis. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statement disclosures.

3. Real Estate and Intangibles

Acquisitions

During the six months ended June 30, 2026, we acquired three operating properties in asset acquisitions, consisting of a three building portfolio in Glen Allen, VA, for an aggregate purchase price of $44.6 million. We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

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

The intangible assets and liabilities of operating properties acquired during the six months ended June 30, 2026 have a weighted average amortization period of 7.4 years as of June 30, 2026. During the six months ended June 30, 2026, these acquisitions contributed $3.3 million of revenues and $0.8 million of net income in our Consolidated Statements of Operations related to the operating properties acquired.

During the three and six months ended June 30, 2026, we incurred $0.6 million and $1.2 million, respectively, of acquisition-related expenses, mainly consisting of internal costs associated with property acquisitions.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of June 30, 2026 (amounts in thousands):

Total
Real estate properties, net
Land	$321,600
Building and improvements	2,835,886
Acquired tenant improvements	118,029
Construction in progress	77,649
Accumulated depreciation	(601,671)
Total Real estate properties, net	2,751,493
Intangible assets, net
In-place leases	345,522
Acquired leasing commissions	97,985
Above market leases	15,105
Payment in lieu of taxes	6,394
Accumulated amortization	(282,781)
Total Intangible assets, net	182,225
Intangible liabilities, net
Below market leases	(78,996)
Accumulated amortization	66,141
Total Intangible liabilities, net	(12,855)

No operating properties were disposed of during the six months ended June 30, 2026.

The following table summarizes the scheduled amortization of our acquired above- and below-market lease intangibles for each of the five succeeding years as of June 30, 2026 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2026 (1)	$613	$(1,470)
2027	1,216	(2,729)
2028	841	(2,184)
2029	309	(1,498)
2030	203	(1,328)
(1)
Represents the six months ending December 31, 2026.

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in the JV (dollars in thousands):

		As of June 30,
Joint Venture	Ownership Interest	2026
MedBase Venture	53.0%	$299,986

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

5. Real Estate Loans Receivable

On August 6, 2024, we entered into a construction loan agreement (the “Construction Loan”) to lend up to $52.1 million to a developer (the “Borrower”). The Construction Loan will accrue interest monthly at a fixed market rate of 9.00% per annum. The Construction Loan shall be re-paid in full on or before August 31, 2027, the maturity date. Upon completion of the development, we had the option to purchase at fair value all of the issued and outstanding membership interest from the Borrower in a special purpose entity (“SPE”) which solely holds the developed property. We hold a variable interest in the SPE, but we do not consolidate the SPE as we are not the primary beneficiary due to the lack of power to direct significant activities performed by the SPE. The fair value of this real estate loan receivable was approximately $35.6 million as of June 30, 2026.

On April 1, 2025, the Borrower repaid $15.0 million of the Construction Loan outstanding upon substantial completion of the development and receipt of the lump sum reimbursement from the government. On April 15, 2025, we declined the option to purchase, at the stated price, all of the issued and outstanding membership interest from the Borrower.

On March 5, 2026, we entered into a mezzanine construction loan agreement (the “Mezzanine Construction Loan”) to lend $7.0 million to a developer (the “Mezzanine Borrower”). The Mezzanine Construction Loan will accrue interest monthly at a fixed market rate of 12.00% per annum. The Mezzanine Construction Loan matures on March 5, 2030. However, the Mezzanine Borrower has the option to extend the maturity date by an additional twelve months through March 5, 2031. We hold a variable interest in the Mezzanine Borrower entity, but we do not consolidate the entity as we are not the primary beneficiary due to the lack of power to direct significant activities performed by the Mezzanine Borrower. The fair value of this real estate loan receivable was approximately $7.8 million as of June 30, 2026.

A summary of our real estate loans receivable consisted of the following (dollars in thousands):

	June 30, 2026	December 31, 2025
Real estate loans receivable	$45,921	$35,357
Allowance for credit losses	(958)	(1,071)
Real estate loans receivable, net	$44,963	$34,286

The table below sets forth the activity for our allowance for credit losses for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Real Estate Loans Receivable (1)	Real Estate Loan Unfunded Commitments (2)
Balance as of December 31, 2024	$1,436	$92
Recovery of credit losses	(771)	(6)
Balance as of June 30, 2025	$665	$86

Balance as of December 31, 2025	$1,071	$11
Recovery of credit losses	(113)	(4)
Balance as of June 30, 2026	$958	$7
(1)
As of June 30, 2026, both our Construction Loan and Mezzanine Construction Loan are included within the non-investment grade category as both entities lack credit agency ratings. We used a non-investment grade credit spread to the applicable U.S. treasury rate to determine a probability of default. As of June 30, 2026, there are no payments that are considered past due nor any on nonaccrual status.
(2)
Allowance for credit loss liability is included within Accounts payable, accrued expenses and other liabilities on our Consolidated Balance Sheets.

During the three and six months ended June 30, 2026, we recognized interest income from our real estate loans receivable of $1.0 million and $1.9 million, respectively. During the three and six months ended June 30, 2025, we recognized interest income from our real estate loans receivable of $0.7 million and $1.7 million, respectively. Interest income from our real estate loans receivable is included within Other income on our Consolidated Statements of Operations.

6. Debt

At June 30, 2026, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	June 30, 2026	Rate (1)(2)	Maturity
Revolving credit facility:
2024 revolving credit facility (3)	$43,050	SOFR + 145 bps	June 2028 (4)
Total revolving credit facility	43,050

Term loan facilities:
2016 term loan facility	100,000	5.21% (5)	January 2028 (6)
2018 term loan facility	200,000	5.09% (7)	August 2028 (8)
2026 term loan facility	200,000	SOFR + 130 bps	June 2031
Total term loan facilities	500,000
Less: Total unamortized deferred financing fees	(4,153)
Total term loan facilities, net	495,847

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
2024 series B senior notes	50,000	6.56%	August 2033
2025 series A senior notes	25,000	6.13%	March 2030
2025 series B senior notes	100,000	6.33% (9)	March 2032
Total notes payable	1,025,000
Less: Total unamortized deferred financing fees	(5,618)
Total notes payable, net	1,019,382

Mortgage notes payable:
USFS II – Albuquerque	6,368	4.46%	July 2026 (10)
ICE – Charleston	8,109	4.21%	January 2027
VA – Loma Linda	127,500	3.59%	July 2027
CBP – Savannah	7,331	3.40%	July 2033
Total mortgage notes payable	149,308
Less: Total unamortized deferred financing fees	(241)
Less: Total unamortized premium/discount	(161)
Total mortgage notes payable, net	148,906

Total debt	$1,707,185
(1)
Effective interest rates are as follows: 2016 term loan facility 5.49%, 2018 term loan facility 5.53%, 2026 term loan facility 5.11%, 2017 series A senior notes 4.15%, 2017 series B senior notes 4.23%, 2017 series C senior notes 4.37%, 2019 series A senior notes 3.82%, 2019 series B senior notes 3.91%, 2019 series C senior notes 4.04%, 2021 series A senior notes 2.74%, 2021 series B senior notes 2.99%, 2024 series A senior notes 6.74%, 2024 series B senior notes 6.73%, 2025 series A senior notes 6.36%, 2025 series B senior notes 6.51%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.
(2)
At June 30, 2026, the USD secured overnight financing rate (“SOFR”) with a five day lookback was 3.62%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $400.0 million senior unsecured revolving credit facility (the “2024 revolving credit facility”), our $200.0 million senior unsecured term loan facility (our “2026 term loan facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (as amended, our “2016 term loan facility”) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.
(3)
Our $400.0 million senior unsecured 2024 revolving credit facility had available capacity of $356.8 million at June 30, 2026, in addition to an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
(4)
Our 2024 revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(5)
Our 2016 term loan facility is subject to three interest rate swaps with an effective date of December 23, 2024 and a notional value of $100.0 million, which effectively fixes the interest rate at 5.21% annually, based on our consolidated leverage ratio as defined in our 2016 term loan facility agreement.
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
(10)
On July 14, 2026, we used $6.4 million of available cash to extinguish the mortgage note obligation on USFS II – Albuquerque.

As of June 30, 2026, the net carrying value of real estate collateralizing our mortgages payable totaled $206.6 million. See Note 8 for the fair value of our debt instruments.

2026 Term Loan Facility

On June 25, 2026, we entered into our $200.0 million senior unsecured 2026 term loan facility, which includes an accordion feature that provides us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $50.0 million for a total facility size of $250.0 million. The 2026 term loan facility matures on June 25, 2031 and is prepayable without penalty.

Borrowings under our 2026 term loan facility will, at our option, bear interest at floating rates equal to either (i) a fluctuating rate equal to the sum of (a) highest of (x) PNC Bank's base rate, (y) the federal funds effective rate plus 0.50% and (z) the one-month adjusted term SOFR rate plus 1.00%, plus, in each case, (b) a margin ranging from 0.20% to 0.70% based on the Company’s leverage ratio, (ii) the daily simple SOFR (the “DSS”), or (iii) the term SOFR (the “Term SOFR”), plus, in the case of borrowings bearing interest at DSS or Term SOFR, a margin ranging from 1.20% to 1.70% based on the Company’s leverage ratio.

Our 2026 term loan facility also contains certain customary covenants, including but not limited to financial covenants that require us to maintain maximum ratios of consolidated total indebtedness, consolidated secured indebtedness and consolidated secured recourse indebtedness to total asset value and a minimum consolidated fixed charge ratio.

2016 Term Loan Facility

On June 25, 2026, we entered into the eleventh amendment to our 2016 term loan facility to remove the credit spread adjustment applicable to SOFR-based borrowings, consistent with our 2026 term loan facility.

Financial Covenant Considerations

As of June 30, 2026, we were in compliance with all financial and other covenants related to our debt.

7. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of June 30, 2026. We entered into these interest rate swap derivatives to reduce our exposure to the variability in future cash flows attributable to changes in our floating rate debt (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$40,000	3.85%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$54
$30,000	3.86%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$37
$30,000	3.86%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$35
$100,000	3.72%	USD-SOFR with -5 Day Lookback	March 24, 2025	April 1, 2028	$373
$50,000	3.66%	USD-SOFR with -5 Day Lookback	June 30, 2025	July 1, 2028	$253
$50,000	3.67%	USD-SOFR with -5 Day Lookback	June 30, 2025	July 1, 2028	$251

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheets (amounts in thousands):

Balance Sheet Line Item	As of June 30, 2026
Interest rate swaps - Asset	$1,003
Interest rate swaps - Liability	—

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on our variable rate debt.

We estimate that $0.3 million will be reclassified from AOCI as a net decrease to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Unrealized gain (loss) recognized in AOCI	$1,916	$(1,299)	$3,879	$(4,746)
Gain (loss) reclassified from AOCI into interest expense	(143)	357	(274)	742

Credit-Risk-Related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on such indebtedness. As of June 30, 2026, we were not in a net liability position with any derivative counterparty. As of June 30, 2026, we were in compliance with these agreements and had not posted any collateral related to these agreements.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of June 30, 2026 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding our real estate loans receivable) and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The fair value of our real estate loans receivable, as disclosed in Note 5, is based on the discounted estimated future cash flows of the loan (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments. The table below presents our assets measured at fair value on a recurring basis as of June 30, 2026, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of June 30, 2026
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$1,003	$—

For our disclosure of debt fair values, we estimated the fair value of our 2016 term loan facility, our 2018 term loan facility, our 2026 term loan facility and our 2024 revolving credit facility based on the variable interest rate and credit spreads (categorized within Level 3 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments included scheduled principal and interest payments. Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

Financial assets and liabilities not measured at fair value

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of June 30, 2026:

	As of June 30, 2026
Financial liabilities	Carrying Amount (1)	Fair Value (2)

2024 revolving credit facility	$43,050	$43,050
2016 term loan facility	$100,000	$100,000
2018 term loan facility	$200,000	$200,000
2026 term loan facility	$200,000	$200,000
Notes payable	$1,025,000	$987,948
Mortgages payable	$149,308	$146,548
(1)
The carrying amount consists of principal only.
(2)
We consider the fair value measurement of the financial liability instrument a Level 3 measurement.

9. Equity Incentive Plan

The following is a summary of our stock-based compensation expense, net for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense, net	$2,103	$1,395	$4,200	$2,816

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

On January 5, 2026, we granted an aggregate of 15,247 shares of restricted common stock to certain employees and members of management pursuant to the 2024 Plan. The shares will vest on January 5, 2028, subject to the grantee’s continued employment and the other terms of the awards.

On April 29, 2026, in connection with our 2026 annual meeting of stockholders, we issued an aggregate of 21,060 shares of restricted stock and 5,983 LTIP units to our non-employee directors pursuant to the 2024 Plan. The grants will vest upon the earlier of the first anniversary of the grant date or the next annual stockholder meeting, so long as the grantee remains a director on such date.

Pursuant to the 2024 Plan, the significant assumptions used to value the service-based LTIP units using a Monte Carlo Simulation (risk-neutral approach) include expected volatility (25.0%), dividend yield (8.1%), risk-free interest rate (3.7%) and expected life (1 year).

On May 20, 2026, we granted an aggregate of 45,895 performance-based LTIP units to certain employees and members of management pursuant to the 2024 Plan. The grants will vest in full on the fifth anniversary of the grant date, subject to the grantee’s continued employment with the Company through such date and further subject to achieving certain performance conditions based on the appreciation of the Company's common stock price during the period beginning on the grant date and ending on the eighth anniversary of the grant date.

Pursuant to the 2024 Plan, the significant assumptions used to value the performance-based LTIP units using a Monte Carlo Simulation (risk-neutral approach) include expected volatility (26.0%), dividend yield (6.5%), risk-free interest rate (4.5%) and expected life (8 years).

On May 20, 2026, we granted an aggregate of 2,438 shares of restricted common stock to certain employees pursuant to the 2024 Plan. Of these, 1,060 shares will vest on May 20, 2028, and 1,378 shares will vest on May 20, 2031, in each case subject to the grantee’s continued employment and the other terms of the awards.

10. Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended June 30, 2026 and 2025 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended June 30, 2026
Balance at March 31, 2026	46,444,374	$464	$1,961,587	$146,222	$(796,880)	$(2,554)	$46,664	$1,355,503
Stock based compensation, net	—	—	327	—	—	—	1,776	2,103
Dividends and distributions paid ($0.45 per share)	—	—	—	—	(20,911)	—	(953)	(21,864)
Grant of unvested restricted stock	23,498	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	56,802	1	1,600	—	—	—	(1,601)	—
Issuance of common stock, net	796,943	8	18,792	—	—	—	—	18,800
Unrealized income on treasury locks and interest rate swaps, net	—	—	—	—	—	1,987	72	2,059
Net income	—	—	—	3,050	—	—	108	3,158
Allocation of non-controlling interest in Operating Partnership	—	—	1,572	—	—	—	(1,572)	—
Balance at June 30, 2026	47,321,617	$473	$1,983,878	$149,272	$(817,791)	$(567)	$44,494	$1,359,759
Three months ended June 30, 2025
Balance at March 31, 2025 (1)	44,702,490	$447	$1,915,891	$134,981	$(714,657)	$(2,971)	$64,867	$1,398,558
Stock based compensation	—	—	205	—	—	—	1,190	1,395
Dividends and distributions paid ($0.45 per share)	—	—	—	—	(20,207)	—	(1,105)	(21,312)
Grant of unvested restricted stock	43,730	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	405,237	4	4,832	—	—	—	(4,836)	—
Issuance of common stock, net	202,721	2	5,291	—	—	—	—	5,293
Fractional shares settled (2)	(63)	—	—	—	—	—	—	—
Unrealized loss on interest rate swaps	—	—	—	—	—	(1,620)	(36)	(1,656)
Net income	—	—	—	4,071	—	—	183	4,254
Allocation of non-controlling interest in Operating Partnership	—	—	8,060	—	—	—	(8,060)	—
Balance at June 30, 2025	45,354,115	$453	$1,934,279	$139,052	$(734,864)	$(4,591)	$52,203	$1,386,532

(1) As of March 31, 2025, the Company reclassified $0.7 million from Common Stock to Additional Paid-in-Capital due to the reduction in shares outstanding in connection with the 1-for-2.5 reverse stock split of the Company’s issued and outstanding Common Stock, effective April 28, 2025 (the “Reverse Stock Split”). Concurrently with the Reverse Stock Split, our operating partnership completed a corresponding 1-for-2.5 reverse unit split of outstanding common units and LTIP units (the “Reverse Unit Split”).

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

The following table summarizes the changes in our stockholders’ equity for the six months ended June 30, 2026 and 2025 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Six months ended June 30, 2026
Balance at December 31, 2025	46,303,469	$463	$1,958,412	$144,857	$(776,022)	$(4,578)	$46,433	$1,369,565
Stock based compensation, net	—	—	609	—	—	—	3,591	4,200
Dividends and distributions paid ($0.90 per share)	—	—	—	—	(41,769)	—	(1,905)	(43,674)
Grant of unvested restricted stock	38,745		—	—	—	—	—	—
Redemption of common units for shares of common stock	88,290	1	2,499	—	—	—	(2,500)	—
Issuance of common stock, net	891,113	9	20,934	—	—	—	—	20,943
Unrealized gain on treasury locks and interest rate swaps, net	—	—	—	—	—	4,011	142	4,153
Net income	—	—	—	4,415	—	—	157	4,572
Allocation of non-controlling interest in Operating Partnership	—	—	1,424	—	—	—	(1,424)	—
Balance at June 30, 2026	47,321,617	$473	$1,983,878	$149,272	$(817,791)	$(567)	$44,494	$1,359,759
Six months ended June 30, 2025
Balance at December 31, 2024 (1)	43,188,224	$432	$1,874,193	$131,854	$(686,044)	$683	$65,999	$1,387,117
Stock based compensation	—	—	382	—	—	—	2,434	2,816
Dividends and distributions paid ($1.11 per share)	—	—	—	—	(48,820)	—	(2,732)	(51,552)
Grant of unvested restricted stock	43,730	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	405,237	4	4,832	—	—	—	(4,836)	—
Issuance of common stock, net	1,716,987	17	46,085	—	—	—	—	46,102
Fractional shares settled (2)	(63)	—	—	—	—	—	—	—
Unrealized loss on interest rate swaps	—	—	—	—	—	(5,274)	(214)	(5,488)
Net income	—	—	—	7,198	—	—	339	7,537
Allocation of non-controlling interest in Operating Partnership	—	—	8,787	—	—	—	(8,787)	—
Balance at June 30, 2025	45,354,115	$453	$1,934,279	$139,052	$(734,864)	$(4,591)	$52,203	$1,386,532

(1) As of December 31, 2024, the Company reclassified $0.6 million from Common Stock to Additional Paid-in-Capital due to the reduction in shares outstanding in connection with the Reverse Stock Split. .

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

A summary of dividends declared by our Board of Directors per share of common stock and per common unit (as adjusted to reflect the Reverse Stock Split and Reverse Unit Split) at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2026	April 22, 2026	May 7, 2026	May 21, 2026	$0.45
Q2 2026	July 29, 2026	August 10, 2026	August 20, 2026	$0.45

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

The following table sets forth certain information with respect to issuances under the 2021 ATM Program during the six months ended June 30, 2026 (amounts in thousands except share amounts):

	2021 ATM Program
For the quarter ended	Number of Shares Issued (1)	Net Proceeds
March 31, 2026	94,170	$2,146
June 30, 2026	796,943	18,825
Total	891,113	$20,971

(1) Shares issued by us, which were all issued in settlement of forward sale transactions. As of June 30, 2026, we had settled all of our outstanding forward sale transactions under the 2021 ATM Program. We accounted for the forward sale transactions as equity.

As of June 30, 2026, we had approximately $215.0 million of gross sales of our common stock available under the 2021 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the six months ended June 30, 2026.

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

The following table sets forth the computation of our basic and diluted earnings per share of common stock for the three and six months ended June 30, 2026 and 2025 (amounts in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Numerator
Net income	$3,158	$4,254	$4,572	$7,537
Less: Non-controlling interest in Operating Partnership	(108)	(183)	(157)	(339)
Net income available to Easterly Government Properties, Inc.	3,050	4,071	4,415	7,198
Less: Dividends on participating securities	(239)	(140)	(479)	(347)
Net income available to common stockholders	$2,811	$3,931	$3,936	$6,851
Denominator for basic EPS	46,463,199	45,011,585	46,362,418	44,122,803
Dilutive effect of share-based compensation awards	26,926	2,200	30,106	2,484
Dilutive effect of LTIP units (1)	208,993	97,968	185,185	104,836
Denominator for diluted EPS	46,699,118	45,111,753	46,577,709	44,230,123
Basic EPS	$0.06	$0.09	$0.08	$0.16
Diluted EPS	$0.06	$0.09	$0.08	$0.15

(1)
During both the three and six months ended June 30, 2026, there were 1,272,035 unvested performance-based LTIP units that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period. During both the three and six months ended June 30, 2025, there were 254,061 unvested performance-based LTIP units that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.

12. Leases

Lessor

We lease commercial space to the U.S. Government through the GSA or other federal agencies, state and local governments or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 21.1 years as of June 30, 2026), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

On February 22, 2026, we received a lump sum reimbursement for FDA – Atlanta relating to the landlord improvements in excess of the U.S. Government’s tenant improvement allowance of $12.6 million. Total reimbursements received for the project as of June 30, 2026 are $150.7 million. We recorded the payments as Deferred revenue on our Consolidated Balance Sheet and began amortizing over the life of the lease through Rental income.

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Fixed	$83,376	$75,293	$166,194	$146,066
Variable	6,283	5,074	12,058	9,847
Rental income	89,659	80,367	178,252	155,913

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

As of June 30, 2026, the unamortized balances associated with our right-of-use operating lease asset and operating lease liability were $3.9 million and $4.4 million, respectively. We used our incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for our commenced operating leases for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Cash flows from operating lease costs	$240	$199	$464	$396

In addition, the maturity of fixed lease payments under our commenced corporate office leases as of June 30, 2026 is summarized in the table below (amounts in thousands):

Corporate office leases	Payments due by period
2026 (1)	355
2027	671
2028	1,081
2029	1,046
2030	731
Thereafter	1,212
Total future minimum lease payments	$5,096
Imputed interest	(666)
Total	$4,430
(1)
Represents the six months ending December 31, 2026.

13. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Tenant	2026	2025	2026	2025

Food and Drug Administration (“FDA”)	$59	$7	$530	$62
Department of Veteran Affairs (“VA”)	174	1,045	426	1,191
U.S. Joint Staff Command (“JSC”)	102	91	170	405
Federal Bureau of Investigation (“FBI”)	73	586	98	793
Internal Revenue Service (“IRS”)	—	14	31	64
U.S. Citizenship and Immigration Services (“USCIS”)	10	15	11	43
Department of Transportation (“DOT”)	4	6	4	57
Department of Treasury (“TREAS”)	—	25	2	25
The Judiciary of the U.S. Government (“JUD”)	—	—	1	38
U.S. Coast Guard (“USCG”)	—	83	—	290
General Services Administration - Other	—	108	—	150
Homeland Security Investigations (“HSI”)	—	94	—	94
State of California (“CA”)	—	—	—	41
Drug Enforcement Agency (“DEA”)	—	33	—	33
	$422	$2,107	$1,273	$3,286

As of June 30, 2026 and December 31, 2025, the balance in Accounts receivable related to tenant construction projects and the associated project management income was $2.6 million and $2.5 million, respectively, which is inclusive of contract assets or liabilities.

The duration of the majority of tenant construction project reimbursement arrangements is less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects on-going as of June 30, 2026 with a duration of greater than one year.

During the three and six months ended June 30, 2026, we recognized $0.4 million and $0.7 million, respectively, in parking garage income. During the three and six months ended June 30, 2025, we recognized $0.2 million and $0.4 million, respectively, in parking garage income. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied. As of June 30, 2026 and December 31, 2025, the balance in Accounts receivable related to parking garage income was $0.1 million and $0.2 million, respectively.

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

As stated in Note 1 above, we lease commercial space to the U.S. Government or non-governmental tenants. At June 30, 2026, the U.S. Government accounted for approximately 86.3% of our total annualized lease income, state and local government tenants accounted for approximately 8.4% of our annualized lease income and non-governmental tenants accounted for the remaining approximately 5.3%.

Seventeen of our 106 wholly-owned and unconsolidated operating properties are located in California, accounting for approximately 12.8% of our total leased square feet and approximately 16.7% of our total annualized lease income as of June 30, 2026. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

15. Segment Information

During the three and six months ended June 30, 2026 and 2025, our operations are reported within one reportable and operating segment in the consolidated financial statements and all of our properties are included within this single reportable and operating segment (the “segment”).

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

16. Related Parties

We have reimbursement arrangements with entities controlled by our Chief Executive Officer and Vice Chairman, which provide for reimbursement of costs paid on our behalf, or those we pay on their behalf. During the three and six months ended June 30, 2026, we were responsible for reimbursing costs of $0.5 million and $0.6 million, respectively, and received reimbursement for costs of less than $0.1 million for both periods. During the three and six months ended June 30, 2025, we were responsible for reimbursing costs of $0.4 million and $0.6 million, respectively, and received reimbursement for costs of less than $0.1 million for both periods.

We provide asset management services to properties owned by the JV. For the three and six months ended June 30, 2026, we recognized Asset management income of $0.7 million and $1.3 million, respectively, and reimbursement for certain costs that we paid on their behalf of $0.1 million and $0.8 million, respectively. For the three and six months ended June 30, 2025, we recognized Asset management income of $0.6 million and $1.2 million, respectively, and reimbursement for certain costs that we paid on their behalf of less than $0.1 million and $0.6 million, respectively.

As of June 30, 2026, receivables from related parties were $0.3 million which was included within prepaid expenses and other assets on our balance sheet. As of June 30, 2026, Accounts payable, accrued expenses and other liabilities owed to related parties was $0.3 million.

17. Subsequent Events

For our consolidated financial statements as of June 30, 2026, we evaluated subsequent events and noted the following significant events.

On July 14, 2026, we used $6.4 million of available cash to extinguish the mortgage note obligation on USFS II – Albuquerque.

On July 28, 2026, we entered into a sixth amendment to our 2018 term loan facility and a second amendment to our 2024 revolving credit facility to remove the credit spread adjustment applicable to SOFR-based borrowings, consistent with our 2016 term loan facility and our 2026 term loan facility. Other than the foregoing, the material terms of our 2018 term loan facility and our 2024 revolving credit facility remain unchanged.

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

We focus primarily on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We continue to pursue opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of June 30, 2026, we wholly owned 96 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 10.7 million leased square feet (10.2 million pro rata), including 93 operating properties that were leased primarily to U.S. Government tenant agencies, eight operating properties leased to tenant agencies of a U.S. state or local government and five operating properties that were entirely leased to private tenants. As of June 30, 2026, our operating properties were 98% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned three properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 96.7% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of June 30, 2026. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

2026 Activity

Acquisitions

On January 16, 2026, we acquired a 297,713 leased square foot campus consisting of three real estate operating properties in Glen Allen, Virginia. The assets are leased primarily to the Commonwealth of Virginia and have lease expirations ranging from 2027 to 2036.

Operating Properties

As of June 30, 2026, our operating properties were 98% leased with a weighted average annualized lease income per leased square foot of $36.72 ($36.44 pro rata) and a weighted average age of approximately 17.1 years based on the date the property was built or renovated-to-suit, where applicable. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at June 30, 2026, and it includes properties held by the JV:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,892,383	4.2%	$51.56
USCIS - Kansas City (3)	Lee's Summit, MO	O	2027 - 2042	417,945	10,340,464	2.5%	24.74
JSC - Suffolk	Suffolk, VA	SF	2028	403,737	8,632,697	2.2%	21.38
Various GSA - Chicago	Des Plaines, IL	O	2026	188,768	7,925,559	2.0%	41.99
FDA - Atlanta	Atlanta, GA	L	2045	162,000	7,064,454	1.8%	43.61
IRS - Fresno	Fresno, CA	O	2033	180,481	6,992,321	1.8%	38.74
FBI - Salt Lake	Salt Lake City, UT	SF	2032	169,542	6,841,021	1.7%	40.35
Various GSA - Buffalo (4)	Buffalo, NY	O	2026-2039	251,236	6,603,538	1.7%	26.28
Various GSA - Portland (5)	Portland, OR	O	2027-2039	177,341	5,932,795	1.5%	33.45
VA - San Jose	San Jose, CA	OC	2038	90,085	5,812,834	1.5%	64.53
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,798,381	1.5%	34.19
FBI - Tampa	Tampa, FL	SF	2040	138,000	5,385,768	1.4%	39.03
PTO - Arlington	Arlington, VA	SF	2035	190,546	5,333,993	1.4%	27.99
FDA - Alameda	Alameda, CA	L	2039	69,624	5,025,605	1.3%	72.18
USCIS - Lincoln	Lincoln, NE	O	2026	137,671	4,886,231	1.2%	35.49
FBI - San Antonio	San Antonio, TX	SF	2045	148,584	4,865,675	1.2%	32.75
FBI / DEA - El Paso	El Paso, TX	SF	2028	203,683	4,784,123	1.2%	23.49
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,668,336	1.2%	22.19
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,435,584	1.1%	24.30
FBI - Mobile	Mobile, AL	SF	2029	76,112	4,350,464	1.1%	57.16
FDA - Lenexa	Lenexa, KS	L	2040	59,690	4,286,244	1.1%	71.81
ICE - Dallas (6)	Irving, TX	SF	2032 / 2040	135,200	4,272,415	1.1%	31.60
FBI - Pittsburgh	Pittsburgh, PA	SF	2027	100,054	4,265,951	1.1%	42.64
FBI - Knoxville	Knoxville, TN	SF	2028	99,130	4,208,887	1.1%	42.46
VA - South Bend	Mishawaka, IN	OC	2032	86,363	4,109,078	1.0%	47.58
FBI - Omaha	Omaha, NE	SF	2044	112,196	3,981,453	1.0%	35.49
VA - Mobile	Mobile, AL	OC	2033	79,212	3,874,491	1.0%	48.91
FBI - New Orleans	New Orleans, LA	SF	2029	137,679	3,861,871	1.0%	28.05
FBI - Birmingham	Birmingham, AL	SF	2042	96,278	3,621,989	0.9%	37.62
DOT - Lakewood	Lakewood, CO	O	2039	116,046	3,610,074	0.9%	31.11
EPA - Kansas City	Kansas City, KS	L	2043	55,833	3,604,599	0.9%	64.56
FBI - Albany	Albany, NY	SF	2036	69,476	3,597,252	0.9%	51.78
USFS II - Albuquerque	Albuquerque, NM	O	2031	98,720	3,526,118	0.9%	35.72
VA - Chico	Chico, CA	OC	2034	51,647	3,376,899	0.9%	65.38

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
FBI - Richmond	Richmond, VA	SF	2041	96,607	$3,369,152	0.9%	$34.87
ICE - Charleston	North Charleston, SC	SF	2027	65,124	3,262,630	0.8%	50.10
FBI - Little Rock	Little Rock, AR	SF	2041	102,377	3,262,031	0.8%	31.86
DEA - Sterling	Sterling, VA	L	2038	57,692	3,238,759	0.8%	56.14
JUD - Del Rio	Del Rio, TX	C	2041	89,880	3,216,180	0.8%	35.78
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,176,673	0.8%	47.54
DEA - Vista	Vista, CA	L	2035	52,293	3,175,630	0.8%	60.73
VA - Indianapolis	Brownsburg, IN	OC	2041	80,000	3,051,338	0.8%	38.14
VA - Orange	Orange, CT	OC	2034	56,330	2,978,003	0.8%	52.87
SSA - Charleston	Charleston, WV	O	2029	110,000	2,930,337	0.7%	26.64
ICE - Albuquerque	Albuquerque, NM	SF	2027	71,100	2,886,242	0.7%	40.59
JUD - El Centro	El Centro, CA	C	2034	43,345	2,843,403	0.7%	65.60
DEA - Dallas Lab	Dallas, TX	L	2038	49,723	2,840,424	0.7%	57.12
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,803,986	0.7%	66.01
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,786,816	0.7%	54.67
DHS - Burlington	Williston, VT	SF	2031	74,549	2,776,462	0.7%	37.24
DEA - Dallas	Dallas, TX	SF	2041	71,827	2,742,744	0.7%	38.19
NARA - Broomfield	Broomfield, CO	W	2032	161,730	2,684,946	0.7%	16.60
JUD - Jackson	Jackson, TN	C	2043	75,043	2,654,729	0.7%	35.38
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,646,636	0.7%	31.63
DHS - Atlanta (7)	Atlanta, GA	SF	2031 - 2038	91,185	2,609,190	0.7%	28.61
USAO - Louisville	Louisville, KY	SF	2031	60,000	2,566,248	0.7%	42.77
JUD - Charleston	Charleston, SC	C	2040	52,339	2,491,927	0.6%	47.61
IRS - Ogden	Ogden, UT	W	2029	100,000	2,394,006	0.6%	23.94
CBP - Savannah	Savannah, GA	L	2033	35,000	2,326,337	0.6%	66.47
Various GSA - Cleveland (8)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,250,021	0.6%	36.65
NWS - Kansas City	Kansas City, MO	SF	2033	94,378	2,180,190	0.6%	23.10
DEA - Santa Ana	Santa Ana, CA	SF	2029	39,905	2,053,919	0.5%	51.47
GSA - Clarksburg	Clarksburg, WV	O	2039	70,495	1,958,511	0.5%	27.78
JUD - Aberdeen	Aberdeen, MS	C	2040	45,194	1,948,572	0.5%	43.12
DEA - North Highlands	Sacramento, CA	SF	2033	37,975	1,907,525	0.5%	50.23
DEA - Riverside	Riverside, CA	SF	2032	34,354	1,889,092	0.5%	54.99
NPS - Omaha	Omaha, NE	SF	2029	62,772	1,884,271	0.5%	30.02
ICE - Orlando	Orlando, FL	SF	2040	49,420	1,796,130	0.5%	36.34
VA - Golden	Golden, CO	W	2036	56,753	1,784,573	0.5%	31.44
JUD - Newport News	Newport News, VA	C	2033	35,005	1,693,655	0.4%	48.38
USCG - Martinsburg	Martinsburg, WV	SF	2027	59,547	1,646,454	0.4%	27.65
VA - Charleston	North Charleston, SC	W	2040	97,718	1,519,642	0.4%	15.55
USAO - Springfield	Springfield, IL	SF	2038	43,600	1,408,680	0.4%	32.31
JUD - Council Bluffs	Council Bluffs, IA	C	2041	28,900	1,369,479	0.3%	47.39
DEA - Birmingham	Birmingham, AL	SF	2038	35,616	1,270,359	0.3%	35.67
DEA - Albany	Albany, NY	SF	2042	31,976	1,193,758	0.3%	37.33
HSI - Orlando	Orlando, FL	SF	2036	27,840	1,123,185	0.3%	40.34
SSA - Dallas	Dallas, TX	SF	2035	27,200	1,073,581	0.3%	39.47

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
JUD - South Bend	South Bend, IN	C	2027	30,119	$838,740	0.2%	$27.85
ICE - Louisville	Louisville, KY	SF	2036	17,420	782,609	0.2%	44.93
DEA - San Diego	San Diego, CA	W	2032	16,100	560,959	0.1%	34.84
DEA - Bakersfield	Bakersfield, CA	SF	2038	9,800	502,549	0.1%	51.28
SSA - San Diego	San Diego, CA	SF	2032	10,059	458,847	0.1%	45.62
Subtotal				8,056,577	$293,579,677	74.5%	$36.44

Wholly Owned State and Local Government Property
DC - Capitol Plaza (9)	Washington, DC	O	2026 - 2038	284,688	$18,174,631	4.6%	$63.84
Wake County III - Cary (10)	Cary, NC	O	2027 / 2034	113,722	3,501,324	0.9%	30.79
CA - Anaheim	Anaheim, CA	O	2033 / 2034	95,273	3,364,379	0.9%	35.31
SVA - Glen Allen I	Glen Allen, VA	O	2034	127,500	3,107,163	0.8%	24.37
Wake County II - Cary	Cary, NC	O	2034	98,340	2,948,356	0.7%	29.98
NM - Albuquerque	Albuquerque, NM	O	2036	81,423	2,343,773	0.6%	28.79
Wake County I - Cary	Cary, NC	O	2034	75,401	2,227,705	0.6%	29.54
SVA - Glen Allen II	Glen Allen, VA	O	2036	46,147	1,092,427	0.3%	23.67
Subtotal				922,494	$36,759,758	9.4%	$39.85

Wholly Owned Privately Leased Property
York Space Systems - Greenwood Village	Greenwood Village, CO	SF	2031	138,125	$4,719,587	1.2%	$34.17
SVA - Glen Allen III (11)	Glen Allen, VA	O	2027 - 2031	124,066	2,886,196	0.7%	23.26
Northrop Grumman - Dayton	Beavercreek, OH	SF	2029	99,246	2,588,312	0.7%	26.08
Northrop Grumman - Aurora	Aurora, CO	SF	2032	104,136	2,368,386	0.6%	22.74
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W	2028	70,078	410,164	0.1%	5.85
Subtotal				535,651	$12,972,645	3.3%	$24.22

Wholly Owned Properties Total / Weighted Average				9,514,722	$343,312,080	87.2%	$36.08

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - Phoenix (12)	Phoenix, AZ	OC	2042	257,294	$10,919,720	2.8%	$42.44
VA - San Antonio (12)	San Antonio, TX	OC	2041	226,148	9,217,375	2.3%	40.76
VA - Jacksonville (12)	Jacksonville, FL	OC	2043	193,100	7,634,166	1.9%	39.53
VA - Chattanooga (12)	Chattanooga, TN	OC	2035	94,566	4,310,316	1.1%	45.58
VA - Lubbock (12) (13)	Lubbock, TX	OC	2040	120,916	4,270,224	1.1%	35.32
VA - Marietta (12)	Marietta, GA	OC	2041	76,882	3,848,808	1.0%	50.06
VA - Birmingham (12)	Irondale, AL	OC	2041	77,128	3,212,592	0.8%	41.65
VA - Corpus Christi (12)	Corpus Christi, TX	OC	2042	69,276	2,994,312	0.8%	43.22
VA - Columbus (12)	Columbus, GA	OC	2042	67,793	2,953,771	0.7%	43.57
VA - Lenexa (12)	Lenexa, KS	OC	2041	31,062	1,344,162	0.3%	43.27
Subtotal				1,214,165	$50,705,446	12.8%	$41.76

Total / Weighted Average				10,728,887	$394,017,526	100.0%	$36.72

Total / Weighted Average at Easterly's Share				10,158,228	$370,185,967		$36.44
(1)
OC=Outpatient Clinic; SF=Specialized Facility; O=Office; C=Courthouse; L=Laboratory; W=Warehouse.
(2)
The year of lease expiration does not include renewal options.
(3)
Private tenants occupy 101,627 leased square feet.
(4)
A state government tenant occupies 14,274 leased square feet.
(5)
Private tenants occupy 14,386 leased square feet.
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

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 21.1 years as of June 30, 2026), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place (including for wholly owned properties and properties held by the JV) as of June 30, 2026:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2026	4	344,916	3.2%	$13,759,566	3.5%	$39.89
2027	12	572,603	5.3%	20,870,925	5.3%	36.45
2028	12	905,036	8.4%	22,229,969	5.6%	24.56
2029	10	757,363	7.1%	24,856,952	6.3%	32.82
2030	6	95,888	0.9%	2,657,995	0.7%	27.72
2031	8	533,104	5.0%	18,102,846	4.6%	33.96
2032	11	712,188	6.6%	22,269,734	5.7%	31.27
2033	11	570,028	5.3%	22,447,666	5.7%	39.38
2034	11	635,293	5.9%	24,443,778	6.2%	38.48
2035	7	440,450	4.1%	17,538,461	4.5%	39.82
Thereafter	56	5,162,018	48.2%	204,839,634	51.9%	39.68
Total / Weighted Average	148	10,728,887	100.0%	$394,017,526	100.0%	$36.72

(1)
The year of lease expiration is pursuant to current contract terms. Some U.S. Government tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of June 30, 2026, eight U.S. Government tenants occupying approximately 4.0% of our leased square feet and contributing approximately 4.3% of our annualized lease income are currently operating under lease provisions that allow them to exercise their right to terminate their lease before the stated term of their respective lease expires.

Information about our development properties as of June 30, 2026 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
FL - Ft. Myers	Fort Myers, FL	Florida Department of Law Enforcement	L	25-year	64,000
JUD - Flagstaff	Flagstaff, AZ	Judiciary of the U.S. Government	C	20-year	50,777
JUD - Medford	Medford, OR	Judiciary of the U.S. Government	C	20-year	40,035
Total					154,812
(1)
C=Courthouse; L=Laboratory.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2026 and 2025

The financial information presented below summarizes our results of operations for the three months ended June 30, 2026 and 2025 (amounts in thousands).

	For the three months ended June 30,
	2026	2025	Change
Revenues
Rental income	$89,659	$80,367	$9,292
Tenant reimbursements	345	1,895	(1,550)
Asset management income	697	622	75
Other income	1,716	1,350	366
Total revenues	92,417	84,234	8,183
Expenses
Property operating	20,007	19,210	797
Real estate taxes	9,072	8,486	586
Depreciation and amortization	32,158	28,534	3,624
Acquisition costs	553	362	191
Corporate general and administrative	8,953	6,807	2,146
Recovery of credit losses	(313)	(539)	226
Total expenses	70,430	62,860	7,570
Other income (expense)
Income from unconsolidated real estate venture	1,594	1,840	(246)
Interest expense, net	(20,423)	(18,960)	(1,463)
Net income	$3,158	$4,254	$(1,096)

Revenues

Total revenues increased $8.2 million to $92.4 million for the three months ended June 30, 2026 compared to $84.2 million for the three months ended June 30, 2025.

The $9.3 million increase in Rental income is primarily attributable to the four operating properties acquired since June 30, 2025, one development property placed into service since June 30, 2025 and a full period of operations from the two operating properties acquired during the quarter ended June 30, 2025.

The $1.6 million decrease in tenant reimbursements is primarily attributable to a decrease in reimbursable tenant project activity.

The $0.1 million increase in Asset management income is primarily attributable to the fee earned by us for asset management of the JV.

The $0.4 million increase in Other income is primarily attributable to an increase in interest income on our loans receivable.

Expenses

Total expenses increased $7.6 million to $70.4 million for the three months ended June 30, 2026 compared to $62.9 million for the three months ended June 30, 2025.

The $0.8 million increase in Property operating expenses is primarily attributable to the four operating properties acquired since June 30, 2025, one development property placed into service since June 30, 2025 and a full period of operations from the two operating properties acquired during the quarter ended June 30, 2025.

The $0.6 million increase in Real estate taxes is primarily attributable to the four operating properties acquired since June 30, 2025, one development property placed into service since June 30, 2025 and a full period of operations from the two operating properties acquired during the quarter ended June 30, 2025.

The $3.6 million increase in Depreciation and amortization is primarily attributable to the four operating properties acquired since June 30, 2025, one development property placed into service since June 30, 2025 and a full period of operations from the two operating properties acquired during the quarter ended June 30, 2025.

The $2.1 million increase in Corporate general and administrative is primarily due to an increase in employee costs and non-cash compensation.

The $0.2 million decrease in Recovery of credit losses is primarily due to a change in market conditions.

Income from unconsolidated real estate venture

The $0.2 million decrease in Income from unconsolidated real estate venture is primarily attributable to higher operating expenses during the quarter ended June 30, 2026.

Interest expense, net

The $1.5 million increase in Interest expense, net is primarily attributable to higher weighted average borrowings.

Comparison of Results of Operations for the six months ended June 30, 2026 and 2025

The financial information presented below summarizes our results of operations for the six months ended June 30, 2026 and 2025 (amounts in thousands).

	For the six months ended June 30,
	2026	2025	Change
Revenues
Rental income	$178,252	$155,913	$22,339
Tenant reimbursements	1,149	2,921	(1,772)
Asset management income	1,343	1,244	99
Other income	3,218	2,831	387
Total revenues	183,962	162,909	21,053
Expenses
Property operating	40,543	37,009	3,534
Real estate taxes	17,604	16,443	1,161
Depreciation and amortization	65,379	55,331	10,048
Acquisition costs	1,202	669	533
Corporate general and administrative	17,448	13,022	4,426
Recovery of credit losses	(117)	(777)	660
Total expenses	142,059	121,697	20,362
Other income (expense)
Income from unconsolidated real estate venture	3,258	3,662	(404)
Interest expense, net	(40,589)	(37,337)	(3,252)
Net income	$4,572	$7,537	$(2,965)

Revenues

Total revenues increased $21.1 million to $184.0 million for the six months ended June 30, 2026 compared to $162.9 million for the six months ended June 30, 2025.

The $22.3 million increase in Rental income is primarily attributable to the four operating properties acquired since June 30, 2025, one development property placed into service since June 30, 2025 and a full period of operations from the two operating properties acquired during the six months ended June 30, 2025.

The $1.8 million decrease in tenant reimbursements is primarily attributable to a decrease in reimbursable tenant project activity.

The $0.1 million increase in Asset management income is primarily attributable to the fee earned by us for asset management of the JV.

The $0.4 million increase in Other income is primarily attributable to an increase in interest income on our loans receivable.

Expenses

Total expenses increased $20.4 million to $142.1 million for the six months ended June 30, 2026 compared to $121.7 million for the six months ended June 30, 2025.

The $3.5 million increase in Property operating expenses is primarily attributable to the four operating properties acquired since June 30, 2025, one development property placed into service since June 30, 2025 and a full period of operations from the two operating properties acquired during the six months ended June 30, 2025.

The $1.2 million increase in Real estate taxes is primarily attributable to the four operating properties acquired since June 30, 2025, one development property placed into service since June 30, 2025 and a full period of operations from the two operating properties acquired during the six months ended June 30, 2025.

The $10.0 million increase in Depreciation and amortization is primarily attributable to the four operating properties acquired since June 30, 2025, one development property placed into service since June 30, 2025 and a full period of operations from the two operating properties acquired during the six months ended June 30, 2025.

The $4.4 million increase in Corporate general and administrative is primarily due to an increase in employee costs and non-cash compensation.

The $0.7 million decrease in Recovery of credit losses is primarily due to a downward adjustment to our credit loss allowance for a $15.0 million paydown of Real estate loan receivable in April 2025 and change in market conditions.

Income from unconsolidated real estate venture

The $0.4 million decrease in Income from unconsolidated real estate venture is primarily attributable to higher operating expenses during the six months ended June 30, 2026.

Interest expense, net

The $3.3 million increase in Interest expense, net is primarily attributable to higher weighted average borrowings.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, development activities at FL – Ft. Myers, JUD – Flagstaff and JUD – Medford, planned and possible acquisitions of properties, stockholder distributions to maintain our qualification as a REIT, potential repurchases of common stock under our share repurchase program and other capital obligations associated with conducting our business. At June 30, 2026, we had approximately $3.3 million available in cash and cash equivalents, $10.4 million of restricted cash and there was approximately $356.8 million available under our 2024 revolving credit facility.

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

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•
development and redevelopment activities, including major redevelopment, renovation or expansion programs at FL – Ft. Myers, JUD – Flagstaff and JUD – Medford and other individual properties;
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

The following table sets forth certain information with respect to issuances under the 2021 ATM Program during the six months ended June 30, 2026 (amounts in thousands, except share amounts):

	2021 ATM Program
For the quarter ended	Number of Shares Issued (1)	Net Proceeds
March 31, 2026	94,170	$2,146
June 30, 2026	796,943	18,825
Total	891,113	$20,971

(1) Shares issued by us, which were all issued in settlement of forward sale transactions. As of June 30, 2026, we had settled all of our outstanding forward sale transactions under the 2021 ATM Program. We accounted for the forward sale transactions as equity.

As of June 30, 2026, we had approximately $215.0 million of gross sales of our common stock available under the 2021 ATM Program.

Share Repurchase Program

On April 28, 2022, our Board of Directors authorized a share repurchase program whereby we may repurchase up to 1,815,597 shares of our common stock (adjusted for the 1-for-2.5 reverse stock split of the Company’s issued and outstanding Common Stock, effective April 28, 2025), or approximately 5% of our outstanding shares as of the original authorization date. We are not required to purchase shares under the share repurchase program but may choose to do so in the open market or through privately negotiated transactions at times and amounts based on our evaluation of market conditions and other factors.

No repurchases of shares of our common stock were made under the share repurchase program during the six months ended June 30, 2026.

Debt

Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of June 30, 2026 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	June 30, 2026	Rate (1)(2)	Maturity
Revolving credit facility:
2024 revolving credit facility (3)	$43,050	SOFR + 145 bps	June 2028 (4)
Total revolving credit facility	43,050

Term loan facilities:
2016 term loan facility	100,000	5.21% (5)	January 2028 (6)
2018 term loan facility	200,000	5.09% (7)	August 2028 (8)
2026 term loan facility	200,000	SOFR + 130 bps	June 2031
Total term loan facilities	500,000
Less: Total unamortized deferred financing fees	(4,153)
Total term loan facilities, net	495,847

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
2024 series B senior notes	50,000	6.56%	August 2033
2025 series A senior notes	25,000	6.13%	March 2030
2025 series B senior notes	100,000	6.33% (9)	March 2032
Total notes payable	1,025,000
Less: Total unamortized deferred financing fees	(5,618)
Total notes payable, net	1,019,382

Mortgage notes payable:
USFS II – Albuquerque	6,368	4.46%	July 2026 (10)
ICE – Charleston	8,109	4.21%	January 2027
VA – Loma Linda	127,500	3.59%	July 2027
CBP – Savannah	7,331	3.40%	July 2033
Total mortgage notes payable	149,308
Less: Total unamortized deferred financing fees	(241)
Less: Total unamortized premium/discount	(161)
Total mortgage notes payable, net	148,906

Total debt	$1,707,185
(1)
Effective interest rates are as follows: 2016 term loan facility 5.49%, 2018 term loan facility 5.53%, 2026 term loan facility 5.11%, 2017 series A senior notes 4.15%, 2017 series B senior notes 4.23%, 2017 series C senior notes 4.37%, 2019 series A senior notes 3.82%, 2019 series B senior notes 3.91%, 2019 series C senior notes 4.04%, 2021 series A senior notes 2.74%, 2021 series B senior notes 2.99%, 2024 series A senior notes 6.74%, 2024 series B senior notes 6.73%, 2025 series A senior notes 6.36%, 2025 series B senior notes 6.51%, USFS II – Albuquerque 3.92%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.
(2)
At June 30, 2026, the USD secured overnight financing rate (“SOFR”) with a five day lookback was 3.62%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $400.0 million senior unsecured revolving credit facility (the “2024 revolving credit facility”), our $200.0 million senior unsecured term loan facility (our “2026 term loan facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (as amended, our “2016 term loan facility”) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.
(3)
Our $400.0 million senior unsecured revolving credit facility had available capacity of $356.8 million at June 30, 2026, in addition to an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
(4)
Our 2024 revolving credit facility has two six-month as-of-right extension options subject to certain conditions and the payment of an extension fee.
(5)
Our 2016 term loan facility is subject to three interest rate swaps with an effective date of December 23, 2024 and a notional value of $100.0 million, which effectively fixes the interest rate at 5.21% annually, based on our consolidated leverage ratio as defined in our 2016 term loan facility agreement.
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
(10)
On July 14, 2026, we used $6.4 million of available cash to extinguish the mortgage note obligation on USFS II – Albuquerque.

2026 Term Loan Facility

On June 25, 2026, we entered into our $200.0 million senior unsecured 2026 term loan facility, which includes an accordion feature that provides us with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $50.0 million for a total facility size of $250.0 million. Our 2026 term loan facility matures on June 25, 2031 and is prepayable without penalty.

Borrowings under our 2026 term loan facility will, at our option, bear interest at floating rates equal to either (i) a fluctuating rate equal to the sum of (a) highest of (x) PNC Bank's base rate, (y) the federal funds effective rate plus 0.50% and (z) the one-month adjusted term SOFR rate plus 1.00%, plus, in each case, (b) a margin ranging from 0.20% to 0.70% based on the Company’s leverage ratio, (ii) the daily simple SOFR (the “DSS”), or (iii) the term SOFR (the “Term SOFR”), plus, in the case of borrowings bearing interest at DSS or Term SOFR, a margin ranging from 1.20% to 1.70% based on the Company’s leverage ratio.

Our 2026 term loan facility also contains certain customary covenants, including but not limited to financial covenants that require us to maintain maximum ratios of consolidated total indebtedness, consolidated secured indebtedness and consolidated secured recourse indebtedness to total asset value and a minimum consolidated fixed charge ratio.

2016 Term Loan Facility

On June 25, 2026, we entered into the eleventh amendment to our 2016 term loan facility to remove the credit spread adjustment applicable to SOFR-based borrowings, consistent with our 2026 term loan facility.

Our 2024 revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of June 30, 2026, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of June 30, 2026 (dollar amounts in thousands):

Debt Capital Structure	June 30, 2026
Total principal outstanding	$1,717,358
Weighted average maturity	4.0 years
Weighted average interest rate	4.6%
% Variable debt	14.2%
% Fixed debt (1)	85.8%
% Secured debt	8.9%
(1)
Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Material Cash Commitments

We entered into a construction loan agreement on August 6, 2024 (the “Construction Loan”) to lend up to $52.1 million to a developer (the “Borrower”). The Construction Loan bears interest at a fixed rate of 9.00% per annum and matures on August 31, 2027. As of both June 30, 2026 and the date of this filing, the outstanding balance of the Construction Loan receivable was $35.6 million and have no remaining obligation to fund. For a more complete description of the Construction Loan, see Note 5 to the Consolidated Financial Statements.

Other than as described above, during the six months ended June 30, 2026, there were no material changes to the cash commitment information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of June 30, 2026, our investment in the JV is $300.0 million. As of June 30, 2026, we had committed capital, net of return of over committed capital, to the JV totaling $332.9 million and had a remaining commitment of $8.5 million available. None of the properties owned by the JV are encumbered by mortgage indebtedness.

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

A summary of dividends declared by the Board of Directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2026	April 22, 2026	May 7, 2026	May 21, 2026	$0.45
Q2 2026	July 29, 2026	August 10, 2026	August 20, 2026	$0.45
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

Cash Flows

The following table sets forth a summary of cash flows for the six months ended June 30, 2026 and 2025 (amounts in thousands):

	For the six months ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$71,916	$62,298
Investing activities	(109,043)	(191,927)
Financing activities	17,149	115,876

Operating Activities

We generated $71.9 million and $62.3 million of cash from operating activities during the six months ended June 30, 2026 and 2025, respectively. Net cash provided by operating activities for the six months ended June 30, 2026 includes $61.5 million in net cash from rental activities net of expenses, $8.0 million related to distributions from investment in unconsolidated real estate venture and $2.4 million related to the change in tenant accounts receivable, prepaid expenses and other assets, real estate loan interest receivable, deferred revenue associated with operating leases, principal payments on operating lease obligations, principal repayment of sales-type lease, and accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities for the six months ended June 30, 2025 includes $59.0 million in net cash from rental activities net of expenses and $9.7 million related to distributions from investment in unconsolidated real estate venture, offset by $6.4 million related to the change in tenant accounts receivable, prepaid expenses and other assets, real estate loan interest receivable, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities.

Investing Activities

We used $109.0 million and $191.9 million in cash for investing activities during the six months ended June 30, 2026 and 2025, respectively. Net cash used in investing activities for the six months ended June 30, 2026 includes $44.5 million in additions to development properties, $43.5 million in real estate acquisitions and deposits, $14.7 million in additions to operating properties and $6.9 million in investments in real estate loans receivable, net offset by $0.6 million in repayment of note receivable. Net cash used in investing activities for the six months ended June 30, 2025 includes $144.8 million in real estate acquisitions and deposits, $36.0 million in additions to development properties, $15.7 million in additions to operating properties, offset by $4.6 million in repayment of (investment in) real estate loan receivable, net.

Financing Activities

We generated $17.1 million and $115.9 million in cash from financing activities during the six months ended June 30, 2026 and 2025, respectively. Net cash generated in financing activities for the six months ended June 30, 2026 includes $200.0 million in term loan draws on our 2026 term loan facility, $21.2 million in gross proceeds from issuance of shares of our common stock offset by $156.0 million in net paydowns under our 2024 revolving credit facility, $43.7 million in dividend payments, $2.4 million in mortgage notes payable repayment, $1.8 million in deferred financing costs and $0.2 million in the payment of offering costs. Net cash generated by financing activities for the six months ended June 30, 2025 includes $125.0 million in note payable issuances, $46.6 million in gross proceeds from issuance of shares of our common stock and $3.0 million in net draws under our 2024 revolving credit facility, offset by $51.6 million in dividend payments, $2.5 million in deferred financing costs, $2.3 million in mortgage notes payable repayment, $1.9 million in treasury lock settlement and $0.5 million in the payment of offering costs.

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

The following table sets forth a reconciliation of our net income to FFO and Core FFO for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net income	$3,158	$4,254	$4,572	$7,537
Depreciation of real estate assets	31,891	28,282	64,846	54,828
Unconsolidated real estate venture allocated share of above adjustments	2,282	2,280	4,563	4,559
FFO	37,331	34,816	73,981	66,924
Adjustments to FFO:
Loss on extinguishment of debt and modification costs	51	—	51	900
Recovery of credit losses	(313)	(539)	(117)	(777)
Natural disaster event expense, net of recovery	—	47	15	70
Depreciation of non-real estate assets	266	252	533	503
Unconsolidated real estate venture allocated share of above adjustments	16	16	33	33
Core FFO	37,351	34,592	74,496	67,653

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

Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our significant accounting policies, which utilize relevant critical accounting estimates. During the six months ended June 30, 2026, there were no material changes to the discussion of our significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of June 30, 2026, $1.5 billion, or 85.8% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $243.1 million, or 14.2%, had variable interest rates based on SOFR. If market interest rates on our variable rate debt fluctuate by 25 basis points, our interest expense would increase or decrease, depending on rate movement, by $0.6 million annually.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e) and Rule 15d-15 of the Exchange Act, as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Amendment No. 1 to the Easterly Government Properties, Inc. 2024 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 24, 2026 and incorporated herein by reference)

10.2†

Easterly Government Properties, Inc. Amended and Restated Executive Cash Severance Plan (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on April 27, 2026 and incorporated herein by reference)

10.3

Term Loan Agreement, dated as of June 25, 2026, by and among the Company, the Operating Partnership, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent, U.S. Bank National Association and Truist Bank, as Syndication Agents, U.S. Bank National Association, PNC Capital Markets LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers, and U.S. Bank National Association, PNC Capital Markets LLC, and Truist Securities, Inc., as Joint Bookrunners and the Initial Lenders named therein (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 30, 2026 and incorporated herein by reference)

10.4

Eleventh Amendment to Term Loan Agreement, dated as of June 25, 2026, by and among the Company, the Operating Partnership, the Guarantors named therein, PNC Bank, National Association, as Administrative Agent and a Lender, and U.S. Bank National Association and Truist Bank, as Lenders (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on June 30, 2026 and incorporated herein by reference)

Exhibit	Exhibit Description

10.5

Second Amendment to Credit Agreement, dated as of July 28, 2026, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo, N.A., PNC Bank, National Association and Truist Bank

10.6

Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of July 28, 2026, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., PNC Bank, National Association, Truist Bank and U.S. Bank National Association as Co-Syndication Agents, Raymond James Bank, Royal Bank of Canada, as Documentation Agent, and Citibank, N.A., Wells Fargo Securities, LLC, PNC Capital Markets LLC, Truist Bank and U.S. Bank National Association as Joint Lead Arrangers and Joint Book Running Managers

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

Easterly Government Properties, Inc.

Date: August 3, 2026	/s/ Darrell W. Crate
Darrell W. Crate
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2026	/s/ Allison E. Marino
Allison E. Marino
Executive Vice President, Chief Financial Officer (Principal Financial Officer)