Form 10-Q
period 2026-09-30
Easterly Government Properties, Inc.
filed 2026-10-26
CIK 1622194

$

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 19, 2026, the registrant had 47,321,617 shares of common stock, $0.01 par value per share, outstanding.

Easterly Government Properties, Inc.

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share amounts)

	September 30, 2026	December 31, 2025
Assets
Real estate properties, net	$2,752,624	$2,714,650
Cash and cash equivalents	2,935	23,374
Restricted cash	8,842	10,257
Tenant accounts receivable	72,107	51,493
Investment in unconsolidated real estate venture	294,059	304,721
Real estate loans receivable, net and investment in sales-type lease, net	10,440	34,286
Intangible assets, net	175,051	183,911
Interest rate swaps	3,549	—
Prepaid expenses and other assets	51,186	57,078
Total assets	$3,370,793	$3,379,770

Liabilities
Revolving credit facility	16,050	199,050
Term loan facilities, net	496,222	297,200
Notes payable, net	1,019,636	1,018,884
Mortgage notes payable, net	141,957	151,191
Intangible liabilities, net	12,117	11,959
Deferred revenue	225,999	219,201
Interest rate swaps	—	3,034
Accounts payable, accrued expenses and other liabilities	110,932	109,686
Total liabilities	2,022,913	2,010,205

Equity
Common stock, par value $0.01, 80,000,000 shares authorized, 47,321,617 and 46,303,469 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	473	463
Additional paid-in capital	1,985,653	1,958,412
Retained earnings	154,772	144,857
Cumulative dividends	(839,086)	(776,022)
Accumulated other comprehensive income (loss)	1,963	(4,578)
Total stockholders’ equity	1,303,775	1,323,132
Non-controlling interest in Operating Partnership	44,105	46,433
Total equity	1,347,880	1,369,565
Total liabilities and equity	$3,370,793	$3,379,770

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues
Rental income	$90,035	$82,210	$268,287	$238,123
Tenant reimbursements	988	1,700	2,137	4,621
Asset management income	693	623	2,036	1,867
Other income	1,895	1,618	5,113	4,449
Total revenues	93,611	86,151	277,573	249,060
Expenses
Property operating	22,875	20,715	63,418	57,724
Real estate taxes	9,015	8,814	26,619	25,257
Depreciation and amortization	30,964	28,946	96,343	84,277
Acquisition costs	360	293	1,562	962
Corporate general and administrative	7,198	5,808	24,646	18,830
Provision for (recovery of) credit losses	(752)	302	(869)	(475)
Total expenses	69,660	64,878	211,719	186,575
Other income (expense)
Income from unconsolidated real estate venture	1,778	1,556	5,036	5,218
Interest expense, net	(20,040)	(19,037)	(60,629)	(56,374)
Impairment loss	—	(2,545)	—	(2,545)
Net income	5,689	1,247	10,261	8,784
Non-controlling interest in Operating Partnership	(189)	(34)	(346)	(373)
Net income available to Easterly Government Properties, Inc.	$5,500	$1,213	$9,915	$8,411
Net income available to Easterly Government Properties, Inc. per share:
Basic	$0.11	$0.02	$0.20	$0.18
Diluted	$0.11	$0.02	$0.20	$0.18
Weighted-average common shares outstanding
Basic	47,250,107	45,337,184	46,661,566	44,532,044
Diluted	47,554,336	45,485,375	46,902,574	44,650,747
Dividends declared per common share	$0.45	$0.45	$1.35	$1.56

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net income	$5,689	$1,247	$10,261	$8,784
Other comprehensive income (loss):
Unrealized gain (loss) on treasury locks and interest rate swaps, net	2,615	(48)	6,768	(5,536)
Other comprehensive income (loss):	2,615	(48)	6,768	(5,536)
Comprehensive income	8,304	1,199	17,029	3,248
Non-controlling interest in Operating Partnership	(189)	(34)	(346)	(373)
Other comprehensive (income) loss attributable to non-controlling interest	(85)	(2)	(227)	212
Comprehensive income attributable to Easterly Government Properties, Inc.	$8,030	$1,163	$16,456	$3,087

The accompanying notes are an integral part of these consolidated financial statements.

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$10,261	$8,784
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	96,343	84,277
Straight line rent	(4,976)	(386)
Income from unconsolidated real estate venture	(5,036)	(5,218)
Amortization of above- / below-market leases	(1,303)	(1,427)
Amortization of unearned revenue	(11,386)	(5,517)
Amortization of loan premium / discount	(4)	(16)
Amortization of deferred financing costs	2,943	2,489
Amortization of lease inducements	1,182	1,548
Amortization of real estate loans receivable origination fees	(240)	(109)
Amortization of treasury lock settlement	185	147
Impairment loss	—	2,545
Distributions from investment in unconsolidated real estate venture	12,609	15,213
Non-cash compensation	6,242	4,449
Recovery of credit losses	(869)	(475)
Net change in:
Tenant accounts receivable	(15,230)	6,690
Prepaid expenses and other assets	3,253	(8,228)
Real estate loan interest receivable	2,372	(1,925)
Deferred revenue associated with operating leases	18,184	105,069
Principal payments on operating lease obligations	(580)	(519)
Principal repayment of sales-type lease	200	—
Accounts payable, accrued expenses and other liabilities	5,153	9,872
Net cash provided by operating activities	119,303	217,263
Cash flows from investing activities
Real estate acquisitions and deposits	(44,293)	(179,429)
Additions to operating properties	(22,248)	(24,968)
Additions to development properties	(64,750)	(58,107)
Repayments of real estate loan receivable	33,470	15,493
Proceeds from sale of operating property, net	—	3,492
Distributions from investment in unconsolidated real estate venture	3,089	—
Investments in real estate loans receivable, net	(6,930)	(14,040)
Net cash used in investing activities	(101,662)	(257,559)
Cash flows from financing activities
Payment of deferred financing costs	(1,918)	(4,848)
Issuance of common shares	21,182	63,620
Credit facility draws	230,250	274,350
Credit facility repayments	(413,250)	(378,000)
Term loan proceeds	200,000	25,500
Issuance of notes payable	—	125,000
Treasury lock settlement	—	(1,945)
Repayments of mortgage notes payable	(9,403)	(3,421)
Dividends and distributions paid	(65,899)	(72,882)
Payment of offering costs	(457)	(673)
Net cash (used in) provided by financing activities	(39,495)	26,701

Easterly Government Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2026	2025
Net decrease in Cash and cash equivalents and Restricted cash	$(21,854)	$(13,595)
Cash and cash equivalents and Restricted cash, beginning of period	33,631	27,804
Cash and cash equivalents and Restricted cash, end of period	$11,777	$14,209

Supplemental disclosure of cash flow information
Cash paid for interest (net of capitalized interest of $2,202 and $7,356 in 2026 and 2025, respectively)	$56,912	$51,672
Supplemental disclosure of non-cash information
Additions to operating properties accrued, not paid	$5,931	$5,116
Additions to development properties accrued, not paid	17,317	23,036
Offering costs accrued, not paid	6	3
Deferred asset acquisition costs accrued, not paid	26	33
Unrealized gain (loss) on treasury locks and interest rate swaps, net	6,768	(5,536)
Recognition of operating lease right-of-use assets	859	—
Recognition of liabilities related to operating lease right-of-use assets	1,321	—
Exchange of Common Units for Shares of Common Stock
Non-controlling interest in Operating Partnership	$(2,500)	$(4,836)
Common stock	1	4
Additional paid-in capital	2,499	4,832
Total	$—	$—

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

We focus primarily on acquiring, developing and managing U.S. Government leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We continue to pursue other potential opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of September 30, 2026, we wholly owned 96 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 10.7 million leased square feet, including 93 operating properties that were leased primarily to U.S. Government tenant agencies, eight operating properties leased primarily to tenant agencies of a U.S. state or local government and five operating properties that were entirely leased to private tenants. As of September 30, 2026, our operating properties were 98% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned three properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 96.7% of the aggregate limited partnership interests in the Operating Partnership (“common units”) as of September 30, 2026. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

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

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2026 and December 31, 2025, the consolidated results of operations for the three and nine months ended September 30, 2026 and 2025, and the consolidated cash flows for the nine months ended September 30, 2026 and 2025. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2026, we acquired a lease arrangement that qualifies for classification as a sales-type lease under Accounting Standards Codification Topic 842 Leases (“ASC 842”). Prior to the first quarter of 2026, all of our leases met the classification criteria of an operating lease in accordance with ASC 842. As a result, we updated our accounting policy to reflect the recognition and presentation of sales-type and direct financing leases as a lessor. There were no adjustments made retrospectively to the information in our consolidated financial statements as a result of the update in policy. See note 3, note 5 and note 12 for additional information on the impact of the adoption of sales-type lease accounting on our consolidated financial statements. All other significant accounting policies used in the preparation of our condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

3. Real Estate and Intangibles

Acquisitions

During the nine months ended September 30, 2026, we acquired three operating properties in asset acquisitions, consisting of a three building portfolio in Glen Allen, VA, for an aggregate purchase price of $44.6 million. We allocated the aggregate purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows (amounts in thousands):

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

The intangible assets and liabilities of operating properties acquired during the nine months ended September 30, 2026 have a weighted average amortization period of 7.2 years as of September 30, 2026. During the nine months ended September 30, 2026, these acquisitions contributed $5.2 million of revenues and $1.2 million of net income in our Consolidated Statements of Operations related to the operating properties acquired.

During the three and nine months ended September 30, 2026, we incurred $0.4 million and $1.6 million, respectively, of acquisition-related expenses, mainly consisting of internal costs associated with property acquisitions.

Consolidated Real Estate and Intangibles

Real estate and intangibles consisted of the following as of September 30, 2026 (amounts in thousands):

Total
Real estate properties, net
Land	$321,600
Building and improvements	2,841,428
Acquired tenant improvements	118,029
Construction in progress	96,688
Accumulated depreciation	(625,121)
Total Real estate properties, net	2,752,624
Intangible assets, net
In-place leases	345,522
Acquired leasing commissions	97,985
Above market leases	15,105
Payment in lieu of taxes	6,394
Accumulated amortization	(289,955)
Total Intangible assets, net	175,051
Intangible liabilities, net
Below market leases	(78,996)
Accumulated amortization	66,879
Total Intangible liabilities, net	(12,117)

No operating properties were disposed of during the nine months ended September 30, 2026.

The following table summarizes the scheduled amortization of our acquired above- and below-market lease intangibles for each of the five succeeding years as of September 30, 2026 (amounts in thousands):

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2026 (1)	$306	$(731)
2027	1,216	(2,729)
2028	841	(2,184)
2029	309	(1,498)
2030	203	(1,328)
(1)
Represents the three months ending December 31, 2026.

Above-market lease amortization reduces Rental income on our Consolidated Statements of Operations and below-market lease amortization increases Rental income on our Consolidated Statements of Operations.

4. Investment in Unconsolidated Real Estate Venture

The following is a summary of our investment in the JV (dollars in thousands):

		As of September 30,
Joint Venture	Ownership Interest	2026
MedBase Venture	53.0%	$294,059

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

5. Real Estate Loans Receivable

On August 6, 2024, we entered into a construction loan agreement (the “Construction Loan”) to lend up to $52.1 million to a developer (the “Borrower”). The Construction Loan accrued interest monthly at a fixed market rate of 9.00% per annum and had a maturity date of August 31, 2027, with the option for the Borrower to prepay the loan. Upon completion of the development, we had the option to purchase at fair value all of the issued and outstanding membership interest from the Borrower in a special purpose entity (“SPE”) which solely held the developed property. We held a variable interest in the SPE, but we did not consolidate the SPE as we were not the primary beneficiary due to the lack of power to direct significant activities performed by the SPE. On April 1, 2025, the Borrower repaid $15.0 million of the Construction Loan outstanding upon substantial completion of the development and receipt of the lump sum reimbursement from the government. On April 15, 2025, we declined the option to purchase, at the stated price, all of the issued and outstanding membership interest in the SPE from the Borrower. On September 3, 2026, the Borrower repaid the remaining $35.6 million of the Construction Loan, inclusive of accrued interest, outstanding.

On March 5, 2026, we entered into a mezzanine construction loan agreement (the “Mezzanine Construction Loan”) to lend $7.0 million to a developer (the “Mezzanine Borrower”). The Mezzanine Construction Loan will accrue interest monthly at a fixed market rate of 12.00% per annum. The Mezzanine Construction Loan matures on March 5, 2030. However, the Mezzanine Borrower has the option to extend the maturity date by an additional twelve months through March 5, 2031. We hold a variable interest in the Mezzanine Borrower entity, but we do not consolidate the entity as we are not the primary beneficiary due to the lack of power to direct significant activities performed by the Mezzanine Borrower. The fair value of this real estate loan receivable was approximately $7.8 million as of September 30, 2026.

A summary of our real estate loans receivable consisted of the following (dollars in thousands):

	September 30, 2026	December 31, 2025
Real estate loans receivable	$10,653	$35,357
Allowance for credit losses	(213)	(1,071)
Real estate loans receivable, net	$10,440	$34,286

The table below sets forth the activity for our allowance for credit losses for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Real Estate Loans Receivable (1)	Real Estate Loan Unfunded Commitments (2)
Balance as of December 31, 2024	$1,436	$92
Recovery of credit losses	(399)	(76)
Balance as of September 30, 2025	$1,037	$16

Balance as of December 31, 2025	$1,071	$11
Recovery of credit losses	(858)	(11)
Balance as of September 30, 2026	$213	$—

(1)
As of September 30, 2026, our Mezzanine Construction Loan is included within the non-investment grade category as the entity lacks credit agency ratings. We used a non-investment grade credit spread to the applicable U.S. treasury rate to determine a probability of default. As of September 30, 2026, there are no payments that are considered past due nor any on nonaccrual status. On September 3, 2026, we derecognized our allowance for credit loss on the Construction Loan upon repayment by the Borrower.
(2)
Allowance for credit loss liability is included within Accounts payable, accrued expenses and other liabilities on our Consolidated Balance Sheets.

During the three and nine months ended September 30, 2026, we recognized interest income from our real estate loans receivable of $0.8 million and $2.7 million, respectively. During the three and nine months ended September 30, 2025, we recognized interest income from our real estate loans receivable of $0.8 million and $2.5 million, respectively. Interest income from our real estate loans receivable is included within Other income on our Consolidated Statements of Operations.

6. Debt

At September 30, 2026, our consolidated borrowings consisted of the following (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2026	Rate (1)(2)	Maturity
Revolving credit facility:
2024 revolving credit facility (3)	$16,050	SOFR + 135 bps	June 2028 (4)
Total revolving credit facility	16,050

Term loan facilities:
2016 term loan facility	100,000	5.21% (5)	January 2028 (6)
2018 term loan facility	200,000	4.99% (7)	August 2028 (8)
2026 term loan facility	200,000	SOFR + 130 bps	June 2031
Total term loan facilities	500,000
Less: Total unamortized deferred financing fees	(3,778)
Total term loan facilities, net	496,222

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
2024 series B senior notes	50,000	6.56%	August 2033
2025 series A senior notes	25,000	6.13%	March 2030
2025 series B senior notes	100,000	6.33% (9)	March 2032
Total notes payable	1,025,000
Less: Total unamortized deferred financing fees	(5,364)
Total notes payable, net	1,019,636

Mortgage notes payable:
ICE – Charleston	7,697	4.21%	January 2027
VA – Loma Linda	127,500	3.59%	July 2027
CBP – Savannah	7,100	3.40%	July 2033
Total mortgage notes payable	142,297
Less: Total unamortized deferred financing fees	(182)
Less: Total unamortized premium/discount	(158)
Total mortgage notes payable, net	141,957

Total debt	$1,673,865
(1)
Effective interest rates are as follows: 2016 term loan facility 5.49%, 2018 term loan facility 5.43%, 2026 term loan facility 5.11%, 2017 series A senior notes 4.15%, 2017 series B senior notes 4.23%, 2017 series C senior notes 4.37%, 2019 series A senior notes 3.82%, 2019 series B senior notes 3.91%, 2019 series C senior notes 4.04%, 2021 series A senior notes 2.74%, 2021 series B senior notes 2.99%, 2024 series A senior notes 6.74%, 2024 series B senior notes 6.73%, 2025 series A senior notes 6.36%, 2025 series B senior notes 6.51%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.
(2)
At September 30, 2026, the USD secured overnight financing rate (“SOFR”) with a five day lookback was 3.87%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $400.0 million senior unsecured revolving credit facility (the “2024 revolving credit facility”), our $200.0 million senior unsecured term loan facility (our “2026 term loan facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (as amended, our “2016 term loan facility”) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.

(3)
Our $400.0 million senior unsecured 2024 revolving credit facility had available capacity of $383.8 million at September 30, 2026, in addition to an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
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
(7)
Our 2018 term loan facility is subject to three interest rate swaps, of which one has an effective date of March 24, 2025 and two of the swaps have an effective date of June 30, 2025. The three swaps have an aggregate notional value of $200.0 million, which effectively fixes the interest rate at 4.99% annually, based on our consolidated leverage ratio as defined in our 2018 term loan facility agreement.
(8)
Our 2018 term loan facility has two one-year as-of-right extension options subject to certain conditions and the payment of an extension fee.
(9)
We entered into two $50.0 million treasury lock agreements to fix the Treasury rate of our 2025 series B senior notes.

As of September 30, 2026, the net carrying value of real estate collateralizing our mortgages payable totaled $185.6 million. See Note 8 for the fair value of our debt instruments.

On July 14, 2026, we used $6.4 million of available cash to extinguish the mortgage note obligation on USFS II — Albuquerque.

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

2016 Term Loan Facility

On June 25, 2026, we entered into the eleventh amendment to our 2016 term loan facility to remove the credit spread adjustment applicable to SOFR-based borrowings, consistent with the terms of our 2026 term loan facility.

2018 Term Loan Facility

On July 28, 2026, we entered into the sixth amendment to our 2018 term loan facility to remove the credit spread adjustment applicable to SOFR-based borrowings, consistent with the terms of our 2016 term loan facility and 2026 term loan facility.

2024 Revolving Credit Facility

On July 28, 2026, we entered into the second amendment to our 2024 revolving credit facility to remove the credit spread adjustment applicable to SOFR-based borrowings, consistent with the terms of each of our term loan facilities.

Financial Covenant Considerations

As of September 30, 2026, we were in compliance with all financial and other covenants related to our debt.

7. Derivatives and Hedging Activities

The following table sets forth the key terms and fair values of our interest rate swap derivatives, each of which was designated as a cash flow hedge as of September 30, 2026. We entered into these interest rate swap derivatives to reduce our exposure to the variability in future cash flows attributable to changes in our floating rate debt (amounts in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	Fair Value
$40,000	3.85%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$306
$30,000	3.86%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$226
$30,000	3.86%	USD-SOFR with -5 Day Lookback	December 23, 2024	December 23, 2027	$225
$100,000	3.72%	USD-SOFR with -5 Day Lookback	March 24, 2025	April 1, 2028	$1,219
$50,000	3.66%	USD-SOFR with -5 Day Lookback	June 30, 2025	July 1, 2028	$787
$50,000	3.67%	USD-SOFR with -5 Day Lookback	June 30, 2025	July 1, 2028	$786

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheets (amounts in thousands):

Balance Sheet Line Item	As of September 30, 2026
Interest rate swaps - Asset	$3,549
Interest rate swaps - Liability	—

Cash Flow Hedges of Interest Rate Risk

The gains or losses on derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income (“AOCI”) and will be reclassified to interest expense in the period that the hedged forecasted transactions affect earnings on our variable rate debt.

We estimate that $1.7 million will be reclassified from AOCI as a net decrease to interest expense over the next 12 months.

The table below presents the effects of our interest rate derivatives on our Consolidated Statements of Operations and Comprehensive Income (Loss) (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Unrealized gain (loss) recognized in AOCI	$2,470	$317	$6,349	$(4,429)
Gain (loss) reclassified from AOCI into interest expense	(145)	365	(419)	1,107

Credit-Risk-Related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on such indebtedness. As of September 30, 2026, we were not in a net liability position with any derivative counterparty. As of September 30, 2026, we were in compliance with these agreements and had not posted any collateral related to these agreements.

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

Recurring fair value measurements

The fair values of our interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of September 30, 2026 were classified as Level 2 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding our real estate loans receivable) and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. The fair value of our real estate loans receivable, as disclosed in Note 5, is based on the discounted estimated future cash flows of the loan (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments. The table below presents our assets measured at fair value on a recurring basis as of September 30, 2026, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

	As of September 30, 2026
Balance Sheet Line Item	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$—	$3,549	$—

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

Financial assets and liabilities not measured at fair value

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of September 30, 2026:

	As of September 30, 2026
Financial liabilities	Carrying Amount (1)	Fair Value (2)

2024 revolving credit facility	$16,050	$16,050
2016 term loan facility	$100,000	$100,000
2018 term loan facility	$200,000	$200,000
2026 term loan facility	$200,000	$200,000
Notes payable	$1,025,000	$957,908
Mortgages payable	$142,297	$139,615
(1)
The carrying amount consists of principal only.
(2)
We consider the fair value measurement of the financial liability instrument a Level 3 measurement.

9. Equity Incentive Plan

The following is a summary of our stock-based compensation expense, net for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense, net	$2,042	$1,633	$6,242	$4,449

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

10. Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended September 30, 2026 and 2025 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Three months ended September 30, 2026
Balance at June 30, 2026	47,321,617	$473	$1,983,878	$149,272	$(817,791)	$(567)	$44,494	$1,359,759
Stock based compensation, net	—	—	253	—	—	—	1,789	2,042
Dividends and distributions paid ($0.45 per share)	—	—	—	—	(21,295)	—	(930)	(22,225)
Unrealized income on treasury locks and interest rate swaps, net	—	—	—	—	—	2,530	85	2,615
Net income	—	—	—	5,500	—	—	189	5,689
Allocation of non-controlling interest in Operating Partnership	—	—	1,522	—	—	—	(1,522)	—
Balance at September 30, 2026	47,321,617	$473	$1,985,653	$154,772	$(839,086)	$1,963	$44,105	$1,347,880
Three months ended September 30, 2025
Balance at June 30, 2025	45,354,115	$453	$1,934,279	$139,052	$(734,864)	$(4,591)	$52,203	$1,386,532
Stock based compensation	—	—	241	—	—	—	1,392	1,633
Dividends and distributions paid ($0.45 per share)	—	—	—	—	(20,409)	—	(921)	(21,330)
Grant of unvested restricted stock	4,264	—	—	—	—	—	—	—
Issuance of common stock, net	750,000	8	16,781	—	—	—	—	16,789
Unrealized (loss) income on interest rate swaps	—	—	—	—	—	(50)	2	(48)
Net income	—	—	—	1,213	—	—	34	1,247
Allocation of non-controlling interest in Operating Partnership	—	—	1,388	—	—	—	(1,388)	—
Balance at September 30, 2025	46,108,379	$461	$1,952,689	$140,265	$(755,273)	$(4,641)	$51,322	$1,384,823

The following table summarizes the changes in our stockholders’ equity for the nine months ended September 30, 2026 and 2025 (amounts in thousands, except share amounts):

	Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest in Operating Partnership	Total Equity
Nine months ended September 30, 2026
Balance at December 31, 2025	46,303,469	$463	$1,958,412	$144,857	$(776,022)	$(4,578)	$46,433	$1,369,565
Stock based compensation, net	—	—	862	—	—	—	5,380	6,242
Dividends and distributions paid ($1.35 per share)	—	—	—	—	(63,064)	—	(2,835)	(65,899)
Grant of unvested restricted stock	38,745		—	—	—	—	—	—
Redemption of common units for shares of common stock	88,290	1	2,499	—	—	—	(2,500)	—
Issuance of common stock, net	891,113	9	20,934	—	—	—	—	20,943
Unrealized gain on treasury locks and interest rate swaps, net	—	—	—	—	—	6,541	227	6,768
Net income	—	—	—	9,915	—	—	346	10,261
Allocation of non-controlling interest in Operating Partnership	—	—	2,946	—	—	—	(2,946)	—
Balance at September 30, 2026	47,321,617	$473	$1,985,653	$154,772	$(839,086)	$1,963	$44,105	$1,347,880
Nine months ended September 30, 2025
Balance at December 31, 2024 (1)	43,188,224	$432	$1,874,193	$131,854	$(686,044)	$683	$65,999	$1,387,117
Stock based compensation	—	—	623	—	—	—	3,826	4,449
Dividends and distributions paid ($1.56 per share)	—	—	—	—	(69,229)	—	(3,653)	(72,882)
Grant of unvested restricted stock	47,994	—	—	—	—	—	—	—
Redemption of common units for shares of common stock	405,237	4	4,832	—	—	—	(4,836)	—
Issuance of common stock, net	2,466,987	25	62,866	—	—	—	—	62,891
Fractional shares settled (2)	(63)	—	—	—	—	—	—	—
Unrealized loss on interest rate swaps	—	—	—	—	—	(5,324)	(212)	(5,536)
Net income	—	—	—	8,411	—	—	373	8,784
Allocation of non-controlling interest in Operating Partnership	—	—	10,175	—	—	—	(10,175)	—
Balance at September 30, 2025	46,108,379	$461	$1,952,689	$140,265	$(755,273)	$(4,641)	$51,322	$1,384,823

(1) As of December 31, 2024, the Company reclassified $0.6 million from Common Stock to Additional Paid-in-Capital due to the reduction in shares outstanding in connection with the 1-for-2.5 reverse stock split of the Company’s issued and outstanding Common Stock, effective April 28, 2025 (the “Reverse Stock Split”). Concurrently with the Reverse Stock Split, our operating partnership completed a corresponding 1-for-2.5 reverse unit split of outstanding common units and LTIP units.

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

A summary of dividends declared by our Board of Directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2026	April 22, 2026	May 7, 2026	May 21, 2026	$0.45
Q2 2026	July 29, 2026	August 10, 2026	August 20, 2026	$0.45
Q3 2026	October 22, 2026	November 5, 2026	November 20, 2026	$0.45

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

ATM Program

We entered into equity distribution agreements on June 22, 2021 with various financial institutions relating to our $300.0 million “at the market” equity offering program (the “2021 ATM Program”). On August 4, 2026, we entered into amended and restated equity distribution agreements governing the 2021 ATM Program in order to, among other things, permit our entry into contingent forward transactions, as described below. Pursuant to the 2021 ATM Program, we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the 2021 ATM Program, we may enter into one or more forward transactions, including transactions on a contingent and non-contingent basis (each, a “forward sale transaction”), under separate master forward sale confirmations and related supplemental confirmations with certain financial institutions party to the amended and restated agreements governing the 2021 ATM Program for the sale of shares of our common stock on a forward basis.

The following table sets forth certain information with respect to issuances under the 2021 ATM Program during the nine months ended September 30, 2026 (amounts in thousands except share amounts):

	2021 ATM Program
For the quarter ended	Number of Shares Issued (1)	Net Proceeds
March 31, 2026	94,170	$2,146
June 30, 2026	796,943	18,825
September 30, 2026	—	—
Total	891,113	$20,971

(1) Shares issued by us, which were all issued in settlement of forward sale transactions. As of September 30, 2026, we had settled all of our outstanding forward sale transactions under the 2021 ATM Program. We accounted for the forward sale transactions as equity.

As of September 30, 2026, we had approximately $215.0 million of gross sales of our common stock available under the 2021 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the nine months ended September 30, 2026.

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

The following table sets forth the computation of our basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Numerator
Net income	$5,689	$1,247	$10,261	$8,784
Less: Non-controlling interest in Operating Partnership	(189)	(34)	(346)	(373)
Net income available to Easterly Government Properties, Inc.	5,500	1,213	9,915	8,411
Less: Dividends on participating securities	(242)	(148)	(721)	(495)
Net income available to common stockholders	$5,258	$1,065	$9,194	$7,916
Denominator for basic EPS	47,250,107	45,337,184	46,661,566	44,532,044
Dilutive effect of share-based compensation awards	33,718	11,080	31,202	4,175
Dilutive effect of LTIP units (1)	270,511	137,111	209,806	114,528
Denominator for diluted EPS	47,554,336	45,485,375	46,902,574	44,650,747
Basic EPS	$0.11	$0.02	$0.20	$0.18
Diluted EPS	$0.11	$0.02	$0.20	$0.18

(1)
During the three and nine months ended September 30, 2026, there were 1,260,851 and 1,272,038 unvested performance-based LTIP units, respectively, that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period. During both the three and nine months ended September 30, 2025, there were 1,025,177 unvested performance-based LTIP units that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period.

12. Leases

Lessor

We lease commercial space to the U.S. Government through the GSA or other federal agencies, state and local governments or nongovernmental tenants. These leases may contain extension options that are predominately at the sole discretion of the tenant. Certain of our leases contain a “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. While certain of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 21.3 years as of September 30, 2026), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties. Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, real estate tax rates, usage, or share of expenditures of the leased premises.

During the nine months ended September 30, 2026, we received lump sum reimbursements for FDA – Atlanta relating to the landlord improvements in excess of the U.S. Government’s tenant improvement allowance of $15.3 million. Total reimbursements received for the project as of September 30, 2026 are $153.4 million. We recorded the payments as Deferred revenue on our Consolidated Balance Sheet and amortize the payment over the life of the lease through Rental income.

The table below sets forth our composition of lease revenue recognized between fixed and variable components (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Fixed	$83,408	$75,830	$249,602	$221,896
Variable	6,627	6,380	18,685	16,227
Rental income	90,035	82,210	268,287	238,123

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

As of September 30, 2026, the unamortized balances associated with our right-of-use operating lease asset and operating lease liability were $3.8 million and $4.3 million, respectively. We used our incremental borrowing rate, which was arrived at utilizing prevailing market rates and the spread on our revolving credit facility, in order to determine the net present value of the minimum lease payments.

The following table provides quantitative information for our commenced operating leases for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Cash flows from operating lease costs	$220	$203	$684	$600

In addition, the maturity of fixed lease payments under our commenced corporate office leases as of September 30, 2026 is summarized in the table below (amounts in thousands):

Corporate office leases	Payments due by period
2026 (1)	140
2027	671
2028	1,081
2029	1,046
2030	731
Thereafter	1,212
Total future minimum lease payments	$4,881
Imputed interest	(617)
Total	$4,264
(1)
Represents the three months ending December 31, 2026.

13. Revenue

The table below sets forth revenue from tenant construction projects and the associated project management income disaggregated by tenant agency for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Tenant	2026	2025	2026	2025

U.S. Joint Staff Command (“JSC”)	$758	$5	$928	$410
Department of Veterans Affairs (“VA”)	255	830	681	2,021
Food and Drug Administration (“FDA”)	14	—	544	62
Federal Bureau of Investigation (“FBI”)	56	560	154	1,353
Internal Revenue Service (“IRS”)	3	49	34	113
Department of the Treasury (“TREAS”)	9	4	11	29
U.S. Citizenship and Immigration Services (“USCIS”)	—	—	11	43
Patent and Trademark Office (“PTO”)	5	—	5	—
Department of Transportation (“DOT”)	—	24	4	81
The Judiciary of the U.S. Government (“JUD”)	—	28	1	66
National Weather Service (“NWS”)	1	5	1	5
United States Forest Service (“USFS”)	1	—	1	—
General Services Administration - Other	—	5	—	155
U.S. Coast Guard (“USCG”)	—	172	—	462
Homeland Security Investigations (“HSI”)	—	11	—	105
State of California (“CA”)	—	—	—	41
Drug Enforcement Administration (“DEA”)	—	97	—	130
Immigration and Customs Enforcement (“ICE”)	—	115	—	115
Environmental Protection Agency (“EPA”)	—	15	—	15
Department of Homeland Security (“DHS”)	—	9	—	9
Customs and Border Protection (“CBP”)	—	(20)	—	(20)
	$1,102	$1,909	$2,375	$5,195

As of September 30, 2026 and December 31, 2025, the balance in Accounts receivable related to tenant construction projects and the associated project management income was $2.4 million and $2.5 million, respectively, which is inclusive of contract assets or liabilities.

The duration of the majority of tenant construction project reimbursement arrangements is less than a year and payment is typically due once a project is complete and work has been accepted by the tenant. There were no projects on-going as of September 30, 2026 with a duration of greater than one year.

During the three and nine months ended September 30, 2026, we recognized $0.4 million and $1.1 million, respectively, in parking garage income. During the three and nine months ended September 30, 2025, we recognized $0.4 million and $0.8 million, respectively, in parking garage income. The monthly and transient daily parking revenue falls within the scope of Revenue from Contracts with Customers (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied. As of September 30, 2026 and December 31, 2025, the balance in Accounts receivable related to parking garage income was $0.1 million and $0.2 million, respectively.

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

As stated in Note 1 above, we lease commercial space to the U.S. Government or non-governmental tenants. At September 30, 2026, the U.S. Government accounted for approximately 86.5% of our total annualized lease income, state and local government tenants accounted for approximately 8.4% of our annualized lease income and non-governmental tenants accounted for the remaining approximately 5.1%.

Seventeen of our 106 wholly-owned and unconsolidated operating properties are located in California, accounting for approximately 12.8% of our total leased square feet and approximately 16.6% of our total annualized lease income as of September 30, 2026. To the extent that weak economic or real estate conditions or natural disasters affect California more severely than other areas of the country, our business, financial condition and results of operations could be significantly impacted.

15. Segment Information

During the three and nine months ended September 30, 2026 and 2025, our operations are reported within one reportable and operating segment in the consolidated financial statements and all of our properties are included within this single reportable and operating segment (the “segment”).

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

16. Related Parties

We have reimbursement arrangements with entities controlled by our Chief Executive Officer and Vice Chairman, which provide for reimbursement of costs paid on our behalf, or those we pay on their behalf. During the three and nine months ended September 30, 2026, we were responsible for reimbursing costs of $0.2 million and $0.7 million, respectively, and received reimbursement for costs of less than $0.1 million for both periods. During the three and nine months ended September 30, 2025, we were responsible for reimbursing costs of $0.2 million and $0.7 million, respectively, and received reimbursement for costs of less than $0.1 million for both periods.

We provide asset management services to properties owned by the JV. For the three and nine months ended September 30, 2026, we recognized Asset management income of $0.7 million and $2.0 million, respectively, and reimbursement for certain costs that we paid on its behalf of less than $0.1 million and $0.8 million, respectively. For the three and nine months ended September 30, 2025, we recognized Asset management income of $0.6 million and $1.9 million, respectively, and reimbursement for certain costs that we paid on its behalf of $0.1 million and $0.7 million, respectively.

As of September 30, 2026, receivables from related parties were $0.2 million which was included within prepaid expenses and other assets on our balance sheet. As of September 30, 2026, there were no Accounts payable, accrued expenses or other liabilities owed to related parties.

17. Subsequent Events

For our consolidated financial statements as of September 30, 2026, we evaluated subsequent events and noted the following significant events.

In October 2026, all significant construction activities were completed at the Florida Department of Law Enforcement laboratory facility in Fort Myers, Florida.

On October 22, 2026, we entered into four interest rate swaps which have an aggregate notional value of $200.0 million.

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

We focus primarily on acquiring, developing and managing U.S. Government-leased properties that are essential to supporting the mission of the tenant agency and strive to be a partner of choice for the U.S. Government, working closely with the tenant agency to meet its needs and objectives. We continue to pursue opportunities to add properties to our portfolio, including acquiring properties leased to state and local governments with strong creditworthiness and other opportunities that directly or indirectly support the mission of select government agencies. As of September 30, 2026, we wholly owned 96 operating properties and ten operating properties through an unconsolidated joint venture (the “JV”) in the United States, encompassing approximately 10.7 million leased square feet (10.2 million pro rata), including 93 operating properties that were leased primarily to U.S. Government tenant agencies, eight operating properties leased primarily to tenant agencies of a U.S. state or local government and five operating properties that were entirely leased to private tenants. As of September 30, 2026, our operating properties were 98% leased. For purposes of calculating percentage leased, we exclude from the denominator total square feet that was unleased and to which we attributed no value at the time of acquisition. In addition, we wholly owned three properties under development that we expect will encompass approximately 0.2 million leased square feet upon completion.

The Operating Partnership holds substantially all of our assets and conducts substantially all of our business. We are the sole general partner of the Operating Partnership and owned approximately 96.7% of the aggregate limited partnership interests in the Operating Partnership, which we refer to herein as common units, as of September 30, 2026. We have elected to be taxed as a REIT and believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015.

2026 Activity

Acquisitions

On January 16, 2026, we acquired a 297,713 leased square foot campus consisting of three real estate operating properties in Glen Allen, Virginia. The assets are leased primarily to the Commonwealth of Virginia and have lease expirations ranging from 2027 to 2036.

Operating Properties

As of September 30, 2026, our operating properties were 98% leased with a weighted average annualized lease income per leased square foot of $36.80 ($36.52 pro rata) and a weighted average age of approximately 17.4 years based on the date the property was built or renovated-to-suit, where applicable. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period.

The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at September 30, 2026, and it includes properties held by the JV:

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties
VA - Loma Linda	Loma Linda, CA	OC	2036	327,614	$16,892,383	4.3%	$51.56
USCIS - Kansas City (3)	Lee's Summit, MO	O	2027 - 2042	417,945	10,452,533	2.6%	25.01
JSC - Suffolk	Suffolk, VA	SF	2028	403,737	8,665,537	2.2%	21.46
Various GSA - Chicago	Des Plaines, IL	O	2027	188,768	7,925,559	1.9%	41.99
FDA - Atlanta	Atlanta, GA	L	2045	162,000	7,064,453	1.8%	43.61
IRS - Fresno	Fresno, CA	O	2033	180,481	7,043,219	1.8%	39.02
FBI - Salt Lake	Salt Lake City, UT	SF	2032	169,542	6,849,035	1.7%	40.40
Various GSA - Buffalo (4)	Buffalo, NY	O	2031-2039	251,236	6,784,857	1.7%	27.01
Various GSA - Portland (5)	Portland, OR	O	2027-2039	177,341	5,990,495	1.5%	33.78
VA - San Jose	San Jose, CA	OC	2038	90,085	5,812,834	1.5%	64.53
EPA - Lenexa	Lenexa, KS	O	2027	169,585	5,798,381	1.5%	34.19
FBI - Tampa	Tampa, FL	SF	2040	138,000	5,385,768	1.4%	39.03
PTO - Arlington	Arlington, VA	SF	2035	190,546	5,350,786	1.4%	28.08
FDA - Alameda	Alameda, CA	L	2039	69,624	5,099,184	1.3%	73.24
FBI - San Antonio	San Antonio, TX	SF	2045	148,584	4,865,679	1.2%	32.75
FBI / DEA - El Paso	El Paso, TX	SF	2028	203,683	4,825,010	1.2%	23.69
FEMA - Tracy	Tracy, CA	W	2038	210,373	4,668,336	1.2%	22.19
TREAS - Parkersburg	Parkersburg, WV	O	2041	182,500	4,440,650	1.1%	24.33
FBI - Mobile	Mobile, AL	SF	2029	76,112	4,364,100	1.1%	57.34
FDA - Lenexa	Lenexa, KS	L	2040	59,690	4,297,893	1.1%	72.00
ICE - Dallas (6)	Irving, TX	SF	2032 / 2040	135,200	4,285,579	1.1%	31.70
FBI - Pittsburgh	Pittsburgh, PA	SF	2027	100,054	4,272,250	1.1%	42.70
VA - South Bend	Mishawaka, IN	OC	2032	86,363	4,260,909	1.1%	49.34
FBI - Knoxville	Knoxville, TN	SF	2028	99,130	4,253,329	1.1%	42.91
USCIS - Lincoln	Lincoln, NE	O	2041	137,671	4,220,772	1.1%	30.66
FBI - Omaha	Omaha, NE	SF	2044	112,196	4,011,855	1.0%	35.76
FBI - New Orleans	New Orleans, LA	SF	2029	137,679	3,923,663	1.0%	28.50
VA - Mobile	Mobile, AL	OC	2033	79,212	3,916,316	1.0%	49.44
FBI - Albany	Albany, NY	SF	2036	69,476	3,657,678	0.9%	52.65
DOT - Lakewood	Lakewood, CO	O	2039	116,046	3,622,432	0.9%	31.22
FBI - Birmingham	Birmingham, AL	SF	2042	96,278	3,621,989	0.9%	37.62
EPA - Kansas City	Kansas City, KS	L	2043	55,833	3,604,587	0.9%	64.56
FBI - Little Rock	Little Rock, AR	SF	2041	102,377	3,512,528	0.9%	34.31
VA - Chico	Chico, CA	OC	2034	51,647	3,389,051	0.9%	65.62

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
FBI - Richmond	Richmond, VA	SF	2041	96,607	$3,369,153	0.9%	$34.87
USFS II - Albuquerque	Albuquerque, NM	O	2031	98,720	3,351,215	0.8%	33.95
ICE - Charleston	North Charleston, SC	SF	2027	65,124	3,262,630	0.8%	50.10
DEA - Sterling	Sterling, VA	L	2038	57,692	3,238,759	0.8%	56.14
JUD - Del Rio	Del Rio, TX	C	2041	89,880	3,216,180	0.8%	35.78
USCIS - Tustin	Tustin, CA	O	2034	66,818	3,198,547	0.8%	47.87
DEA - Vista	Vista, CA	L	2035	52,293	3,175,630	0.8%	60.73
VA - Indianapolis	Brownsburg, IN	OC	2041	80,000	3,051,338	0.8%	38.14
VA - Orange	Orange, CT	OC	2034	56,330	2,961,653	0.7%	52.58
SSA - Charleston	Charleston, WV	O	2029	110,000	2,912,001	0.7%	26.47
ICE - Albuquerque	Albuquerque, NM	SF	2027	71,100	2,886,242	0.7%	40.59
JUD - El Centro	El Centro, CA	C	2034	43,345	2,843,624	0.7%	65.60
DEA - Dallas Lab	Dallas, TX	L	2038	49,723	2,840,432	0.7%	57.13
DEA - Pleasanton	Pleasanton, CA	L	2035	42,480	2,803,986	0.7%	66.01
DHS - Burlington	Williston, VT	SF	2031	74,549	2,792,800	0.7%	37.46
DEA - Upper Marlboro	Upper Marlboro, MD	L	2037	50,978	2,789,546	0.7%	54.72
DEA - Dallas	Dallas, TX	SF	2041	71,827	2,742,744	0.7%	38.19
NARA - Broomfield	Broomfield, CO	W	2032	161,730	2,684,946	0.7%	16.60
JUD - Jackson	Jackson, TN	C	2043	75,043	2,680,097	0.7%	35.71
TREAS - Birmingham	Birmingham, AL	O	2029	83,676	2,647,284	0.7%	31.64
DHS - Atlanta (7)	Atlanta, GA	SF	2031 - 2038	96,235	2,635,485	0.7%	27.39
USAO - Louisville	Louisville, KY	SF	2031	60,000	2,566,248	0.6%	42.77
JUD - Charleston	Charleston, SC	C	2040	52,339	2,491,927	0.6%	47.61
IRS - Ogden	Ogden, UT	W	2029	100,000	2,394,006	0.6%	23.94
CBP - Savannah	Savannah, GA	L	2033	35,000	2,337,990	0.6%	66.80
Various GSA - Cleveland (8)	Brooklyn Heights, OH	O	2028 - 2040	61,384	2,267,525	0.6%	36.94
NWS - Kansas City	Kansas City, MO	SF	2033	94,378	2,180,189	0.6%	23.10
ICE - Orlando	Orlando, FL	SF	2040	49,420	2,136,063	0.5%	43.22
DEA - Santa Ana	Santa Ana, CA	SF	2029	39,905	2,070,469	0.5%	51.88
GSA - Clarksburg	Clarksburg, WV	O	2039	70,495	1,958,481	0.5%	27.78
JUD - Aberdeen	Aberdeen, MS	C	2040	45,194	1,948,573	0.5%	43.12
DEA - North Highlands	Sacramento, CA	SF	2033	37,975	1,907,525	0.5%	50.23
NPS - Omaha	Omaha, NE	SF	2029	62,772	1,899,374	0.5%	30.26
DEA - Riverside	Riverside, CA	SF	2032	34,354	1,889,093	0.5%	54.99
VA - Golden	Golden, CO	W	2036	59,792	1,849,540	0.5%	30.93
JUD - Newport News	Newport News, VA	C	2033	35,005	1,692,492	0.4%	48.35
USCG - Martinsburg	Martinsburg, WV	SF	2027	59,547	1,652,084	0.4%	27.74
DEA - Birmingham	Birmingham, AL	SF	2038	35,616	1,632,111	0.4%	45.83
JUD - Council Bluffs	Council Bluffs, IA	C	2041	28,900	1,430,087	0.4%	49.48
USAO - Springfield	Springfield, IL	SF	2038	43,600	1,408,680	0.4%	32.31
VA - Charleston	North Charleston, SC	W	2040	97,718	1,389,771	0.4%	14.22
DEA - Albany	Albany, NY	SF	2042	31,976	1,198,254	0.3%	37.47
HSI - Orlando	Orlando, FL	SF	2036	27,840	1,123,185	0.3%	40.34
SSA - Dallas	Dallas, TX	SF	2035	27,200	1,083,262	0.3%	39.83

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Wholly Owned U.S. Government Leased Properties (Cont.)
JUD - South Bend	South Bend, IN	C	2027	30,119	$837,437	0.2%	$27.80
ICE - Louisville	Louisville, KY	SF	2036	17,420	782,609	0.2%	44.93
DEA - San Diego	San Diego, CA	W	2032	16,100	569,961	0.1%	35.40
DEA - Bakersfield	Bakersfield, CA	SF	2038	9,800	502,549	0.1%	51.28
SSA - San Diego	San Diego, CA	SF	2032	10,059	458,846	0.1%	45.62
Subtotal				8,064,666	$294,872,253	74.6%	$36.56

Wholly Owned State and Local Government Property
DC - Capitol Plaza (9)	Washington, DC	O	2027 - 2038	280,485	$17,593,797	4.4%	$62.73
Wake County III - Cary (10)	Cary, NC	O	2027 / 2034	113,722	3,508,330	0.9%	30.85
CA - Anaheim	Anaheim, CA	O	2033 / 2034	95,273	3,364,379	0.9%	35.31
SVA - Glen Allen I	Glen Allen, VA	O	2034	127,500	3,100,670	0.8%	24.32
Wake County II - Cary	Cary, NC	O	2034	98,340	3,007,735	0.8%	30.59
NM - Albuquerque	Albuquerque, NM	O	2036	81,423	2,342,930	0.6%	28.77
Wake County I - Cary	Cary, NC	O	2034	75,401	2,226,569	0.5%	29.53
SVA - Glen Allen II	Glen Allen, VA	O	2036	46,147	1,094,415	0.3%	23.72
Subtotal				918,291	$36,238,825	9.2%	$39.46

Wholly Owned Privately Leased Property
York Space Systems - Greenwood Village	Greenwood Village, CO	SF	2031	138,125	$4,719,588	1.1%	$34.17
SVA - Glen Allen III (11)	Glen Allen, VA	O	2027 - 2031	124,066	2,975,104	0.8%	23.98
Northrop Grumman - Dayton	Beavercreek, OH	SF	2029	99,246	2,588,312	0.7%	26.08
Northrop Grumman - Aurora	Aurora, CO	SF	2032	104,136	2,368,386	0.6%	22.74
501 East Hunter Street - Lummus Corporation	Lubbock, TX	W	2028	70,078	410,164	0.1%	5.85
Subtotal				535,651	$13,061,554	3.3%	$24.38

Wholly Owned Properties Total / Weighted Average				9,518,608	$344,172,632	87.1%	$36.16

Property Name	Location	Property Type (1)	Tenant Lease Expiration Year (2)	Leased Square Feet	Annualized Lease Income	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot
Unconsolidated Real Estate Venture U.S. Government Leased Properties
VA - Phoenix (12)	Phoenix, AZ	OC	2042	257,294	$10,850,231	2.7%	$42.17
VA - San Antonio (12)	San Antonio, TX	OC	2041	226,148	9,271,825	2.3%	41.00
VA - Jacksonville (12)	Jacksonville, FL	OC	2043	193,100	7,731,086	2.0%	40.04
VA - Chattanooga (12)	Chattanooga, TN	OC	2035	94,566	4,310,316	1.1%	45.58
VA - Lubbock (12) (13)	Lubbock, TX	OC	2040	120,916	4,250,332	1.1%	35.15
VA - Marietta (12)	Marietta, GA	OC	2041	76,882	3,880,745	1.0%	50.48
VA - Birmingham (12)	Irondale, AL	OC	2041	77,128	3,212,594	0.8%	41.65
VA - Corpus Christi (12)	Corpus Christi, TX	OC	2042	69,276	2,994,311	0.8%	43.22
VA - Columbus (12)	Columbus, GA	OC	2042	67,793	2,981,857	0.8%	43.98
VA - Lenexa (12)	Lenexa, KS	OC	2041	31,062	1,347,188	0.3%	43.37
Subtotal				1,214,165	$50,830,485	12.9%	$41.86

Total / Weighted Average				10,732,773	$395,003,117	100.0%	$36.80

Total / Weighted Average at Easterly's Share				10,162,114	$371,112,789		$36.52
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
(9)
Private tenants occupy 16,096 leased square feet.
(10)
A private tenant occupies 37,858 leased square feet.
(11)
Three private tenants occupy 124,066 leased square feet.
(12)
We own 53.0% of the property through an unconsolidated joint venture.
(13)
Asset is subject to a ground lease where the unconsolidated joint venture is the lessee.

Certain of our leases are currently in the “soft-term” period of the lease, meaning that the U.S. Government tenant agency has the right to terminate the lease prior to its stated lease end date. We believe that, from the U.S. Government’s perspective, leases with such provisions are helpful for budgetary purposes. While some of our leases are contractually subject to early termination, we do not believe that our tenant agencies are likely to terminate these leases early given the build-to-suit features at the properties subject to the leases, the weighted average age of these properties based on the date the property was built or renovated-to-suit, where applicable (approximately 21.3 years as of September 30, 2026), the mission-critical focus of the properties subject to the leases and the current level of operations at such properties.

The following table sets forth a schedule of lease expirations for leases in place (including for wholly owned properties and properties held by the JV) as of September 30, 2026:

Year of Lease Expiration (1)	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Portfolio Leased Square Footage Expiring	Annualized Lease Income Expiring	Percentage of Total Annualized Lease Income Expiring	Annualized Lease Income per Leased Square Foot Expiring
2027	13	761,371	7.1%	$28,847,107	7.3%	$37.89
2028	12	905,036	8.4%	22,352,713	5.7%	24.70
2029	10	757,363	7.1%	24,946,345	6.3%	32.94
2030	6	95,888	0.9%	2,789,150	0.7%	29.09
2031	9	544,416	5.1%	18,460,375	4.7%	33.91
2032	11	712,188	6.6%	22,470,883	5.7%	31.55
2033	10	571,247	5.3%	22,486,479	5.7%	39.36
2034	12	639,124	6.0%	24,635,426	6.2%	38.55
2035	6	429,138	4.0%	17,183,471	4.4%	40.04
Thereafter	59	5,317,002	49.5%	210,831,168	53.3%	39.65
Total / Weighted Average	148	10,732,773	100.0%	$395,003,117	100.0%	$36.80

(1)
The year of lease expiration is pursuant to current contract terms. Some U.S. Government tenants have the right to vacate their space during a specified period, or “soft term,” before the stated terms of their leases expire. As of September 30, 2026, six U.S. Government tenants occupying approximately 2.3% of our leased square feet and contributing approximately 2.3% of our annualized lease income are currently operating under lease provisions that allow them to exercise their right to terminate their lease before the stated term of their respective lease expires.

Information about our development properties as of September 30, 2026 is set forth in the table below:

Property Name	Location	Tenant	Property Type (1)	Lease Term	Estimated Leased Square Feet
FL - Fort Myers	Fort Myers, FL	Florida Department of Law Enforcement	L	25-year	64,000
JUD - Flagstaff	Flagstaff, AZ	Judiciary of the U.S. Government	C	20-year	50,777
JUD - Medford	Medford, OR	Judiciary of the U.S. Government	C	20-year	40,035
Total					154,812
(1)
C=Courthouse; L=Laboratory.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2026 and 2025

The financial information presented below summarizes our results of operations for the three months ended September 30, 2026 and 2025 (amounts in thousands).

	For the three months ended September 30,
	2026	2025	Change
Revenues
Rental income	$90,035	$82,210	$7,825
Tenant reimbursements	988	1,700	(712)
Asset management income	693	623	70
Other income	1,895	1,618	277
Total revenues	93,611	86,151	7,460
Expenses
Property operating	22,875	20,715	2,160
Real estate taxes	9,015	8,814	201
Depreciation and amortization	30,964	28,946	2,018
Acquisition costs	360	293	67
Corporate general and administrative	7,198	5,808	1,390
Provision for (recovery of) credit losses	(752)	302	(1,054)
Total expenses	69,660	64,878	4,782
Other income (expense)
Income from unconsolidated real estate venture	1,778	1,556	222
Interest expense, net	(20,040)	(19,037)	(1,003)
Impairment loss	—	(2,545)	2,545
Net income	$5,689	$1,247	$4,442

Revenues

Total revenues increased $7.5 million to $93.6 million for the three months ended September 30, 2026 compared to $86.2 million for the three months ended September 30, 2025.

The $7.8 million increase in Rental income is primarily attributable to the three operating properties acquired since September 30, 2025, one development property placed into service since September 30, 2025 and a full period of operations from the one operating property acquired during the quarter ended September 30, 2025.

The $0.7 million decrease in tenant reimbursements is primarily attributable to a decrease in reimbursable tenant project activity.

The $0.1 million increase in Asset management income is primarily attributable to the fee earned by us for asset management of the JV.

The $0.3 million increase in Other income is primarily attributable to an increase in miscellaneous income.

Expenses

Total expenses increased $4.8 million to $69.7 million for the three months ended September 30, 2026 compared to $64.9 million for the three months ended September 30, 2025.

The $2.2 million increase in Property operating expenses is primarily attributable to the three operating properties acquired since September 30, 2025, one development property placed into service since September 30, 2025 and a full period of operations from the one operating property acquired during the quarter ended September 30, 2025.

The $0.2 million increase in Real estate taxes is primarily attributable to the three operating properties acquired since September 30, 2025, one development property placed into service since September 30, 2025 and a full period of operations from the one operating property acquired during the quarter ended September 30, 2025.

The $2.0 million increase in Depreciation and amortization is primarily attributable to the three operating properties acquired since September 30, 2025, one development property placed into service since September 30, 2025 and a full period of operations from the one operating property acquired during the quarter ended September 30, 2025.

The $1.4 million increase in Corporate general and administrative is primarily due to an increase in employee costs and non-cash compensation.

The $1.1 million increase in Provision for (recovery of) credit losses is primarily due to a downward adjustment to our credit loss allowance for a $35.6 million repayment of the DEA Bedford Real estate loan receivable and change in market conditions.

Income from unconsolidated real estate venture

The $0.2 million increase in Income from unconsolidated real estate venture is primarily attributable to lower operating expenses during the quarter ended September 30, 2026.

Interest expense, net

The $1.0 million increase in Interest expense, net is primarily attributable to higher weighted average borrowings and higher interest rates.

Impairment loss

During the quarter ended September 30, 2025, we recognized an impairment loss totaling approximately $2.5 million for our ICE - Otay property in order to reduce its carrying value to its estimated fair value. ICE - Otay is a 52,881 rentable square foot office building located in San Diego, California.

Comparison of Results of Operations for the nine months ended September 30, 2026 and 2025

The financial information presented below summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (amounts in thousands).

	For the nine months ended September 30,
	2026	2025	Change
Revenues
Rental income	$268,287	$238,123	$30,164
Tenant reimbursements	2,137	4,621	(2,484)
Asset management income	2,036	1,867	169
Other income	5,113	4,449	664
Total revenues	277,573	249,060	28,513
Expenses
Property operating	63,418	57,724	5,694
Real estate taxes	26,619	25,257	1,362
Depreciation and amortization	96,343	84,277	12,066
Acquisition costs	1,562	962	600
Corporate general and administrative	24,646	18,830	5,816
Recovery of credit losses	(869)	(475)	(394)
Total expenses	211,719	186,575	25,144
Other income (expense)
Income from unconsolidated real estate venture	5,036	5,218	(182)
Interest expense, net	(60,629)	(56,374)	(4,255)
Impairment loss	—	(2,545)	2,545
Net income	$10,261	$8,784	$1,477

Revenues

Total revenues increased $28.5 million to $277.6 million for the nine months ended September 30, 2026 compared to $249.1 million for the nine months ended September 30, 2025.

The $30.2 million increase in Rental income is primarily attributable to the three operating properties acquired since September 30, 2025, one development property placed into service since September 30, 2025 and a full period of operations from the three operating properties acquired during the nine months ended September 30, 2025.

The $2.5 million decrease in tenant reimbursements is primarily attributable to a decrease in reimbursable tenant project activity.

The $0.2 million increase in Asset management income is primarily attributable to the fee earned by us for asset management of the JV.

The $0.7 million increase in Other income is primarily attributable to an increase in interest income on our loans receivable and miscellaneous income.

Expenses

Total expenses increased $25.1 million to $211.7 million for the nine months ended September 30, 2026 compared to $186.6 million for the nine months ended September 30, 2025.

The $5.7 million increase in Property operating expenses is primarily attributable to the three operating properties acquired since September 30, 2025, one development property placed into service since September 30, 2025 and a full period of operations from the three operating properties acquired during the nine months ended September 30, 2025.

The $1.4 million increase in Real estate taxes is primarily attributable to the three operating properties acquired since September 30, 2025, one development property placed into service since September 30, 2025 and a full period of operations from the three operating properties acquired during the nine months ended September 30, 2025.

The $12.1 million increase in Depreciation and amortization is primarily attributable to the three operating properties acquired since September 30, 2025, one development property placed into service since September 30, 2025 and a full period of operations from the three operating properties acquired during the nine months ended September 30, 2025.

The $5.8 million increase in Corporate general and administrative is primarily due to an increase in employee costs and non-cash compensation.

The $0.4 million increase in Recovery of credit losses is primarily due to a downward adjustment to our credit loss allowance for a cumulative $50.6 million repayment of the DEA Bedford Real estate loan receivable in April 2025 and September 2026 and change in market conditions.

Income from unconsolidated real estate venture

The $0.2 million decrease in Income from unconsolidated real estate venture is primarily attributable to higher operating expenses during the nine months ended September 30, 2026.

Interest expense, net

The $4.3 million increase in Interest expense, net is primarily attributable to higher weighted average borrowings.

Impairment loss

During the quarter ended September 30, 2025, we recognized an impairment loss totaling approximately $2.5 million for our ICE - Otay property in order to reduce its carrying value to its estimated fair value. ICE - Otay is a 52,881 rentable square foot office building located in San Diego, California.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, development activities at JUD – Flagstaff and JUD – Medford, planned and possible acquisitions of properties, stockholder distributions to maintain our qualification as a REIT, potential repurchases of common stock under our share repurchase program and other capital obligations associated with conducting our business. At September 30, 2026, we had approximately $2.9 million available in cash and cash equivalents, $8.8 million of restricted cash and there was approximately $383.8 million available under our 2024 revolving credit facility.

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

Our short-term liquidity requirements consist primarily of funds to pay for the following:

•
development and redevelopment activities, including major redevelopment, renovation or expansion programs at JUD – Flagstaff and JUD – Medford and other individual properties;
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

Equity

ATM Program

We entered into equity distribution agreements on June 22, 2021 with various financial institutions relating to our $300.0 million “at the market” equity offering program (the “2021 ATM Program”). On August 4, 2026, we entered into amended and restated equity distribution agreements governing the 2021 ATM Program in order to, among other things, permit our entry into contingent forward transactions, as described below. Pursuant to the 2021 ATM Program, we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million from time to time in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the 2021 ATM Program, we may enter into one or more forward transactions, including transactions on a contingent and non-contingent basis (each, a “forward sale transaction”), under separate master forward sale confirmations and related supplemental confirmations with certain financial institutions party to the amended and restated agreements governing the 2021 ATM Program for the sale of shares of our common stock on a forward basis.

The following table sets forth certain information with respect to issuances under the 2021 ATM Program during the nine months ended September 30, 2026 (amounts in thousands, except share amounts):

	2021 ATM Program
For the quarter ended	Number of Shares Issued (1)	Net Proceeds
March 31, 2026	94,170	$2,146
June 30, 2026	796,943	18,825
September 30, 2026	—	—
Total	891,113	$20,971

(1) Shares issued by us, which were all issued in settlement of forward sale transactions. As of September 30, 2026, we had settled all of our outstanding forward sale transactions under the 2021 ATM Program. We accounted for the forward sale transactions as equity.

As of September 30, 2026, we had approximately $215.0 million of gross sales of our common stock available under the 2021 ATM Program.

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

No repurchases of shares of our common stock were made under the share repurchase program during the nine months ended September 30, 2026.

Debt

Indebtedness Outstanding

The following table sets forth certain information with respect to our outstanding indebtedness as of September 30, 2026 (amounts in thousands):

	Principal Outstanding	Interest	Current
Loan	September 30, 2026	Rate (1)(2)	Maturity
Revolving credit facility:
2024 revolving credit facility (3)	$16,050	SOFR + 135 bps	June 2028 (4)
Total revolving credit facility	16,050

Term loan facilities:
2016 term loan facility	100,000	5.21% (5)	January 2028 (6)
2018 term loan facility	200,000	4.99% (7)	August 2028 (8)
2026 term loan facility	200,000	SOFR + 130 bps	June 2031
Total term loan facilities	500,000
Less: Total unamortized deferred financing fees	(3,778)
Total term loan facilities, net	496,222

Notes payable:
2017 series A senior notes	95,000	4.05%	May 2027
2017 series B senior notes	50,000	4.15%	May 2029
2017 series C senior notes	30,000	4.30%	May 2032
2019 series A senior notes	85,000	3.73%	September 2029
2019 series B senior notes	100,000	3.83%	September 2031
2019 series C senior notes	90,000	3.98%	September 2034
2021 series A senior notes	50,000	2.62%	October 2028
2021 series B senior notes	200,000	2.89%	October 2030
2024 series A senior notes	150,000	6.56%	May 2033
2024 series B senior notes	50,000	6.56%	August 2033
2025 series A senior notes	25,000	6.13%	March 2030
2025 series B senior notes	100,000	6.33% (9)	March 2032
Total notes payable	1,025,000
Less: Total unamortized deferred financing fees	(5,364)
Total notes payable, net	1,019,636

Mortgage notes payable:
ICE – Charleston	7,697	4.21%	January 2027
VA – Loma Linda	127,500	3.59%	July 2027
CBP – Savannah	7,100	3.40%	July 2033
Total mortgage notes payable	142,297
Less: Total unamortized deferred financing fees	(182)
Less: Total unamortized premium/discount	(158)
Total mortgage notes payable, net	141,957

Total debt	$1,673,865
(1)
Effective interest rates are as follows: 2016 term loan facility 5.49%, 2018 term loan facility 5.43%, 2026 term loan facility 5.11%, 2017 series A senior notes 4.15%, 2017 series B senior notes 4.23%, 2017 series C senior notes 4.37%, 2019 series A senior notes 3.82%, 2019 series B senior notes 3.91%, 2019 series C senior notes 4.04%, 2021 series A senior notes 2.74%, 2021 series B senior notes 2.99%, 2024 series A senior notes 6.74%, 2024 series B senior notes 6.73%, 2025 series A senior notes 6.36%, 2025 series B senior notes 6.51%, ICE – Charleston 3.93%, VA – Loma Linda 3.78%, CBP – Savannah 4.12%.
(2)
At September 30, 2026, the USD secured overnight financing rate (“SOFR”) with a five day lookback was 3.87%. The current interest rate is not adjusted to include the amortization of deferred financing fees or debt issuance costs incurred in obtaining debt or any unamortized fair market value premiums. The spread over the applicable rate for each of our $400.0 million senior unsecured revolving credit facility (the “2024 revolving credit facility”), our $200.0 million senior unsecured term loan facility (our “2026 term loan facility”), our $200.0 million senior unsecured term loan facility (as amended, our “2018 term loan facility”) and our $100.0 million senior unsecured term loan facility (as amended, our “2016 term loan facility”) is based on our consolidated leverage ratio, as set forth in the respective loan agreements.
(3)
Our $400.0 million senior unsecured 2024 revolving credit facility had available capacity of $383.8 million at September 30, 2026, in addition to an accordion feature that provides us with additional capacity of up to $300.0 million, subject to syndication of the increase and the satisfaction of customary terms and conditions.
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
(7)
Our 2018 term loan facility is subject to three interest rate swaps, of which one has an effective date of March 24, 2025 and two of the swaps have an effective date of June 30, 2025. The three swaps have an aggregate notional value of $200.0 million, which effectively fixes the interest rate at 4.99% annually, based on our consolidated leverage ratio as defined in our 2018 term loan facility agreement.
(8)
Our 2018 term loan facility has two one-year as-of-right extension options subject to certain conditions and the payment of an extension fee.
(9)
We entered into two $50.0 million treasury lock agreements to fix the Treasury rate of our 2025 series B senior notes.

On July 14, 2026, we used $6.4 million of available cash to extinguish the mortgage note obligation on USFS II — Albuquerque.

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

2016 Term Loan Facility

On June 25, 2026, we entered into the eleventh amendment to our 2016 term loan facility to remove the credit spread adjustment applicable to SOFR-based borrowings, consistent with the terms of our 2026 term loan facility.

2018 Term Loan Facility

On July 28, 2026, we entered into the sixth amendment to our 2018 term loan facility to remove the credit spread adjustment applicable to SOFR-based borrowings, consistent with the terms of our 2016 term loan facility and 2026 term loan facility.

2024 Revolving Credit Facility

On July 28, 2026, we entered into the second amendment to our 2024 revolving credit facility to remove the credit spread adjustment applicable to SOFR-based borrowings, consistent with the terms of each of our term loan facilities.

Our 2024 revolving credit facility, term loan facilities, notes payable, and mortgage notes payable are subject to ongoing compliance with a number of financial and other covenants. As of September 30, 2026, we were in compliance with all applicable financial covenants.

The chart below details our debt capital structure as of September 30, 2026 (dollar amounts in thousands):

Debt Capital Structure	September 30, 2026
Total principal outstanding	$1,683,347
Weighted average maturity	3.8 years
Weighted average interest rate	4.6%
% Variable debt	12.8%
% Fixed debt (1)	87.2%
% Secured debt	8.5%
(1)
Our 2016 term loan facility and 2018 term loan facility are swapped to be fixed and as such are included as fixed rate debt in the table above.

Material Cash Commitments

We entered into a construction loan agreement on August 6, 2024 (the “Construction Loan”) to lend up to $52.1 million to a developer (the “Borrower”). On September 3, 2026, the Borrower repaid the remaining $35.6 million outstanding under the Construction Loan, inclusive of accrued interest. No cash commitments remain on the Construction Loan as of September 30, 2026. During the nine months ended September 30, 2026, there were no other material changes to the cash commitment information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

Unconsolidated Real Estate Venture

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of September 30, 2026, our investment in the JV is $294.1 million. As of September 30, 2026, we had committed capital, net of return of over committed capital, to the JV totaling $332.9 million and had a remaining commitment of $11.6 million available. None of the properties owned by the JV are encumbered by mortgage indebtedness.

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

A summary of dividends declared by the Board of Directors per share of common stock and per common unit at the date of record is as follows:

Quarter	Declaration Date	Record Date	Payment Date	Dividend (1)
Q1 2026	April 22, 2026	May 7, 2026	May 21, 2026	$0.45
Q2 2026	July 29, 2026	August 10, 2026	August 20, 2026	$0.45
Q3 2026	October 22, 2026	November 5, 2026	November 20, 2026	$0.45
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

Cash Flows

The following table sets forth a summary of cash flows for the nine months ended September 30, 2026 and 2025 (amounts in thousands):

	For the nine months ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$119,303	$217,263
Investing activities	(101,662)	(257,559)
Financing activities	(39,495)	26,701

Operating Activities

We generated $119.3 million and $217.3 million of cash from operating activities during the nine months ended September 30, 2026 and 2025, respectively. Net cash provided by operating activities for the nine months ended September 30, 2026 includes $93.3 million in net cash from rental activities net of expenses, $13.4 million related to the change in tenant accounts receivable, prepaid expenses and other assets, real estate loan interest receivable, deferred revenue associated with operating leases, principal payments on operating lease obligations, principal repayment of sales-type lease, and accounts payable, accrued expenses and other liabilities and $12.6 million related to distributions from investment in unconsolidated real estate venture. Net cash provided by operating activities for the nine months ended September 30, 2025 includes $111.0 million related to the change in tenant accounts receivable, prepaid expenses and other assets, real estate loan interest receivable, deferred revenue associated with operating leases, principal payments on operating lease obligations, and accounts payable, accrued expenses and other liabilities, $91.1 million in net cash from rental activities net of expenses and $15.2 million related to distributions from investment in unconsolidated real estate venture.

Investing Activities

We used $101.7 million and $257.6 million in cash for investing activities during the nine months ended September 30, 2026 and 2025, respectively. Net cash used in investing activities for the nine months ended September 30, 2026 includes $64.8 million in additions to development properties, $44.3 million in real estate acquisitions and deposits, $22.2 million in additions to operating properties and $6.9 million in investments in real estate loans receivable, net offset by $33.5 million in repayments of real estate loan receivable and $3.1 million in distributions of capital from unconsolidated real estate venture. Net cash used in investing activities for the nine months ended September 30, 2025 includes $179.4 million in real estate acquisitions and deposits, $58.1 million in additions to development properties, $25.0 million in additions to operating properties and $14.0 million in investment in real estate loan receivable, net offset by $15.5 million in repayments of real estate loan receivable and $3.5 million in proceeds from sale of operating property, net.

Financing Activities

We used $39.5 million and generated $26.7 million in cash from financing activities during the nine months ended September 30, 2026 and 2025, respectively. Net cash used in financing activities for the nine months ended September 30, 2026 includes $183.0 million in net paydowns under our 2024 revolving credit facility, $65.9 million in dividend payments, $9.4 million in mortgage notes payable repayment, $1.9 million in deferred financing costs and $0.5 million in the payment of offering costs offset by $200.0 million in term loan draws on our 2026 term loan facility and $21.2 million in gross proceeds from issuance of shares of our common stock. Net cash generated by financing activities for the nine months ended September 30, 2025 includes $125.0 million in note payable issuances, $63.6 million in gross proceeds from issuance of shares of our common stock and $25.5 million in term loan proceeds, offset by $103.7 million in net paydowns under our 2024 revolving credit facility, $72.9 million in dividend payments, $4.8 million in deferred financing costs, $3.4 million in mortgage notes payable repayment, $1.9 million in treasury lock settlement and $0.7 million in the payment of offering costs.

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

We adjust FFO to present Core FFO as an alternative measure of our operating performance, which, when applicable, excludes items which we believe are not representative of ongoing operating results, such as liability management related costs (including losses on extinguishment of debt and modification costs), catastrophic event charges, depreciation of non-real estate assets, provision for (recovery of) credit losses and the unconsolidated real estate venture’s allocated share of these adjustments. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results. We believe Core FFO more accurately reflects the ongoing operational and financial performance of our core business.

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

The following table sets forth a reconciliation of our net income to FFO and Core FFO for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net income	$5,689	$1,247	$10,261	$8,784
Depreciation of real estate assets	30,707	28,695	95,553	83,523
Impairment loss	—	2,545	—	2,545
Unconsolidated real estate venture allocated share of above adjustments	2,084	2,282	6,647	6,841
FFO	38,480	34,769	112,461	101,693
Adjustments to FFO:
Loss on extinguishment of debt and modification costs	42	241	93	1,141
Provision for (recovery of) credit losses	(752)	302	(869)	(475)
Natural disaster event expense, net of recovery	1	44	16	114
Depreciation of non-real estate assets	257	251	790	754
Unconsolidated real estate venture allocated share of above adjustments	17	16	50	49
Core FFO	38,045	35,623	112,541	103,276

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

Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our significant accounting policies, which utilize relevant critical accounting estimates. During the nine months ended September 30, 2026, there were no material changes to the discussion of our significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of September 30, 2026, $1.5 billion, or 87.2% of our debt, excluding unamortized premiums and discounts, had fixed interest rates and $216.1 million, or 12.8%, had variable interest rates based on SOFR. If market interest rates on our variable rate debt fluctuate by 25 basis points, our interest expense would increase or decrease, depending on rate movement, by $0.5 million annually.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, as of September 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q:

Exhibit	Exhibit Description

3.1

Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.2

Articles of Amendment to the Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on April 28, 2025 and incorporated herein by reference)

3.3

Articles of Amendment to the Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on April 28, 2025 and incorporated herein by reference)

3.4

Articles of Amendment to the Amended and Restated Articles of Amendment and Restatement of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 8, 2025 and incorporated herein by reference)

3.5

Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

3.6

First Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 27, 2019 and incorporated herein by reference)

3.7

Second Amendment to Amended and Restated Bylaws of Easterly Government Properties, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 20, 2021 and incorporated herein by reference)

4.1

Specimen Certificate of Common Stock of Easterly Government Properties, Inc. (previously filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 30, 2015 and incorporated herein by reference)

10.1

Second Amendment to Credit Agreement, dated as of July 28, 2026, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders and Initial Issuing Banks named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., PNC Bank, National Association and Truist Bank (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q on August 3, 2026 and incorporated herein by reference)

10.2

Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of July 28, 2026, by and among Easterly Government Properties, Inc., Easterly Government Properties LP, the Guarantors named therein, the Initial Lenders named therein, and Citibank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., PNC Bank, National Association, Truist Bank and U.S. Bank National Association as Co-Syndication Agents, Raymond James Bank, Royal Bank of Canada, as Documentation Agent, and Citibank, N.A., Wells Fargo Securities, LLC, PNC Capital Markets LLC, Truist Bank and U.S. Bank National Association as Joint Lead Arrangers and Joint Book Running Managers (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q on August 3, 2026 and incorporated herein by reference)

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

Easterly Government Properties, Inc.

Date: October 26, 2026	/s/ Darrell W. Crate
Darrell W. Crate
President and Chief Executive Officer (Principal Executive Officer)

Date: October 26, 2026	/s/ Allison E. Marino
Allison E. Marino
Executive Vice President, Chief Financial Officer (Principal Financial Officer)